Form 10-K
period 1996-12-31
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 1997-03-31
CIK 1024321

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
[X]

  For the fiscal year ended December 31, 1996

                                      OR

[_]
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

  For the transition period from                             to


                        Commission file number 0-21845

                    WILSHIRE FINANCIAL SERVICES GROUP INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                   93-1223879
   (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION
   INCORPORATION OR ORGANIZATION)                           NO.)

1776 SW MADISON STREET, PORTLAND, OR                        97205
   (ADDRESS OF PRINCIPAL EXECUTIVE                       (ZIP CODE)
              OFFICES)

                                (503) 223-5600
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH
                                                       REGISTERED

_____________________________________     _____________________________________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes    [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on NASDAQ on February 28, 1997 was $35,202,219.

  As of February 28, 1997, 7,570,000 shares of Wilshire Financial Services Group Inc.'s common stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Wilshire Financial Services Group Inc.'s proxy statement, to be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                                                                       PAGE
 ----                                                                       ----
PART I. ..................................................................    3
   1.  Business...........................................................    3
   2.Properties...........................................................   13
   3.Legal Proceedings....................................................   14
   4.Submission of Matters to a Vote of Security Holders..................   14
PART II. .................................................................   16
   5.Market for the Registrant's Common Equity and Related Stockholder
   Matters................................................................   16
   6.Selected Financial Data and Operating Statistics.....................   16
   7.Management's Discussion and Analysis of Financial Condition and Re-
   sults of Operations ...................................................   20
   8.Financial Statements and Supplementary Data..........................   36
   9.Changes in and Disagreements with Accountants on Accounting and Fi-
   nancial Disclosure.....................................................   36
PART III. ................................................................   37
  10.Directors and Executive Officers of the Registrant...................   37
  11.Executive Compensation...............................................   37
  12.Security Ownership of Certain Beneficial Owners and Management.......   37
  13.Certain Relationships and Related Transactions.......................   37
PART IV. .................................................................   37
  14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....   37

                                    PART I.

ITEM 1. BUSINESS

                                    GENERAL

  Wilshire Financial Services Group Inc. ("WFSG" or the "Company") is a financial services holding company for certain companies and businesses previously held as part of, and operated by, the Wilshire group of companies (the "Wilshire Companies") pursuant to a reorganization of the Wilshire Companies. As part of the reorganization, certain companies forming part of the Wilshire Companies became subsidiaries of WFSG and certain companies, notably Wilshire Credit Corporation ("WCC"), did not become subsidiaries of WFSG and remain privately held (the "Wilshire Private Companies").

  The principal operations of WFSG are conducted through two second-tier subsidiary savings banks, Girard Savings Bank F.S.B. ("GSB") and First Bank of Beverly Hills F.S.B. ("FBBH") (collectively, the "Banks" or "Savings Banks"), and a nonbank subsidiary, Wilshire Funding Corporation ("WFC"). The Banks are federally chartered savings institutions regulated by the Office of Thrift Supervision ("OTS") with two branches and a merchant bankcard center in Southern California. Administrative headquarters of the Company, the Banks and WFC are located in Portland, Oregon. The Company's primary sources of revenue are real estate and consumer loans acquired in purchase transactions, mortgage-backed securities, loan securitization and whole loan sale transactions, and merchant bankcard processing operations.

BUSINESS ACTIVITIES

  Business Strategy. The Company's strategy is to aggressively pursue loan portfolio acquisitions where it believes it can receive acceptable rates of return on invested capital and effectively utilize extensive leverage. Key elements of this strategy include:

  . significant growth in loan portfolio investments;

  . utilize varied funding sources;

  . expansion into European markets;

  . utilize servicing expertise;

  . growth of non-traditional bankcard processing operations; and

  . develop wholesale origination network.

LOAN PORTFOLIO

  General. The Company's total loan portfolio includes residential mortgage loans, multi-family residential loans, commercial real estate loans, manufactured housing loans, commercial and business loans, auto loans, boat loans and other consumer loans (the "Total Loan Portfolio"). As of December 31, 1996, the Company's Total Loan Portfolio, net of unaccreted discount and allowance for loan losses amounted to $411.6 million or 54.6% of the Company's total assets. The Company expects to utilize its available funding sources to continue to aggressively expand its loan portfolio through the acquisition of loan portfolios in the United States and Europe, a substantial portion of which are expected to be non-performing loans ("Discounted Loans"). The Company expects to acquire loan portfolios from government agencies and private sector entities and through its mortgage conduit program. The Company securitizes its loan portfolios when advantageous. The Company may also from time to time engage in whole loan sales or determine to hold loans until maturity.

  Composition of Total Loan Portfolio. The following table sets forth the composition of the Company's Total Loan Portfolio by type of loan at the dates indicated.

               COMPOSITION OF THE COMPANY'S TOTAL LOAN PORTFOLIO

                                                     DECEMBER 31,
                                          -------------------------------------
                                            1996      1995      1994     1993
                                          --------  --------  --------  -------
                                                       (DOLLARS IN
                                                       THOUSANDS)
LOAN PORTFOLIO:
  Single-family residential.............. $ 74,895  $139,566  $ 53,095  $20,657
  Multi-family residential...............   69,044    71,239    77,884   26,076
  Commercial real estate.................   63,374    53,458    57,881   26,921
  Consumer and other.....................   22,817    19,753     6,733      391
                                          --------  --------  --------  -------
Loan portfolio...........................  230,130   284,016   195,593   74,045
Unaccreted discount and deferred fees....   (6,232)  (14,362)   (8,946)    (988)
Valuation allowance......................  (31,936)  (10,237)   (7,270)  (4,314)
                                          --------  --------  --------  -------
Loan portfolio, net...................... $191,962  $259,417  $179,377  $68,743
                                          ========  ========  ========  =======
DISCOUNTED LOAN PORTFOLIO:
  Single-family residential.............. $276,759  $ 50,937  $    348  $   --
  Multi-family residential...............      317       --        --       --
  Commercial real estate.................    4,919     1,523       432      --
  Consumer and other.....................    1,342       979     2,215      --
                                          --------  --------  --------  -------
Discounted Loan Portfolio................  283,337    53,439     2,995      --
Unaccreted discount and deferred fees....  (58,088)   (6,671)     (470)     --
Valuation allowance(1)...................   (5,619)  (15,414)     (431)     --
                                          --------  --------  --------  -------
Discounted Loan Portfolio, net........... $219,630  $ 31,354  $  2,094  $   --
                                          ========  ========  ========  =======

--------
(1) For discussion of the valuation allowance allocation for purchase discount, see "--Asset Quality--Allowances for Losses."

  The real properties which secure the Company's Loan Portfolio are located throughout the United States. As of December 31, 1996, the five states with the greatest concentration of properties securing the Company's Loans were California, New York, Florida, Pennsylvania and Rhode Island, which had $148.3 million, $10.4 million, $10.1 million, $10.1 million and $9.6 million principal amount of loans, respectively. The real properties which secure the Company's Discounted Loans are located throughout the United States. As of December 31, 1996, the five states with the greatest concentration of properties securing the Company's Discounted Loans were New York, New Jersey, Connecticut, California and Arizona, which had $120.3 million, $42.4 million, $24.0 million, $20.0 million and $10.8 million principal amount of loans, respectively. The Company believes that the broad distribution of the real property in its Total Loan Portfolio reduces the risks associated with concentrating such loans in limited geographic areas.

  Contractual Principal Repayments. The following table sets forth certain information as of December 31, 1996 regarding the dollar amount of loans maturing in the Company's Loan Portfolio (excluding Discounted Loans) based on their contractual terms to maturity and includes scheduled payments but not potential prepayments, as well as the dollar amount of loans which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts and the allowance for loan losses.
                  MATURITY OF THE COMPANY'S LOAN PORTFOLIO(1)

                                                MATURING IN
                                -------------------------------------------
                                          AFTER ONE    AFTER FIVE    AFTER
                                ONE YEAR YEAR THROUGH YEARS THROUGH   TEN
                                OR LESS   FIVE YEARS    TEN YEARS    YEARS
                                -------- ------------ ------------- -------
                                           (DOLLARS IN THOUSANDS)
Single-family residential.....  $ 6,229    $ 3,174       $ 6,241    $59,251
Multi-family residential......    9,104     25,635        19,955     14,350
Commercial and other mortgage
 loans........................   21,898     29,683         8,338      3,455
Consumer and other loans......    1,733     15,805           377      4,902
Interest rate terms on amounts
 due after one year:
  Fixed.......................      --      25,218         6,284     21,087
  Adjustable..................      --      49,079        28,627     60,871

--------
(1) Excludes Discounted Loans.

  Scheduled contractual principal repayments do not reflect the actual maturities of loans because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses. The average life of mortgage loans, particularly fixed-rate loans, tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates.

LOAN ORIGINATION

  In late 1995, WCC launched a mortgage conduit program for the purchase of newly-originated residential mortgage loans on a nationwide basis through correspondents. While the Company is obtaining necessary regulatory approvals, WCC will continue to originate residential mortgage loans for the Company's account through its correspondent relationships and will then transfer the newly originated loans to the Company. The Company will simultaneously provide the funding for the newly originated residential mortgage loans. Although WCC will be originating mortgage loans for the Company's account while the Company obtains necessary licenses, the mortgage conduit program will be conducted by the Company.

  The mortgage conduit program currently focuses on the origination of manufactured housing loans, and conforming and non-conforming first and related second lien mortgage loans. All borrowers and the collateral must meet the Company's credit underwriting guidelines. The Company believes that the higher risk generally associated with non-agency borrowers is partially offset by the Company's strong credit underwriting guidelines and the better pricing associated with these loans. The Company expects to further expand the mortgage conduit program as it identifies market niches in the mortgage lending market where the Company believes it has a competitive advantage.

  The Company expects to securitize loans that it originates when advantageous. The Company may also from time to time sell whole loans or determine to hold loans until maturity.

EUROPEAN OPERATIONS

  The Company recently decided to expand its loan acquisition and servicing activities to encompass the United Kingdom and France with a view towards future expansion in Western Europe. The Company's expansion strategy involves understanding each new market's regulatory requirements and tailoring the Company's acquisitions and servicing to comply with such requirements and identifying and training management and employees to run the Company's European operations. The Company has established its own servicing operation in the United Kingdom and France. Management believes that conditions in the French real estate market and in the United Kingdom real estate market are similar to conditions in the United States real estate market in the late 1980's and early 1990's. The decline in the real estate market which began in the United States in 1987 and continued through the early 1990's occurred in the United Kingdom in late 1989 and France in 1992. Since the decline began in France in 1992 the value of real estate has fallen further than it did in the United States. In addition, there are currently only a few purchasers of distressed assets in the United Kingdom and France, which is similar to the way the market for distressed assets was in the United States when the Resolution Trust Company first began selling loans in the late 1980s. Based on these facts management believes that there may be opportunities to acquire Loan Portfolios at favorable prices. In addition, management believes that there is a demand in the European market for U.S.-style servicing with its automated systems and detailed investor reporting and aggressive servicing and work-out approaches. Most of the purchasers of distressed assets in the United Kingdom and France are U.S. based companies, which have utilized U.S.-style servicing and investor reporting in connection with the purchase of distressed assets in the United States and with the exception of recently originated loans, the servicing and reporting system in the United Kingdom and France for loans is generally less technologically developed and more labor intensive.

FUNDING SOURCES

  General. The Company, in addition to deposits at the Savings Banks, has extensive funding sources available for investment and lending activities from investment banking firms and institutional investors, including secured term loans, warehouse lines of credit, repurchase facilities and sales of participation interests in Loan Portfolios. Substantially all of the Company's loan portfolio investments are expected to utilize borrowed funds, minimizing the Company's equity investment to the extent possible. Management of the Company closely monitors rates and terms of competing sources of funds on a regular basis and generally utilizes the source which is the most cost effective.

  Deposits. The primary source of deposits for the Banks currently is "wholesale" certificates of deposit. To a lesser extent the Banks obtain brokered certificates of deposit from national investment banking firms which pursuant to agreements with the Banks, solicit funds from their customers for deposit with the banks. As of December 31, 1996, $172.4 million or 34% of the Banks' total deposits were brokered and $321.1 million or 64% were wholesale deposits. Wholesale deposits generally are obtained on more economically attractive terms to the Savings Banks than brokered deposits.

  The Banks' funding strategy has been to offer deposit rates above those customarily offered by banks and savings and loans in its markets. The Banks have been able to pursue this strategy because the general and administrative costs associated with operating the Banks is significantly lower than traditional banks and savings institutions with branch office networks. The Banks have generally accumulated deposits by participating in deposit rate surveys which list the Banks among the higher rate paying insured institutions, and periodically advertising in various local market newspapers and other media. However, because the Banks compete for deposits primarily on the basis of rates, the Banks could experience difficulties in attracting deposits if they could not continue to offer deposit rates at levels above those of other banks and savings institutions. FBBH and GSB are currently subject to cease-and-desist orders (the "Orders") issued by the OTS which prohibit FBBH and GSB from increasing their total assets, as measured at the end of each calendar quarter, in excess of $145 million and $408 million, respectively, plus total net interest credited on deposit liabilities.

  The following table sets forth information relating to the Company's deposits at the dates indicated.
                            THE COMPANY'S DEPOSITS

                                         DECEMBER 31,
                   --------------------------------------------------------
                          1996               1995               1994
                   ------------------ ------------------ ------------------
                    AMOUNT  AVG. RATE  AMOUNT  AVG. RATE  AMOUNT  AVG. RATE
                   -------- --------- -------- --------- -------- ---------
                                       (DOLLARS IN THOUSANDS)
Non-interest
bearing checking
accounts.......... $  5,625   0.00%   $  5,111   0.00%   $  3,045   0.00%
NOW and money
market checking
 accounts.........    2,023   1.82%      1,267   2.99       3,170   3.28
Savings accounts..      480   2.15%        304   2.38         215   2.25
Certificates of
deposit...........  493,486   5.92%    296,842   6.15     189,859   5.48
                   --------   ----    --------   ----    --------   ----
  Total deposits.. $501,614   5.84%   $303,524   6.03%   $196,289   5.35%
                   ========   ====    ========   ====    ========   ====

  The following table sets forth by various interest rate categories the certificates of deposit in the Company at December 31, 1996.

      INTEREST RATE CATEGORIES FOR THE COMPANY'S CERTIFICATES OF DEPOSIT

                                                            DECEMBER 31, 1996
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS)
         3.50% or less..................................         $    942
         3.51-4.50......................................              134
         4.51-5.50......................................           54,034
         5.51-6.50......................................          422,873
         6.51-7.50......................................           12,993
         7.51-8.50......................................            2,510
                                                                 --------
           Total........................................         $493,486
                                                                 ========


  The following table sets forth the amount and maturities of the certificates of deposit in the Company as of December 31, 1996.

              MATURITIES OF THE COMPANY'S CERTIFICATES OF DEPOSIT

                                                   ORIGINAL MATURITY IN MONTHS
                                                   -----------------------------
                                                    12 OR     13 TO
                                                     LESS      36     37 OR MORE
                                                   --------  -------  ----------
                                                     (DOLLARS IN THOUSANDS)
Balances Maturing in 3 Months or Less............. $129,783  $10,482    $ 347
  Weighted Average................................     5.69%    6.82%    7.00%
Balances Maturing in 4 to 12 Months............... $259,726  $46,145    $  99
  Weighted Average................................     5.94%    6.08%    5.50%
Balances Maturing in 13 to 36 Months..............      --   $46,392    $ 397
  Weighted Average................................      --      6.10%    6.91%
Balances Maturing in 37 or More Months............      --       --     $ 115
  Weighted Average................................      --       --      5.69%

  As of December 31, 1996, the Company had $111.5 million of certificates of deposit in amounts equal to or greater than $100,000 maturing as follows:
$35.9 million within three months; $30.6 million over three months through six months; $36.1 million over six months through 12 months; and $8.9 million thereafter.

  Borrowings. The following table sets forth information relating to the Company's borrowings and other interest-bearing obligations at the dates indicated.

                                                             DECEMBER 31,
                                                       ------------------------
                                                         1996    1995    1994
                                                       -------- ------- -------
                                                        (DOLLARS IN THOUSANDS)
FHLB Advances......................................... $    --  $   --  $13,000
Repurchase agreements and line of credit..............   97,624  13,000   8,500
Notes Payable.........................................   75,000     --      --
                                                       -------- ------- -------
  Total............................................... $172,624 $13,000 $21,500
                                                       ======== ======= =======


  The following table sets forth certain information related to the Company's short-term borrowings having average balances during the period of greater than 30% of stockholders' equity at the end of the period. During each reported period, FHLB advances and repurchase agreements are the only categories for borrowings meeting this criteria. Averages are determined by utilizing month-end balances.

                     SHORT-TERM BORROWINGS OF THE COMPANY

                                                    AT OR FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    --------  -------  -------
                                                     (DOLLARS IN THOUSANDS)
FHLB advances:
  Average amount outstanding during the period..... $  2,420  $ 1,381  $ 5,916
  Maximum month-end balance outstanding during the
   period.......................................... $ 11,000  $ 8,000  $13,000
  Weighted average rate:
    During the period..............................     6.57%    7.53%    3.85%
    At end of period...............................      --       --      4.33%
Repurchase agreements:
  Average amount outstanding during the period..... $ 51,316  $ 4,122  $ 4,757
  Maximum month-end balance outstanding during the
   period.......................................... $154,000  $14,950  $11,377
  Weighted average rate:
    During the period..............................     6.88%    5.62%    4.46%
    At end of period...............................     7.88%    6.70%    5.81%

  Repurchase Facilities. Each of FBBH and GSB entered into a Master Repurchase Agreement with Bear Stearns Mortgage Capital Corporation ("BSMCC"). Though such master repurchase agreements do not specify a maximum amount available under such agreements, the parties have currently agreed that such agreement may be used for up to $210 million of acquisitions in the aggregate. These agreements enable FBBH and/or GSB to purchase Loan Portfolios with immediate financing from BSMCC which can then be repaid as FBBH and/or GSB increases its deposits. See "--Deposits" for a discussion of certain limitations on the ability of the Banks to increase deposits.

  WFC has entered into a master repurchase agreement with CS First Boston Mortgage Capital Corporation ("FBMCC"). FBMCC has agreed to lend up to $250 million to WFC for the purchase of portfolios of performing and non-performing mortgage loans.

  WFC has entered into a master repurchase agreement with an affiliate of Bear, Stearns & Co., Inc. Though such master repurchase agreement does not specify a maximum amount available under such agreement, the parties have currently agreed that such agreement may be used for up to $100 million of acquisitions.

  WFC has entered into a master repurchase agreement with CS First Boston (Hong Kong) Limited for the purchase of portfolios of subordinate securities. Though such master repurchase agreement does not specify a maximum amount available under such agreement, the parties have currently agreed that such agreement may be used for up to $50 million of acquisitions.

  Warehouse Facilities. WFC has a secured warehouse financing facility with Prudential Securities Realty Funding Corp. of up to $100 million for the origination or purchase of residential first and second lien mortgage loans.

  FHLB Advances. The Banks obtain advances from the FHLB of San Francisco upon the security of certain of its assets, including FHLB stock, provided certain standards related to the creditworthiness of the Banks have been met. FHLB advances are available to member financial institutions such as the Banks for investment and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate, which may be fixed or adjustable, and a range of maturities.

  Securitizations. Since the Wilshire Companies initial use of securitization in 1995 through December 1996, the Wilshire Companies have issued $712.2 million of securities through four publicly underwritten and three privately placed securitizations, including non-performing and sub-performing mortgage loans, real estate owned, manufactured housing loans, consumer loans and conventional and non-conforming mortgage loans. Securitizations are expected to allow the Company to increase its loan acquisition and origination volume, reduce the risks associated with interest rate fluctuations and provide access to longer term funding sources. The Company currently intends to complete securitizations either through private placements or in public offerings when advantageous. On December 24, 1996, GSB and FBBH completed the sale of an aggregate of $212.8 million and $47.1 million respectively of performing residential mortgage loans to Wilshire Mortgage Funding Company IV, Inc. who sold the loans to CS First Boston Mortgage Securities Corp., who contributed them to a securitized trust.

SERVICING RELATIONSHIPS

  The Company, WFC and WCC entered into a loan servicing agreement (the "Loan Servicing Agreement") pursuant to which WCC will provide loan portfolio management services, including billing, portfolio administration and collection services for all loans owned, acquired or made by the Company or its affiliates (including new third party servicing) (the "Loans"). Pursuant to the Loan Servicing Agreement, the Company is required to pay a servicing fee equal to a market rate.

  After December 24, 1998, the Company will have the option to begin servicing its newly acquired Loan Portfolios and WCC's loans and assume certain assets and liabilities of WCC relating thereto (the "Servicing Transfer"), provided that, the Company or one of its subsidiaries has obtained the appropriate regulatory approvals. Notwithstanding the foregoing, the Company may request that the Servicing Transfer occur on an earlier date, provided that the foregoing conditions are met. WCC, in its sole discretion may refuse to effect the Servicing Transfer prior to the end of the second year. The Servicing Transfer will occur automatically on December 24, 1999, unless prohibited by applicable law. The fees and costs to be paid by WCC for the servicing of its loans shall be the Company's average costs for such collection as specified in the Loan Servicing Agreement.

  GSB and FBBH have each entered into loan servicing agreements with WCC pursuant to which WCC provides loan portfolio management services, including billing, portfolio administration and collection services for all loans owned, acquired or made by the Banks. It is anticipated that the Banks will terminate their agreements with WCC once WCC's servicing operations have been transferred to Wilshire Servicing Corporation, a wholly-owned subsidiary of the Company ("WSC"). At such time the Banks would enter into an agreement with WSC pursuant to which WSC would service the mortgage loans and other assets of the Banks.

NON-TRADITIONAL BANKCARD PROCESSING OPERATIONS

  The Company plans to continue development of its non-traditional bankcard processing operations, which generate revenues through merchant discounts and processing fees for Visa and MasterCard transactions. The

Company's bankcard processing operations focus on certain higher risk market niches, principally mail order/telephone order and audio-text where the Company believes it obtains higher returns on processing transactions. Revenues from the bankcard operation have demonstrated strong growth increasing from $0.6 million in 1994 to $4.7 million in 1995 and to $6.8 million during the year ended December 31, 1996. Management believes that there are opportunities to expand this business using its existing infrastructure and through acquisitions.

ASSET QUALITY

  The Company, like all financial institutions, is exposed to certain credit risks related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Management of the Company closely monitors the Company's loan and investment portfolios and the Company's real estate owned for potential problems on a periodic basis and reports to the Board of Directors at regularly scheduled meetings.

  Non-Performing Loans. It is the Company's policy to establish an allowance for uncollectible interest on loans in its Loan Portfolio (excluding Discounted Loans) which are past due 90 days or more and to place such loans on non-accrual status. The Company does not accrue interest on Discounted Loans (unless such loan later becomes performing). Loans also may be placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

  Real Estate Owned. Properties acquired through foreclosure, or by deed-in-lieu thereof are valued at the lower of cost or fair value. Properties included in the Company's real estate owned are periodically re-evaluated to determine that they are being carried at the lower of cost or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Deficiencies resulting from valuation adjustments to real estate owned subsequent to acquisition are recognized as a valuation allowance or are charged off. Subsequent increases related to the valuation of real estate owned are reflected as a reduction in the valuation allowance, but not below zero. Increases and decreases in the valuation allowance are charged or credited to income, respectively. WFC purchases real estate owned directly, and accounts for acquired properties in the same manner as described in the preceding paragraph. Cost is equivalent to purchase price.

  The following table sets forth certain information relating to the Company's real estate owned (by source of acquisition) at the dates indicated.

                       REAL ESTATE OWNED BY THE COMPANY

                                                          DECEMBER 31,
                                                      -------------------------
                                                       1996       1995    1994
                                                      -------    ------  ------
                                                           (DOLLARS IN
                                                           THOUSANDS)
Discounted Loan Portfolio:
  Single-family residential.......................... $15,274    $3,226  $  --
  Commercial and other mortgage loans................     200        66     --
                                                      -------    ------  ------
    Total Discounted Loans...........................  15,474     3,292     --
Loan portfolio:
  Singe-family residential...........................   2,773     1,676     613
  Multi-family residential...........................     100       611     254
  Commercial and other mortgage loans................     124       578     464
                                                      -------    ------  ------
    Total loan portfolio.............................   2,997     2,865   1,331
Real estate owned purchased directly:
  Single-family residential..........................  59,729(1)    --      --
    Total real estate................................  78,200     6,157   1,331
Allowance for real estate losses.....................     --     (1,193)   (123)
                                                      -------    ------  ------
Real estate owned, net............................... $78,200    $4,964  $1,208
                                                      =======    ======  ======

--------
(1) The increase between the balance at December 31, 1995 and December 31, 1996 reflects the purchase of certain single-family residential properties in the fourth quarter of 1996 by WFC.

  Allowances for Losses. The Company maintains an allowance for loan losses at a level believed adequate by management to absorb potential losses in the Total Loan Portfolio. The allowance is increased by provisions for loan losses charged against operations, recoveries of previously charged off credits, and allocations of discounts on purchased loans, and is decreased by charge-offs. Loans are charged off when they are deemed to be uncollectible, or in the case of automobile and other consumer loans, when payments are delinquent by more than 120 days.

  The Banks use their internal asset review systems to identify and evaluate impaired loans and to classify loans as special mention, substandard, doubtful, loss. These terms correspond to varying degrees of risk that the loans will not be collected in part or in full. The Banks' policies are to evaluate smaller-balance, homogenous pools of loans for impairment on a pooled basis. These are primarily single-family residential and automobile and other consumer loans. All other loans, whether Discounted Loans or other loans, are evaluated for impairment on a loan-by-loan basis. All loans are subject to potential classification as special mention, substandard, doubtful, or loss. The frequency at which a specific loan is subjected to internal asset review depends on the type and size of the loan and the presence or absence of other risk factors, such as delinquency and changes in collateral values.

  The allowance for loan losses comprises specific valuation allowances established for impaired loans and for certain other classified loans, and general valuation allowances. Specific valuation allowances are based on the estimated fair value of the collateral for impaired or troubled collateral dependent loans, in most cases. General valuation allowances are based on management's periodic analysis of the composition of the loan portfolio, delinquencies, loan classifications, historical loss experience, peer group data, OTS guidelines, economic factors and other relevant information. These estimation techniques apply to allowances established for both loans and Discounted Loans.

  When the Company increases the allowance for loan losses related to loans other than Discounted Loans, it records a corresponding increase to the provision for loan losses in the statement of operations. For Discounted Loans, increases to the allowance for loan losses are recorded shortly after each acquisition of a pool by allocating a portion of the purchase discount deemed to be associated with measurable credit risk. The allocation is based on the analyses of specific and general valuation allowances discussed above. Amounts allocated to the allowance for loan losses from purchase discounts do not increase the provision for loan losses recorded in the statement of operations; rather they decrease the amounts of the purchase discounts that are accreted into the interest income over the lives of the loans. If, after the initial allocation of the purchase discount to the allowance for loan losses, management subsequently identifies the need for additional allowances against Discounted Loans, the additional allowances are established through charges to the provision for loan losses.

  Accretion of purchase discounts (excluding amounts allocated to the allowance for loan losses) and interest income on Discounted Loans are recorded based on a method which approximates a level yield. The same income recognition policies apply to loans other than Discounted Loans when they are deemed to be non-performing, generally when they are 90 days or more delinquent.

  The Banks were acquired at substantial discounts to their respective book values, reflecting the poor quality of their assets and in the case of FBBH, an expected imminent regulatory takeover. As part of the acquisition, the Company acquired a substantial volume of impaired loans, which required the Banks to establish allowances for loan losses (the "Inherited Loans"). In addition, the OTS, as part of its examination process, periodically reviews the Banks' allowances for losses and the carrying values of assets.

  FBBH and GSB increased their allowances for loan losses with respect to the Inherited Loans by $4.8 million through December 31, 1996. In the fourth quarter of 1995 and the first quarter of 1996, the Banks acquired approximately $24.5 million of sub-prime auto loans (the "Sub-Prime Auto Loans"). Under OTS regulations the Banks have been required to write-off all auto loans in excess of 120 days delinquent, notwithstanding that the Banks retain the cars as collateral. The Banks have established reserves aggregating $8.6 million through the fourth quarter of 1996, including a 10% reserve on such loans which are current. The total reserve for losses as a percentage of the unpaid principal balance of these loans was 53.0% at December 31, 1996.

  Although the Company believes its allowances for loan losses are now adequate, future additions to these allowances, in the form of provisions for losses on loans, may be necessary due to changes in economic conditions, increases in the size of the Company's Loan Portfolio and the performance of the Loan Portfolio. The following table sets forth the Company's provision for estimated losses on loans, net of recoveries, for the year ended December 31, 1996.

                                                           PROVISIONS % OF TOTAL
                                                           ---------- ----------
                                                                (DOLLARS IN
                                                                THOUSANDS)
Inherited Loans...........................................  $ 4,845      29.28%
Sub-Prime Auto Loans......................................    8,583      51.86%
Other Purchased Loans.....................................    3,121      18.86%
                                                            -------     ------
Total provision for estimated losses on loans.............  $16,549     100.00%
                                                            =======     ======

  The following table sets forth the breakdown of the Company's allowances for losses on the Company's Loan Portfolio and Discounted Loan Portfolio by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated. The Company's allowances for losses includes purchased discount.

                     COMPANY'S TOTAL ALLOWANCES FOR LOSSES

                                              DECEMBER 31,
                         -------------------------------------------------------
                          1996   % OF TOTAL  1995   % OF TOTAL  1994  % OF TOTAL
                         ------- ---------- ------- ---------- ------ ----------
                                         (DOLLARS IN THOUSANDS)
Loan portfolio:
Real estate............. $24,051    64.0%   $ 9,830    38.3%   $6,948    90.2%
Non-real estate.........   7,885    21.0%       407     1.6%      322     4.2%
Discounted Loan Portfo-
 lio....................   5,619    15.0%    15,414    60.1%      431     5.6%
                         -------   -----    -------   -----    ------   -----
Total Allowances........ $37,555   100.0%   $25,651   100.0%   $7,701   100.0%
                         =======   =====    =======   =====    ======   =====

  The following table sets forth an analysis of activity in the allowance for losses relating to the Company's total loan portfolio during the periods indicated.

                  ACTIVITY IN COMPANY'S ALLOWANCES FOR LOSSES

                                                       DECEMBER 31,
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------   -------   -------
                                                  (DOLLARS IN THOUSANDS)
Balance, beginning of period.................... $ 25,651   $ 7,701   $ 4,314
Provision for loan losses.......................   16,549     4,266     2,173
Allocation from purchased loan discounts........   10,752    19,007     2,809
Charge-offs:
  Real estate...................................   14,336     5,096     1,620
  Non-real estate...............................    2,883       308        46
                                                 --------   -------   -------
  Total charge-offs.............................   17,219     5,404     1,666
Recoveries:
  Real estate...................................    1,735        81        71
  Non-real estate...............................       87       --        --
                                                 --------   -------   -------
  Total Recoveries..............................    1,822        81        71
                                                 --------   -------   -------
Net (charge-offs) recoveries....................  (15,397)   (5,323)   (1,595)
                                                 --------   -------   -------
Balance, end of period.......................... $ 37,555   $25,651   $ 7,701
                                                 ========   =======   =======
Net (charge-offs) recoveries as a percentage of
 average loan portfolio.........................     (3.6)%    (2.2)%    (1.4)%

  Delinquency. The table below sets forth the delinquency status of the Company's loan portfolio (excluding Discounted Loans) at each of the dates indicated.

                DELINQUENCY IN THE COMPANY'S LOAN PORTFOLIO(1)

                                               DECEMBER 31,
                         ---------------------------------------------------------
                                1996                1995               1994
                         ------------------  ------------------ ------------------
                                 PERCENT OF          PERCENT OF         PERCENT OF
                         BALANCE PORTFOLIO   BALANCE PORTFOLIO  BALANCE PORTFOLIO
                         ------- ----------  ------- ---------- ------- ----------
                                          (DOLLARS IN THOUSANDS)
Period of Delinquency:
  30-59 days............ $ 7,613     3.3%    $ 3,726    1.3%    $ 4,513    2.4%
  60-89 days............   7,204     3.1       3,037    1.1       2,202    1.1
  90 days or more(2)(3).  54,524    23.7      12,679    4.5      11,632    6.0
                         -------    ----     -------    ---     -------    ---
    Total loans
    delinquent.......... $69,341    30.1%(4) $19,442    6.9%    $18,347    9.5%
                         =======    ====     =======    ===     =======    ===

--------
(1) This table excludes Discounted Loans.
(2) All loans delinquent 90 days or more were on nonaccrual status.
(3) Increase is primarily due to Inherited Loans, Sub-Prime Auto Loans and purchased sub-performing residential loans.
(4) Increase in Percent of Portfolio reflects the securitization and sale of $259.9 million of the Company's performing Loan Portfolio in the fourth quarter of 1996.

INVESTMENT ACTIVITIES

  Investment Securities. Investment securities consist primarily of U.S. Government securities and required investment in FHLB stock and subordinate securities.

  The following table sets forth the Company's investment securities available for sale and held to maturity at the dates indicated:

                      THE COMPANY'S INVESTMENT SECURITIES

                                                             DECEMBER 31,
                                                        -----------------------
                                                         1996    1995    1994
                                                        ------- ------- -------
                                                        (DOLLARS IN THOUSANDS)
Available for sale:
  Mortgage-backed securities........................... $31,270 $ 9,083 $10,943
Held to maturity
  U.S. Government securities...........................   7,429   6,470   4,505
  Mortgage-backed securities...........................  21,724  13,119  14,439
                                                        ------- ------- -------
    Total..............................................  29,153  19,589  18,944
                                                        ------- ------- -------
  Total investment securities.......................... $60,423 $28,672 $29,887
                                                        ======= ======= =======

ITEM 2. PROPERTIES

  The Company's corporate headquarters are located in Portland, Oregon, where the Company leases approximately 18,000 square feet of office space from Wilshire Properties I, Incorporated ("WPI"), a corporation which is beneficially owned by Andrew A. Wiederhorn and Lawrence A. Mendelsohn. The lease agreement provides for an aggregate annual rent payment in 1997 of approximately $276,000 and expires December 31, 2001. In addition to base rent the Company is required to pay its proportionate share of operating expenses incurred by WPI in connection with the operations of the building. The Banks sub-lease approximately

8,000 sq. ft. of office space in two locations in Portland, Oregon from the Company for an aggregate annual rental in 1997 of $4. The term of the sub-lease is year to year. GSB leases its branch office in La Jolla, California pursuant to a lease expiring May 31, 1997. FBBH leases its branch office in Beverly Hills, California and office space for its merchant bankcard operations in Calabasas, California pursuant to leases expiring February 29, 2000 and November 30, 1999, respectively. The Company also leases office space in London, England and Paris, France pursuant to month-to-month leases. The Company believes its facilities are suitable and adequate for its current business purposes.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in various legal proceedings occurring in the ordinary course of business which management of the Company believes will not have a material adverse effect on the financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of 1996, no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT AND PRINCIPAL SUBSIDIARIES

  The following sets forth information about the executive officers of the Company as of February 28, 1996. The business address of each executive officer is the address of the Company, 1776 SW Madison Street, Portland, OR 97205, and each executive officer is a United States Citizen, unless otherwise noted.

  Andrew A. Wiederhorn, age 31, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation. Mr. Wiederhorn founded the Wilshire Companies in 1987 and continues to serve as the Chief Executive Officer of the Wilshire Private Companies.

  Lawrence A. Mendelsohn, age 35, has been the President of the Company since its formation. Since October 1996 Mr. Mendelsohn has been President of the Wilshire private companies. From February 1993 to October, 1996 Mr. Mendelsohn was the Executive Vice President of the Wilshire Companies. From January 1992 until February 1993 Mr. Mendelsohn was Vice President, Principal and Head of Capital Markets for Emerging Markets of Bankers Trust New York Corporation/BT Securities Corporation. From August 1987 until January 1992 Mr. Mendelsohn was the Vice President, Senior Options Principal and Head of Proprietary Trading for Equities, Equity Options and Distressed Debt for JP Morgan and Co./JP Morgan Securities.

  Bo G. Aberg, age 48, has been the Senior Vice President, in charge of European Operations of the Company since October 1996. From November 1994 to September 1996, Mr. Aberg was Chief Executive Officer of Securum Holding B.V., a Kingdom of Sweden owned work-out company in Europe. From September 1992 to November 1994, Mr. Aberg was Chief Executive Officer of Securum Real Estate Group, Malmo, Sweden. From January 1982 to September 1992 Mr. Aberg held several positions within the PK Group (a Swedish banking group), and from September 1974 to January 1982 he was a Chartered Accountant for Hagstroms Revisions Byra AB Sweden (now Ernst & Young). Mr. Aberg is a citizen of Sweden.

  Donald J. Berchtold, age 51, has been the Senior Vice President, in charge of Administration since October 1996. From March 1992 until October 1996 Mr. Berchtold was the Senior Vice President, in charge of Administration of the Wilshire Companies. From February 1991 until November 1992 he was a consultant to Entertainment Publications Inc.--CUC International Inc. Mr. Berchtold is Mr. Wiederhorn's father-in-law by marriage.

  Kenneth R. Kepp, age 41, has been the Senior Vice President, in charge of Operations since its formation. From November 1991 until October 1996 Mr. Kepp was the Senior Vice President--Operations of the Wilshire

Companies. From June 1990 until November 1991 Mr. Kepp was the Managing Director of Network Associates International, a consulting company to the leasing industry.

  Sheryl Anne Morehead, age 44, has been the Senior Vice President, S&L Group of the Company and Chief Executive Officer of the Savings Banks since October 1996. From December 1993 until October 1996, Ms. Morehead was the Chief Credit Officer/Chief Operating Officer of First Los Angeles Bank/San Paulo Bank Group, a savings bank. From August 1990 until December 1993, Ms. Morehead was the Chief Credit Officer/Executive Vice President of First Federal Bank, a savings bank.

  Chris Tassos, age 39, has been the Senior Vice President and Chief Financial Officer of the Company since its formation. Since August 1995 Mr. Tassos has been the Senior Vice President of Finance of the Wilshire Companies. From March 1992 until February 1995 he was the Chief Financial Officer and/or Senior Vice President of Finance of Long Beach Mortgage Company (formerly Long Beach Bank). From July 1979 until April 1984 and May 1985 until September 1990 Mr. Tassos was an auditor for Deloitte & Touche LLP.

  Phillip D. Vincent, age 42, has been the Senior Vice President, in charge of Loan Servicing of the Company since its formation. Mr. Vincent was Senior Vice President and Chief Administrative Officer of The J.E. Robert Company, Inc., one of the largest real estate and mortgage investment managers in the U.S. from April 1995 until July 1996, Senior Vice President and Managing Officer of The J.E. Robert Company, Inc. from June 1992 until September 1995, and Vice President and Division Manager of The J.E. Robert Company, Inc. from 1991 until May 1992. Mr. Vincent is a member of the American Institute of Certified Public Accountants.

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Effective December 18, 1996, the Company's common stock, par value $.01 per share (the "Common Stock") became listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "WFSG." The initial public offering price was $10.50 per share. Through February 28, 1997, the Company's Common Stock has traded between $10.50 and $18.00 per share. The approximate number of record holders of the Company's Common Stock at February 28, 1997 was 28. Prior to December 18, 1996, there was no public market for the Company's Common Stock.

  The Company has not paid any cash dividends on its Common Stock and it is the current intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company's business rather than to pay dividends. Future payment of cash dividends will depend upon the financial condition, results of operations and capital commitments of the Company as well as other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA AND OPERATING STATISTICS

  The following tables present selected financial information for the Company at the dates and for the periods indicated. The historical income statement and balance sheet data at and for the years ended December 31, 1996, 1995 and 1994 have been derived from the audited consolidated financial statements of the Company.

  On October 7, 1993, Wilshire Acquisition Corporation, a wholly-owned subsidiary of the Company ("WAC") acquired 94.9% of the common stock of FBBH in a purchase accounting transaction. On November 9, 1994, a newly-formed entity with ownership and management common to WAC, Wilshire Acquisitions Corporation II ("WACII") acquired 94.9% of the common stock of GSB in a purchase accounting transaction.

  Because WAC and WACII were under common control, the accompanying financial statements are presented on a combined basis as of December 31, 1994 and for the period from November 9 through December 31, 1994. On December 27, 1995, WAC and WACII were merged and WAC was named as the surviving entity.

  WSFG was incorporated in 1996 to be the holding company for WAC. WFSG formed certain nonbank subsidiaries, including WFC, and completed an initial public offering of common stock and notes payable in the fourth quarter of 1996. The consolidated financial statements for 1995 and 1996 include the accounts of WAC and the Banks for periods prior to the formation of WFSG.

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
                                                      (DOLLARS IN THOUSANDS,
                                                         EXCEPT PER SHARE
                                                             AMOUNTS)
INCOME STATEMENT DATA:
Interest Income:
  Loans.............................................  $44,294  $21,821  $ 7,923
  Mortgage-backed securities........................    1,797    1,359    1,361
  Investments and federal funds sold................    2,331    1,201      285
                                                      -------  -------  -------
    Total interest income...........................   48,422   24,381    9,569
                                                      -------  -------  -------
Interest expense:
  Deposits..........................................   25,002   13,944    5,017
  Borrowings........................................    4,275      537      440
                                                      -------  -------  -------
    Total interest expense..........................   29,277   14,481    5,457
                                                      -------  -------  -------
Net interest income.................................   19,145    9,900    4,112
Provision for estimated losses on loans.............   16,549    4,266    2,173
                                                      -------  -------  -------
Net interest income after provision for estimated       2,596    5,634    1,939
 losses on loans....................................  -------  -------  -------
Other Income:
  Bankcard income(1)................................    6,790    4,694      635
  Bankcard processing expense.......................   (5,124)  (3,462)    (274)
  Gain on sale of loans.............................   11,538      642      --
  Loan fees and charges.............................    1,747      610       43
  Trading account--unrealized gain..................    1,833      --       --
  Amortization of deferred credits..................      461      460      388
  Real estate owned, net............................      556     (170)    (241)
  Other, net........................................      141      163      435
                                                      -------  -------  -------
    Total other income..............................   17,942    2,937      986
                                                      -------  -------  -------
Other Expenses:
  Compensation and employee benefits................    4,464    2,516    1,922
  FDIC insurance premiums...........................    2,381      721      261
  Occupancy.........................................      339      385      319
  Professional services.............................      700    1,028      507
  Data processing and equipment rentals.............      229      232      162
  Loan service fees and expenses....................    5,176    1,958      242
  Other general and administrative expenses.........    2,157    1,092    1,290
                                                      -------  -------  -------
    Total other expenses............................   15,446    7,932    4,703
                                                      -------  -------  -------
Income (loss) before income tax provision (benefit).    5,092      639   (1,778)
Income tax provision (benefit)......................      125       47     (526)
                                                      -------  -------  -------
Net Income (loss)...................................  $ 4,967  $   592  $(1,252)
                                                      =======  =======  =======
Earnings (loss) per share(2)........................  $  1.07  $  0.46  $ (2.52)
                                                      =======  =======  =======

                                                          DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Total assets.....................................  $753,849  $340,695  $230,636
Cash and cash equivalents........................   152,298     3,382     4,880
Federal funds sold...............................       --      1,100     3,950
Mortgage-backed securities available for sale, at
 fair value......................................    31,270     9,083    10,943
Mortgage-backed securities held to maturity, at
 amortized cost..................................    21,724    13,119    14,439
Investment securities held to maturity, at
 amortized cost..................................     7,429     6,470     4,505
Trading account securities.......................    24,541       --        --
Loan portfolio, net(3)...........................   176,026   258,827   179,377
Discounted Loan Portfolio:
  Total loans....................................   262,599    20,210     2,995
  Discount.......................................   (50,240)   (3,008)     (470)
  Allowance for loan losses......................    (5,619)   (3,855)     (431)
  Discounted Loans, net..........................   206,740    13,347     2,094
Loans held for sale, net, at lower of cost or
 market..........................................    28,826    18,597       --
Stock in FHLB of San Francisco, at cost..........     2,958     1,421     1,612
Real estate owned, net...........................    78,200     4,964     1,208
Leasehold improvements and equipment.............       317       275       167
Due from affiliate(4)............................     5,051     3,755     3,410
Accrued interest receivable......................     3,517     3,042     1,599
Prepaid expenses and other assets................    10,769     3,143     1,026
Deferred tax asset, net..........................     4,183       170       774
Deposits.........................................   501,614   303,524   196,289
Short-term borrowings............................    97,624    13,000    21,500
Notes payable....................................    75,000       --        --
Deferred credits(5)..............................       717     1,134     1,772
Subordinated debt(6).............................       --     11,000       --
Minority interest................................       --        600       574
Preferred stock in subsidiary held by others.....       --        --      1,000
Accounts payable and other liabilities...........    17,872     4,398     2,056
Stockholders' equity.............................    61,022     7,039     6,793

                                                      YEAR ENDED DECEMBER
                                                              31,
                                                     ------------------------
                                                      1996     1995     1994
                                                     -------  -------  ------
                                                     (DOLLARS IN THOUSANDS)
FINANCIAL RATIOS AND OTHER DATA:
Return on average assets............................     .95%     .24%   (.92)%
Return on average equity............................   13.68%    8.65% (31.03)%
Average interest rate on total loans................    9.08%    9.57%   7.65%
Average equity to average assets....................    6.90%    2.72%   2.96%
Net interest spread(7)..............................    2.78%    3.08%   2.85%
Net interest margin(8)..............................    3.52%    3.72%   3.04%
Ratio of earnings to fixed charges(9):
  Including interest on deposits....................    1.17     1.04
  Excluding interest on deposits....................    2.19     2.19
Non-performing loans to loans at end of period(3)...   23.69%    4.46%   5.95%
Allowance for loan losses to total loans at end of
period..............................................     7.3%     7.6%    3.9%
LOAN ORIGINATIONS................................... $ 2,280  $ 8,748  $4,345
LOAN ACQUISITION DATA:
LOAN PORTFOLIO:
  Single-family residential......................... 239,263  121,883  36,462
  Multi-family residential..........................     507      --   61,247
  Commercial and other mortgage loans...............   6,803    2,126  31,091
  Consumer and other loans(10)......................  18,791   11,012  10,847
DISCOUNTED LOANS:
  Single-family residential......................... 336,614   49,662   1,542
  Multi-family residential..........................     464       96     --
  Commercial and other mortgage loans...............  10,741      869   1,843
  Consumer and other loans..........................     444    5,368     239
LOANS SOLD.......................................... 326,236   16,673     --

--------
 (1) The Company began its bankcard operations in 1994.
 (2) Earnings (loss) per share amounts are based on weighted average number of shares outstanding of WFSG during the applicable periods. For periods prior to the formation of WFSG, WAC shares outstanding were converted to their WFSG equivalent.
 (3) This item does not include Discounted Loans.
 (4) Due from affiliate primarily consists of amounts received by WCC from mortgagors on loans it is servicing for the Company and has not yet transferred to the Company.
 (5) Deferred credits represent negative goodwill--the excess of the net fair values of the Banks' assets and liabilities over the purchases prices paid by WAC for the Banks.
 (6) Effective January 1, 1996, $11.0 million of Common Stock was issued in exchange for subordinated debt.
 (7) Net interest spread represents average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.
 (8) Net interest margin represents net interest income divided by total average earning assets.
 (9) The ratios of earnings to fixed charges were computed by dividing (x) income from continuing operations before income taxes, extraordinary gains and cumulative effect of a change in accounting principle plus fixed charges by (y) fixed charges. Fixed charges represent total interest expense, including and excluding interest on deposits, as applicable, as well as the interest component of rental expense. Earnings for the year ended December 31, 1994 were inadequate to cover fixed charges by $1,778.
(10) Includes $24.5 million of Sub-Prime Auto Loans acquired in late 1995 and early 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with Selected Financial Information and the Consolidated Financial Statements of the Company and the notes thereto.

OVERVIEW

  The Company reported a net income of approximately $5.0 million for the year ended December 31, 1996, compared to net income of $0.6 million for the fiscal year ended December 31, 1995 and a loss of $1.3 million in calendar 1994.

  The Company's net interest income has increased substantially during the last three years primarily due to the growth in the Company's Total Loan Portfolio resulting from the Company's strategy of aggressively acquiring loan portfolios and by the acquisition of GSB in 1994. The Company's Total Loan Portfolio, net as of December 31, 1996, 1995 and 1994 was $411.6 million, $290.8 million and $181.5 million, respectively. Net interest income for the years ended December 31, 1996, 1995 and 1994 was $19.1 million, $9.9 million and $4.1 million, respectively.

  Provisions for loan losses totaled approximately $16.5 million for the year ended December 31, 1996, $4.3 million for the year ended December 31, 1995 and $2.2 million in 1994. These loss provisions resulted primarily from deterioration in the Company's Inherited Loans and Sub-Prime Auto Loans. These loss provisions reflect the poor quality of the assets of the Banks at the time they were acquired by the Company and loan loss provisions taken with respect to Sub-Prime Auto Loans. Following the addition of approximately $4.5 million of reserves taken in the third quarter of 1996, allowances for Sub-Prime Auto Loans as a percentage of the unpaid principal balances were 53.0% at December 31, 1996.

  Noninterest income of $17.9 million during the year ended December 31, 1996 increased from $2.9 million in fiscal 1995 and $1.0 million in fiscal 1994. This increase is primarily a result of gains on sales of loans of $11.5 million, loan fees and charges of $1.7 million and unrealized gains on trading activity of $1.8 million.

PRINCIPAL SOURCES OF REVENUE

  The principal component of the Company's revenues is interest income, with additional contributions from gains on sales of loans and income from bankcard processing operations. The following table sets forth the components of the Company's revenues for the periods indicated:

                              SOURCES OF REVENUE

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1996    1995    1994
                                                         ------- ------- -------
                                                         (DOLLARS IN THOUSANDS)
Interest income......................................... $48,422 $24,381 $ 9,569
Gains on sale of loans..................................  11,538     642     --
Bankcard income.........................................   6,790   4,694     635
Other, net(1)...........................................   4,738   1,063     625
                                                         ------- ------- -------
  Total revenue......................................... $71,488 $30,780 $10,829
                                                         ======= ======= =======

--------
(1) Other consists primarily of loan fees and charges, the amortization of negative goodwill and unrealized gain on trading securities.

  Net Interest Income. The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income received plus accreted purchase discount from its assets and the interest expense paid on its interest-bearing liabilities. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities, the degree of mismatch in the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities and timing of receipt of purchased principal discount. With respect to the Company's Discounted Loan Portfolio, the Company treats accreted discount on Discounted Loans as interest for accounting purposes.

  The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resultant average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net interest margin. Information is based on quarterly balances during the indicated periods.

           INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                         YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------------------------------------
                                      1996                          1995                          1994
                          ----------------------------- ----------------------------- -----------------------------
                          AVERAGE             AVERAGE   AVERAGE             AVERAGE   AVERAGE             AVERAGE
                          BALANCE   INTEREST YIELD/RATE BALANCE   INTEREST YIELD/RATE BALANCE   INTEREST YIELD/RATE
                          --------  -------- ---------- --------  -------- ---------- --------  -------- ----------
                                                          (DOLLARS IN THOUSANDS)
AVERAGE ASSETS:
Mortgage-backed securi-
 ties...................  $ 29,241  $ 1,797     6.15%   $ 24,054  $ 1,359     5.65%   $ 23,515   $1,361     5.79%
Loan portfolio(1).......   487,821   44,294     9.08     227,970   21,821     9.57     103,583    7,923     7.65
Investment securities
 and other..............    27,446    2,331     8.49      14,216    1,201     8.45    $  7,969      285     3.58
Total interest-earning
 assets,
 interest income........   544,508   48,422     8.89     266,240   24,381     9.16     135,067    9,569     7.08
Non-interest earning
 cash...................     6,019      --       --        1,868      --       --        2,053      --       --
Allowance for loan
 losses and unaccreted
 discount...............   (56,842)     --       --      (31,845)     --       --       (8,595)     --       --
Other assets............    32,061      --       --       15,277      --       --        7,646      --       --
                          --------  -------             --------  -------             --------   ------
Total assets............  $525,746  $48,422             $251,540  $24,381             $136,171   $9,569
                          ========  =======             ========  =======             ========   ======
AVERAGE LIABILITIES AND
 STOCKHOLDERS' EQUITY:
Interest-bearing depos-
 its....................  $425,303  $25,002     5.88    $231,555  $13,944     6.02    $118,277   $5,017     4.24
FHLB advances...........     2,420      159     6.57       1,381      104     7.53       5,916      228     3.85
Subordinated debentures
 and other interest-
 bearing
 obligations............    51,316    4,116     8.02       5,383      433     8.04       4,757      212     4.46
                          --------  -------             --------  -------             --------   ------
Total interest-bearing
 liabilities, interest
 expense................   479,039   29,277     6.11     238,319   14,481     6.08     128,950    5,457     4.23
Non-interest bearing de-
 posits.................     2,822      --       --        2,196      --       --        1,537      --       --
Escrow deposits.........       257      --       --          106      --       --           74      --       --
Other liabilities.......     7,330      --       --        4,077      --       --          582      --       --
                          --------  -------             --------  -------             --------   ------
 Total liabilities......   489,448   29,277      --      244,698   14,481              132,143    5,457
Stockholders' equity....    36,298      --       --        6,842      --       --        4,028      --       --
                          --------  -------             --------  -------             --------   ------
Total liabilities and
 stockholders' equity...  $525,746  $29,277             $251,540  $14,481             $136,171   $5,457
                          ========  =======             ========  =======             ========   ======
Net interest income.....            $19,145                       $ 9,900                        $4,112
Net interest spread.....                        2.78                          3.08                          2.85
Net interest margin.....                        3.52                          3.72                          3.04
Ratio of average inter-
 est--
 earning assets to aver-
 age
 interest-bearing lia-
 bilities...............     113.7%                        111.7%                        104.7%

--------
(1) The average balances of the loan portfolio include Discounted Loans and non-performing loans, interest on which is recognized on a cash basis.

  The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior rate), (ii) changes in rate (change in rate multiplied by prior volume) and (iii) total change in rate and volume. Changes attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                        CHANGES IN NET INTEREST INCOME

                                                YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------------------------
                               1996 V. 1995             1995 V. 1994            1994 V. 1993
                          ------------------------ -----------------------  -----------------------
                            INCREASE (DECREASE)     INCREASE (DECREASE)      INCREASE (DECREASE)
                                  DUE TO                   DUE TO                  DUE TO
                          ------------------------ -----------------------  -----------------------
                           RATE    VOLUME   TOTAL   RATE   VOLUME   TOTAL    RATE    VOLUME  TOTAL
                          -------  ------- ------- ------  ------- -------  -------  ------  ------
                                                 (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
 Mortgage-backed
 securities.............  $   127  $   311 $   438 $  (37) $    35 $    (2) $   168  $  975  $1,143
 Loan portfolio.........   (1,061)  23,534  22,473  2,405   11,493  13,898       60   6,480   6,540
 Investment securities
 and other..............        6    1,124   1,130    581      335     916     (112)    344     232
                          -------  ------- ------- ------  ------- -------  -------  ------  ------
   Total interest-
   earning assets.......     (928)  24,969  24,041  2,949   11,863  14,812      116   7,799   7,915
Interest-Bearing
Liabilities:
 Interest-bearing
 deposits...............     (324)  11,382  11,058  2,723    6,204   8,927    1,368   2,885   4,253
 FHLB advances..........      (11)      66      55   (626)     502    (124)     --      228     228
 Other interest-bearing
 obligations............       (1)   3,684   3,683    191       30     221      146     (19)    127
                          -------  ------- ------- ------  ------- -------  -------  ------  ------
   Total interest-
   bearing liabilities..     (336)  15,132  14,796  2,288    6,736   9,024    1,514   3,094   4,608
                          -------  ------- ------- ------  ------- -------  -------  ------  ------
Increase (decrease) in
net interest income.....  $  (592) $ 9,837 $ 9,245 $  661  $ 5,127 $ 5,788  $(1,398) $4,705  $3,307
                          =======  ======= ======= ======  ======= =======  =======  ======  ======

                  RESULTS OF OPERATIONS 1996 COMPARED TO 1995

NET INTEREST INCOME

  The Company's net interest income increased by approximately $9.2 million or 93.4% during fiscal year 1996, as compared to the same period in the prior year. This increase resulted from an approximately $24.0 million or 98.6% increase to interest income due to an approximately $278.3 million or 104.5% increase in average interest-earning assets from period to period. The increase in interest income was offset in part by an approximately $14.8 million or 102.2% increase in interest expense due to an approximately $240.7 million or 101.0% increase in average interest-bearing liabilities, primarily certificates of deposit, and, to a lesser extent, a 10 basis point increase in the weighted average rate paid on interest-bearing liabilities.

  The increase in interest income during the fiscal year 1996, as compared to the same period in the prior year, reflects substantial increases in the average balances of the loan portfolio. The Company's business strategy currently contemplates continued strong growth in its Total Loan Portfolio, with a particular emphasis on increasing its Discounted Loan Portfolio. For information on the growth in the Company's Total Loan Portfolio, including its Discounted Loan Portfolio, see "--Changes in Financial Condition" below.

PROVISIONS FOR ESTIMATED LOSSES ON LOANS

  Provisions for losses on loans are charged to operations to maintain an allowance for losses on each of the Loan Portfolio and the Discounted Loan Portfolio at a level which management considers adequate based upon an evaluation of known and inherent risks in such Loan Portfolio and the Discounted Loan Portfolio, historical loss experience, current economic conditions and other relevant factors. See "Business--Asset Quality-- Allowances for Loan Losses" for a discussion of management's methods of estimating loan loss provisions.

  The Company recorded provisions for estimated losses on loans totaling approximately $16.5 million for the fiscal year 1996, as compared to approximately $4.3 million for the prior year, an increase of 287.9%. The following table sets forth the Company's provision for estimated losses on loans for the year ended December 31, 1996:

                                                     PROVISIONS    % OF TOTAL
                                                     -----------   -----------
                                                     (DOLLARS IN THOUSANDS)
      Inherited Loans...............................  $     4,845         29.28%
      Sub-Prime Auto Loans..........................        8,583         51.86%
      Other Purchased Loans.........................        3,121         18.86%
                                                      -----------    ----------
        Total provision for estimated losses on
        loans.......................................  $    16,549        100.00%
                                                      ===========    ==========

  Approximately $6.1 million of the increase in the provisions from 1995 to 1996 was made after discussions between the OTS and the Banks concerning the appropriate provision for the Sub-Prime Auto Loans acquired by the Banks in the fourth quarter of 1995 and the first quarter of 1996.

  The Company also made a provision of approximately $4.8 million in fiscal year 1996 related to Inherited Loans owned by FBBH or GSB at the time the Banks were acquired by the Company. Both Banks were acquired at substantial discounts to their respective book values, reflecting the poor quality of their assets.

  Although management attempts to utilize its best judgment in providing for possible loan losses, changing economic and business conditions, fluctuations in local markets for real estate, future changes in non-performing asset trends, large movements in market interest rates or other factors could affect the Company's future provisions for loan losses. In addition, the OTS, as an integral part of its examination process, periodically reviews the adequacy of the Bank's allowances for losses on loans and Discounted Loans and such agency may require the Company to recognize changes to such allowances for losses based on its judgment about information available to it at the time of examination.

NET INTEREST INCOME AFTER PROVISION FOR ESTIMATED LOSSES ON LOANS

  The Company's net interest income after provision for estimated losses on loans decreased 53.9% to approximately $2.6 million for fiscal year 1996 from income of approximately $5.6 million for fiscal year 1995. This decrease was due to the substantial increase in provisions for estimated losses on loans.

OTHER INCOME

  The Company's other income was approximately $17.9 million for fiscal year 1996 compared to approximately $2.9 million for fiscal year 1995, an increase of 510.9%. This increase was primarily attributable to gains on the sale of loans. The components of the Company's non-interest income are reflected in the following table:

                                                             DECEMBER 31,
                                                        ------------------------
                                                           1996         1995
                                                        -----------  -----------
                                                        (DOLLARS IN THOUSANDS)
      Other income:
        Bankcard income................................ $     6,790  $    4,694
        Bankcard processing expense....................      (5,124)     (3,462)
        Gain on sale of loans..........................      11,538         642
        Loan fees and charges..........................       1,747         610
        Amortization of deferred credits...............         461         460
        Trading account-unrealized gain................       1,833         --
        Real estate owned, net.........................         556        (170)
        Other, net.....................................         141         163
                                                        -----------  ----------
          Total other income........................... $    17,942  $    2,937
                                                        ===========  ==========

  Bankcard Income and Processing Expense. The increase in other income for fiscal year 1996 was due in part to an increase of approximately $2.1 million in bankcard income, from approximately $4.7 million for fiscal year 1995 to approximately $6.8 million for fiscal year 1996. The large increase in income from the Company's bankcard operations was primarily due to the development of a number of new accounts. Bankcard processing expense increased by approximately $1.6 million from approximately $3.5 million for fiscal year 1995 to approximately $5.1 million for fiscal year 1996. This increase resulted primarily from an increase in bankcard processing due to growth in merchant transactions evidenced by the growth in bankcard income.

  Gains on Sale of Loans. The increase in other income in fiscal year 1996 was due primarily to an increase of approximately $10.9 million in gains on sales of mortgage loans, from $.6 million for fiscal year 1995 to approximately $11.5 million for fiscal year 1996. This increase was due to gains from the sale of approximately $287.8 million of mortgage loans. For the year ended December 31, 1996, gain on sale of whole loans totaled $5.4 million and gains from securitizations totaled $6.1 million.

  Gains or losses on loan portfolios sold through securitization transactions are based on the difference between the cash proceeds received on the certificates sold to outside investors (the "Senior Securities") and the Company's cost basis allocated to the Senior Securities. The Company's cost basis in loan portfolios sold is allocated between the Senior Securities and the subordinate securities retained by the Company based on the relative fair values of the two types of securities. The cost basis of the loans securitized is determined by their acquisition cost (for purchased loans) or net carrying value (for originated loans). The Company carries Subordinate Securities at fair value. As such, the carrying value of these securities is impacted by changes in market interest rates and prepayment and loss experiences of these and similar securities. The Company determines the fair value of the subordinate securities utilizing prepayment and credit loss assumptions appropriate for each particular securitization. The range of values attributable to the factors used in determining fair value is broad. Accordingly, the Company's estimate of fair value is subjective.

  Other income also includes loan fees and charges (e.g. late fees, commitment fees). Loan fees and charges increased approximately $1.1 million, from approximately $0.6 million for fiscal year 1995 to approximately $1.7 million for fiscal year 1996. The increase was primarily due to an increase in loan volume.

OTHER EXPENSE

  The Company's other expense totaled approximately $15.4 million for fiscal year 1996 compared to approximately $7.9 million for fiscal year 1995, an increase of 94.7%.

  Loan Service Fees and Expenses. The largest component of other expense in fiscal year 1996 was loan service fees and expense which increased by approximately $3.2 million from approximately $2.0 million for fiscal year 1995 to approximately $5.2 million for fiscal year 1996. Loan servicing fees and charges are paid to WCC and include (a) "normal" servicing fees, and (b) collection-related expenses incurred directly by WCC and reimbursed by the Company. Servicing fees for Discounted Loans have been based on a percentage of cash flows collected. Therefore, when Discounted Loans are sold, servicing fees increase substantially. The Banks' volume of loans being serviced by WCC, and particularly the volume of Discounted Loans, increased substantially during 1996 compared to 1995 resulting from substantial growth in the Banks' Total Loan Portfolio. Also, due to a securitization of non-performing loans (primarily Discounted Loans) in March, higher fees associated with the accelerated cash flows to the Banks were paid to WCC in the first quarter. These factors accounted for the increase in servicing fees and charges in fiscal year 1996 compared to fiscal year 1995.

  Compensation and Employee Benefits. Other expense relating to compensation and employee benefits also increased from approximately $2.5 million for fiscal year 1995 to approximately $4.5 million for fiscal year 1996, an increase of approximately $2.0 million (or 77.4%). The increase in compensation and employee benefits during this period reflected normal salary adjustments and an increase in the average number of full-time equivalent employees from 37 for fiscal year 1995 to 54 for fiscal year 1996, reflecting the expansion of business activities, particularly loan acquisition activities and the growth of non-traditional bankcard activities. In addition, the Banks' administrative offices were relocated to Portland, Oregon in August 1996 which resulted in approximately $0.7 million of additional employee compensation.

  FDIC Insurance Premiums. FDIC insurance premiums increased from approximately $0.7 million for fiscal year 1995 to approximately $2.4 million for fiscal year 1996, an increase of approximately $1.7 million (or 230.2%), as a result of growth in deposits outstanding and the SAIF special assessment.

INCOME TAX PROVISION

  Income tax provision amounted to approximately $0.1 million during fiscal year 1996 compared to a provision of less than $0.1 million during fiscal year 1995. This increase was due primarily to assessment of the valuation allowances against deferred tax assets. The Company's effective tax rate amounted to 2.5% and 7.4% during fiscal year 1996 and 1995, respectively. Differences in the Company's effective tax rates in recent periods compared to combined Federal and State statutory rates were primarily attributable to changes in assessments of the realization of deferred tax assets. Exclusive of such amounts, the Company's effective tax rate amounted to 41% during fiscal year 1996 and 1995.

                 RESULTS OF OPERATIONS--1995 COMPARED TO 1994

NET INTEREST INCOME

  The Company's net interest income was $9.9 million for fiscal year 1995 compared to $4.1 million for the fiscal year 1994, an increase of 140.8%. The components of the Company's net interest income for these fiscal years are discussed below.

  Interest Income. The Company's interest income was approximately $24.4 million for fiscal year 1995 compared to $9.6 million for fiscal year 1994, an increase of 154.8%. The increase in the Company's interest income from 1994 to 1995 was due primarily to an increase in interest received on loans from $7.9 million in 1994 to $21.8 million in 1995. The increase in interest received on loans was a result of an increase in the gross principal amount of the Company's total Loan Portfolio from $198.6 million in 1994 to $337.5 million in 1995, an increase of 69.9%. The Banks made substantial acquisitions of Discounted Loans in June 1995 and performing single-family loans in the fourth quarter of 1995. In addition, the Company acquired GSB in November 1994 and, as a result, the Company's 1994 results of operations only reflect two months of GSB's operations while 1995 results reflect a full year of operations by GSB. In addition, the average rate earned by the Company on its interest-bearing assets increased from 7.08% in 1994 to 9.16% in 1995.

  Interest Expense. The Company's interest expense was approximately $14.5 million for fiscal year 1995 compared to approximately $5.5 million in fiscal year 1994, an increase of 165.4%. The increase in interest expense from 1994 to 1995 was due primarily to an increase in average certificates of deposit outstanding from approximately $118.3 million in 1994 to approximately $231.6 million in 1995 (an increase of 104.4%), which occurred in order to fund the growth of the loan portfolio noted above. In addition, interest expense increased due to the inclusion of GSB's results of operations for the full year ending December 31, 1995, compared to fiscal year 1994 which only reflected two months of GSB's operations. In addition, the average interest rate on the Company's borrowings increased from 4.23% to 6.08% from 1994 to 1995.

PROVISIONS FOR ESTIMATED LOSSES ON LOANS

  In connection with its provision for estimated losses on loans the Company recorded an expense totaling approximately $4.3 million for fiscal year 1995 compared to approximately $2.2 million for fiscal year 1994, an increase of 96.3%.

  The increase in the provisions from 1994 to 1995 was primarily attributable to higher provisions related to the Inherited Loans and having a full year of GSB's operations presented in 1995. The increase in the provisions from 1994 to 1995 was also to a lesser degree attributable to the earthquake in Southern California in January

1994, which affected delinquency and collateral values in 1995. For a discussion of the Company's methods for establishing provisions for loan losses, see "Business--Asset Quality--Allowances for Loan Losses."

NET INTEREST INCOME AFTER PROVISION FOR ESTIMATED LOSSES ON LOANS

  The Company's net interest income after provision for estimated losses on loans increased 190.6% to approximately $5.6 million for fiscal year 1995 from approximately $1.9 million for fiscal year 1994.

OTHER INCOME

  The Company's other income was approximately $2.9 million for fiscal year 1995 compared to approximately $1.0 million for fiscal year 1994, an increase of 197.9%. This increase was primarily attributable to growth in the Company's bankcard operation and gains from the sale of loans. The components of the Company's non-interest income are reflected in the following table:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                           1995         1994
                                                       ------------  -----------
                                                       (DOLLARS IN THOUSANDS)
Other Income:
  Bankcard income..................................... $      4,694  $      635
  Bankcard processing expense.........................       (3,462)       (274)
  Gain on sale of loans...............................          642         --
  Loan fees and charges...............................          610          43
  Amortization of deferred credits....................          460         388
  Real estate owned, net..............................         (170)       (241)
  Other, net..........................................          163         435
                                                       ------------  ----------
    Total other income................................ $      2,937  $      986
                                                       ============  ==========

  The increase in other income in 1995 was due primarily to an increase of approximately $4.1 million in bankcard income, from approximately $0.6 million for fiscal year 1994 to approximately $4.7 million for fiscal year 1995. The large increase in income from the Company's bankcard operations reflects a full year of Bankcard operations in 1995 compared to a partial year for 1994, since bankcard operations commenced in mid-1994. Bankcard processing expense increased by approximately $3.2 million from approximately $0.3 million for fiscal year 1994 to approximately $3.5 million for fiscal year 1995. The increase in bankcard processing expense was primarily the result of the same factors. The increase in other income in 1995 was also due in part to approximately $0.6 million in gains on sales of loans in fiscal year 1995 from no gains on sales of loans for fiscal 1994. This increase was due to gains from the 1995 sale of approximately $7.9 million of mortgage loans into a securitization. The increase in other income in 1995 was also due in part to an increase of approximately $0.6 million in loan fees and charges, from less than $0.1 million in 1994 to approximately $0.6 million in 1995. The increases in loan fees and charges are primarily attributable to an increase in the average Loan Portfolio from $103.6 million in 1994 to $228.0 million in 1995, an increase of 120.1%.

OTHER EXPENSE

  The Company's other expense totaled approximately $7.9 million for fiscal year 1995 compared to approximately $4.7 million for fiscal year 1994, an increase of 68.7%. The largest component of other expense was loan service fees and expenses which increased by approximately $1.8 million from approximately $0.2 million in fiscal year 1994 to $2.0 million in fiscal year 1995. This increase resulted from the substantially higher volume of loans being serviced in 1995, including a full year of operations of GSB, and the purchase of a portfolio of Discounted Loans in June 1995 which was serviced at higher fees. All of the key items of other expense (including loan service fees and expenses, compensation and employee benefits, FDIC insurance premiums and professional services) showed an increase from 1994 to 1995 except for other general and administrative expenses. This increase was primarily attributable to growth in the Savings Banks.

  Other expense relating to compensation and employee benefits increased from approximately $1.9 million in 1994 to approximately $2.5 million in 1995, an increase of $0.6 million (or 30.9%), primarily as a result of an increase in the average number of full-time equivalent employees from 31 in 1994 to 37 in 1995 (including an entire year's compensation expenses for GSB in 1995).

  FDIC insurance premiums increased from $0.3 million in 1994 to $0.7 million in 1995, an increase of approximately $0.4 million (or 176.2%), as a result of growth in certificates of deposit outstanding. Other expense relating to professional services also increased from approximately $0.5 million in 1994 to approximately $1.0 million in 1995 primarily as a result of legal and accounting expenses incurred in connection with a proposed acquisition of another savings bank in 1995, which was not completed due to a failure of the principals ultimately to agree on terms.

  Other general and administrative expenses decreased from approximately $1.3 million in 1994 to approximately $1.1 million in 1995, a decrease of 15.3%.


INCOME TAX PROVISION (BENEFIT)

  Income tax provision (benefit) amounted to an expense of less than $0.1 million in 1995 compared to a benefit of approximately $0.5 million for 1994. The Company's effective tax rate amounted to 7.4% and (29.6)% during 1995 and 1994, respectively. Differences in the Company's effective tax rates in recent periods compared to combined Federal and State statutory rates were primarily attributable to changes in assessments of the realization of deferred tax assets. Exclusive of such amounts, the Company's effective tax rate amounted to 41% and (41)% during 1995 and 1994, respectively.

CHANGES IN FINANCIAL CONDITION

  Mortgage-Backed and Other Securities. The Company's mortgage-backed securities available for sale and trading account securities increased $46.7 million during the year ended December 31, 1996 primarily as a result of purchasing certain subordinated bonds. Investment securities and mortgage-backed securities held to maturity increased by approximately $1.0 million and $8.6 million, respectively, during the year ended December 31, 1996. United States Treasury securities are generally held for the purpose of meeting regulatory liquidity requirements. As the amount of deposits and borrowings increases, the regulatory liquidity requirement increases proportionately. The increase in mortgage-backed securities held to maturity resulted primarily from purchases of GNMA adjustable-rate mortgage-backed securities to secure certain representations and warranties under a mortgage loan securitization and for collateral securing an interest-rate swap contract.

  Loans Receivable, Net. Since 1994, the Company has emphasized the acquisition of traditional performing mortgage loans as well as under-performing and non-performing loans which generally are purchased at a discount to both unpaid principal amount of the loan and the estimated value of the property securing the loan. As a result, the average balance of the Company's Total Loan Portfolio has increased significantly since 1993 as illustrated by the following table:


             AVERAGE BALANCE OF THE COMPANY'S TOTAL LOAN PORTFOLIO

                                                          DECEMBER 31,
                                                   ----------------------------
                                                     1996       1995     1994
                                                   ---------  --------  -------
                                                     (DOLLARS IN THOUSANDS)
  Single-family residential....................... $ 327,014  $ 93,350  $31,414
  Multi-family residential........................    73,470    70,631   36,089
  Commercial and other mortgage loans.............    58,227    53,852   33,163
  Consumer and other..............................    29,110    10,137    2,917
                                                   ---------  --------  -------
    Total loans...................................   487,821   227,970  103,583
  Unaccreted discount.............................   (17,167)  (10,254)  (4,086)
  Allowance for loan losses.......................   (39,675)  (21,591)  (4,509)
                                                   ---------  --------  -------
                                                   $ 430,979  $196,125  $94,988
                                                   =========  ========  =======

  The Company's Total Loan Portfolio, net of discounts and allowances, increased by approximately $120.8 million during the year ended December 31, 1996 primarily as a result of the Company's business strategy of aggressively acquiring loan portfolios of Discounted Loans and other mortgage loans. The Company's Total Loan Portfolio, net of discounts and allowances, increased by approximately $109.3 million during 1995 primarily as a result of the Company's loan purchase strategy. Included in the amount of increases in the Company's Total Loan Portfolio in the year ended December 31, 1996 and the year ended December 31, 1995 are increases of $188.3 million and $29.3 million, respectively, in the net carrying amount of Discounted Loans. The increase in 1995 reflected the initial implementation of the discounted loan acquisition strategy at the Savings Banks. The increase in 1996 reflects the acquisition of approximately $265 million of performing loans and $348 of Discounted Loans. These purchases were partially offset by the sale of approximately $326 million of loans in 1996.

  Real Estate Owned, Net. Real estate owned, net consists of properties acquired by foreclosure or deed-in-lieu thereof on loans in the Company's total loan portfolio or purchased directly. Real estate owned increased by approximately $73.2 million during the year ended December 31, 1996 primarily as a result of the acquisition of a portfolio of properties for $67.3 million. The approximately $3.8 million increase in the Company's net real estate owned during 1995 primarily reflects increases in real estate owned related to the Company's Discounted Loan Portfolio, which reflects the growth in the Company's discounted loan acquisition and resolution activities in recent periods.

  The Company actively manages its real estate owned. During the year ended December 31, 1996, the Company sold 77 properties of real estate owned related to its total loan portfolio with a carrying value of approximately $15.9 million. During 1995, the Company sold 17 properties of real estate owned related to its total loan portfolio with a carrying value of approximately $5.2 million, as compared to the sale of properties of real estate owned related to its Total Loan Portfolio with carrying values of approximately $1.0 million during 1994.

  Due from Affiliate. Due from affiliate increased by approximately $1.3 million or 34.5% during the year ended December 31, 1996 primarily as a result of growth in loan portfolios. The balance in the account as of any month-end primarily reflects the lag between receipts of loan payments by WCC, as servicer, and payment to the Company.

  Deposits. Deposits increased by approximately $198.1 million or 65.3% during the year ended December 31, 1996 primarily as a result of the Company's strategy to increase deposits to permit the Banks to acquire loan portfolios. Deposits increased by approximately $107.2 million during 1995 primarily for the same reason.

  Notes Payable. In December 1996, the Company issued $75.0 million of 13% unsecured notes due in 2004. Net proceeds after underwriting and other expenses were approximately $70.7 million.

  Short-Term Borrowings. Short-term borrowings increased by approximately $84.6 million during 1996, resulting from increased use of repurchase agreements and warehouse financing to fund the purchases of loans and securities.

  Subordinated Debt. Subordinated debt decreased by approximately $11.0 million during the year ended December 31, 1996 because on January 1, 1996, the subordinated debt was exchanged for common stock.

  Stockholders' Equity. Stockholders' equity increased by $54.0 million during the year ended December 31, 1996 primarily as a result of the Company's issuance of 2,070,000 shares of common stock at a price of $10.50 per share, totaling $21.7 million. The net proceeds of this initial public offering totaled approximately $20.3 million. In addition, stockholders' equity also increased during 1996 as a result of the exchange of $11.0 million of outstanding subordinated debt for common stock and the infusion of approximately $17.8 million to support growth and maintain required regulatory capital ratios at the Banks. Stockholders' equity increased during 1996 and 1995, primarily as a result of the Company's net income of $5.0 million and $.6 million, respectively, during the periods.

ASSET AND LIABILITY MANAGEMENT

  Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to limit the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company's asset and liability management strategy is formulated and monitored by the asset and liability committees for the Company and the Banks (the "Asset and Liability Committees") which meet regularly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and securitization activity, and maturities of investments and borrowings. The Asset and Liability Committees coordinate with the Banks' boards of directors and the Company's investment committees with respect to overall asset and liability composition.

  Since most of the Company's assets and liabilities reprice relatively frequently, the Company's gap tends to be relatively easy to manage and the Company's interest rate risk analysis focuses less on managing the overall gap and more on ensuring that individual loan portfolios are properly hedged. In hedging the interest rate exposure of a fixed-rate or lagging-index asset that is held for sale, the Company creates a hedge which matches the principal amortization of such asset against the maturity of the Company's liabilities generally by entering into short sales or forward sales of U.S. Treasury securities, U.S. agency mortgage-backed securities, interest rate futures contracts or interest rate swap agreements. This results in market gains or losses on hedging instruments, in response to interest rate increases or decreases, respectively, which approximate the amount of the corresponding market losses or gains, respectively, on loans being hedged. The Company evaluates the interest rate sensitivity of each loan portfolio and decides whether to hedge the interest rate exposure of a particular portfolio. In general, the Company tends to hedge its fixed-rate loan portfolios. The Company generally does not hedge the interest rate risk associated with holding non-lagging index adjustable-rate mortgages pending their sale or securitization due to the decreased significance of such risk. Though the Company's loan portfolio changes relatively frequently as a result of loan portfolio acquisitions and the sale of loan portfolios through securitization, the Company to date has not experienced any significant costs or problems in hedging its portfolio. In general, as a new loan portfolio is acquired, the Company will determine whether or not to hedge and, with respect to any sale or financing of loan portfolios through securitization, the Company will determine whether or not to discontinue its duration-matched hedging activities with respect to the relevant loans.

  The Asset and Liability Committees are authorized to utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swap agreements are utilized by the Company to protect against the narrowing of the interest spread between fixed rate loans and associated liabilities funding those loans. The Company had approximately $234.3 million notional principal amount of interest rate swap agreements outstanding at December 31, 1996, which had the effect of decreasing the Company's net interest income by approximately $0.2 million during the year ended December 31, 1996. There was no significant hedging activity in 1995.

  In addition, as required by OTS regulations, the Asset and Liability Committees also regularly review interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity ("MVPE"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and MVPE that is authorized by the Boards of Directors of the Banks. In addition, at December 31, 1996, management estimates based upon the MVPE analysis prepared by the OTS that the estimated percentage change in the Company's MVPE over the ensuing four-quarter period as a result of a 200 basis point increase or decrease in interest rates would be an approximate 10% increase or 14% decrease, respectively. The following table highlights the interest rate sensitivity of the OTS's models of MVPE of a change in rates from 0 to 400 basis points ("bp").

               INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE

                   NET PORTFOLIO VALUE
                ---------------------------
       CHANGE
       IN
       RATES     AMOUNT  $ CHANGE  % CHANGE
       ------   -------- --------  --------
                  (DOLLARS IN THOUSANDS)
       +400bp   $ 65,237 $ 9,655      17%
       +300bp     63,506   7,924      14%
       +200bp     61,391   5,809      10%
       +100bp     58,764   3,182       6%
       0bp        55,582     --
       -100bp     51,879  (3,703)     -7%
       -200bp     47,660  (7,922)    -14%
       -300bp     42,946 (12,636)    -23%
       -400bp     38,219 (17,363)    -31%

  Management of the Banks believes that the assumptions (including pre-payment assumptions) used by it to evaluate the vulnerability of the Banks' operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Banks' assets and liabilities and the estimated effects of changes in interest rates on the Banks' net interest income and MVPE could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based. Additionally, the OTS's model does not incorporate all of the terms and features of the hedging instruments.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity is the measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase loans, purchase Discounted Loans, fund lending activities and for general business purposes. The Company's sources of cash flow include certificates of deposit, securitizations, net interest income and borrowings under its warehouse and repurchase financing facilities and from institutional investors and other lenders. In addition, the Banks obtain funding through FHLB advances.

  The Company's liquidity is actively managed on a daily basis and reviewed periodically by the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company, including adequate cash flows for off-balance sheet instruments.

  Sources of liquidity for the Banks include wholesale and brokered certificates of deposit. As of December 31, 1996, the Banks had approximately $493.5 million of certificates of deposit. As of December 31, 1996, scheduled maturities of certificates of deposit during the 12 months ending December 31, 1997 and thereafter amounted to approximately $389.5 million and approximately $104.0 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. However, management of the Banks believe that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds.

  As of December 31, 1996, the Company's sources of borrowing included (i) Master Repurchase Agreements between each of the Banks and Bear Stearns Mortgage Capital Corporation as to which the parties have orally agreed that approximately $210 million in aggregate would be available for the purchase of loans, (ii) a $100 million warehouse lending agreement with Prudential Securities Realty Funding Corp., and (iii) certain repurchase arrangements including $250 million under a repurchase agreement with First Boston Mortgage Capital Corporation.

  Sources of borrowings also include FHLB advances, which are required to be secured by single-family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. As of December 31, 1996, the Banks had no FHLB advances outstanding, and were eligible to borrow up to an aggregate of $11.9 million from the FHLB of San Francisco and had $1.9 million of single-family residential loans, approximately $16.5 million of multi-family residential loans and $2.6 million of commercial loans which were pledged as security for such advances. At the same date, the Banks had a contractual relationship with the FHLB of San Francisco pursuant to which it could obtain funds from reverse repurchase agreements and had $7.4 million of unencumbered investment securities and mortgage-backed and related securities which could be used to secure such borrowings.

  The Company's uses of cash include the funding of loan purchases and origination, payment of interest expenses, repayment of loans, funding of initial over-collateralization requirements for securitizations, operating and administrative expenses, income taxes and capital expenditures. The Company's purchases of loans is expected to utilize secured borrowings and be highly leveraged. The actual dollar amount of secured borrowings incurred by the Company will vary depending on a number of factors, including the breakdown between performing and non-performing loans acquired by the Company, the amount of leverage lenders are willing to make available at the time a Loan Portfolio is acquired (which will be effected by market conditions), and management's determination as to the appropriate amount of leverage at the time a portfolio is acquired. Management expects to repay any secured indebtedness incurred in connection with loan acquisitions from the proceeds of the loan portfolios acquired. Capital expenditures were immaterial for the years ended December 31, 1996, 1995, and 1994. In addition to commitments to extend credit, the Company is party to various off-balance sheet financial instruments in the normal course of business to manage its interest rate risk.

  The Company conducts business with a variety of financial institutions and other companies in the normal course of business, including counterparties to its off-balance sheet financial instruments. The Company is subject to potential financial loss if the counterparty is unable to complete an agreed upon transaction. The Company seeks to limit counterparty risk through financial analysis and other monitoring procedures.

  Adequate credit facilities and other sources of funding, including the ability of the Company to securitize loans, are essential to the continuation of the Company's ability to purchase and originate loans, and acquire subordinate securities. During the fiscal years 1996, 1995 and 1994, the Company used cash in the approximate amounts of $511.3 million, $186.9 million, and $41.6 million, respectively, for new loan purchases. During the fiscal year 1996 and fiscal year 1995, the Company received cash from the securitization and sales of loans of approximately, $312.9 million and $16.7 million, respectively.

  After utilizing available working capital, deposits and any securitization proceeds, the Company borrows money to fund its loan purchases and originations. During fiscal years 1996, 1995 and 1994, the Company used borrowings under various repurchase arrangements and FHLB advances in the approximate amounts of $618.7 million, $77.4 million and $41.7 million, respectively, for new loan purchases and origination, purchases of real estate owned, and subordinated securities. The Company's business plan generally calls for using a high degree of leverage in acquiring loan portfolios. With respect to loan portfolios of discounted loans and performing loans, the Company generally seeks to fund 90% and 95%, respectively, of the market value of such loan portfolios with borrowed money. The Company draws on a number of sources to obtain such funds including certificates of deposit and repurchase arrangements with Wall Street investment banks.

  The Company believes that cash flow from operations, the net proceeds of the Company's common stock offering and the Company's notes offering, the proceeds of certificates of deposit, the availability under the warehouse financing facility and other borrowings, and the net proceeds from securitizations will be sufficient to fund operating needs, commitments and capital expenditures.

  The Banks are required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. FBBH's liquidity, as measured for regulatory purposes, amounted to 7.7% as of December 31, 1996 and averaged 9.1%, 9.1%, and 8.0% during the years ended December 31, 1996, 1995 and 1994, respectively. GSB's liquidity, as measured for regulatory purposes, amounted to 5.7% as of December 31, 1996 and averaged 11.2%, 11.2%, and 8.5% during the year ended December 31, 1996, 1995, and the quarter ended December 31, 1994, respectively.

REGULATORY CAPITAL REQUIREMENTS

  Federally-insured savings associations such as the Banks are required to maintain minimum levels of regulatory capital. These standards generally are as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. Under the Orders, the Banks are required to be "well-capitalized" as of December 31, 1996.

  The following table sets forth the regulatory capital ratios of the Banks at December 31, 1996.

                           REGULATORY CAPITAL RATIOS

                                                                          TO BE
                                                                      CATEGORIZED AS
                                                                    "WELL CAPITALIZED"
                                         OTS MINIMUM                    UNDER OTS
                             ACTUAL      REQUIREMENTS    EXCESS        REGULATIONS        EXCESS
                          -------------  ------------ ------------- ------------------ ------------
                          AMOUNT  RATIO     RATIO     AMOUNT  RATIO       RATIO        AMOUNT RATIO
                          ------- -----  ------------ ------- ----- ------------------ ------ -----
                                                   (DOLLARS IN THOUSANDS)
Tangible Capital:
 FBBH...................  $11,436  8.0%      1.5%     $ 9,280  6.5%         N/A           N/A  N/A
 GSB....................   32,136  7.9%      1.5%      26,035  6.4%         N/A           N/A  N/A
Tier 1 Capital to Aver-
 age Assets:
 FBBH...................   11,436  8.0%      3.0%       7,147  5.0%         5.0%        4,284  3.0%
 GSB....................   32,136  8.3%      3.0%      20,520  5.3%         5.0%       12,689  3.3%
Tier 1 Capital to Risk-
 Weighted
 Assets:
 FBBH...................   11,436 10.6%      N/A          N/A  N/A          6.0%        4,954  4.6%
 GSB....................   32,136  8.8%      N/A          N/A  N/A          6.0%       10,326  2.8%
Total Risk-Based Capital
 to Risk-Weighted As-
 sets:
 FBBH...................   12,835 11.9%      8.0%       4,192  3.9%        10.0%        2,031  1.9%
 GSB....................   36,726 10.1%      8.0%       7,645  2.1%        10.0%          375  0.1%

  In August 1993, the OTS promulgated regulations which incorporate an interest rate risk component into the OTS' risk-based capital requirements, and in August 1995 the OTS postponed the effectiveness of this regulation after having previously deferred the effective date several times. Because only institutions whose measured interest rate risk exceeds certain parameters will be subject to the interest rate risk capital requirement, management of the Company does not believe that this regulation will increase the Banks' risk-based regulatory capital requirement if it becomes effective in its current form.

REGULATION

  Recent Regulatory Examinations. Following examinations of the Banks and WAC by the OTS in 1994, 1995 and 1996, the OTS issued Reports of Examination that were critical of the Banks and WAC in a number of respects. These regulatory concerns initially resulted in the OTS requiring FBBH to enter into a Supervisory Agreement on June 8, 1995. The Supervisory Agreement required FBBH to (a) develop plans and procedures concerning (i) reduction of non-performing assets, (ii) internal asset review, (iii) asset monitoring, (iv) appraisals,
(v) loan underwriting, (vi) loan purchases; (b) enhance recordkeeping; (c) develop requirements to ensure that the servicing of loans by WCC is satisfactory; and (d) maintain its separate corporate existence. In addition, the Supervisory Agreement required FBBH to maintain certain minimum capital ratios and prohibited FBBH from increasing total assets beyond specified levels and acquiring non-performing assets without the prior written consent of the Assistant Regional Director of the OTS--West Region.

  Imposition of Cease-and-Desist Orders. In July 1996, the OTS advised FBBH that it had not fully complied with the terms of the Supervisory Agreement and that both Banks had failed in a number of respects to address regulatory concerns raised in the 1994 and 1995 examination reports. The OTS also expressed continuing concerns regarding the adequacy of management of FBBH in light of its business activities. As a result of these issues, the OTS replaced the Supervisory Agreement with a Cease and Desist Order, effective October 31, 1996. Given the similar nature of GSB's business activities, the OTS has also issued a Cease and Desist Order to GSB similar to the Order issued to FBBH, also effective October 31, 1996. The issuance of a cease and desist order is generally evidence of an increased level of regulatory concern regarding the subject institution.

  The Orders require that both Banks not engage in unsafe and unsound practices and that they maintain minimum capital ratios as of December 31, 1996 required of institutions to be deemed "well-capitalized" under OTS regulations. The Orders further require that the Banks appropriately risk-weight their assets and off-balance sheet items pursuant to OTS regulations and establish and thereafter maintain internal controls sufficient to ensure the accuracy and integrity of the calculation of their regulatory capital ratios. The Orders also require the Banks to: (a) revise policies and procedures concerning (i) internal asset reviews, (ii) the allowances for loan and lease losses, (iii) loan purchases, (iv) internal audits and (v) hedging transactions; (b) develop plans to augment the depth and expertise of the management teams; (c) revise business plans; (d) modify certain policies concerning the accounting for loan discounts; (e) improve monitoring of (i) interest rate risk, (ii) asset classifications (e.g., as held for sale versus held to maturity) and (iii) compliance with laws and regulations concerning transactions with affiliates; (f) ensure compliance with the proper servicing of adjustable-rate mortgages and escrow accounts; (g) ensure servicer correction of OTS-identified deficiencies in information systems; and (h) enhance recordkeeping. In addition, FBBH is required to correct OTS-identified deficiencies in its merchant bankcard processing operations. These requirements are accompanied by related requirements that the Banks submit to the OTS, by certain specified dates, various policies, plans and reports on other actions to comply with the Orders. In some cases, OTS approval of such information is required.

  Specifically, among other things, the Orders require that the Banks revise and submit to the OTS their internal asset review policies and procedures (the "IAR Policies") to provide guidance on identifying and classifying troubled, collateral dependent loans under OTS regulatory guidance and, for purposes of ensuring the independence of the internal asset review process, to require that loan underwriting, servicing and purchasing functions be generally segregated from the credit review function. The Banks delivered copies of their revised IAR Policies to the OTS prior to October 31, 1996. In addition, the Orders require the Banks to develop, implement and maintain an effective internal asset review system that provides for adequate internal controls to ensure that management timely reviews and classifies assets under the IAR Policies.

  The Orders also require the Banks to revise and submit to the OTS their policies and procedures for allowances for loan and lease losses (the "ALLL Policies") regarding the factors considered in setting loan loss allowances and to provide adequate internal controls to ensure that management and the Banks comply with the revised ALLL Policies. Under the Orders, when the Banks report quarterly to the OTS on their progress in implementing the ALLL Policies, the Banks must also submit their reserve analyses for the preceding calendar quarter.

  The Orders also require that the Banks revise and submit to the OTS their loan purchase policies and procedures (the "Loan Purchase Policies") to provide specific guidance on due diligence scope and sampling, assign personnel to oversee due diligence activities and require such personnel to ensure that all diligence is completed in accordance with the Loan Purchase Policies and to provide specific guidance regarding the use and reliance on broker price opinions. Under the Orders, the Banks are directed to establish and maintain sufficient internal controls to confirm that loan data for all purchased loans meet certain minimum standards set by the Banks and to identify loan documentation deficiencies prior to purchase.

  The Orders require that the Banks submit to the OTS an amended accounting policy that requires management to establish and adhere to appropriate guidance and procedures for the amortization of discounts on Discounted Loans, to establish appropriate reserves on Discounted Loans prior to recognizing the yield adjustment on such loans into income and to demonstrate the accuracy of the yield adjustment component of the discount.

  In connection with the requirements of the Orders regarding asset liability management, the Banks are required to submit to the OTS a hedging policy that fully complies with relevant accounting guidance and that establishes written guidelines to ensure the Banks document their hedging strategy. In addition, the Banks are required to submit to the OTS a plan to develop or obtain internal expertise and resources necessary to measure, monitor and model the Banks' interest rate risk.

  The Orders provide that the Banks must submit a plan detailing how WCC will complete a comprehensive audit of certain of its servicing activities for the Banks and take such action to ensure that WCC fully implements the results of such audit. Further, the Orders require that the Banks take corrective actions specified, and adhere to the controls developed, in the audit.

  Management believes that the Banks are complying with those requirements of the Orders that took effect immediately upon the imposition of the Orders. In addition, the Banks have implemented several actions to address the other requirements of the Orders, including (i) hiring a new chief executive officer and chief credit review officer for the Banks, (ii) engaging Arthur Andersen LLP to review management's implementation of corrective actions required by the OTS, (iii) increasing the size of the internal asset review department, and (iv) revising the internal asset review policy.

  The Orders are enforceable by the OTS as written agreements under the Federal Deposit Insurance Act. Therefore, failure to comply with the requirements of the Orders could subject the Banks and their directors and officers to further enforcement actions, including termination of FDIC insurance or civil money penalties. There can be no assurances that the OTS will approve the required submissions by the Banks without further modification or will not impose further restrictions on the Banks.

  OTS Growth Restrictions. Since June 30, 1995, FBBH has had limited ability to increase deposits due to the provisions of an OTS Supervisory Agreement which prohibited FBBH from increasing assets above specified levels. Accordingly, the Company's asset growth has principally been financed through the raising of deposits at GSB. However, due to the issuance of the Orders, the Company will not be able to utilize the Banks as vehicles for growth until and unless the Orders are lifted or modified. The Orders prohibit FBBH and GSB from increasing their total assets, as measured at the end of each calendar quarter, above $145 million and $408 million, respectively, unless such increase is an amount that represents the total net interest credited on deposit liabilities earned during that quarter plus any increase permitted under the Orders in prior quarters.

  Brokered Deposits. As of December 31, 1996, the Banks' capital ratios were sufficient for them to be categorized as "well capitalized," and at December 31, 1995, FBBH's ratios were sufficient for them to be deemed "adequately capitalized" and GSB's were sufficient for them to be deemed "well capitalized," based solely on quantitative measures. The Banks have not been notified by the OTS as to their capital category. If notified or otherwise deemed to be categorized at less than "well capitalized," the Banks could be subject to restrictions in addition to these specified in the Orders, including restrictions on holding brokered deposits. As of December 31, 1996, FBBH had no brokered deposits and GSB had brokered deposits of $172,427. In the event that GSB is categorized as less than "well capitalized," it can potentially retain brokered deposits with the permission of the Federal Deposit Insurance Corporation. Alternatively, liquidity can be maintained with borrowings on lines of credit (see Note 7). Because the Banks are currently near the total asset maximums permitted under the Orders, the Banks do no expect to add brokered deposits until and unless the growth restrictions are removed.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Annual Report on Form 10-K which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include but are not limited to, the real estate market, the cease and desist orders, the availability of Loan Portfolios at acceptable prices, the availability of financing for Loan Portfolio acquisitions, interest rates and European expansion. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  A definitive proxy statement of Wilshire Financial Services Group Inc. will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information regarding directors will be included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference. The information with respect to the executive officers of the Company required by this item is set forth in Item 1 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will be included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements

    See Index to Financial Statements immediately following Exhibit Index.

  (b) Reports on Form 8-K

    Current report on Form 8-K, dated December 24, 1996.

  (c) Exhibits

    See Exhibit Index immediately following signature pages.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITORS' REPORT............................................... F-2
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Statements of Financial Condition--
  December 31, 1996 and 1995............................................... F-3
  Consolidated Statements of Operations--
  Years Ended December 31, 1996, 1995 and 1994............................. F-4
  Consolidated Statements of Cash Flows--
  Years Ended December 31, 1996, 1995 and 1994............................. F-5
  Consolidated Statements of Stockholders' Equity--
  Years Ended December 31, 1996, 1995 and 1994............................. F-8
  Notes to Consolidated Financial Statements............................... F-9

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
 Wilshire Financial Services Group, Inc. and Subsidiaries

  We have audited the accompanying consolidated statements of financial condition of Wilshire Financial Services Group Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Wilshire Financial Services Group Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

  As discussed in Note 10 to the consolidated financial statements, the Company's subsidiaries, First Bank of Beverly Hills F.S.B. and Girard Savings Bank F.S.B., are operating under regulatory agreements with the Office of Thrift Supervision that require them to meet certain prescribed requirements.

                                          Deloitte & Touche, LLP

March 14, 1997
Los Angeles, California

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                                                               (DOLLARS IN
                                                               THOUSANDS)
                          ASSETS
Cash and cash equivalents.................................. $152,298  $  3,382
Federal funds sold.........................................              1,100
                                                            --------  --------
    Total cash and cash equivalents........................  152,298     4,482
Mortgage-backed securities available for sale, at fair
 value
 (amortized cost: December 31, 1996, $31,367; December 31,
 1995, $9,099).............................................   31,270     9,083
Mortgage-backed securities held to maturity, at amortized
 cost
 (fair values: December 31, 1996, $21,252; December 31,
 1995, $12,873)............................................   21,724    13,119
Securities held to maturity, at amortized cost (fair val-
 ues: December 31, 1996, $7,518; December 31, 1995,
 $6,488)...................................................    7,429     6,470
Trading account securities.................................   24,541
Loans, net.................................................  176,026   258,827
Discounted loans, net......................................  206,740    13,347
Loans held for sale, net, at lower of cost or market.......   28,826    18,597
Stock in Federal Home Loan Bank of San Francisco, at cost..    2,958     1,421
Real estate owned, net.....................................   78,200     4,964
Leasehold improvements and equipment, net..................      317       275
Due from affiliate.........................................    5,051     3,755
Accrued interest receivable................................    3,517     3,042
Prepaid expenses and other assets..........................   10,769     3,143
Deferred tax asset, net....................................    4,183       170
                                                            --------  --------
    TOTAL.................................................. $753,849  $340,695
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits................................................. $501,614  $303,524
  Short-term borrowings....................................   97,624    13,000
  Notes payable............................................   75,000
  Accounts payable and other liabilities...................   17,872     4,398
  Subordinated debt........................................             11,000
  Deferred credits.........................................      717     1,134
  Minority interest in subsidiaries........................                600
                                                            --------  --------
    Total liabilities......................................  692,827   333,656
                                                            --------  --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock--$.01 par value, 50,000,000 shares autho-
   rized, 7,570,000 (1996) and 1,300,863 (1995) outstand-
   ing.....................................................   55,897     6,800
  Preferred stock--$.01 par value, 10,000,000 authorized,
   none outstanding
  Retained earnings........................................    5,222       255
  Unrealized loss on available for sale securities, net....      (97)      (16)
                                                            --------  --------
    Total stockholders' equity.............................   61,022     7,039
                                                            --------  --------
    TOTAL.................................................. $753,849  $340,695
                                                            ========  ========

                See notes to consolidated financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1996       1995      1994
                                                 ---------  ---------  -------
                                                   (DOLLARS IN THOUSANDS,
                                                      EXCEPT PER SHARE
                                                        INFORMATION)
INTEREST INCOME:
  Loans......................................... $  44,294  $  21,821  $ 7,923
  Mortgage-backed securities....................     1,797      1,359    1,361
  Securities and federal funds sold.............     2,331      1,201      285
                                                 ---------  ---------  -------
    Total interest income.......................    48,422     24,381    9,569
                                                 ---------  ---------  -------
INTEREST EXPENSE:
  Deposits......................................    25,002     13,944    5,017
  Borrowings....................................     4,275        537      440
                                                 ---------  ---------  -------
    Total interest expense......................    29,277     14,481    5,457
                                                 ---------  ---------  -------
NET INTEREST INCOME.............................    19,145      9,900    4,112
PROVISION FOR ESTIMATED LOSSES ON LOANS.........    16,549      4,266    2,173
                                                 ---------  ---------  -------
NET INTEREST INCOME AFTER PROVISION FOR
 ESTIMATED LOSSES ON LOANS......................     2,596      5,634    1,939
                                                 ---------  ---------  -------
OTHER INCOME (LOSS):
  Bankcard income...............................     6,790      4,694      635
  Bankcard processing expense...................    (5,124)    (3,462)    (274)
  Gain on sale of loans.........................    11,538        642
  Loan fees and charges.........................     1,747        610       43
  Trading account--unrealized gain..............     1,833
  Amortization of deferred credits..............       461        460      388
  Real estate owned, net........................       556       (170)    (241)
  Other, net....................................       141        163      435
                                                 ---------  ---------  -------
    Total other income..........................    17,942      2,937      986
                                                 ---------  ---------  -------
OTHER EXPENSES:
  Compensation and employee benefits............     4,464      2,516    1,922
  FDIC insurance premiums.......................     2,381        721      261
  Occupancy.....................................       339        385      319
  Professional services.........................       700      1,028      507
  Data processing and equipment rentals.........       229        232      162
  Loan service fees and expenses paid to
  affiliates....................................     5,176      1,958      242
  Other general and administrative expenses.....     2,157      1,092    1,290
                                                 ---------  ---------  -------
    Total other expenses........................    15,446      7,932    4,703
                                                 ---------  ---------  -------
INCOME (LOSS) BEFORE INCOME TAX PROVISION.......     5,092        639   (1,778)
INCOME TAX PROVISION (BENEFIT)..................       125         47     (526)
                                                 ---------  ---------  -------
NET INCOME (LOSS)............................... $   4,967  $     592  $(1,252)
                                                 =========  =========  =======
EARNINGS (LOSS) PER SHARE....................... $    1.07  $    0.46  $ (2.52)
                                                 =========  =========  =======
WEIGHTED AVERAGE SHARES......................... 4,647,068  1,300,863  496,873
                                                 =========  =========  =======

                See notes to consolidated financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED DECEMBER
                                                                31,
                                                       ------------------------
                                                        1996     1995    1994
                                                       -------  ------  -------
                                                       (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................... $ 4,967  $  592  $(1,252)
  Reconciliation of net income (loss) to net cash
   (used in) provided by operating activities:
    Provision for estimated loan losses...............  16,549   4,266    2,173
    Provision for real estate owned losses............             598      100
    Depreciation and amortization.....................     165     241      121
    (Gain) loss on sale of real estate owned..........    (623)    (97)     406
    Purchase of loans held for sale................... (28,826)
    Gain on sale of loans............................. (11,538)   (642)
    Amortization of discounts and deferred fees.......  (3,324) (1,246)    (600)
    Amortization of deferred credits..................    (461)   (460)    (388)
    FHLB stock dividend...............................    (111)    (40)     (39)
  Change in:
    Trading account................................... (24,541)             489
    Accrued interest receivable.......................    (475) (1,443)    (238)
    Prepaid expenses and other assets.................  (7,626) (1,094)   1,074
    Due from affiliates...............................  (1,296)   (345)  (3,043)
    Deferred income taxes.............................  (4,013)   (419)     111
    Accounts payable and other liabilities............  13,474   1,846     (474)
    Minority interest.................................    (600)     26
    Other.............................................            (194)     (54)
                                                       -------  ------  -------
      Net cash (used in) provided by operating         (48,279)  1,589   (1,614)
       activities..................................... -------  ------  -------

                See notes to consolidated financial statements.
                                                                     (Continued)

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31,
                                            ------------------------------
                                              1996       1995       1994
                                            ---------  ---------  --------
                                               (DOLLARS IN THOUSANDS)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of loans........................ $(482,506) $(186,895) $(41,561)
  Loan repayments, net of originations.....    54,180     49,035    16,836
  Proceeds from sale of loans..............   312,949     16,673
  Purchase of mortgage-backed securities
   available for sale......................   (24,537)             (10,655)
  Repayments of mortgage-backed securities
   available for sale......................     2,226      1,528
  Proceeds from sale of mortgage-backed
   securities available
   for sale................................                2,150     3,452
  Proceeds from maturity of investment
   securities held to maturity.............     5,654      1,000
  Purchase of mortgage-backed securities
   held to maturity........................   (16,079)              (4,198)
  Repayments of mortgage-backed securities
   held to maturity........................     1,820        824       643
  Change in unrealized (gain) loss on
   mortgage-backed securities available for
   sale....................................        81       (654)      511
  Purchases of securities and FHLB stock...    (2,447)    (2,965)     (105)
  Proceeds from sale of FHLB stock.........                  231
  Purchases of real estate owned...........   (67,344)
  Proceeds from sale of real estate owned..    16,482      5,254       569
  Purchase of subsidiary net of cash and
   cash equivalents........................                           (346)
  Purchases of leasehold improvements and
   equipment...............................      (195)      (349)     (184)
                                            ---------  ---------  --------
    Net cash used in investing activities..  (199,716)  (114,168)  (35,038)
                                            ---------  ---------  --------  ---

                See notes to consolidated financial statements.
                                                                     (Continued)

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                    1996      1995     1994
                                                  --------  --------  -------
                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits....................... $198,090  $107,731  $26,181
  Issuance of common stock.......................   38,097              3,750
  Issuance of subordinated debt..................              9,000
  Proceeds from short-term borrowings............  618,733    77,419   41,677
  Repayments of short-term borrowings............ (534,109)  (85,919) (30,285)
  Proceeds from notes payable....................   75,000
  Issuance of preferred stock....................                       1,000
                                                  --------  --------  -------
    Net cash provided by financing activities....  395,811   108,231   42,323
                                                  --------  --------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.....................................  147,816    (4,348)   5,671
CASH AND CASH EQUIVALENTS:
  Beginning of year..............................    4,482     8,830    3,159
                                                  --------  --------  -------
  End of year.................................... $152,298  $  4,482  $ 8,830
                                                  ========  ========  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION--Cash paid during the year for:
  Interest....................................... $ 21,746  $ 13,833  $ 5,479
  Income taxes...................................      216       365      110
NONCASH INVESTING ACTIVITIES:
  Additions to real estate owned acquired in
   settlement of loans...........................   21,751     9,878    3,122
  Loans to facilitate the sale of real estate
   owned.........................................                367    2,352
NONCASH FINANCING ACTIVITIES:
  Exchange of subordinated debt for common stock.   11,000
  Exchange of preferred stock for subordinated
   debt..........................................              1,000

                See notes to consolidated financial statements.
                                                                     (Concluded)

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             UNREALIZED
                                                                             GAIN (LOSS)
                                                                                 ON
                                                                  RETAINED   AVAILABLE-
                           PREFERRED STOCK      COMMON STOCK      EARNINGS    FOR-SALE
                          ------------------  ----------------- (ACCUMULATED SECURITIES
                            SHARES    AMOUNT   SHARES   AMOUNT    DEFICIT)   NET OF TAX   TOTAL
                          ----------  ------  --------- ------- ------------ ----------- -------
                                (DOLLARS IN THOUSANDS)
BALANCE, January 1,
 1994...................         --   $  --     366,288 $ 3,050    $  915       $(159)   $ 3,806
 Net loss...............                                           (1,252)                (1,252)
 Unrealized loss on
  available-for-sale
  securities--net of
  tax...................                                                         (511)      (511)
 Issuance of stock......   1,000,000   1,000    934,575   3,750                            4,750
                          ----------  ------  --------- -------    ------       -----    -------
BALANCE, December 31,
 1994...................   1,000,000   1,000  1,300,863   6,800      (337)       (670)     6,793
 Net income.............                                              592                    592
 Unrealized gain on
  available-for-sale
  securities--net of
  tax...................                                                          654        654
 Exchange of preferred
  stock for subordinated  (1,000,000) (1,000)                                             (1,000)
  debt..................  ----------  ------  --------- -------    ------       -----    -------
BALANCE, December 31,
 1995...................                      1,300,863   6,800       255         (16)     7,039
 Net income.............                                            4,967                  4,967
 Unrealized loss on
  available-for-sale
  securities--net of
  tax...................                                                          (81)       (81)
 Exchange of
  subordinated debt for
  common stock..........                      1,606,618  11,000                           11,000
 Issuance of common                           4,662,519  38,097                           38,097
  stock.................  ----------  ------  --------- -------    ------       -----    -------
BALANCE, December 31,            --   $  --   7,570,000 $55,897    $5,222       $ (97)   $61,022
 1996...................  ==========  ======  ========= =======    ======       =====    =======

                See notes to consolidated financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS--The principal operations of Wilshire Financial Services Group Inc. ("WFSG") and subsidiaries (collectively, the "Company") are conducted through two second-tier subsidiary savings banks, Girard Savings Bank F.S.B. ("GSB") and First Bank of Beverly Hills F.S.B. ("FBBH") (collectively, the "Banks"), and a nonbank subsidiary, Wilshire Funding Corporation ("WFC"). The Banks are federally chartered savings institutions regulated by the Office of Thrift Supervision ("OTS") with two branches and a merchant bankcard center in Southern California. Administrative headquarters of the Company, the Banks and WFC are located in Portland, Oregon. The Company's primary sources of revenue are real estate and consumer loans acquired in purchase transactions, mortgage-backed securities, loan securitization transactions, and merchant bankcard operations.

  PRINCIPLES OF CONSOLIDATION--WFSG was incorporated in 1996 to be the holding company for Wilshire Acquisitions Corporation ("WAC"), which is the holding company for the Banks. WFSG formed certain nonbank subsidiaries, including WFC, and completed an initial public offering of common stock and notes payable in the fourth quarter of 1996. The accompanying consolidated financial statements include the accounts of WAC and the Banks for periods prior to the formation of WFSG. Intercompany accounts have been eliminated in consolidation.

  For purposes of presenting information about WFSG's common stock, weighted average number of shares outstanding and earnings or loss per share, outstanding shares of common stock of WAC prior to its combination with WFSG have been retroactively restated to their WFSG equivalents based on the conversion ratio at the time of the combination discussed above.

  USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS--The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include valuation allowances for loans and real estate owned, merchant bankcard charge-back reserves and fair values of certain financial instruments for which there is not an active market.

  CASH AND CASH EQUIVALENTS--For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and securities with original maturities less than 90 days.

  SECURITIES AND MORTGAGE-BACKED SECURITIES--The Company's securities portfolios consist of mortgage-backed and other securities that are classified as held-to-maturity, trading account and available-for-sale securities. Securities are classified as held-to-maturity when management believes the Company has the ability and the positive intent to hold the securities to maturity. Securities classified as held-to-maturity are carried on an historical cost basis, adjusted for the amortization of premiums and accretion of discounts using a method that approximates the interest method. Securities classified as trading account securities are subordinated securities and residual interests in loan securitization transactions initiated by the Company. Trading account securities are carried at estimated fair value, and unrealized gains and losses are recorded in current operations. Securities are classified as available-for-sale when the Company intends to hold the securities for an indefinite period of time, but not necessarily to maturity. Securities classified as available-for-sale are reported at their fair values. Unrealized holding gains and losses on securities available-for-sale are reported, net of tax, as a separate component of stockholders' equity. Realized gains and losses from the sales of available-for-sale securities are reported separately in the consolidated statements of operations and are calculated using the specific identification method.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  LOANS, DISCOUNTED LOANS, LOANS HELD FOR SALE AND ALLOWANCE FOR LOAN LOSSES-- The Company's principal business involves acquiring loans, including loans that are nonperforming when acquired. Acquired loans are generally purchased in pools, or portfolios, for prices at or below face value (i.e., unpaid principal balances plus accrued interest). Nonperforming loans are generally acquired at deep discounts to face value and are classified as discounted loans in the consolidated statements of financial condition. Loans that have been identified as likely to be sold are classified as held for sale in the consolidated statements of financial condition. Loans other than discounted loans and loans held for sale are classified simply as loans.

  Discounted loans are presented in the consolidated statements of financial condition net of unamortized discount and the portion of the allowance for loan losses established for those loans. Discounts are segregated into (a) valuation allowances for estimated losses on specific loans ("specific valuation allowances") and (b) portions of the discounts regarded as yield adjustments. In addition, for discounted loans purchased by the Banks, the initial discounts are further segregated into a valuation allowance for the inherent risk of losses in the loan portfolio that have yet to be specifically identified ("general valuation allowance") as required by OTS regulations. The allocated specific and general valuation allowances are included in the allowance for loan losses. The allowance for loan losses is also increased by additional provisions for losses that are recorded in current operations. The portion of purchase discounts regarded as yield adjustment is accreted into income using a method approximating the interest method. Accrued interest on discounted loans is recognized in income only when collected in cash.

  Loans other than discounted loans are presented in the consolidated statements of financial condition in substantially the same manner as discounted loans except that interest income is recognized on an accrual basis. That portion of the total loan portfolio representing originated loans is carried net of unamortized deferred origination fees. Deferred fees are recognized in interest income over the terms of the loans using a method that approximates the interest method.

  Loans held for sale are presented at lower of cost or market value, and cost is determined as described above depending on whether the loans held for sale are discounted loans or other loans. If market value is less than cost, a valuation allowance is recorded to reduce the carrying value. Gains or losses on loans sold through securitization transactions are based on the difference between the cash proceeds received on the certificates sold to outside investors and the Company's cost basis allocated to such interests in the loans. The percentage allocation of the loan pools' cost basis between the portions sold and subordinated interests retained is based on the relative fair values of those portions.

  The Company evaluates commercial and multi-family real estate loans (whether purchased or originated and whether classified as loans or discounted loans) for impairment under Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures. Commercial and multi-family real estate loans are considered to be impaired, for financial reporting purposes, when it is probable that the Company will be unable to collect all principal or interest when due. Specific valuation allowances are established, either through allocations of purchase discount or through provisions for losses, as described above, for impaired loans with estimated fair values that are less than the face value of the loans. Fair values of impaired loans are estimated based on the fair value of the real estate collateral.

  The Company evaluates single-family real estate, consumer and other loans for impairment on a pooled basis. These loans are considered to be smaller balance, homogeneous loans and are evaluated on a portfolio basis considering the projected net realizable value of the portfolio compared to the net carrying value of the portfolio.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  All specific and general valuation allowances established for loans and discounted loans are recorded in the allowance for loan losses. The allowance is decreased by the amount of loans charged off and is increased by recoveries of previously charged-off loans. The allowance is maintained at a level believed adequate by management to absorb potential losses in the total loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, previous loan loss experience, current economic conditions, volume, growth and composition of the portfolio and other relevant factors.

  INTEREST-RATE SWAPS--Interest-rate swap agreements used to manage interest-rate risk are treated as hedges of specified assets and are accounted for on a settlement basis. That is, the periodic net settlement with the counterparties to the swap agreements of the interest paid/received is recorded as an adjustment to interest income derived from the hedged assets.

  REAL ESTATE OWNED--Real estate acquired in settlement of loans or purchased directly is originally recorded at fair value less estimated costs to sell, or purchase price. Loan balances in excess of fair value of real estate acquired through foreclosure are charged against the allowance for loan losses at the date of foreclosure. Any subsequent operating expenses or income, reduction in estimated values, as well as gains or losses on disposition of such properties, are recorded in current operations.

  LEASEHOLD IMPROVEMENTS AND EQUIPMENT--Office leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

  PURCHASE ACCOUNTING ADJUSTMENTS--The Banks were acquired in purchase accounting transactions, and the purchase prices were less than the fair values of the net assets acquired. As a result, the Company recorded deferred credits, or negative goodwill, totaling $2,156. These credits are being amortized over five years on a straight-line basis. The other material purchase accounting adjustment relates to the carrying value of GSB loans; the difference between the carrying value and the estimated fair value of the loans at the date of acquisition is being amortized over the expected lives of the related loans.

  INCOME TAXES--The Company files consolidated federal income tax returns with its subsidiaries. Deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance is recorded against deferred tax assets when there is not presumptive evidence that it is more likely than not that the deferred tax assets will be realized.

  BANKCARD OPERATIONS--Bankcard income includes merchant discounts and transaction fees for processing Visa and Mastercard transactions. Bankcard expense consists primarily of fees paid to the Company's third-party processors and interchange fees paid to card-issuing banks. Other direct and indirect costs of Bankcard operations are included in various other categories of expenses and are not specifically allocated separately from other operating expenses of the Company.

  EARNINGS PER SHARE--Earnings per share for all periods presented are calculated based upon the weighted average number of shares of common stock outstanding during the year, giving effect to the exercise of stock options using the treasury stock method if such effect is not anti-dilutive. There is not a significant difference between primary and fully diluted earnings per share in any of the years reported herein.

  RECENT ACCOUNTING STANDARDS--In 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, SFAS No. 122, Accounting for

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Mortgage Servicing Rights, and SFAS No. 123, Accounting for Stock-Based Compensation. SFAS Nos. 121 and 122 did not have a material effect on the Company's financial statements.

  As permitted by SFAS No. 123, the Company did not adopt the provisions of that statement relating to the accounting method used for stock options. The Company will continue to use the intrinsic value method of accounting for its stock options rather than the fair value method and will make the disclosures required by the statement (see Note 12).

  SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Financial Liabilities, is generally effective for relevant transactions occurring after December 31, 1996 and must be applied prospectively. Earlier application is not permitted. Based on the types of transactions the Company has engaged in historically, the pronouncement is expected to be relevant to similar future transactions and may affect both the accounting for, and disclosures about, such transactions. Transactions affected may include sales of loans, particularly sales effected through securitization transactions, and repurchase agreements. The Company does not believe that the pronouncement would have had a material effect on any transactions reflected in the accompanying financial statements if its provisions had been previously adopted.

  RECLASSIFICATIONS--Certain items in the consolidated financial statements for 1995 and 1994 were reclassified to conform to the 1996 presentation.

2. SECURITIES

  The amortized cost, fair value and gross unrealized gains and losses on U.S. Treasury notes and mortgage-backed securities as of December 31, 1996 and 1995 are shown below. Fair value estimates were obtained from an independent pricing service.

                                                    GROSS      GROSS
                                        AMORTIZED UNREALIZED UNREALIZED  FAIR
1996                                      COST      GAINS      LOSSES    VALUE
----                                    --------- ---------- ---------- -------
Available-for-sale mortgage-backed se-
 curities..............................  $31,367     $ 23       $120    $31,270
                                         =======     ====       ====    =======
Held-to-maturity:
  U.S. Treasury notes..................  $ 7,429     $ 89               $ 7,518
  Mortgage-backed securities...........   21,724       29       $501     21,252
                                         -------     ----       ----    -------
    Total held-to-maturity.............  $29,153     $118       $501    $28,770
                                         =======     ====       ====    =======
1995
----
Available-for-sale mortgage-backed
securities.............................  $ 9,099     $ --       $ 16    $ 9,083
                                         =======     ====       ====    =======
Held-to-maturity:
  U.S. Treasury notes..................  $ 6,470     $ 22       $  4    $ 6,488
  Mortgage-backed securities...........   13,119       --        246     12,873
                                         -------     ----       ----    -------
    Total held-to-maturity.............  $19,589     $ 22       $250    $19,361
                                         =======     ====       ====    =======

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  The amortized cost and estimated fair value of securities held to maturity other than mortgage-backed securities at December 31, 1996 and 1995, by contractual maturity, are as follows:

                                                               AMORTIZED  FAIR
      1996                                                       COST    VALUE
      ----                                                     --------- ------
      Due in one to five years...............................   $7,429   $7,518
                                                                ======   ======
      1995
      ----
      Due in less than one year..............................   $4,970   $4,966
      Due in one to five years...............................    1,500    1,522
                                                                ------   ------
                                                                $6,470   $6,488
                                                                ======   ======

  The Company receives payments on all mortgage-backed securities over periods that are considerably shorter than the contractual maturities of the securities, which range from 6 to 30 years.

  At December 31, 1996, securities, including trading account securities, with carrying values of $67,073 and market values of approximately $66,909 were pledged to secure merchant bankcard transactions, certain guarantees related to a loan securitization transaction, short-term borrowings and lines of credit (see Note 7), and interest-rate swaps. Of the total securities pledged, securities with fair values of approximately $59,391 were delivered to, and are held by, a third-party custodian.

  There were no sales of securities during the year ended December 31, 1996. Gross gains from the sale of securities available for sale were $14 and $54 in the years ended December 31, 1995, and 1994, respectively, and there were no gross losses in these years.

3. LOANS, DISCOUNTED LOANS AND LOANS HELD FOR SALE

  The Company's loans are comprised of loans, discounted loans and loans held for sale. Following is a summary of each loan category by type:

                                                              DECEMBER 31,
                                                           -------------------
      LOANS                                                  1996       1995
      -----                                                ---------  --------
      Real estate loans:
        One to four units................................  $  63,562  $138,547
        Over four units..................................     68,897    71,239
        Commercial.......................................     54,013    50,749
        Land.............................................      2,558     2,709
                                                           ---------  --------
        Total loans secured by real estate...............    189,030   263,244
        Other loans......................................     22,768    19,832
                                                           ---------  --------
                                                             211,798   283,076
      Less:
        Allowance for loan losses........................    (31,936)  (10,016)
        Deferred loan fees...............................       (173)     (245)
        Discount on purchased loans not included in
         allowance for loan losses.......................     (3,663)  (13,988)
                                                           ---------  --------
                                                           $ 176,026  $258,827
                                                           =========  ========

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                            ------------------
      DISCOUNTED LOANS                                        1996      1995
      ----------------                                      ---------  -------
      Real Estate loans:
        One to four units.................................  $ 260,672  $18,380
        Commercial........................................        935      863
        Land..............................................         46
                                                            ---------  -------
        Total loans secured by real estate................    261,653   19,243
        Other loans.......................................        946      967
                                                            ---------  -------
                                                              262,599   20,210
      Less:
        Allowance for loan losses.........................     (5,619)  (3,855)
        Discount on purchased loans not included in
         allowance for loan losses........................    (50,240)  (3,008)
                                                            ---------  -------
                                                            $ 206,740  $13,347
                                                            =========  =======
      LOANS HELD FOR SALE
      -------------------
      Real estate loans:
        One to four units.................................  $  27,420  $33,497
        Over four units...................................        464
        Commercial........................................      9,061      466
        Land..............................................      1,680      194
                                                            ---------  -------
        Total loans secured by real estate................     38,625   34,157
        Other loans.......................................        445       12
                                                            ---------  -------
                                                               39,070   34,169
        Allowances, discounts and deferred fees...........    (10,244) (15,572)
                                                            ---------  -------
                                                             $ 28,826  $18,597
                                                            =========  =======

  Discounted loans include loans purchased in the fourth quarter of 1996 with discounts of $48,802 at December 31, 1996; these loans are being evaluated in order to allocate a portion of the discounts to the allowance for loan losses during the first quarter of 1997.

  As of December 31, 1996 and 1995, loans with adjustable rates of interest were $230,983 and $265,702, respectively, and loans with fixed rates of interest were $282,484 and $71,753, respectively. Adjustable-rate loans are generally indexed to the FHLB's Eleventh District Cost of Funds Index, LIBOR or Prime and are subject to limitations on the timing and extent of adjustment. Most loans adjust within six months of changes in the index.

  At December 31, 1996, loans with unpaid principal balances of $43,615 were pledged to secure credit line borrowings and repurchase agreements included in short-term borrowings (see Note 7).

  Activity in the allowance for loan losses is summarized as follows:

                                                        YEAR ENDED DECEMBER
                                                                31,
                                                       ------------------------
                                                        1996     1995     1994
                                                       -------  -------  ------
   Balance, beginning of year......................... $25,651  $ 7,701  $4,314
   Loans charged off.................................. (17,218)  (5,404) (1,666)
   Recoveries.........................................   1,822       81      71
   Provision for loan losses..........................  16,549    4,266   2,173
   Allocations from purchased loan discounts..........  10,751   19,007   2,809
                                                       -------  -------  ------
   Balance, end of year............................... $37,555  $25,651  $7,701
                                                       =======  =======  ======

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  At December 31, 1996 and 1995, the Banks had impaired loans totaling $12,553 and $14,241, respectively, and had recorded specific valuation allowances to measure the impairments of those loans totaling $4,173 and $4,155, respectively. At the same dates, the Banks had impaired loans totaling $13,711 and $9,593, respectively, with no recorded specific valuation allowances. At December 31, 1996, the nonbank subsidiaries had impaired loans with unpaid principal balances of $4,472 and a carrying value, net of purchase discount, of $2,768, which is below fair value. The average unpaid principal balances of impaired loans during the years ended December 31, 1996 and 1995 were $25,049 and $24,204, respectively. Interest income recognized on impaired loans during the same periods was $1,746 and $1,631, respectively, based on cash payments. These amounts exclude consideration of single-family residential and other loan pools evaluated for impairment on a pooled basis. Other loans consist of consumer loan pools, including portfolios of sub-prime automobile loans purchased at par in 1995 and 1996. As of December 31, 1996, the Company had charged off all sub-prime automobile loans that were more than 60 days delinquent. The remaining portfolio consists of loans that have performed over a period of approximately one year. Management considers the performing loans to be unimpaired, and interest on them is recognized on an accrual basis.

  Management estimates are required to determine the allowance for loan losses. Estimation is also involved in determining the ultimate recoverability of purchased loans and, consequently, the pricing of purchased loans and the adequacy of purchased discounts to provide allowances for credit risk. These estimates are inherently uncertain and depend on the outcome of future events. Regulatory authorities have required substantial increases in the allowances maintained by many banks in recognition of the inherent risk in the existing economic environment. Although management believes the levels of the allowance as of December 31, 1996 and 1995 are adequate to absorb losses inherent in the loan portfolio, rising interest rates, various other economic factors and regulatory requirements may result in increasing losses that cannot reasonably be predicted at this date. Such losses may also result in unanticipated erosion of the Banks' capital.

  The Company has a geographic concentration of mortgage loans in Southern California, which experienced declines in real estate values in recent years, and in the northeastern United States. Substantially all loans originated or acquired by FBBH and GSB prior to their acquisition by the Company were collateralized by Southern California real estate. The geographic diversification of the portfolio is generally widening through loan acquisitions.

4. REAL ESTATE OWNED

  Real estate owned consists of property obtained through foreclosure and purchased directly. Activity in the allowance for estimated losses on real estate owned is as follows:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                          --------------------
                                                           1996    1995   1994
                                                          ------  ------  ----
   Allowance for losses on real estate owned, beginning
    of year.............................................  $1,193  $  123  $ 55
   Charge-offs..........................................  (3,322)    (82)  (32)
   Allocation of purchase discount......................   2,129     554
   Provision for the year...............................             598   100
                                                          ------  ------  ----
   Allowance for losses on real estate owned, end of
   year.................................................  $   --  $1,193  $123
                                                          ======  ======  ====

  Real estate owned purchased directly by WFC with a net carrying value of $59,729 at December 31, 1996 collateralizes credit line borrowings (see Note
7).

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. LEASEHOLD IMPROVEMENTS AND EQUIPMENT

  Leasehold improvements and equipment consist of:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
      Leasehold improvements................................ $    319  $    299
      Furniture and equipment...............................      837       718
                                                             --------  --------
      Total cost............................................    1,156     1,017
      Accumulated depreciation and amortization.............     (839)     (742)
                                                             --------  --------
                                                             $    317  $    275
                                                             ========  ========

6. DEPOSITS

  Deposits consist of:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
      Passbook accounts..................................... $    480  $    304
      Money market accounts.................................    2,023     1,267
      NOW/checking..........................................    5,625     5,111
      Time deposits:
      Less than $100........................................  382,018   247,814
      $100 or more..........................................  111,468    49,028
                                                             --------  --------
      Total deposits........................................ $501,614  $303,524
                                                             ========  ========

  A summary of time deposits by maturity at December 31, 1996 is as follows:

      YEAR ENDED
      DECEMBER 31,
      ------------
      1997............................................................. $389,509
      1998.............................................................  103,019
      Thereafter.......................................................      958
                                                                        --------
                                                                        $493,486
                                                                        ========

7. NOTES PAYABLE, SHORT-TERM BORROWINGS AND SUBORDINATED DEBT

  Notes payable at December 31, 1996 are unsecured, bear interest at 13% and mature in 2004.

  Short-term borrowings at December 31, 1996 include repurchase agreements and line of credit borrowings. Short-term borrowings at December 31, 1995 are repurchase agreements.

  Proceeds from the various credit facilities are used primarily for the acquisition of loan pools.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Following is information about borrowings under repurchase agreements:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996     1995
                                                                -------  ------
      Average balance during the year.......................... $51,316  $4,122
      Highest amount outstanding during the year............... 190,000  14,950
      Average interest rate during the year....................     6.9%    5.6%
      Average interest rate--end of year.......................     7.8%    6.7%

  As of December 31, 1996, the Company has committed lines of credit, including repurchase agreement lines, totaling $350,000, and uncommitted lines of $360,000. $97,624 is drawn on these lines and included in short-term borrowings at December 31, 1996.

  WAC's capitalization prior to the formation of WFSG included subordinated debt with majority stockholders in amounts up to $50,000. Subordinated debt paid interest at 14% per annum, compounded quarterly, had no stated maturity, and represented an unsecured general obligation of WAC. As of December 31, 1995, borrowings under the subordinated debt agreement were $11,000.

8. INCOME TAXES

  The provisions for income tax (benefit) consist of the following:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                           -------------------
                                                            1996   1995  1994
                                                           ------  ----  -----
Current tax expense (benefit):
  Federal................................................. $3,208  $434  $(656)
  State...................................................    930    32     19
                                                           ------  ----  -----
                                                            4,138   466   (637)
                                                           ------  ----  -----
Deferred tax expense (benefit):
  Federal................................................. (3,135) (250)    90
  State...................................................   (878) (169)    21
                                                           ------  ----  -----
                                                           (4,013) (419)   111
                                                           ------  ----  -----
    Total income tax provision (benefit).................. $  125  $ 47  $(526)
                                                           ======  ====  =====

  The difference between the effective tax rate implicit in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                           -------------------
                                                           1996   1995   1994
                                                           -----  -----  -----
   Federal income tax provision at statutory rate.........  35.0%  35.0% (35.0)%
   State taxes (benefit), net of federal tax effect.......   8.5    4.0
   Valuation allowance.................................... (33.9) (25.1)   8.8
   Change in prior year estimate..........................  (4.7)  (7.8)
   Other..................................................  (2.4)   1.3   (3.4)
                                                           -----  -----  -----
   Effective income tax rate..............................   2.5%   7.4% (29.6)%
                                                           =====  =====  =====

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Deferred income tax assets (liabilities) are summarized as follows:

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
   Deferred tax assets:
     Purchase discounts......................................... $2,884  $1,349
     Purchase accounting........................................    483     629
     Depreciation...............................................     73      65
     Provision for loan loss....................................  2,291     408
     Net operating loss.........................................            170
     Other......................................................             10
                                                                 ------  ------
     Gross deferred tax assets..................................  5,731   2,631
                                                                 ------  ------
   Deferred tax liabilities:
     Partnership income.........................................            (44)
     Deferred loan fees.........................................   (217)   (351)
     FHLB stock dividends.......................................   (268)   (242)
     State taxes................................................    (42)
     Unrealized gains on securities.............................   (744)
     Other......................................................   (277)    (98)
                                                                 ------  ------
     Gross deferred tax liabilities............................. (1,548)   (735)
                                                                 ------  ------
     Total deferred tax asset...................................  4,183   1,896
     Valuation allowance........................................    --   (1,726)
                                                                 ------  ------
     Net deferred tax asset..................................... $4,183  $  170
                                                                 ======  ======

9. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET RISK

  PROFIT SHARING PLAN--The Company's employees participate in a defined contribution profit sharing and 401(k) plan sponsored by companies included in the Company's "control group." At the discretion of the Company's Board of Directors, the Company may elect to contribute to the plan based on profits of the Company or based on matching participants' contributions. For the years ended December 31, 1996, 1995 and 1994, the Company contributed $43, $28 and $0, respectively, to the plan.

  LEASE COMMITMENTS--The following is a schedule by year of future minimum rental payments under operating leases:

         YEAR ENDED
         DECEMBER 31,
         ------------
          1997........................................... $  498
          1998...........................................    502
          1999...........................................    453
          2000...........................................    276
          2001...........................................    276
                                                          ------
           Total......................................... $2,005
                                                          ======

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Lease commitments include commitments to an affiliated company which require annual lease payments of $276 through 2001.

  FINANCIAL INSTRUMENTS INVOLVING OFF-BALANCE SHEET RISK--The Company is a party to interest-rate swap transactions in managing interest-rate exposure as part of asset/liability management. Interest-rate swap transactions generally involve the exchange of fixed- and floating-rate interest-payment obligations without the exchange of the underlying principal amounts. The swap agreements involve credit risk to the extent of the counterparties' obligation to settle under the terms of the agreements. Settlements occur monthly. The Company controls credit risk by entering into agreements with financially sound and reputable counterparties.

  During 1996, the Company entered into swap agreements to pay fixed-rate interest payments in exchange for receiving floating-rate interest payments. The notional principal amounts of the interest-rate swaps were $234,338 at December 31, 1996; these notional principal amounts amortize downward in each successive month until they mature in 1999-2001. The amortization is designed to mirror the projected decrease in the principal balances of the loans the swaps are matched against. The weighted average fixed-payment rates on the swaps were 6.07% at December 31, 1996. The floating-rate payments are based on a weighted-average of .28% over USD LIBOR. The effect of these agreements is to convert loans to floating-rate assets to maintain a more predictable spread between the income on such assets and the interest expense on deposits and other borrowings, which reprice frequently.

  At December 31, 1996 and 1995, the Company had commitments to extend credit of $499 and $793, respectively. These commitments expose the Company to credit risk in excess of amounts reflected in the consolidated financial statements. The Company receives collateral to support loans and commitments to extend credit for which collateral is deemed necessary.

  PURCHASE COMMITMENTS--At December 31, 1996, the Company had outstanding commitments to purchase loans at a cost of $152,834. Included in the purchase commitments were commitments to purchase from third parties, at a cost of $115,100, loans that are serviced by Wilshire Credit Corporation ("WCC"), which is affiliated with WFSG by common ownership. WCC transferred its rights to servicing fees earned on this portfolio, which include a profit participation element, to Wilshire Servicing Corporation, a subsidiary of WFSG. The servicing rights were transferred at WCC's historical cost basis of $0.

  LITIGATION--The Company is a defendant in legal actions arising from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability, if any, arising from such actions will not materially affect the Company's financial position.

  SECURITIZATION CONTINGENCIES--A loan securitization in March 1996 involved the sale of discounted nonperforming loans with carrying amounts of approximately $18,600. The Company is contingently liable for losses, if any, that could arise if the collectibility of any securitized loan is unenforceable due to the absence of original notes or files. In addition, the Company is contingently liable to pay the interest due on the senior securities if the liquidation of the assets underlying the securities results in a shortfall on any due date; any such shortfall paid by the Company would be reimbursable if liquidation proceeds were ultimately sufficient to cover the interest. Management believes that it is not probable that any losses will be incurred for these or other reasons involving the securitization.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
10. REGULATORY MATTERS

  REGULATORY AGREEMENT--On October 31, 1996, FBBH and GSB consented to separate but similar Orders to Cease and Desist (the "Orders") issued by the OTS. The Order issued to FBBH superseded a previously existing Supervisory Agreement between FBBH and the OTS issued June 8, 1995.

  The Orders require of both Banks that they not engage in unsafe and unsound practices and that they maintain minimum capital ratios required of institutions to be deemed "well capitalized" (as that term is defined under the regulatory framework for prompt corrective action). In addition, the Orders require the Banks to (I) revise policies and procedures concerning (i) internal asset reviews, (ii) the allowances for loan and lease losses, (iii) loan purchases, (iv) internal audits, and (v) hedging transactions; (II) develop plans to augment the depth and expertise of the management teams;
(III) revise business plans; (IV) modify certain policies concerning the accounting for loan discounts; (V) improve monitoring of (i) interest rate risk, (ii) balance sheet classifications of certain assets (e.g., as held for sale versus held to maturity), and (iii) compliance with laws and regulations concerning transactions with affiliates; (VI) ensure compliance with the proper servicing of adjustable rate mortgages and escrow accounts; and (VII) enhance recordkeeping. In addition, the Banks may not increase their total assets beyond certain specified levels. Also, FBBH will be required to correct OTS-identified deficiencies in merchant bankcard operations. These requirements will be accompanied by related requirements that the Banks submit to the OTS, by certain specified dates, various policies, plans and reports on other actions to comply with the Orders. In some cases, OTS approval of such information will be required. The Banks are currently in process of addressing these requirements. Management believes that the Banks are complying with those requirements that have taken effect.

  The Orders are enforceable by the OTS as written agreements under the Federal Deposit Insurance Act. Therefore, failure to comply with the requirements of the Orders could subject the Banks and their directors and officers to further enforcement actions, including termination of Federal Deposit Insurance Corporation insurance or civil money penalties.

  As of March 14, 1997, a routine annual examination of the Banks is being conducted by the OTS. As of that date, the OTS has not informed management of any matters that would have an effect on the accompanying financial statements.

  CAPITAL REQUIREMENTS--The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of total tangible capital, core capital and risk-based capital, as those terms are defined in OTS regulation. Under the regulatory framework for prompt corrective action, quantitative and qualitative measures are used by the OTS to determine whether an institution is categorized as "well capitalized," "adequately capitalized," "undercapitalized," or "significantly undercapitalized." Certain regulatory actions are mandated by law, depending on an institution's category. Quantitative measures include total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as those terms are defined in OTS regulation.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  The Banks' actual and required capital amounts and ratios were as follows:

                                                                     TO BE
                                                                 CATEGORIZED AS
                                                                     "WELL
                                                                  CAPITALIZED"
                                                                     UNDER
                                                                     PROMPT
                                                                   CORRECTIVE
                                               FOR CAPITAL           ACTION
                              ACTUAL      ADEQUACY PURPOSES (1)    PROVISIONS
                           -------------  ---------------------- --------------
DECEMBER 31, 1996          AMOUNT  RATIO    AMOUNT      RATIO    AMOUNT  RATIO
-----------------          ------- -----  ----------- ---------- ------- ------
Total Capital to Risk-
 Weighted Assets:
  FBBH...................  $12,835 11.9%  $     8,643 ^     8.0% $10,804 ^10.0%
  GSB....................   36,726 10.1%       29,081 ^     8.0%  36,351 ^10.0%
Tier 1 Capital to Risk-
 Weighted Assets:
  FBBH...................   11,436 10.6%      Not applicable       6,482 ^ 6.0%
  GSB....................   32,136  8.8%      Not applicable      26,810 ^ 6.0%
Tier 1 Capital to Average
 Assets (Core Capital):
  FBBH...................   11,436  8.0%        4,292 ^     3.0%   7,152 ^ 5.0%
  GSB....................   32,136  8.3%       11,669 ^     3.0%  19,447 ^ 5.0%
Tangible Capital:
  FBBH...................   11,436  8.0%        2,156 ^     1.5% Not applicable
  GSB....................   32,136  7.9%        6,101 ^     1.5% Not applicable
Total Capital to Risk-
 Weighted Assets:
  FBBH...................  $ 9,820   9.8% $     7,999 ^     8.0% $ 9,998 ^10.0%
  GSB....................   15,523  10.4%      11,973 ^     8.0%  14,967 ^10.0%
Tier 1 Capital to Risk-
 Weighted Assets:
  FBBH...................    8,549   8.6%     Not applicable       5,999 ^ 6.0%
  GSB....................   13,852   9.3%     Not applicable       8,980 ^ 6.0%
Tier 1 Capital to Average
 Assets
 (Core Capital):
  FBBH...................    8,549   6.4%       3,995 ^     3.0%   6,657 ^ 5.0%
  GSB....................   13,852  10.3%       4,049 ^     3.0%   6,748 ^ 5.0%
Tangible Capital:
  FBBH...................    8,549   6.8%       3,075 ^     1.5% Not applicable
  GSB....................   13,852   6.2%       2,066 ^     1.5% Not applicable

--------
(1) These capital adequacy ratios represent the requirements for all savings institutions. The Bank's minimum required ratios specified in their Orders are those in the column containing the "well capitalized" requirements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  As of December 31, 1996, the Banks' capital ratios were sufficient for them to be categorized as "well capitalized," and at December 31, 1995, FBBH's ratios were sufficient for them to be deemed "adequately capitalized" and GSB's were sufficient for them to be deemed "well capitalized," based solely on quantitative measures. The Banks have not been notified by the OTS as to their capital category. If notified or otherwise deemed to be categorized as less than "well capitalized," the Banks could be subject to restrictions in addition to those specified in the Orders, including restrictions on holding brokered deposits. As of December 31, 1996, FBBH had no brokered deposits and GSB had brokered deposits of $172,427. In the event that GSB is categorized as less than "well capitalized," it can potentially retain brokered deposits with the permission of the Federal Deposit Insurance Corporation. Alternatively, liquidity can be maintained with borrowings on lines of credit (see Note 7). Because the Banks are currently near the total asset maximums permitted under the Orders, the Banks do not expect to add brokered deposits until and unless the growth restrictions are removed.

  Because the Banks have minimum regulatory capital requirements and the additional requirements under the Orders discussed above, substantially all retained earnings of the Banks are restricted as to distribution to WAC and, ultimately, to WFSG.

  SAIF ASSESSMENT--During the fourth quarter of 1996, the Company paid approximately $1.4 million for a special SAIF deposit insurance fund assessment resulting from legislation enacted to recapitalize the SAIF fund.

11. RELATED PARTY TRANSACTIONS

  Substantially all loans are serviced by WCC. Management believes that the terms of the servicing agreement are no less favorable to the Company than terms offered by other servicers. Due from affiliate in the accompanying consolidated statements of financial condition substantially represents the amount of loan payments collected by WCC but not yet remitted to the Company at that date. Loan servicing fees and expenses shown in the consolidated statements of operations were paid to WCC and include reimbursements for direct expenses borne by WCC on behalf of the Company.

  Subsequent to the effective date of the initial public offering, WFSG purchased from WCC loans with unpaid principal balances of $17,032, at their fair values, which approximated their carrying value on the books of WCC.

  Certain costs associated with the initial public offering in the amount of $274, which were paid by WCC, were subsequently reimbursed by WFSG.

12. STOCK OPTIONS

  In 1994 and 1995, the Banks issued stock options for the benefit of certain directors, executives and consultants. FBBH and GSB granted 19,447 and 69,724 options in 1995, respectively. All grants were made with exercise prices at least equal to the book value of the relevant Bank's shares on the grant dates. In the fourth quarter of 1996, these options were converted into 31,225 options to purchase the stock of WFSG. The options are exercisable no earlier than 60 days after the effective date of the initial public offering of WFSG stock.

  The Company adopted a new Stock Plan on November 1, 1996. Under the Stock Plan, the Company may grant options and other awards not to exceed 1,500,000 shares of common stock over a ten-year term. The options may be either incentive stock options or nonstatutory stock options granted at exercise prices between 100% and 125% of the fair value of WFSG common stock at the grant date. Restricted stock and stock appreciation rights may also be granted under the Stock Plan. The initial awards under the new Stock Plan were granted at the date of the initial public offering. Options for 1,095,000 shares were granted to the Company's two largest stockholders. The Stock Plan also provides that nonemployee Company directors will receive automatic nonstatutory stock option grants. The number of shares granted to nonemployee directors each quarter

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) will be determined under a formula ($6 divided by the fair market value per share of WFSG common stock on each grant date). As of December 31, 1996, no options had been granted to nonemployee directors under the new Stock Plan.

  A summary of the Company's stock options as of December 31, 1996, 1995 and 1994 and changes during the years ended on those dates is presented below:

                                    1996             1995            1994
                             ------------------ --------------- ---------------
                                       WEIGHTED        WEIGHTED        WEIGHTED
                                       AVERAGE         AVERAGE         AVERAGE
                                       EXERCISE        EXERCISE        EXERCISE
                              SHARES    PRICE   SHARES  PRICE   SHARES  PRICE
                             --------- -------- ------ -------- ------ --------
   Outstanding at beginning
    of year................     31,225  $8.80    5,872  $14.90    --
   Granted.................  1,095,000  11.46   25,353    7.39  5,872   $14.90
                             ---------          ------          -----
   Outstanding at end of     1,126,225          31,225          5,872
   year....................  =========  11.34   ======    8.80  =====    14.90

  Additional information regarding options outstanding as of December 31, 1996 is as follows:

                                                          WEIGHTED-     WEIGHTED-
    RANGE OF                                               AVERAGE       AVERAGE
    EXERCISE                                              REMAINING     EXERCISE
     PRICES                                      SHARES     PRICE         PRICE
   -------------------------------------------  --------- ---------     ---------
    $5.58.....................................     18,359   3.50 years   $ 5.58
   $10.50-$11.55..............................    730,000   9.74          10.55
   $12.15-$13.13..............................    371,994   9.88          13.11
    $14.90....................................      5,872   2.50          14.90
                                                ---------
                                                1,126,225   9.65          11.34
                                                =========

  The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its Stock Plan. Accordingly, no compensation cost has been recognized for the Stock Plan. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1996 would have been reduced to the pro forma amounts indicated below:

      Net income to common shareholders:
        As reported..................................................... $4,967
        Pro forma....................................................... $2,775
      Net income per common and common share equivalent:
        As reported..................................................... $ 1.07
        Pro forma....................................................... $ 0.60

  The weighted-average grant-date fair value of options granted during 1996 was $3.79 for options with exercise prices equivalent to market price of the stock at the grant date and $2.75 for options with exercise prices exceeding the market price of the stock at the grant date. Fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 25%, risk-free interest rate of 6.6% and expected lives of three to five years.

13. ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                             DECEMBER 31, 1996
                                                             ------------------
                                                                      ESTIMATED
                                                             CARRYING   FAIR
                                                              AMOUNT    VALUE
                                                             -------- ---------
Assets:
  Cash and due from banks................................... $152,298 $152,298
  Mortgage-backed securities held to maturity...............   21,724   21,252
  Mortgage-backed securities available for sale.............   31,270   31,270
  Securities held to maturity...............................    7,429    7,518
  Trading account securities................................   24,541   24,541
  Loans, discounted loans, and loans held for sale..........  411,592  424,450
  Federal Home Loan Bank stock..............................    2,958    2,958
Liabilities:
  Deposits..................................................  501,614  504,629
  Short-term borrowings.....................................   97,624   97,624
  Notes payable.............................................   75,000   75,000
  Off-balance-sheet liabilities--Interest-rate swaps........              (500)

                                                              DECEMBER 31, 1995
                                                             -------------------
                                                             CARRYING ESTIMATED
                                                              AMOUNT  FAIR VALUE
                                                             -------- ----------
Assets:
  Cash and due from banks................................... $  3,382  $  3,382
  Federal funds sold........................................    1,100     1,100
  Mortgage-backed securities held to maturity...............   13,119    12,873
  Mortgage-backed securities available for sale.............    9,083     9,083
  Securities held to maturity...............................    6,470     6,488
  Loans, discounted loans, and loans held for sale..........  290,771   295,747
  Federal Home Loan Bank stock..............................    1,421     1,421
Liabilities:
  Deposits..................................................  304,020   307,177
  Short-term borrowings.....................................   13,000    13,000
  Subordinated debt.........................................   11,000    11,000

  The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are explained below:

    Cash and Due from Banks--The carrying amounts approximate fair values due to the short-term nature of these instruments.

    Securities and Mortgage-Backed Securities--The fair values of securities are generally obtained from market bids for similar or identical securities, or are obtained from independent security brokers or dealers.

    Loans, Discounted Loans and Loans Held for Sale--It is not practicable to estimate the fair value of discounted loans, which are predominately nonperforming loans, due to uncertainties as to the nature, timing

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) and extent to which the loans will be either collected according to original terms, restructured, or foreclosed upon. Discounted loans fair values are therefore assumed to be equivalent to carrying values. For other loans, fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as fixed- and adjustable-rate interest terms. The fair values of fixed-rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed-rate loans as well as anticipated prepayment schedules. The fair values of adjustable-rate mortgage loans are based on discounted cash flows utilizing discount rates that approximate the pricing of available mortgage-backed securities having similar rate and repricing characteristics, as well as anticipated prepayment schedules. No value adjustments have been made for changes in credit within the loan portfolio. It is management's opinion that the allowance for estimated loan losses pertaining to loans results in a fair value adjustment of the credit risk of such loans.

    Federal Home Loan Bank Stock--The carrying amounts approximate fair values because the stock may be sold back to the Federal Home Loan Bank at carrying value.

    Deposits--The fair values of deposits are estimated based on the type of deposit products. Demand accounts, which include passbook and transaction accounts, are presumed to have equal book and fair values, since the interest rates paid on these accounts are based on prevailing market rates. The estimated fair values of time deposits are determined by discounting the cash flows of settlements of deposits having similar maturities and rates, utilizing a yield curve that approximated the prevailing rates offered to depositors as of the reporting date.

    Short-Term Borrowings--The carrying amounts of short-term borrowings approximate fair value due to the short-term nature of these instruments.

    Notes Payable--The fair value is assumed to be the carrying value because the notes were issued in a market transaction near December 31, 1996.

    Subordinated Debt--The fair value of subordinated debt issued to shareholders by WAC was assumed to be equal to carrying value because the debt terms were negotiated with related parties and there is no market for the debt at such terms with unrelated parties.

    Off-Balance-Sheet Liabilities--The fair values of interest-rate swaps (1996 only) are estimated at the net present value of the future payable, based on the current spread, discounted at a current rate. Fair values of off-balance-sheet commitments to lend are estimated based on deferred fees associated with such commitments, which are immaterial as of the reporting date.

    The fair value estimates presented herein are based on pertinent information available to management as of each reporting date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                 QUARTERS ENDED
                                  ---------------------------------------------
                                                              JUNE
                                  DECEMBER 31, SEPTEMBER 30,   30,    MARCH 31,
                                      1996         1996       1996      1996
                                  ------------ ------------- -------  ---------
Interest income..................   $14,285       $12,186    $12,407   $9,544
Interest expense.................     9,685         7,572      7,046    4,974
Provision for loan losses........       798         4,883      5,483    5,385
                                    -------       -------    -------   ------
Net interest income (loss) after
 provision for loan losses.......     3,802          (269)      (122)    (815)
Noninterest income...............    11,796         1,140        817    4,189
Noninterest expense..............     4,772         5,298      2,525    2,851
                                    -------       -------    -------   ------
Income (loss) before income
 taxes...........................    10,826        (4,427)    (1,830)     523
Income tax provision (benefit)...     4,777        (3,373)      (805)    (474)
                                    -------       -------    -------   ------
Net income (loss)................   $ 6,049       $(1,054)   $(1,025)  $  997
                                    =======       =======    =======   ======

                                                  QUARTERS ENDED
                                   ---------------------------------------------
                                   DECEMBER 31, SEPTEMBER 30, JUNE 30, MARCH 31,
                                       1995         1995        1995     1995
                                   ------------ ------------- -------- ---------
Interest income..................     $7,329       $6,173      $5,776   $5,103
Interest expense.................      4,070        3,704       3,573    3,134
Provision for estimated losses on      1,045        1,020       1,028    1,173
 loans...........................     ------       ------      ------   ------
Net interest income (loss) after
 provision for estimated losses
 on loans........................      2,214        1,449       1,175      796
Noninterest income...............        353        1,591         526      467
Noninterest expense..............      2,795        2,052       1,629    1,456
                                      ------       ------      ------   ------
(Loss) income before income
 taxes...........................       (228)         988          72     (193)
Income tax provision (benefit)...        (21)          78           4      (14)
                                      ------       ------      ------   ------
Net income (loss)................     $ (207)      $  910      $   68   $ (179)
                                      ======       ======      ======   ======

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. PARENT COMPANY INFORMATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                 DECEMBER 31,
                                                               ----------------
                                                                 1996    1995
                                                               -------- -------
ASSETS
Cash.......................................................... $ 65,207 $     1
Intercompany receivable.......................................   22,095
Noninterest income............................................   48,065  18,777
Prepaid expenses and other assets.............................    4,665     153
                                                               -------- -------
                                                               $140,032 $18,931
                                                               ======== =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities........................ $  4,010 $   317
Due to affiliates.............................................              575
Note payable..................................................   75,000
Subordinated debt to majority stockholders....................           11,000
                                                               -------- -------
    Total liabilities.........................................   79,010  11,892
Contributed and retained equity...............................   61,022   7,039
                                                               -------- -------
                                                               $140,032 $18,931
                                                               ======== =======

CONDENSED STATEMENTS OF OPERATIONS

                                                        YEAR ENDED DECEMBER
                                                                31,
                                                       -----------------------
                                                        1996    1995    1994
                                                       ------  ------  -------
Interest income....................................... $   45  $    9  $    24
Interest expense......................................    421     243       31
                                                       ------  ------  -------
Net interest expense..................................   (376)   (234)      (7)
Noninterest income....................................    563   1,155      611
Noninterest expense...................................    125     363      156
                                                       ------  ------  -------
Income before equity in earnings of subsidiaries and
 income tax benefit...................................     62     558      448
Income tax benefit....................................    131
Equity in earnings (loss) of subsidiaries.............  4,774      34   (1,700)
                                                       ------  ------  -------
Net income (loss)..................................... $4,967  $  592  $(1,252)
                                                       ======  ======  =======

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

CONDENSED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                  1996     1995     1994
                                                 -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................. $ 4,967  $   592  $(1,252)
  Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating
   activities:
    Amortization of purchase accounting
    adjustments.................................  (1,045)  (1,045)    (488)
    Equity in loss (earnings) of subsidiaries...  (4,774)     (34)   1,700
    Change in:
      Prepaid expenses and other assets.........  (4,512)      51      495
      Accounts payable and other liabilities....   4,657       90     (111)
      Due from affiliates.......................              (71)     (29)
      Due to affiliates.........................    (575)
      Intercompany receivables.................. (22,095)
      Other.....................................               33
                                                 -------  -------  -------
        Net cash (used in) provided by operating
        activities.............................. (23,377)    (384)     315
                                                 -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES--
  Net investment in subsidiaries................ (24,514)  (9,000)  (4,746)
                                                 -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of notes payable.....................  75,000
  Issuance of capital stock.....................  38,097             4,750
  Issuance of subordinated debt.................            9,000
  Dividends from subsidiary.....................               65
                                                 -------  -------  -------
        Net cash provided by financing
        activities.............................. 113,097    9,065    4,750
                                                 -------  -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS.....................................  65,206     (319)     319
CASH:
  Beginning of year.............................       1      320        1
                                                 -------  -------  -------
  End of year................................... $65,207  $     1  $   320
                                                 =======  =======  =======
NONCASH FINANCING ACTIVITIES:
  Conversion of capital stock to subordinated
  debt..........................................          $ 2,000
  Exchange of subordinated debt for common
  stock......................................... $11,000

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. PRO FORMA INFORMATION CONCERNING ACQUISITIONS

  During 1994, WAC acquired GSB in a purchase accounting transaction. The results of GSB's operations are included in the Company's consolidated financial statements subsequent to the date of acquisition. The following pro forma financial information shows the estimated results of the Company's operations for the year ended December 31, 1994 as though the GSB purchase had occurred as of the beginning of the year. The pro forma amounts are not necessarily indicative of what would have actually occurred if the acquisition had occurred as of the beginning of the year.

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                        1994
                                                                    ------------
      Net interest income and noninterest revenue..................    $7,222
      Net loss.....................................................      (920)

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF ON MARCH 28, 1997 BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          WILSHIRE FINANCIAL SERVICES GROUP
                                          INC.

                                               /s/ Lawrence A. Mendelsohn
                                          -------------------------------------
                                                 LAWRENCE A. MENDELSOHN
                                                        PRESIDENT

  PURSUANT TO THE REQUIREMENTS OF THE-SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON MARCH 28, 1997 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

              SIGNATURE                      TITLE

      /s/ Andrew A. Wiederhorn         Chairman of the
-------------------------------------   Board, Chief
        ANDREW A. WIEDERHORN            Executive Officer,
                                        Secretary and
                                        Treasurer

     /s/ Lawrence A. Mendelsohn        President and
-------------------------------------   Director
       LAWRENCE A. MENDELSOHN

          /s/ Chris Tassos             Senior Vice
-------------------------------------   President and Chief
            CHRIS TASSOS                Financial Officer

         /s/ Don H. Coleman            Director
-------------------------------------
           DON H. COLEMAN

         /s/ Philip G. Forte           Director
-------------------------------------
           PHILIP G. FORTE

       /s/ David Dale-Johnson          Director
-------------------------------------
         DAVID DALE-JOHNSON

                                 EXHIBIT INDEX

  The following exhibits are filed as part of this report.

 + 3.1  Certificate of Incorporation
 + 3.2  By-laws
 + 4.2  Form of Indenture
 +10.1  Form of Employment Agreement dated November 15, 1996 among the
         Company and Andrew A. Wiederhorn
 +10.2  Form of Employment Agreement dated November 15, 1996 among the
         Company and Lawrence A. Mendelsohn
  10.3  Incentive Stock Plan
 +10.11 Cease and Desist Order
 +10.12 Servicing Agreement dated as of November 15, 1996 among Wilshire
         Credit Corporation and Wilshire Financial Services Group
 +10.13 Master Repurchase Agreement dated as of July 29, 1996 among
         Wilshire Credit Corporation and CS First Boston Capital
         Corporation
 +10.14 Additional Supplemental Terms to Master Repurchase Agreement,
         dated as of July 29, 1996 between CS First Boston Mortgage
         Capital Corp. and Wilshire Credit Corporation
 +10.15 Interim Warehouse & Security Agreement, dated as of December 1,
         1995, between Wilshire Funding Company, L.L.C. and Prudential
         Securities Realty Funding Corp.
 +10.16 Amendment to Interim Warehouse and Security Agreement dated June
         28, 1996 between Wilshire Funding Company, L.L.C. and
         Prudential Securities Realty Funding Corp.
 +10.17 Amendment No. 2 to Interim Warehouse and Security Agreement
         dated September 27, 1996 between Wilshire Funding Company,
         L.L.C. and Prudential Securities Realty Funding Corp.
 +10.18 Master Repurchase Agreement between First Bank of Beverly Hills,
         F.S.B. and Bear Stearns Mortgage Capital Corporation dated as of May 22, 1996
 +10.19 Supplemental Terms and Conditions dated as of May 22, 1996 among
         First Bank of Beverly Hills, F.S.B. and Bear Stearns Mortgage
         Capital Corporation
 +10.20 Master Repurchase Agreement between Girard Savings Bank FSB and
         Bear Stearns Mortgage Capital Corporation dated as of December
         22, 1995
 +10.21 Master Repurchase Agreement dated as of November 15, 1996 between CS First Boston Mortgage Capital Corp. and Wilshire
         Funding Corp.
 +10.22 Interim Warehouse and Security Agreement by and between
         Prudential Securities Credit Corporation and WMFC 1997-2, Inc.
         dated as of November 15, 1996
  11    Statement regarding earnings per share
  12    Statement regarding the computation of the ratio of earnings to fixed charges
 +21.1  Subsidiaries
  27    Financial Data Schedule

--------
+ Exhibit is incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-15263, initially filed with the Securities and Exchange Commission on October 31, 1996, as amended.