Form 10-Q
period 1997-03-31
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 1997-05-15
CIK 1024321

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1997

                                      or

[_]TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from          to

                        Commission file number 0-17292

                    WILSHIRE FINANCIAL SERVICES GROUP INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                           93-1223879
         (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

       1776 SW MADISON STREET, PORTLAND, OR             97205
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

                                (503) 223-5600
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     CLASS                     OUTSTANDING AT MAY 1, 1997
      Common Stock, par value $.01 per share         7,570,000 Shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                     INDEX

PART I. FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------
 Item 1. Financial Statements.
         Consolidated Statements of Financial Condition..............      3
         Consolidated Statements of Operations.......................      4
         Consolidated Statements of Cash Flows.......................      5
         Consolidated Statements of Stockholders' Equity.............      7
         Notes to Interim Financial Statements.......................      8
 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................      9
 Item 3. Quantitative and Qualitative Disclosures About Market Risk..     13

PART II. OTHER INFORMATION
 Item 1. Legal Proceedings...........................................     14
 Item 2. Changes in Securities.......................................     14
 Item 3. Defaults Upon Senior Securities.............................     14
 Item 4. Submission of Matters to a Vote of Security-Holders.........     14
 Item 5. Other Information...........................................     14
 Item 6. Exhibits and Reports on Form 8-K............................     14

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                        MARCH 31,   DECEMBER 31,
                                                          1997          1996
                                                       -----------  ------------
                                                       (UNAUDITED)
ASSETS
  Cash and cash equivalents........................... $   58,774     $152,298
  Mortgage backed securities available for sale, at
   fair value.........................................    126,112       31,270
  Mortgage backed securities held to maturity, at am-
   ortized cost.......................................     20,975       21,724
  Securities held to maturity, at amortized cost......      7,433        7,429
  Trading account securities..........................     17,758       24,541
  Loans, net..........................................    204,975      176,026
  Discounted loans, net...............................    182,392      206,740
  Loans held for sale, net, at lower cost or market...    366,833       28,826
  Stock in Federal Home Loan Bank of San Francisco, at
   cost...............................................      3,005        2,958
  Real estate owned, net..............................     86,078       78,200
  Leasehold improvements and equipment, net...........        748          317
  Due from affiliate, net.............................        --         5,051
  Accrued interest receivable.........................      8,568        3,517
  Prepaid expenses and other assets...................     10,804       10,769
  Deferred tax asset, net.............................      3,633        4,183
                                                       ----------     --------
      TOTAL........................................... $1,098,088     $753,849
                                                       ==========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits............................................ $  462,989     $501,614
  Short-term borrowings...............................    430,173       97,624
  Notes payable.......................................     84,245       75,000
  Accounts payable and other liabilities..............     28,366       17,872
  Deferred credits....................................        621          717
  Due to affiliate, net...............................     27,488          --
                                                       ----------     --------
    Total liabilities.................................  1,033,882      692,827
                                                       ----------     --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock.....................................        --           --
  Common stock........................................     55,897       55,897
  Retained earnings...................................      8,332        5,222
  Unrealized loss on available-for-sale securities,
   net................................................        (23)         (97)
                                                       ----------     --------
    Total stockholders' equity........................     64,206       61,022
                                                       ----------     --------
      TOTAL........................................... $1,098,088     $753,849
                                                       ==========     ========

                   See notes to interim financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    QUARTER ENDED QUARTER ENDED
                                                      MARCH 31,     MARCH 31,
                                                        1997          1996
                                                    ------------- -------------
                                                       (DOLLARS IN THOUSANDS)
INTEREST INCOME:
  Loans............................................   $  15,720     $   8,909
  Mortgage-backed securities.......................         416           322
  Securities and federal funds sold................         940           313
                                                      ---------     ---------
    Total interest income..........................      17,076         9,544
INTEREST EXPENSE:
  Deposits.........................................       7,007         4,897
  Borrowings.......................................       6,967            77
                                                      ---------     ---------
    Total interest expense.........................      13,974         4,974
                                                      ---------     ---------
NET INTEREST INCOME................................       3,102         4,570
PROVISION FOR ESTIMATED LOSSES ON LOANS............      (1,869)        5,385
                                                      ---------     ---------
  NET INTEREST INCOME (LOSS) AFTER PROVISION FOR
   ESTIMATED LOSSES ON LOANS.......................       4,971          (815)
OTHER INCOME (LOSS):
  Bankcard income..................................       1,643         1,584
  Bankcard processing expense......................      (1,178)       (1,265)
  Gain on sale of loans............................         --          1,983
  Loan fees and charges............................         232           199
  Trading account-unrealized gain..................          14         1,601
  Real estate owned, net...........................       1,182           (40)
  Servicing revenue................................       5,779           --
  Other, net.......................................         447           127
                                                      ---------     ---------
    Total other income.............................       8,119         4,189
                                                      ---------     ---------
OTHER EXPENSES:
  Compensation and employee benefits...............       3,041           786
  FDIC insurance premiums..........................         230           166
  Occupancy........................................         161            71
  Professional services............................         313           254
  Data processing and equipment rentals............          63            55
  Loan service fees and expenses paid to affiliate.       2,946         1,191
  Other general and administrative expenses........       1,154           328
                                                      ---------     ---------
    Total other expenses...........................       7,908         2,851
                                                      ---------     ---------
INCOME BEFORE INCOME TAX PROVISION.................       5,182           523
INCOME TAX PROVISION (BENEFIT).....................       2,072          (474)
                                                      ---------     ---------
NET INCOME.........................................   $   3,110     $     997
                                                      =========     =========
EARNINGS PER SHARE:
  Basic............................................   $    0.41     $    0.34
  Diluted..........................................   $    0.39     $    0.34
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic............................................   7,570,000     2,954,429
  Diluted..........................................   7,915,294     2,954,429

                   See notes to interim financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    QUARTER ENDED QUARTER ENDED
                                                      MARCH 31,     MARCH 31,
                                                        1997          1996
                                                    ------------- -------------
                                                       (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................   $   3,110     $     997
  Reconciliation of net income to net cash (used
   in) provided by
   operating activities:
    Provision for estimated loan losses............      (1,869)        5,385
    Depreciation and amortization..................         111            32
    Gain on sale of real estate owned..............      (1,273)          (13)
    Purchase of loans held for sale................    (343,979)          --
    Gain on sale of loans..........................         --         (1,983)
    Amortization of discounts and deferred fees....      (6,548)       (1,453)
    Amortization of deferred credits...............         (96)         (115)
    FHLB stock dividend............................         (47)          (18)
  Change in:
    Trading account securities.....................       6,783        (7,063)
    Accrued interest receivable....................      (5,051)         (720)
    Prepaid expenses and other assets..............          35         1,339
    Due from affiliate, net........................       5,051       (19,371)
    Due to affiliate, net..........................      27,488           --
    Deferred tax asset, net........................         550          (928)
    Accounts payable and other liabilities.........      10,001         1,051
    Minority interest..............................         --            300
                                                      ---------     ---------
      Net cash used in operating activities........    (305,734)      (22,560)
                                                      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of loans................................     (38,050)     (138,201)
  Loan repayments, net of originations.............      28,262         4,572
  Proceeds from sale of loans......................         --         23,568
  Purchase of mortgage-backed securities available
   for sale........................................     (95,636)          --
  Repayments of mortgage-backed securities
   available for sale..............................         845           413
  Proceeds from maturity of investment securities
   held to maturity................................         --          5,000
  Purchase of mortgage-backed securities held to
   maturity........................................         --         (9,400)
  Repayments of mortgage-backed securities held to
   maturity........................................         715           356
  Change in unrealized (gain) loss on mortgage-
   backed securities
   available for sale..............................         (57)          (27)
  Purchase of securities and FHLB stock............         --         (1,403)
  Proceeds from sale of real estate owned..........      13,007         4,343
  Purchases of leasehold improvements and
   equipment.......................................         (45)          (68)
                                                      ---------     ---------
      Net cash used in investing activities             (90,959)     (110,847)
                                                      ---------     ---------

                   See notes to interim financial statements.

                                  (Continued)

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                     QUARTER ENDED QUARTER ENDED
                                                       MARCH 31,     MARCH 31,
                                                         1997          1996
                                                     ------------- -------------
                                                        (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits..............     (38,625)       61,974
  Issuance of common stock.........................         --          9,750
  Proceeds from short-term borrowings..............     360,146       110,850
  Repayments of short-term borrowings..............     (27,597)      (26,850)
  Proceeds from notes payable......................       9,245           --
                                                       --------      --------
      Net cash provided by financing activities....     303,169       155,724
                                                       --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.......................................     (93,524)       22,317
CASH AND CASH EQUIVALENTS:
  Beginning of quarter.............................     152,298         4,482
                                                       --------      --------
  End of quarter...................................    $ 58,774      $ 26,799
                                                       ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--
 Cash paid during the quarter for:
  Interest.........................................    $ 10,696      $  4,886
  Income taxes.....................................       3,500           --
NONCASH INVESTING ACTIVITIES:
  Additions to real estate owned acquired in
   settlement of loans.............................      19,612         2,612
  Equipment acquired through capital lease.........         493
  Transfer of securities from available for sale to
   trading.........................................         --            636
NONCASH FINANCING ACTIVITIES:
  Exchange of subordinated debt for common stock...         --         11,000

                   See notes to interim financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            UNREALIZED
                                                                            GAIN (LOSS)
                                                                                ON
                                                                 RETAINED   AVAILABLE-
                          PREFERRED STOCK      COMMON STOCK      EARNINGS    FOR-SALE
                         ------------------  ----------------- (ACCUMULATED SECURITIES
                           SHARES    AMOUNT   SHARES   AMOUNT    DEFICIT)   NET OF TAX   TOTAL
                         ----------  ------  --------- ------- ------------ ----------- -------
                                                (DOLLARS IN THOUSANDS)
BALANCE, January 1,
 1994...................        --   $  --     366,288 $ 3,050    $  915       $(159)   $ 3,806
 Net loss...............                                          (1,252)                (1,252)
 Unrealized loss on
  available-for-sale
  securities--net of
  tax...................                                                        (511)      (511)
 Issuance of stock......  1,000,000   1,000    934,575   3,750                            4,750
                         ----------  ------  --------- -------    ------       -----    -------
BALANCE, December 31,
 1994...................  1,000,000   1,000  1,300,863   6,800      (337)       (670)     6,793
 Net income.............                                             592                    592
 Unrealized gain on
  available-for-sale
  securities--net of
  tax...................                                                         654        654
 Exchange of preferred
  stock for
  subordinated debt..... (1,000,000) (1,000)                                             (1,000)
                         ----------  ------  --------- -------    ------       -----    -------
BALANCE, December 31,
 1995...................        --      --   1,300,863   6,800       255         (16)     7,039
 Net income.............                                           4,967                  4,967
 Unrealized loss on
  available-for-sale
  securities--net of
  tax...................                                                         (81)       (81)
 Exchange of subordi-
  nated debt stock for
  common stock..........                     1,606,618  11,000                           11,000
 Issuance of common
  stock.................                     4,662,519  38,097                           38,097
                         ----------  ------  --------- -------    ------       -----    -------
BALANCE, December 31,
 1996...................        --      --   7,570,000  55,897     5,222         (97)    61,022
 Net income (unaudited).                                           3,110                  3,110
 Unrealized gain on
  available-for-sale
  securities--net of tax
  (unaudited)...........                                                          74         74
                         ----------  ------  --------- -------    ------       -----    -------
BALANCE, March 31, 1997
 (unaudited)............        --   $  --   7,570,000 $55,897    $8,332       $ (23)   $64,206
                         ==========  ======  ========= =======    ======       =====    =======

                   See notes to interim financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

1. BASIS OF PRESENTATION

  The consolidated financial statements of Wilshire Financial Services Group Inc. and Subsidiaries (the "Company") are unaudited and should be read in conjunction with the 1996 Annual Report on Form 10-K. A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the 1996 Annual Report on Form 10-K.

  In the opinion of management, all adjustments generally comprised of normal recurring accruals necessary for fair presentations of the interim financial statements have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

  Certain reclassifications of 1996 amounts were made in order to conform to the 1997 presentation, none of which affect previously reported net income.

2. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

  FINANCIAL INSTRUMENTS INVOLVING OFF-BALANCE SHEET RISK--The Company is a party to interest-rate swap transactions in managing interest-rate exposure as part of asset/liability management. Interest-rate swap transactions generally involve the exchange of fixed and floating-rate interest-payment obligations without the exchange of the underlying principal amounts. The swap agreements involve credit risk to the extent of the counterparties' obligation to settle under the terms of the agreements. Settlements occur monthly. The Company controls credit risk by entering into agreements with financially sound and reputable counterparties.

  During 1996, the Company entered into swap agreements to pay fixed-rate interest payments in exchange for receiving floating-rate interest payments. The notional amounts of the interest-rate swaps were $233,049 at March 31, 1997; these notional amounts amortize downward in each successive month until they mature in 1999-2001. The amortization is designed to mirror the projected decrease in the principal balances of the loans the swaps are matched against. The weighted average fixed-payment rates on the swaps were 6.06% at March 31, 1997. The floating-rate payments are based on a weighted average of 0.29% over USD LIBOR. The effect of these agreements is to convert loans to floating-rate assets to maintain a more predictable spread between the income of such assets and the interest rate expense on deposits and other borrowings which reprice frequently.

  PURCHASE COMMITMENTS--At March 31, 1997, the Company had outstanding commitments to purchase loans at a cost of $30,746. Included in the purchase commitment is a commitment to purchase from a third party at a cost of $28,500, its interest in loans that are serviced by Wilshire Credit Corporation ("WCC"), which is affiliated with the Company by common ownership. During 1996, WCC transferred its rights to servicing fees earned on this portfolio, which include a profit participation element, to Wilshire Servicing Corporation, a subsidiary of the Company. The servicing rights were transferred at WCC's historical cost basis of $0.

  Subsequent to March 31, 1997, the Company has acquired or committed to acquire additional earning assets of approximately $375 million, including $40 million in Europe.

3. EARNINGS PER SHARE

  The Company will adopt SFAS No. 128, "Earnings per Share," effective December 15, 1997. Adoption of this accounting standard will not affect previously reported earnings per share data for fiscal years ending prior to January 1, 1997.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto.

  Wilshire Financial Services Group Inc. is a diversified financial services company. The Company conducts business in the U.S., U.S. Territories and Europe, specializing in loan portfolio acquisition and securitization, correspondent lending and servicing. It offers wholesale banking through two subsidiaries, First Bank of Beverly Hills, F.S.B. and Girard Savings Bank, F.S.B. (the "Banks").

RESULTS OF OPERATIONS MARCH 31, 1997 COMPARED TO MARCH 31, 1996

NET INTEREST INCOME

  The Company's net interest income was approximately $3.1 million for the quarter ended March 31, 1997 compared to approximately $4.6 million for the quarter ended March 31, 1996, a decrease of 32.1%. The components of the Company's net interest income for these fiscal years are discussed below.

  Interest Income. The Company's interest income was approximately $17.1 million for quarter ended March 31, 1997, compared to approximately $9.5 million for the quarter ended March 31, 1996, an increase of 78.9%. The increase in the Company's interest income was due primarily to an increase in interest on loans, from $8.9 million for the quarter ended March 31, 1996 to $15.7 million for the quarter ended March 31, 1997. The increase reflects an increase in the balance of the Company's total loan portfolio from $396.0 million to $754.2 million at March 31, 1996 and 1997, respectively.

  Interest Expense. The Company's interest expense was approximately $14.0 million for the quarter ended March 31, 1997, compared with approximately $5.0 million for the quarter ended March 31, 1996, an increase of 180.9%. The increase in interest expense resulted from an increase in interest-bearing liabilities from March 31, 1996 to March 31, 1997 of $515.4 million, including the issuance in the fourth quarter of 1996 and early 1997 of $84.2 million of 13% notes due in 2004, and an increase in the cost of funds from 6.04% at March 31, 1996 to 7.17% at March 31, 1997.

PROVISION FOR ESTIMATED LOSSES ON LOANS

  Provision for estimated losses on loans for the first quarter of 1997 was a net recovery of $1.9 million from the reversal of $2.5 million of excess reserves on loans previously sold, which was partially offset by $0.6 million of additional provision. This compares with a provision for estimated losses on loans of $5.4 million in the first quarter of 1996 from reserves established primarily for sub-prime auto loans and inherited loans.

OTHER INCOME

  The Company's other income was approximately $8.1 million for the quarter ended March 31, 1997 compared with approximately $4.2 million for the quarter ended March 31, 1996, an increase of 93.8%. This increase was primarily attributable to an increase in servicing revenue. The components of the Company's non-interest income are reflected in the following table:

                                                          MARCH 31,
                                                   ------------------------  ---
                                                      1997         1996
                                                   -----------  -----------
                                                   (DOLLARS IN THOUSANDS)    ---
      Other income:                                                          ---
        Bankcard income........................... $     1,643  $     1,584
        Bankcard processing expense...............      (1,178)      (1,265)
        Gain on sale of loans.....................         --         1,983
        Loan fees and charges.....................         232          199
        Trading account-unrealized gain...........          14        1,601
        Real estate owned, net....................       1,182          (40)
        Servicing revenue.........................       5,779          --
        Other, net................................         447          127
                                                   -----------  -----------
          Total other income...................... $     8,119  $     4,189
                                                   ===========  ===========  ===

  Real Estate Owned, net. The increase in other income for the quarter ended March 31, 1997 was due primarily to the ongoing disposition of assets from a $72.3 million pool of properties acquired in the fourth quarter of 1996.

  Servicing Revenue. The increase in other income for the quarter ended March 31, 1997 was also attributable to an increase in servicing revenue of approximately $5.8 million for quarter ended March 31, 1997. The large increase in income from the Company's servicing revenue was primarily due to the realization of an assignment by Wilshire Credit Corporation ("WCC"), an affiliated entity, to the Company of its servicing rights to a loan portfolio for a major institutional investor. In the first quarter of 1997, the Company acquired approximately $106 million unpaid principal amount of home equity loans, second lien mortgages, consumer loans and subordinate securities from this investor at a discount, that resulted in the recognition of the service fee.

  The increase in these items was offset by a decrease of $2.0 million in gains on sales of loans and a decrease of $1.6 million from unrealized gains on trading securities.

OTHER EXPENSE

  The Company's other expenses totaled approximately $7.9 million for the quarter ended March 31, 1997 compared with approximately $2.9 million for quarter ended March 31, 1996, an increase of 177.4%.

  Compensation and Employee Benefits. The largest component of other expenses was compensation and employee benefits which increased from approximately $0.8 million for the quarter ended March 31, 1996 to approximately $3.0 million for the quarter ended March 31, 1997, an increase of approximately 286.9%. The increase in compensation and employee benefits during this period reflected normal salary adjustments and an increase in the average number of full-time equivalent employees from 48 for the quarter ended March 31, 1996 to 138 for the quarter ended March 31, 1997, reflecting the expansion of business activities, particularly loan acquisition activities and the growth of activities at the non-bank subsidiaries.

  Loan Service Fees and Expenses Paid to Affiliate. Loan service fees and expenses paid to affiliate were approximately $2.9 million for the quarter ended March 31, 1997 compared with approximately $1.2 million for the quarter ended March 31, 1996, an increase of approximately 147.4%. Loan servicing fees and charges are paid to WCC and include (a) "normal" servicing fees, and (b) collection-related expenses incurred directly by WCC and reimbursed by the Company. The increase in loan servicing fees and expenses paid to affiliate was primarily the result of the increase in the unpaid principal balance of loans being serviced by WCC on behalf of the Company to approximately $1,141.7 million at March 31, 1997 from approximately $437.8 million at March 31, 1996.

  Other general and administrative expenses increased from approximately $0.3 million for the quarter ended March 31, 1996 to approximately $1.2 million for the quarter ended March 31, 1997, an increase of 251.8%. This increase is primarily attributable to the expansion of business activities at the non-bank subsidiaries, particularly loan acquisition activities.

INCOME TAX PROVISION (BENEFIT)

  Income tax provision amounted to an expense of approximately $2.1 million during the quarter ended March 31, 1997 compared with a benefit of approximately $0.5 million during the quarter ended March 31, 1996. This increase was primarily due to the utilization of net operating loss deductions in 1996 and a normalized tax provision in 1997.

CHANGES IN FINANCIAL CONDITION

  Mortgage-Backed and Other Securities. The Company's mortgage-backed and other securities increased approximately $87.3 million during the quarter ended March 31, 1997, primarily as a result of purchasing certain subordinated securities.

  Loans Receivable, Net. The Company's total loan portfolio, net of discounts and allowances, increased by approximately $342.6 million during the quarter ended March 31, 1997 primarily as a result of the Company's business strategy of aggressively acquiring loan portfolios of discounted loans and other mortgage loans, which totaled $382.0 million for the quarter ended March 31, 1997.

  Real Estate Owned, Net. Real estate owned, net consists of properties acquired by foreclosure or deed-in-lieu thereof on loans in the Company's total loan portfolio or purchased directly. Real estate owned increased by approximately $7.9 million during the quarter ended March 31, 1997 primarily as a result of the foreclosure of certain discounted loans acquired in the fourth quarter of 1996. The Company actively manages its real estate owned.

  Due to/from Affiliate. Due from affiliate of $5.1 million at December 31, 1996 was attributable to payments received in the normal course of servicing operations by WCC, which had not been remitted to the Company. At March 31, 1997, the Company had a net balance due to affiliate of $27.5 million primarily attributable to the acquisition of certain loans and securities from the affiliate.

  Deposits. Deposits decreased by approximately $38.6 million or 7.7% during the quarter ended March 31, 1997. Pursuant to the Cease and Desist Orders imposed upon First Bank of Beverly Hills, F.S.B. and Girard Savings Bank, F.S.B, effective October 31, 1996, First Bank and Girard are prohibited from increasing their total assets, as measured at the end of each calendar quarter above $145 million and $408 million, respectively, unless such increase is an amount that represents the total net interest credited on deposit liabilities earned during that quarter plus any increase permitted by the Cease and Desist Orders in prior quarters. The Banks have complied with these requirements.

  Notes Payable. In the fourth quarter of 1996 and early 1997, the Company issued $84.2 million of 13% notes due in 2004.

  Short-Term Borrowings. Short-term borrowings increased by approximately $332.5 million during the quarter ended March 31, 1997, resulting from increased use of repurchase agreements and warehouse financing to fund the purchases of loans and securities, instead of deposits.

LIQUIDITY AND CAPITAL RESOURCES

  Sources of liquidity include wholesale and brokered certificates of deposit and certain credit facilities. As of March 31, 1997, the Banks had approximately $454.2 million of certificates of deposit. As of March 31, 1997, scheduled maturities of certificates of deposit during the twelve months ending March 31, 1998 and thereafter amounted to approximately $431.2 million and approximately $23.0 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. However, management of the Banks believe that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds.

  As of March 31, 1997, the Company's sources of borrowing included (i) Master Repurchase Agreements with Bear Stearns Mortgage Capital Corporation as to which the parties have orally agreed that approximately $210 million in aggregate would be available for the purchase of loans, (ii) a $100 million warehouse lending agreement with Prudential Securities Realty Funding Corp., and (iii) certain repurchase arrangements including $250 million under a repurchase agreement with First Boston Mortgage Capital Corporation. Sources of borrowings also include FHLB advances, which are required to be secured by single-family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. As of March 31, 1997, the Banks had no FHLB advances outstanding, and were eligible to borrow up to an aggregate of $13.3 million from the FHLB of San Francisco and had $1.9 million of single-family residential loans, approximately $16.4 million of multi-family residential loans and $2.6 million of commercial loans which were available as security for such advances. At the same date, the Banks had a contractual relationship with the FHLB of San Francisco pursuant to which it could obtain funds from reverse repurchase agreements and had $5.5 million of unencumbered investment securities and mortgage-backed and related securities which could be used to secure such borrowings.

  The Company's uses of cash include the funding of loan purchases and origination, payment of interest expenses, repayment of loans, operating and administrative expenses, income taxes and capital expenditures. The Company draws on a number of sources to obtain such funds including certificates of deposit and repurchase arrangements with Wall Street investment banks. The Company's purchases of loans is expected to utilize secured borrowings and be highly leveraged. The actual dollar amount of secured borrowings incurred by the Company will vary depending on a number of factors, including the breakdown between performing and non-performing loans acquired by the Company, the amount of leverage lenders are willing to make available at the time a loan portfolio is acquired (which will be effected by market conditions), and management's determination as to the appropriate amount of leverage at the time a portfolio is acquired. With respect to loan portfolios of discounted loans and performing loans, the Company generally seeks to fund 90% and 95%, respectively, of the market value of such loan portfolios with borrowed money. Management expects to repay any secured indebtedness incurred in connection with loan acquisitions from the proceeds of the loan portfolios acquired. Capital expenditures were immaterial for the quarter ended March 31, 1997. In addition to commitments to extend credit, the Company is party to various off-balance sheet financial instruments in the normal course of business to manage its interest rate risk.

  Adequate credit facilities and other sources of funding, including the ability of the Company to securitize loans, are essential to the continuation of the Company's ability to purchase and originate loans, and acquire subordinate securities.

  After utilizing available working capital and any securitization proceeds, the Company borrows money to fund its loan purchases and originations. The Company's business plan generally calls for using a high degree of leverage in acquiring loan portfolios.

  The Company believes that cash flow from operations, the proceeds of certificates of deposit, the availability under the warehouse financing facility and other borrowings, and the net proceeds from securitizations will be sufficient to fund operating needs, commitments and capital expenditures.

  The Company is required to maintain one year of interest on the notes due in 2004 in liquid assets. In addition, the Banks are required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. The Company and the Banks have complied with these requirements.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Quarterly Report on Form 10-Q which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include but are not limited to, the real estate market, the cease and desist orders, the availability of loan portfolios at acceptable prices, the availability of financing for loan portfolio acquisitions, interest rates and expansion outside the U.S. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved. In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not applicable.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  The Company is not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

  There have been no changes in the Company's securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

  The Company is not in material default with respect to any indebtedness exceeding 5% of the total assets of the Company and its consolidated subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION.

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

    Exhibit 11--Statement re Computation of Per Share Earnings

    Exhibit 27--Financial Data Schedule

  (b) Reports on Form 8-K.

  A report on Form 8-K was filed on April 14, 1997, as amended with respect to a change in accountants.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WILSHIRE FINANCIAL SERVICES GROUP
                                          INC.

Date: May 15, 1997
                                          By: /s/ Lawrence A. Mendelsohn
                                              ---------------------------------
                                              LAWRENCE A. MENDELSOHN
                                              PRESIDENT

                                          By: /s/ Chris Tassos
                                              ---------------------------------
                                              CHRIS TASSOS
                                              CHIEF FINANCIAL OFFICER