Form 10-Q/A
period 1997-03-31
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 1997-07-16
CIK 1024321

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               FORM 10-Q/A

                            AMENDMENT NO. 1 TO

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

  This report on Form 10-Q/A constitutes Amendment No. 1 to the Registrant's Form 10-Q for the quarter ended March 31, 1997. This report is intended to amend certain information contained in Part I, Items 1 and 2, and Part II, Item
6. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Accounting Matters" for a discussion of the basis for such amendments.

                                     INDEX

PART I. FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------
 Item 1. Financial Statements.
         Consolidated Statements of Financial Condition..............      3
         Consolidated Statements of Operations.......................      4
         Consolidated Statements of Cash Flows.......................      5
         Consolidated Statements of Stockholders' Equity.............      7
         Notes to Interim Financial Statements.......................      8
 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................     10
 Item 3. Quantitative and Qualitative Disclosures About Market Risk..     14

PART II. OTHER INFORMATION
 Item 1. Legal Proceedings...........................................     15
 Item 2. Changes in Securities.......................................     15
 Item 3. Defaults Upon Senior Securities.............................     15
 Item 4. Submission of Matters to a Vote of Security-Holders.........     15
 Item 5. Other Information...........................................     15
 Item 6. Exhibits and Reports on Form 8-K............................     15

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                        MARCH 31,   DECEMBER 31,
                                                          1997          1996
                                                       -----------  ------------
                                                           (AS
                                                        RESTATED)
                                                       (UNAUDITED)
                                                        (DOLLARS IN THOUSANDS)
ASSETS
  Cash and cash equivalents........................... $   58,774     $152,298
  Mortgage backed securities available for sale, at
   fair value.........................................    124,191       31,270
  Mortgage backed securities held to maturity, at am-
   ortized cost.......................................     20,975       21,724
  Securities held to maturity, at amortized cost......      7,433        7,429
  Trading account securities..........................     17,758       24,541
  Loans, net..........................................    204,975      176,026
  Discounted loans, net...............................    353,275      206,740
  Loans held for sale, net, at lower cost or market...    192,794       28,826
  Stock in Federal Home Loan Bank of San Francisco, at
   cost...............................................      3,005        2,958
  Real estate owned, net..............................     86,078       78,200
  Leasehold improvements and equipment, net...........        748          317
  Due from affiliate, net.............................        --         5,051
  Accrued interest receivable.........................      8,568        3,517
  Prepaid expenses and other assets...................     10,804       10,769
  Deferred tax asset, net.............................      5,663        4,183
                                                       ----------     --------
      TOTAL........................................... $1,095,041     $753,849
                                                       ==========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits............................................ $  462,989     $501,614
  Short-term borrowings...............................    430,173       97,624
  Notes payable.......................................     84,245       75,000
  Accounts payable and other liabilities..............     28,366       17,872
  Deferred credits....................................        621          717
  Due to affiliate, net...............................     27,488          --
                                                       ----------     --------
    Total liabilities.................................  1,033,882      692,827
                                                       ----------     --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock.....................................        --           --
  Common stock........................................     55,897       55,897
  Retained earnings...................................      5,285        5,222
  Unrealized loss on available-for-sale securities,
   net................................................        (23)         (97)
                                                       ----------     --------
    Total stockholders' equity........................     61,159       61,022
                                                       ----------     --------
      TOTAL........................................... $1,095,041     $753,849
                                                       ==========     ========

                   See notes to interim financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    QUARTER ENDED QUARTER ENDED
                                                      MARCH 31,     MARCH 31,
                                                        1997          1996
                                                    ------------- -------------
                                                    (AS RESTATED)
                                                       (DOLLARS IN THOUSANDS)
INTEREST INCOME:
  Loans............................................   $  16,261     $   8,909
  Mortgage-backed securities.......................         416           322
  Securities and federal funds sold................         940           313
                                                      ---------     ---------
    Total interest income..........................      17,617         9,544
INTEREST EXPENSE:
  Deposits.........................................       7,007         4,897
  Borrowings.......................................       6,967            77
                                                      ---------     ---------
    Total interest expense.........................      13,974         4,974
                                                      ---------     ---------
NET INTEREST INCOME................................       3,643         4,570
PROVISION FOR ESTIMATED LOSSES ON LOANS............      (1,869)        5,385
                                                      ---------     ---------
  NET INTEREST INCOME (LOSS) AFTER PROVISION FOR
   ESTIMATED LOSSES ON LOANS.......................       5,512          (815)
OTHER INCOME (LOSS):
  Bankcard income..................................       1,643         1,584
  Bankcard processing expense......................      (1,178)       (1,265)
  Gain on sale of loans............................         --          1,983
  Loan fees and charges............................         232           199
  Trading account-unrealized gain..................          14         1,601
  Real estate owned, net...........................       1,182           (40)
  Servicing revenue................................         161           --
  Other, net.......................................         447           127
                                                      ---------     ---------
    Total other income.............................       2,501         4,189
                                                      ---------     ---------
OTHER EXPENSES:
  Compensation and employee benefits...............       3,041           786
  FDIC insurance premiums..........................         230           166
  Occupancy........................................         161            71
  Professional services............................         313           254
  Data processing and equipment rentals............          63            55
  Loan service fees and expenses paid to affiliate.       2,946         1,191
  Other general and administrative expenses........       1,154           328
                                                      ---------     ---------
    Total other expenses...........................       7,908         2,851
                                                      ---------     ---------
INCOME BEFORE INCOME TAX PROVISION.................         105           523
INCOME TAX PROVISION (BENEFIT).....................          42          (474)
                                                      ---------     ---------
NET INCOME.........................................   $      63     $     997
                                                      =========     =========
EARNINGS PER SHARE:
  Basic............................................   $    0.01     $    0.34
  Diluted..........................................   $    0.01     $    0.34
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic............................................   7,570,000     2,954,429
  Diluted..........................................   7,915,294     2,954,429

                   See notes to interim financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    QUARTER ENDED QUARTER ENDED
                                                      MARCH 31,     MARCH 31,
                                                        1997          1996
                                                    ------------- -------------
                                                    (AS RESTATED)
                                                       (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................   $      63     $     997
  Reconciliation of net income to net cash (used
   in) provided by
   operating activities:
    Provision for estimated loan losses............      (1,869)        5,385
    Depreciation and amortization..................         111            32
    Gain on sale of real estate owned..............      (1,273)          (13)
    Purchase of loans held for sale................    (187,487)          --
    Gain on sale of loans..........................         --         (1,983)
    Amortization of discounts and deferred fees....      (7,089)       (1,453)
    Amortization of deferred credits...............         (96)         (115)
    FHLB stock dividend............................         (47)          (18)
  Change in:
    Trading account securities.....................       6,783        (7,063)
    Accrued interest receivable....................      (5,051)         (720)
    Prepaid expenses and other assets..............          35         1,339
    Due from affiliate, net........................       5,051       (19,371)
    Due to affiliate, net..........................      27,488           --
    Deferred tax asset, net........................      (1,480)         (928)
    Accounts payable and other liabilities.........      10,001         1,051
    Minority interest..............................         --            300
                                                      ---------     ---------
      Net cash used in operating activities........    (154,860)      (22,560)
                                                      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of loans................................    (184,397)     (138,201)
  Loan repayments, net of originations.............      22,419         4,572
  Proceeds from sale of loans......................         --         23,568
  Purchase of mortgage-backed securities available
   for sale........................................     (93,715)          --
  Repayments of mortgage-backed securities
   available for sale..............................         240           413
  Proceeds from maturity of investment securities
   held to maturity................................         --          5,000
  Purchase of mortgage-backed securities held to
   maturity........................................         --         (9,400)
  Repayments of mortgage-backed securities held to
   maturity........................................         715           356
  Change in unrealized (gain) loss on mortgage-
   backed securities
   available for sale..............................         (57)          (27)
  Purchase of securities and FHLB stock............         --         (1,403)
  Proceeds from sale of real estate owned..........      13,007         4,343
  Purchases of leasehold improvements and
   equipment.......................................         (45)          (68)
                                                      ---------     ---------
      Net cash used in investing activities            (241,833)     (110,847)
                                                      ---------     ---------

                   See notes to interim financial statements.

                                  (Continued)

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                     QUARTER ENDED QUARTER ENDED
                                                       MARCH 31,     MARCH 31,
                                                         1997          1996
                                                     ------------- -------------
                                                     (AS RESTATED)
                                                        (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits..............     (38,625)       61,974
  Issuance of common stock.........................         --          9,750
  Proceeds from short-term borrowings..............     360,146       110,850
  Repayments of short-term borrowings..............     (27,597)      (26,850)
  Proceeds from notes payable......................       9,245           --
                                                       --------      --------
      Net cash provided by financing activities....     303,169       155,724
                                                       --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.......................................     (93,524)       22,317
CASH AND CASH EQUIVALENTS:
  Beginning of quarter.............................     152,298         4,482
                                                       --------      --------
  End of quarter...................................    $ 58,774      $ 26,799
                                                       ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--
 Cash paid during the quarter for:
  Interest.........................................    $ 10,696      $  4,886
  Income taxes.....................................       3,500           --
NONCASH INVESTING ACTIVITIES:
  Additions to real estate owned acquired in
   settlement of loans.............................      19,612         2,612
  Equipment acquired through capital lease.........         493
  Transfer of securities from available for sale to
   trading.........................................         --            636
NONCASH FINANCING ACTIVITIES:
  Exchange of subordinated debt for common stock...         --         11,000

                   See notes to interim financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            UNREALIZED
                                                                            GAIN (LOSS)
                                                                                ON
                                                                 RETAINED   AVAILABLE-
                          PREFERRED STOCK      COMMON STOCK      EARNINGS    FOR-SALE
                         ------------------  ----------------- (ACCUMULATED SECURITIES
                           SHARES    AMOUNT   SHARES   AMOUNT    DEFICIT)   NET OF TAX   TOTAL
                         ----------  ------  --------- ------- ------------ ----------- -------
                                                (DOLLARS IN THOUSANDS)
BALANCE, January 1,
 1994...................        --   $  --     366,288 $ 3,050    $  915       $(159)   $ 3,806
 Net loss...............                                          (1,252)                (1,252)
 Unrealized loss on
  available-for-sale
  securities--net of
  tax...................                                                        (511)      (511)
 Issuance of stock......  1,000,000   1,000    934,575   3,750                            4,750
                         ----------  ------  --------- -------    ------       -----    -------
BALANCE, December 31,
 1994...................  1,000,000   1,000  1,300,863   6,800      (337)       (670)     6,793
 Net income.............                                             592                    592
 Unrealized gain on
  available-for-sale
  securities--net of
  tax...................                                                         654        654
 Exchange of preferred
  stock for
  subordinated debt..... (1,000,000) (1,000)                                             (1,000)
                         ----------  ------  --------- -------    ------       -----    -------
BALANCE, December 31,
 1995...................        --      --   1,300,863   6,800       255         (16)     7,039
 Net income.............                                           4,967                  4,967
 Unrealized loss on
  available-for-sale
  securities--net of
  tax...................                                                         (81)       (81)
 Exchange of
  subordinated debt for
  common stock..........                     1,606,618  11,000                           11,000
 Issuance of common
  stock.................                     4,662,519  38,097                           38,097
                         ----------  ------  --------- -------    ------       -----    -------
BALANCE, December 31,
 1996...................        --      --   7,570,000  55,897     5,222         (97)    61,022
 Net income (unaudited).                                              63                     63
 Unrealized gain on
  available-for-sale
  securities--net of tax
  (unaudited)...........                                                          74         74
                         ----------  ------  --------- -------    ------       -----    -------
BALANCE, March 31, 1997
 (as restated)
 (unaudited)............        --   $  --   7,570,000 $55,897    $5,285       $ (23)   $61,159
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

2. ACCOUNTING MATTERS

  The Company is amending its results for the quarter ended March 31, 1997. This restatement is due to the reversal of servicing fee revenue of $5.6 million and deferral of its recognition over the life of the related loan portfolios. The recognition of the revenue in the previously filed Form 10-Q was based upon a contractual arrangement with an unrelated third party, cash received in connection with that arrangement and professional accounting advice received by the Company. The transaction was recently reviewed by the Company's independent accountants, Arthur Andersen LLP, who recommended that the servicing fee revenue received be deferred and amortized over the life of the related loan portfolios. This classification change defers revenue recognition but does not impact the economics of the transaction.

3. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

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

4. EARNINGS PER SHARE

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

ACCOUNTING MATTERS

  On July 16, 1997, the Company restated its previously released consolidated financial statements for the quarter ended March 31, 1997 to reflect the reversal of servicing fee revenue of approximately $5.6 million and to defer its recognition over the life of the related loan portfolios (expected to be approximately 18 months). The Company originally recognized this servicing fee revenue based on (i) such servicing fee being payable pursuant to a contractual arrangement with an unrelated third party, (ii) the receipt of approximately $5.6 million as a servicing fee pursuant to such contractual arrangement during the quarter ended March 31, 1997 and (iii) professional accounting advice received by the Company.

  On further review of this contractual arrangement, Arthur Andersen LLP, the Company's independent accountants, recommended that the revenue received be deferred and amortized over the life of the related portfolios. Under this contractual arrangement, an unrelated third party was obligated to pay to Wilshire Credit Corporation, an affiliate of the Company, a servicing fee equal to a specified percentage of the cash flow on the related portfolios. In the fourth quarter of 1996, the right to receive this servicing fee was assigned by Wilshire Credit Corporation to the Company. During the quarter ended March 31, 1997, the Company purchased the unrelated third party's interest in the related portfolios, which resulted in the unaffiliated third party becoming obligated under the contractual arrangement to pay a specified percentage of the cash received in such purchase as a servicing fee. The Company, based on the advice of Arthur Andersen LLP, further considered the accounting on the transaction and reduced the Company's cost basis in the related portfolios and should recognize such amount over the life of the related portfolios.

  This restatement defers revenue recognition but does not impact the economics of the transaction or affect the receipt of the amount. As a result of the reversal of servicing fee revenue and the reduction of the Company's cost basis in the related portfolios, such amount will be recognized over the life of the related portfolios (which is currently expected to be approximately 18 months) in the form of increased interest income. Accordingly, interest income for the quarter ended March 31, 1997 has been restated to reflect an increase in interest income in the first quarter resulting from this lower cost basis. Similarly, the amount of loans and securities carried on the Company's consolidated financial statements has been reduced to reflect the Company's lower cost basis in the related portfolios. The reversal of this amount did not reduce the amount of cash held by the Company as shown on its Consolidated Statements of Cash Flows.

RESULTS OF OPERATIONS MARCH 31, 1997 COMPARED TO MARCH 31, 1996

NET INTEREST INCOME

  The Company's net interest income was approximately $3.6 million for the quarter ended March 31, 1997 compared to approximately $4.6 million for the quarter ended March 31, 1996, a decrease of 20.3%. The reduction in net interest margin and net interest spread in the quarter ended March 31, 1997 primarily reflects the increased interest cost of short-term debt incurred in the last quarter of 1996 and the first quarter of 1997 to fund the purchase of approximately $141.3 million of pools of Discounted Loans, which was not offset by a corresponding increase in interest income since relatively little cash from Discounted Loans is generally received during the first two quarters following an acquisition of a pool of Discounted Loans and the Company only recognizes interest and discount on Discounted Loans when collected in cash. The components of the Company's net interest income for these fiscal years are discussed below.

  Interest Income. The Company's interest income was approximately $17.6 million for quarter ended March 31, 1997, compared to approximately $9.5 million for the quarter ended March 31, 1996, an increase of 84.6%. The increase in the Company's interest income was due primarily to an increase in interest on loans, from $8.9 million for the quarter ended March 31, 1996 to $16.3 million for the quarter ended March 31, 1997, reflecting an increase in the balance of the Company's loans from $396.0 million to $751.0 million at March 31, 1996 and 1997, respectively.

  Interest Expense. The Company's interest expense was approximately $14.0 million for the quarter ended March 31, 1997, compared with approximately $5.0 million for the quarter ended March 31, 1996, an increase of 180.9%. The increase in interest expense resulted from an increase in interest-bearing liabilities from March 31, 1996 to March 31, 1997 of $515.4 million, including the issuance in the fourth quarter of 1996 and early 1997 of $84.2 million of its 13% notes due in 2004, and an increase in the cost of funds from 6.04% at March 31, 1996 to 7.17% at March 31, 1997.

PROVISION FOR ESTIMATED LOSSES ON LOANS

  Provision for estimated losses on loans for the first quarter of 1997 was a net recovery of $1.9 million from the reversal of $2.5 million of excess reserves on loans previously sold, which was partially offset by an additional provision of approximately $0.6 million. This compares with a provision for estimated losses on loans of $5.4 million in the first quarter of 1996 from reserves established primarily for the sub-prime auto loans and inherited loans.

OTHER INCOME

  The Company's other income was approximately $2.5 million for the quarter ended March 31, 1997 compared with approximately $4.2 million for the quarter ended March 31, 1996, a decrease of 40.3%. The components of the Company's non-interest income are reflected in the following table:

                                                      MARCH 31,
                                               ---------------------------  ---
                                                    1997         1996
                                               --------------- -----------
                                               (AS RESTATED)
                                               (DOLLARS IN THOUSANDS)       ---
      Other income:                                                         ---
        Bankcard income.......................    $     1,643  $     1,584
        Bankcard processing expense...........         (1,178)      (1,265)
        Gain on sale of loans.................            --         1,983
        Loan fees and charges.................            232          199
        Trading account-unrealized gain.......             14        1,601
        Real estate owned, net................          1,182          (40)
        Servicing revenue.....................            161          --
        Other, net............................            447          127
                                                  -----------  -----------
          Total other income..................    $     2,501  $     4,189
                                                  ===========  ===========  ===

  The decrease was primarily attributed to a decrease of $2.0 million in gains on sales of loans and a decrease of $1.6 million from unrealized gains on trading securities, which was partially offset by an increase in income from real estate owned, net, resulting from the ongoing disposition of assets from a $72.3 million pool of properties acquired in the fourth quarter of 1996.

OTHER EXPENSE

  The Company's other expenses totaled approximately $7.9 million for the quarter ended March 31, 1997 compared with approximately $2.9 million for quarter ended March 31, 1996, an increase of 177.4%.

  Compensation and Employee Benefits. The largest component of other expenses was compensation and employee benefits which increased approximately 286.9% from approximately $0.8 million for the quarter ended March 31, 1996 to approximately $3.0 million for the quarter ended March 31, 1997. The increase was primarily due to an increase in the average number of full-time equivalent employees from 48 for the quarter ended March 31, 1996 to 138 for the quarter ended March 31, 1997, reflecting the expansion of business activities, particularly loan acquisition activities and the growth of activities at the non-bank subsidiaries.

  Loan Service Fees and Expenses Paid to Affiliate. Loan service fees and expenses are paid to WCC and include (a) servicing fees and (b) collection-related expenses incurred directly by WCC and reimbursed by the Company. Loan service fees and expenses paid to affiliate were approximately $2.9 million for the quarter ended March 31, 1997 compared to approximately $1.2 million for the quarter ended March 31, 1996, an increase of approximately 147.4%. The increase in loan servicing fees and expenses paid to affiliate was primarily the result of the increase in the unpaid principal balance of loans being serviced by WCC on behalf of the Company to approximately $1.1 billion at March 31, 1997 from approximately $437.8 million at March 31, 1996.

  Other general and administrative expenses increased from approximately $0.3 million for the quarter ended March 31, 1996 to approximately $1.2 million for the quarter ended March 31, 1997 due primarily to the expansion of business activities at the non-bank subsidiaries, particularly loan acquisition activities such as due diligence.

INCOME TAX PROVISION (BENEFIT)

  Income tax provision amounted to an expense of approximately $0.04 million during the quarter ended March 31, 1997 compared with a benefit of approximately $0.5 million during the quarter ended March 31, 1996. The change was primarily due to the utilization of net operating loss deductions in 1996 and a normalized tax provision in 1997.

CHANGES IN FINANCIAL CONDITION

  Mortgage-Backed and Other Securities. The Company's mortgage-backed and other securities increased approximately $85.4 million during the quarter ended March 31, 1997, primarily as a result of purchasing certain subordinated securities.

  Loans Receivable, Net. The Company's total loan portfolio, net of discounts and allowances, increased by approximately $339.5 million during the quarter ended March 31, 1997 primarily as a result of the Company's business strategy of aggressively acquiring loan portfolios of discounted loans and other mortgage loans, which totaled $371.9 million for the quarter ended March 31, 1997.

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

  As of March 31, 1997, the Company's sources of borrowing included (i) Master Repurchase Agreements with Bear Stearns Mortgage Capital Corporation as to which the parties have orally agreed that approximately $210 million in aggregate would be available for the purchase of loans, (ii) a $100 million warehouse lending agreement with Prudential Securities Credit Corporation, and
(iii) certain repurchase arrangements including $250 million under a repurchase agreement with CS First Boston Mortgage Capital Corporation. Sources of borrowings also include FHLB advances, which are required to be secured by single-family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. As of March 31, 1997, the Banks had no FHLB advances outstanding, and were eligible to borrow up to an aggregate of $13.3 million from the FHLB of San Francisco and had $1.9 million of single-family residential loans, approximately $16.4 million of multi-family residential loans and $2.6 million of commercial loans which were available as security for such advances. At the same date, the Banks had a contractual relationship with the FHLB of San Francisco pursuant to which it could obtain funds from reverse repurchase agreements and had $5.5 million of unencumbered investment securities and mortgage-backed and related securities which could be used to secure such borrowings.

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

                                          WILSHIRE FINANCIAL SERVICES GROUP
                                          INC.

Date: July 15, 1997                       By: /s/ Lawrence A. Mendelsohn
                                              ---------------------------------
                                              LAWRENCE A. MENDELSOHN
                                              PRESIDENT

                                          By: /s/ Chris Tassos
                                              ---------------------------------
                                              CHRIS TASSOS
                                              CHIEF FINANCIAL OFFICER