Form 10-Q
period 1997-06-30
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 1997-08-14
CIK 1024321

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1997

                                      or

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

              CLASS                              OUTSTANDING AT JULY 31, 1997
Common Stock, par value $.01 per share                7,570,000 Shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                     INDEX

PART I. FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------
 Item 1. Financial Statements.
         Consolidated Statements of Financial Condition..............      3
         Consolidated Statements of Operations.......................      4
         Consolidated Statements of Cash Flows.......................      5
         Consolidated Statements of Stockholders' Equity.............      7
         Notes to Interim Financial Statements.......................      8
 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................      9
 Item 3. Quantitative and Qualitative Disclosures About Market Risk..     13

PART II. OTHER INFORMATION
 Item 1. Legal Proceedings...........................................     14
 Item 2. Changes in Securities.......................................     14
 Item 3. Defaults Upon Senior Securities.............................     14
 Item 4. Submission of Matters to a Vote of Security-Holders.........     14
 Item 5. Other Information...........................................     14
 Item 6. Exhibits and Reports on Form 8-K............................     14

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                        JUNE 30,   DECEMBER 31,
                                                          1997         1996
                                                       ----------- ------------
                                                       (UNAUDITED)
                                                        (DOLLARS IN THOUSANDS)
ASSETS
  Cash and cash equivalents........................... $   39,712    $152,298
  Mortgage backed securities available for sale, at
   fair value.........................................    144,253      31,270
  Mortgage backed securities held to maturity, at am-
   ortized cost.......................................     20,190      21,724
  Securities held to maturity, at amortized cost......      7,437       7,429
  Trading account securities..........................     17,778      24,541
  Loans, net..........................................    196,472     176,026
  Discounted loans, net...............................    395,829     206,740
  Loans held for sale, net, at lower cost or market...    195,686      28,826
  Stock in Federal Home Loan Bank of San Francisco, at
   cost...............................................      4,881       2,958
  Real estate owned, net..............................    135,984      78,200
  Leasehold improvements and equipment, net...........      1,130         317
  Due from affiliate, net.............................      7,502       5,051
  Accrued interest receivable.........................      7,247       3,517
  Prepaid expenses and other assets...................     18,561      10,769
  Deferred tax asset, net.............................      3,430       4,183
                                                       ----------    --------
      TOTAL........................................... $1,196,092    $753,849
                                                       ==========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits............................................ $  445,333    $501,614
  Short-term borrowings...............................    583,468      97,624
  Notes payable.......................................     84,245      75,000
  Accounts payable and other liabilities..............     13,614      17,872
  Deferred credits....................................        505         717
                                                       ----------    --------
    Total liabilities.................................  1,127,165     692,827
                                                       ----------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock.....................................        --          --
  Common stock........................................     55,897      55,897
  Retained earnings...................................     10,396       5,222
  Unrealized gain (loss) on available-for-sale securi-
   ties, net..........................................      2,634         (97)
                                                       ----------    --------
    Total stockholders' equity........................     68,927      61,022
                                                       ----------    --------
      TOTAL........................................... $1,196,092    $753,849
                                                       ==========    ========

                   See notes to interim financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                       QUARTER ENDED       SIX MONTHS ENDED
                                         JUNE 30,              JUNE 30,
                                    --------------------  --------------------
                                      1997       1996       1997       1996
                                    ---------  ---------  ---------  ---------
                                            (DOLLARS IN THOUSANDS)
INTEREST INCOME:
  Loans............................ $  20,655  $  11,527  $  34,574  $  20,436
  Mortgage-backed securities.......     4,275        576      7,034        898
  Securities and federal funds
   sold............................     1,244        304      2,184        617
                                    ---------  ---------  ---------  ---------
    Total interest income..........    26,174     12,407     43,792     21,951
                                    ---------  ---------  ---------  ---------
INTEREST EXPENSE:
  Deposits.........................     6,647      5,736     13,654     10,633
  Borrowings.......................    14,070      1,310     21,037      1,387
                                    ---------  ---------  ---------  ---------
    Total interest expense.........    20,717      7,046     34,691     12,020
                                    ---------  ---------  ---------  ---------
NET INTEREST INCOME................     5,457      5,361      9,101      9,931
PROVISION FOR ESTIMATED LOSSES ON
 LOANS.............................       445      5,483     (1,424)    10,868
                                    ---------  ---------  ---------  ---------
  NET INTEREST INCOME (LOSS) AFTER
   PROVISION FOR ESTIMATED LOSSES
   ON LOANS........................     5,012       (122)    10,525       (937)
                                    ---------  ---------  ---------  ---------
OTHER INCOME (LOSS):
  Bankcard income..................     1,747      1,691      3,391      3,275
  Bankcard processing expense......    (1,152)    (1,351)    (2,330)    (2,616)
  Gain on sale of loans............    11,216        --      11,216      1,983
  Loan fees and charges............       219        433        451        632
  Trading account-unrealized gain..       --         --          14      1,601
  Real estate owned, net...........     1,557        (75)     2,739       (115)
  Servicing revenue................     1,784        --       1,944        --
  Other, net.......................       215        119        661        246
                                    ---------  ---------  ---------  ---------
    Total other income.............    15,586        817     18,086      5,006
                                    ---------  ---------  ---------  ---------
OTHER EXPENSES:
  Compensation and employee
   benefits........................     3,609        752      6,651      1,538
  FDIC insurance premiums..........       293        221        523        387
  Occupancy........................       254         71        415        142
  Professional services............       649         43        962        297
  Data processing and equipment
   rentals.........................        90         69        153        124
  Loan service fees and expenses
   paid to affiliate...............     5,049        931      7,995      2,122
  Other general and administrative
   expenses........................     1,841        438      2,994        766
                                    ---------  ---------  ---------  ---------
    Total other expenses...........    11,785      2,525     19,693      5,376
                                    ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAX
 PROVISION.........................     8,813     (1,830)     8,918     (1,307)
INCOME TAX PROVISION (BENEFIT).....     3,701       (805)     3,744     (1,279)
                                    ---------  ---------  ---------  ---------
NET INCOME (LOSS).................. $   5,112  $  (1,025) $   5,174  $     (28)
                                    =========  =========  =========  =========
EARNINGS (LOSS) PER SHARE:
  Primary.......................... $    0.68  $   (0.23) $    0.68  $   (0.01)
  Fully diluted.................... $    0.66  $     --   $    0.66  $     --
WEIGHTED AVERAGE SHARES
 OUTSTANDING:
  Primary.......................... 7,570,000  4,370,081  7,570,000  3,623,132
  Fully diluted.................... 7,775,729        --   7,852,328        --

                   See notes to interim financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                         QUARTER ENDED       SIX MONTHS ENDED
                                            JUNE 30,             JUNE 30,
                                       -------------------  --------------------
                                         1997       1996      1997       1996
                                       ---------  --------  ---------  ---------
                                               (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................  $   5,112  $ (1,025) $   5,174  $     (28)
  Reconciliation of net income to net
   cash (used in) provided by
   operating activities:
    Provision for estimated loan
     losses..........................        445     5,483     (1,424)    10,868
    Depreciation and amortization....         92        46        203         78
    Gain on sale of real estate
     owned...........................     (1,838)      (30)    (3,111)       (43)
    Purchase of loans held for sale..   (162,032)      --    (349,519)       --
    Proceeds from sale of loans held
     for sale........................    191,351       --     191,351        --
    Gain on sale of loans............    (11,216)      --     (11,216)    (1,983)
    Amortization of discounts and
     deferred fees...................     (3,628)     (764)   (10,703)    (2,244)
    Amortization of deferred credits.       (116)     (115)      (212)      (230)
    FHLB stock dividend..............        (44)      (26)       (91)       (44)
  Change in:
    Trading account securities.......        (20)      (29)     6,763     (7,092)
    Accrued interest receivable......      1,321      (784)    (3,730)    (1,504)
    Prepaid expenses and other
     assets..........................     (7,757)     (864)    (7,792)       475
    Due from affiliate, net..........     (7,502)   16,555     (2,451)    (2,816)
    Due to affiliate, net............    (27,488)      --         --         --
    Deferred tax asset, net..........        326       145     (1,154)      (783)
    Accounts payable and other
     liabilities.....................    (14,751)   (1,989)    (4,750)      (938)
    Minority interest................        --       (900)       --        (600)
                                       ---------  --------  ---------  ---------
      Net cash provided by (used in)
       operating activities..........    (37,745)   15,703   (192,662)    (6,884)
                                       ---------  --------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of loans..................   (129,508)  (84,072)  (313,905)  (222,273)
  Loan repayments, net of
   originations......................     14,202    16,271     36,621     20,843
  Proceeds from sale of loans........        --        --         --      23,568
  Purchase of mortgage-backed
   securities available for sale.....    (13,939)      --    (107,654)       --
  Repayments of mortgage-backed
   securities available for sale.....        190     1,301        430      1,714
  Proceeds from maturity of
   investment securities held to
   maturity..........................        --        --         --       5,000
  Purchase of mortgage-backed
   securities held to maturity.......        --     (1,846)       --     (11,246)
  Repayments of mortgage-backed
   securities held to maturity.......        769       477      1,484        833
  Purchase of securities and FHLB
   stock.............................     (1,833)   (5,918)    (1,833)    (7,321)
  Proceeds from sale of real estate
   owned.............................     13,563       941     26,570      5,284
  Purchases of leasehold improvements
   and equipment.....................       (400)      (49)      (445)      (117)
                                       ---------  --------  ---------  ---------
      Net cash used in investing
       activities                       (116,956)  (72,895)  (358,732)  (183,715)
                                       ---------  --------  ---------  ---------

                   See notes to interim financial statements.

                                  (Continued)

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                        QUARTER ENDED       SIX MONTHS ENDED
                                          JUNE 30,              JUNE 30,
                                     --------------------  --------------------
                                       1997       1996       1997       1996
                                     ---------  ---------  ---------  ---------
                                              (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Net increase (decrease) in
   deposits........................    (17,656)    67,564    (56,281)   129,538
  Issuance of common stock.........        --       8,000        --      17,750
  Proceeds from short-term
   borrowings......................    338,903     84,295    699,049    195,145
  Repayments of short-term
   borrowings......................   (185,608)  (115,005)  (213,205)  (141,855)
  Proceeds from notes payable......        --         --       9,245        --
                                     ---------  ---------  ---------  ---------
      Net cash provided by
       financing activities........    135,639     44,854    438,808    200,578
                                     ---------  ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS..................    (19,062)   (12,338)  (112,586)     9,979
CASH AND CASH EQUIVALENTS:
  Beginning of quarter.............     58,774     26,799    152,298      4,482
                                     ---------  ---------  ---------  ---------
  End of quarter...................  $  39,712  $  14,461  $  39,712  $  14,461
                                     =========  =========  =========  =========
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION--
 Cash paid during the quarter for:
  Interest.........................  $  16,855      5,730  $  27,551     10,616
  Income taxes.....................        650        --       4,150        --
NONCASH INVESTING ACTIVITIES:
  Additions to real estate owned
   acquired in settlement of loans.     61,631      1,192     81,243      3,804
  Equipment acquired through
   capital lease...................        --         --         493        --
  Transfer of securities from
   available for sale to trading...        --         --         --         636
NONCASH FINANCING ACTIVITIES:
  Exchange of subordinated debt for
   common stock....................        --         --         --      11,000

                   See notes to interim financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            UNREALIZED
                                                                            GAIN (LOSS)
                                                                                ON
                                                                 RETAINED   AVAILABLE-
                          PREFERRED STOCK      COMMON STOCK      EARNINGS    FOR-SALE
                         ------------------  ----------------- (ACCUMULATED SECURITIES
                           SHARES    AMOUNT   SHARES   AMOUNT    DEFICIT)   NET OF TAX   TOTAL
                         ----------  ------  --------- ------- ------------ ----------- -------
                                                (DOLLARS IN THOUSANDS)
BALANCE, January 1,
 1994...................        --   $  --     366,288 $ 3,050   $   915      $ (159)   $ 3,806
 Net loss...............                                          (1,252)                (1,252)
 Unrealized loss on
  available-for-sale
  securities--net of
  tax...................                                                        (511)      (511)
 Issuance of stock......  1,000,000   1,000    934,575   3,750                            4,750
                         ----------  ------  --------- -------   -------      ------    -------
BALANCE, December 31,
 1994...................  1,000,000   1,000  1,300,863   6,800      (337)       (670)     6,793
 Net income.............                                             592                    592
 Unrealized gain on
  available-for-sale
  securities--net of
  tax...................                                                         654        654
 Exchange of preferred
  stock for
  subordinated debt..... (1,000,000) (1,000)                                             (1,000)
                         ----------  ------  --------- -------   -------      ------    -------
BALANCE, December 31,
 1995...................        --      --   1,300,863   6,800       255         (16)     7,039
 Net income.............                                           4,967                  4,967
 Unrealized loss on
  available-for-sale
  securities--net of
  tax...................                                                         (81)       (81)
 Exchange of
  subordinated debt for
  common stock..........                     1,606,618  11,000                           11,000
 Issuance of common
  stock.................                     4,662,519  38,097                           38,097
                         ----------  ------  --------- -------   -------      ------    -------
BALANCE, December 31,
 1996...................        --      --   7,570,000  55,897     5,222         (97)    61,022
 Net income (unaudited).                                           5,174                  5,174
 Unrealized gain on
  available-for-sale
  securities--net of tax
  (unaudited)...........                                                       2,731      2,731
                         ----------  ------  --------- -------   -------      ------    -------
BALANCE, June 30, 1997
 (unaudited)............        --   $  --   7,570,000 $55,897   $10,396      $2,634    $68,927
                         ==========  ======  ========= =======   =======      ======    =======

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

  In the opinion of management, all adjustments generally comprised of normal recurring accruals necessary for fair presentations of the interim financial statements have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

  Certain reclassifications of 1996 amounts were made in order to conform to the 1997 presentation, none of which affect previously reported net income.

2. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

  FINANCIAL INSTRUMENTS INVOLVING OFF-BALANCE SHEET RISK--In hedging the interest rate exposure of a fixed-rate or lagging-index asset, the Company may create a hedge which matches the principal amortization of such an asset against the maturity of the Company's liabilities generally by entering into short sales or forward sales of U.S. Treasury securities, Government Securities, interest rate futures contracts or interest rate swap agreements. This results in market gains or losses on hedging instruments, in response to interest rate increases or decreases, respectively, which approximate the amount of the corresponding market losses or gains, respectively, on loans being hedged. At June 30, 1997, the notional amounts of interest rate swaps were $229,285. The weighted average fixed and floating-rate interest payments were 6.06% and 0.29% over USD LIBOR, respectively. At June 30, 1997, the Company also had open short positions on 530 10-year U.S. Treasury Note and 260 5-year U.S. Treasury Note interest rate futures contracts.

  PURCHASE COMMITMENTS--At June 30, 1997, the Company had outstanding commitments to purchase loans at a cost of $0.5 million.

4. EARNINGS PER SHARE

  The Company will adopt SFAS No. 128, "Earnings per Share," effective December 15, 1997. Adoption of this accounting standard will not affect previously reported earnings per share data for fiscal years ending prior to January 1, 1997.

5. SIGNIFICANT TRANSACTIONS

  During the quarter ended June 30, 1997, the Company completed a sale of approximately $175 million of loans, resulting in a gain of approximately $11.2 million. At the sale date, the Company allocated $3.5 million and $1.8 million of original cost to retained servicing rights and other participation interests retained in the loans, respectively, and such amounts are included in other assets.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto.

  Wilshire Financial Services Group Inc. is a diversified financial services company. The Company conducts business in the U.S., U.S. Territories and Europe, specializing in loan portfolio acquisition and securitization, correspondent lending and servicing. It offers wholesale banking through two subsidiaries, First Bank of Beverly Hills, F.S.B. ("First Bank") and Girard Savings Bank, F.S.B. ("Girard," and collectively, the "Savings Banks").

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30, 1996

NET INTEREST INCOME

  The Company's net interest income was approximately $9.1 million for the six months ended June 30, 1997 compared to approximately $9.9 million for the six months ended June 30, 1996, a decrease of 8.4%. The reduction in net interest margin and net interest spread in the six months ended June 30, 1997 primarily reflects the increased interest cost of short-term debt incurred in the last quarter of 1996 and the first quarter of 1997 to fund the purchase of approximately $141.3 million of pools of Discounted Loans, which was not offset by a corresponding increase in interest income since relatively little cash from Discounted Loans is generally received during the first two quarters following an acquisition of a pool of Discounted Loans and the Company only recognizes interest and discount on Discounted Loans when collected in cash. The components of the Company's net interest income for these fiscal years are discussed below.

  Interest Income. The Company's interest income was approximately $43.8 million for the six months ended June 30, 1997, compared to approximately $22.0 million for the six months ended June 30, 1996, an increase of 99.5%. The increase in the Company's interest income was due primarily to an increase in interest on loans, from $20.4 million for the six months ended June 30, 1996 to $34.6 million for the six months ended June 30, 1997, reflecting an increase in the balance of the Company's loans from $459.3 million to $788.0 million at June 30, 1996 and 1997, respectively.

  Interest Expense. The Company's interest expense was approximately $34.7 million for the six months ended June 30, 1997, compared with approximately $12.0 million for the six months ended June 30, 1996, an increase of 188.6%. The increase in interest expense resulted from an increase in interest-bearing liabilities from June 30, 1996 to June 30, 1997 of $612.5 million, including the issuance in the fourth quarter of 1996 and early 1997 of $84.2 million of its 13% notes due in 2004, and an increase in the cost of funds from 5.76% at June 30, 1996 to 7.44% at June 30, 1997.

PROVISION FOR ESTIMATED LOSSES ON LOANS

  Provision for estimated losses on loans for the first six months of 1997 was a net recovery of $1.4 million from the reversal of $2.5 million of excess reserves on loans previously sold, which was partially offset by an additional provision of approximately $1.1 million. This compares with a provision for estimated losses on loans of $10.9 million for the first six months of 1996 from reserves established primarily for certain sub-prime auto loans and inherited loans from the acquisition of the Savings Banks.

OTHER INCOME

  The Company's other income was approximately $18.1 million for the six months ended June 30, 1997 compared with approximately $5.0 million for the six months ended June 30, 1996, an increase of 261.3%. The components of the Company's non-interest income are reflected in the following table:

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                   ------------------------  ---
                                                      1997         1996
                                                   -----------  -----------
                                                   (DOLLARS IN THOUSANDS)    ---
      Other income:                                                          ---
        Bankcard income........................... $     3,391  $     3,275
        Bankcard processing expense...............      (2,330)      (2,616)
        Gain on sale of loans.....................      11,216        1,983
        Loan fees and charges.....................         451          632
        Trading account-unrealized gain...........          14        1,601
        Real estate owned, net....................       2,739         (115)
        Servicing revenue.........................       1,944          --
        Other, net................................         661          246
                                                   -----------  -----------
          Total other income...................... $    18,086  $     5,006
                                                   ===========  ===========  ===

  The increase in other income is primarily attributable to the sale of loans, which resulted in a gain of approximately $11.2 million, an increase in income from real estate owned, net, resulting from the ongoing disposition of assets from a $72.3 million pool of properties acquired in the fourth quarter of 1996 and an increase in servicing fees collected from others. This increase was partially offset by a decrease of approximately $1.6 million from unrealized gains on trading securities.

  The gain on sale of loans is the result of the sale of approximately $175 million of loans as to which the Company retained the servicing rights and other participation interests in the portfolio. At the sale date, the Company allocated $3.5 million and $1.8 million of original cost to retained servicing rights and other participation interests retained in the loans, respectively, and such amounts are included in other assets.

OTHER EXPENSE

  The Company's other expenses totaled approximately $19.7 million for the six months ended June 30, 1997 compared with approximately $5.4 million for the six months ended June 30, 1996, an increase of 266.3%.

  Compensation and Employee Benefits. The largest component of other expenses was compensation and employee benefits which increased approximately 332.4% from approximately $1.5 million for the six months ended June 30, 1996 to approximately $6.7 million for the six months ended June 30, 1997. The increase was primarily due to an increase in the average number of full-time equivalent employees from 50 for the six months ended June 30, 1996 to 166 for the six months ended June 30, 1997, reflecting the expansion of business activities, particularly loan acquisition activities and the growth of activities at the non-bank subsidiaries.

  Loan Service Fees and Expenses Paid to Affiliate. Loan service fees and expenses are paid to WCC and include (a) servicing fees and (b) collection-related expenses incurred directly by WCC and reimbursed by the Company. Loan service fees and expenses paid to affiliate were approximately $8.0 million for the six months ended June 30, 1997 compared to approximately $2.1 million for the six months ended June 30, 1996, an increase of approximately 276.8%. The increase in loan servicing fees and expenses paid to affiliate was primarily the result of the increase in the unpaid principal balance of loans being serviced by WCC on behalf of the Company to approximately $1.3 billion at June 30, 1997 from approximately $408 million at June 30, 1996 and an increase in subservicing fees of approximately $1.4 million. Also, collection-related expenses increased from the six months ended June 30, 1996 to the comparable period in 1997 due to the substantial increase in Discounted

Loans, most of which were acquired at the end of 1996 and the first six months of 1997. Discounted Loan portfolios generally require higher expenditures during the first two quarters after acquisition.

  Other general and administrative expenses increased from approximately $0.8 million for the six months ended June 30, 1996 to approximately $3.0 million for the six months ended June 30, 1997 due primarily to the expansion of business activities at the non-bank subsidiaries, particularly loan acquisition activities such as due diligence.

INCOME TAX PROVISION (BENEFIT)

  Income tax provision amounted to an expense of approximately $3.7 million during the six months ended June 30, 1997 compared with a benefit of approximately $1.3 million during the six months ended June 30, 1996. The change was primarily due to the utilization of net operating loss deductions in 1996 and a normalized tax provision in 1997.

CHANGES IN FINANCIAL CONDITION

  Mortgage-Backed and Other Securities. The Company's mortgage-backed and other securities increased approximately $104.7 million during the six months ended June 30, 1997, primarily as a result of purchasing certain subordinated securities.

  Loans Receivable, Net. The Company's total loan portfolio, net of discounts and allowances, increased by approximately $376.4 million during the six months ended June 30, 1997, primarily as a result of the Company's business strategy of aggressively acquiring loan portfolios of discounted loans and other mortgage loans, which totaled $663.4 million for the six months ended June 30, 1997.

  Real Estate Owned, Net. Real estate owned, net consists of properties acquired by foreclosure or deed-in-lieu thereof on loans in the Company's total loan portfolio or purchased directly. Real estate owned increased by approximately $57.8 million during the six months ended June 30, 1997 primarily as a result of the foreclosure of certain discounted loans acquired in the fourth quarter of 1996 and the first six months of 1997. The Company actively manages its real estate owned.

  Due from Affiliate, net. Due from affiliate, net of $7.5 million at June 30, 1997 was primarily attributable to payments received in the normal course of servicing operations by WCC, which had not been remitted to the Company.

  Deposits. Deposits decreased by approximately $56.3 million or 11.2% during the six months ended June 30, 1997. Pursuant to the Cease and Desist Orders imposed upon First Bank and Girard, effective October 31, 1996, First Bank and Girard are prohibited from increasing their total assets, as measured at the end of each calendar quarter above $145 million and $408 million, respectively, unless such increase is an amount that represents the total net interest credited on deposit liabilities earned during that quarter plus any increase permitted by the Cease and Desist Orders in prior quarters. The Savings Banks have complied with these requirements.

  Notes Payable. In the fourth quarter of 1996 and early 1997, the Company issued $84.2 million of 13% notes due in 2004.

  Short-Term Borrowings. Short-term borrowings increased by approximately $485.8 million during the six months ended June 30, 1997, resulting from increased use of repurchase agreements and warehouse financing to fund the purchases of loans and securities, instead of deposits.

LIQUIDITY AND CAPITAL RESOURCES

  Sources of liquidity include wholesale and brokered certificates of deposit and certain credit facilities. As of June 30, 1997, the Savings Banks had approximately $437.0 million of certificates of deposit. As of June 30,

1997, scheduled maturities of certificates of deposit during the twelve months ending June 30, 1998 and thereafter amounted to approximately $415.4 million and approximately $21.6 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. However, management of the Savings Banks believe that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds.

  As of June 30, 1997, the Company's sources of borrowing included (i) Master Repurchase Agreements with Bear Stearns Mortgage Capital Corporation as to which the parties have orally agreed that approximately $210 million in aggregate would be available for the purchase of loans, (ii) a $100 million warehouse lending agreement with Prudential Securities Credit Corporation, and
(iii) certain repurchase arrangements including $350 million under a repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC. Sources of borrowings also include FHLB advances, which are required to be secured by single-family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. As of June 30, 1997, the Savings Banks had no FHLB advances outstanding, and were eligible to borrow up to an aggregate of $9.6 million from the FHLB of San Francisco and had approximately $12.8 million of multi-family residential loans and $2.6 million of commercial loans which were available as security for such advances. At the same date, the Savings Banks had a contractual relationship with the FHLB of San Francisco pursuant to which it could obtain funds from reverse repurchase agreements and had $5.5 million of unencumbered investment securities and mortgage-backed and related securities which could be used to secure such borrowings.

  The Company's uses of cash include the funding of loan purchases and origination, payment of interest expenses, repayment of loans, operating and administrative expenses, income taxes and capital expenditures. The Company draws on a number of sources to obtain such funds including certificates of deposit and repurchase arrangements with Wall Street investment banks. The Company's purchases of loans are expected to utilize secured borrowings and be highly leveraged. The actual dollar amount of secured borrowings incurred by the Company will vary depending on a number of factors, including the breakdown between performing and non-performing loans acquired by the Company, the amount of leverage lenders are willing to make available at the time a loan portfolio is acquired (which will be effected by market conditions), and management's determination as to the appropriate amount of leverage at the time a portfolio is acquired. With respect to loan portfolios of discounted loans and performing loans, the Company generally seeks to fund 90% and 95%, respectively, of the market value of such loan portfolios with borrowed money. Management expects to repay any secured indebtedness incurred in connection with loan acquisitions from the proceeds of the loan portfolios acquired. Capital expenditures were immaterial for the six months ended June 30, 1997. In addition to commitments to extend credit, the Company is party to various off-balance sheet financial instruments in the normal course of business to manage its interest rate risk.

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

  The Company is required to maintain one year of interest on the notes due in 2004 in liquid assets. In addition, the Savings Banks are required under applicable federal regulations to maintain specified levels of

"liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. The Company and the Savings Banks have complied with these requirements.

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

  None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WILSHIRE FINANCIAL SERVICES GROUP
                                          INC.

Date: August 14, 1997
                                          By: /s/ Lawrence A. Mendelsohn
                                              ---------------------------------
                                              LAWRENCE A. MENDELSOHN
                                              PRESIDENT

                                          By: /s/ Chris Tassos
                                              ---------------------------------
                                              CHRIS TASSOS
                                              CHIEF FINANCIAL OFFICER