Form 10-Q
period 1997-09-30
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 1997-11-19
CIK 1024321

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  (Mark one)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

                                       or

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

                                 (503) 223-5600
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                -----      -----



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 CLASS                         OUTSTANDING AT OCTOBER 31, 1997
  Common Stock, par value $.01 per share              7,570,000 Shares

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                     INDEX

PART I.   FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.   Financial Statements.

          Consolidated Statements of Financial Condition.............    3

          Consolidated Statements of Operations......................    4

          Consolidated Statements of Cash Flows......................    5

          Consolidated Statements of Stockholders' Equity............    8

          Notes to Interim Financial Statements......................    9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................   11

Item 3    Quantitative and Qualitative Disclosures About Market Risk.   18


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   19

Item 2.   Changes in Securities.......................................   19

Item 3.   Defaults Upon Senior Securities.............................   19

Item 4.   Submission of Matters to a Vote of Security-Holders.........   19

Item 5.   Other Information...........................................   19

Item 6.   Exhibits and Reports on Form 8-K............................   20

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                       1997           1996
ASSETS

                                                                     (DOLLARS IN THOUSANDS)

Cash and cash equivalents..........................................  $   77,993       $152,298
Mortgage-backed securities available for sale, at fair value.......     201,325         31,270
Mortgage-backed securities held to maturity, at amortized cost.....      19,367         21,724
Securities held to maturity, at amortized cost.....................       7,442          7,429
Trading account securities.........................................      28,163         24,541
Loans, net.........................................................     173,524        176,026
Discounted loans, net..............................................     350,460        206,740
Loans held for sale, net, at lower cost or market..................     267,035         28,826
Stock in Federal Home Loan Bank of San Francisco,
   at cost.........................................................       4,952          2,958
Real estate owned, net.............................................     146,464         78,200
Leasehold improvements and equipment, net..........................       1,702            317
Due from affiliate, net............................................      47,359          5,051
Accrued interest receivable........................................       6,382          3,517
Prepaid expenses and other assets..................................      37,501         10,769
Deferred tax asset, net............................................          92          4,183

TOTAL..............................................................  $1,369,761       $753,849

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits...........................................................  $  407,768       $501,614
Short-term borrowings..............................................     658,042         97,624
Notes payable......................................................     184,245         75,000
Accounts payable and other liabilities.............................      19,937         18,589

 Total liabilities.................................................   1,269,992        692,827

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock....................................................      27,500             --
Common stock.......................................................      55,897         55,897
Retained earnings..................................................      16,812          5,222
Unrealized loss on available-for-sale securities, net..............        (440)           (97)
 Total stockholders' equity........................................      99,769         61,022

TOTAL..............................................................  $1,369,761       $753,849

                   See notes to interim financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          QUARTER ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                       1997         1996           1997         1996
INTEREST INCOME:                                                     (Dollars in thousands)
 Loans............................................. $   23,659   $   11,250   $   59,950    $   31,686
 Mortgage-backed securities........................      5,450          382       12,484         1,280
 Securities and federal funds sold.................        838          554        3,022         1,171
     Total interest income.........................     29,947       12,186       75,456        34,137

INTEREST EXPENSE:
 Deposits..........................................      6,354        6,815       20,008        17,448
 Borrowings........................................     17,991          757       39,028         2,144
     Total interest expense........................     24,345        7,572       59,036        19,592
NET INTEREST INCOME................................      5,602        4,614       16,420        14,545
PROVISION FOR ESTIMATED LOSSES ON LOANS............      2,350        4,883          926        15,751
 NET INTEREST INCOME (LOSS) AFTER PROVISION FOR
   ESTIMATED LOSSES ON LOANS.......................      3,252         (269)      15,494        (1,206)
OTHER INCOME (LOSS):
 Bankcard income...................................      1,607        1,803        4,998         5,078
 Bankcard processing expense.......................     (1,089)      (1,249)      (3,419)       (3,865)
 Gain on sale of loans.............................     20,036           --       31,252         1,983
 Loan fees and charges.............................        211          585          662         1,217
 Trading account-unrealized gain...................      1,157           --        1,171         1,601
 Real estate owned, net............................      1,835         (116)       4,574          (231)
 Servicing revenue.................................      1,395           --        3,339            --
 Gain on sale of securities........................      3,053           --        3,053            --
 Other, net........................................        426          117        1,087           363
     Total other income............................     28,631        1,140       46,717         6,146

OTHER EXPENSES:
 Compensation and employee benefits................      4,623        1,417       11,274         2,955
 FDIC insurance premiums...........................        268        1,679          791         2,066
 Occupancy.........................................        312           76          727           218
 Professional services.............................      1,142          275        2,104           572
 Data processing and equipment rentals.............         97           65          250           189
 Loan service fees and expenses paid to affiliate..      9,711        1,400       19,423         3,522
 Other general and administrative expenses.........      3,425          386        6,419         1,152
     Total other expenses..........................     19,578        5,298       40,988        10,674
INCOME (LOSS) BEFORE INCOME TAX PROVISION..........     12,305       (4,427)      21,223        (5,734)
INCOME TAX PROVISION (BENEFIT).....................      5,237       (3,373)       8,981        (4,652)
NET INCOME (LOSS) ................................. $    7,068   $   (1,054)  $   12,242    $   (1,082)
EARNINGS (LOSS) PER SHARE:
 Primary...........................................      $0.80       $(0.19)       $1.47    $    (0.22)
 Fully Diluted.....................................      $0.78   $       --        $1.41    $       --

WEIGHTED AVERAGE SHARES OUTSTANDING:
 Primary...........................................  8,014,230    5,500,000    7,882,555     4,923,784
 Fully Diluted.....................................  8,239,094          ---    8,232,281           ---

                  See notes to interim financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     QUARTER ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                                    1997       1996          1997     1996
                                                                              (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                $  7,068   $(1,054)    $ 12,242     $(1,082)
Reconciliation of net income to net cash (used in) provided by operating activities:
     Provision for estimated loan losses......................       2,350     4,883          926      15,751
     Depreciation and amortization............................          99        38          302         116
     Gain on sale of real estate owned........................      (1,164)      207       (4,275)        164
     Purchase of loans held for sale..........................    (182,835)       ---    (556,231)        ---
     Proceeds from loans held for sale........................     184,214       ---      375,565         ---
     Gain on sale of loans....................................     (19,639)      ---      (30,855)     (1,983)
     Gain on sale of securities...............................      (3,053)      ---       (3,053)        ---
     Amortization of discounts and deferred fees..............     (16,092)      118      (26,795)     (2,126)
     Amortization of deferred credits.........................        (116)     (116)        (328)       (346)
     FHLB stock dividend......................................         (70)      (20)        (161)        (64)
 Change in:
   Trading account securities.................................     (10,385)      566       (3,622)     (6,526)
     Accrued interest receivable..............................         865       278       (2,865)     (1,226)
     Prepaid expenses and other assets........................     (18,940)   (2,638)     (26,732)     (2,163)
     Due from affiliate, net..................................     (13,009)   (1,027)     (15,460)     (3,843)
     Due to affiliate, net....................................         ---     1,527          ---       1,527
     Deferred tax asset, net..................................       5,245    (3,050)       4,091      (3,833)
     Accounts payable and other liabilities...................       6,098     4,165        1,348       3,227
     Minority interest........................................                   277                     (323)
     Other....................................................         ---        43          ---          43
      Net  cash used in operating activities..................     (59,364)    4,197     (275,903)     (2,687)

                  See notes to interim financial statements.

                                  (Continued)

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   QUARTER ENDED       NINE MONTHS ENDED
                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                  1997      1996      1997            1996
                                                                             (Dollars in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of loans..........................................   (26,903)  (5,295)  (316,931)           (227,632)
   Loan repayments, net of originations.......................    29,386   14,678     66,007              35,521
   Proceeds from sale of loans................................       ---    2,767        ---              26,335
   Proceeds from sale of mortgage-backed securities available
    for sale..................................................    12,148      ---     12,148                 ---
   Purchase of mortgage-backed securities available for sale..   (76,739)     ---   (184,393)                ---
   Repayments of mortgage-backed securities available for.....     3,733      157      4,163               1,871
    sale
   Proceeds from maturity of investment securities held to....                ---                          5,000
    maturity
   Purchase of mortgage-backed securities held to maturity....                ---                        (11,182)
   Repayments of mortgage-backed securities held to maturity..     1,552      987      3,036               1,820
   Change in unrealized (gain) loss on mortgage-backed
    securities available for sale
   Purchase of securities and FHLB stock......................       ---      (23)    (1,833)             (7,344)
   Proceeds from sale of real estate owned....................    18,271      479     44,841               5,763
   Purchases of leasehold improvements and equipment..........      (749)     (60)    (1,194)               (177)
     Net cash used in investing activities....................   (39,301)  13,690   (374,156)           (170,025)

                  See notes to interim financial statements.

                                  (Continued)

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       QUARTER ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                                      1997        1996        1997            1996
                                                                                  (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits............................    (37,565)     54,473     (93,845)            184,011
Issuance of common stock.........................................        ---         ---         ---              17,750
Proceeds from short-term borrowings..............................    373,961     112,964   1,073,009             308,109
Repayments of short-term borrowings..............................   (299,382)   (179,254)   (512,587)           (321,109)
Repayments of capital lease obligations..........................        (68)                    (68)
Proceeds from notes payable......................................    100,000         ---     109,245                 ---
  Net cash provided by financing activities......................    136,946     (11,817)    575,754             188,761

NET INCREASE (DECREASE) IN CASH AND CASH.........................     38,281       6,070     (74,305)             16,049
  EQUIVALENTS
CASH AND CASH EQUIVALENTS:
  Beginning of period............................................     39,712      14,461     152,298               4,482
End of period....................................................  $  77,993   $  20,531   $  77,993           $  20,531
                                                                   =========   =========   =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION-Cash paid during the quarter for:
  Interest.......................................................  $  24,026   $   8,156   $  51,577           $  18,772
  Income taxes...................................................        600         ---       6,350                 216

NONCASH INVESTING ACTIVITIES:
Additions to real estate owned acquired in settlement of loans...     27,588         573     108,831               4,377
Equipment acquired through capital lease.........................        ---         ---         493                 ---
Transfer of securities from available for sale to trading

NONCASH FINANCING ACTIVITIES:
Exchange of subordinated debt for common stock...................        ---         ---         ---              11,000
Paid in kind preferred stock dividend............................        652         ---         652                 ---
Preferred stock issued in exchange for cancellation of accounts..     27,500                  27,500
 payable

                  See notes to interim financial statements.

                                  (Concluded)

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                  Unrealized
                                                                                                  Gain (Loss)
                                                                                                      on
                                                                                        Retained    Available-
                                           PREFERRED STOCK         COMMON STOCK         Earnings    for-Sale
                                                                                      (Accumulated  Securities
                                         SHARES       AMOUNT    SHARES       AMOUNT     Deficit)    Net of Tax      Total
                                                            (DOLLARS IN THOUSANDS)
BALANCE, January 1, 1994..............          --   $    --     366,288       $ 3,050  $   915      $ (159)       $  3,806
 Net loss.............................                                                   (1,252)                     (1,252)
Unrealized loss on available-for-.....                                                                 (511)           (511)
   sale securities-net of tax
 Issuance of stock....................   1,000,000     1,000     934,575         3,750                                4,750

BALANCE, December 31, 1994............   1,000,000     1,000   1,300,863         6,800     (337)       (670)          6,793
Net income............................                                                      592                         592
Unrealized gain on available-for-.....                                                                  654             654
   sale securities-net of tax
 Exchange of preferred stock for......  (1,000,000)   (1,000)                                                        (1,000)
   subordinated debt
BALANCE, December 31, 1995............          --        --   1,300,863         6,800      255         (16)          7,039
 Net income...........................                                                    4,967                       4,967
Unrealized loss on available-for-.....                                                                  (81)            (81)
   sale securities-net of tax
 Exchange of subordinated debt for....                         1,606,618        11,000                               11,000
   common stock
 Issuance of common stock.............                         4,662,519        38,097                               38,097

BALANCE, December 31, 1996............          --        --   7,570,000        55,897    5,222         (97)         61,022
Net income............................                                                   12,242                      12,242
Issuance of Preferred Stock...........      27,500    27,500                                                         27,500
Preferred Stock dividend..............                                                     (652)                       (652)
Unrealized loss on available-for-.....                                                                 (343)           (343)
   sale securities-net of tax
BALANCE, September 30, 1997...........      27,500   $27,500   7,570,000       $55,897  $16,812     $  (440)        $99,769



                  See notes to interim financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                     NOTES TO INTERIM FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

The consolidated financial statements of Wilshire Financial Services Group Inc. and Subsidiaries (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of management, all adjustments generally comprised of normal recurring accruals necessary for fair presentations of the interim financial statements have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Certain reclassifications of 1996 amounts were made in order to conform to the 1997 presentation, none of which affect previously reported net income.

2.   COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

Financial Instruments Involving Off-Balance Sheet Risk-In hedging the interest rate exposure of a fixed-rate or lagging-index asset, the Company may create a hedge which matches the principal amortization of such an asset against the maturity of the Company's liabilities generally by entering into short sales or forward sales of U.S. Treasury securities, Government Securities, interest rate futures contracts or interest rate swap agreements. This results in market gains or losses on hedging instruments, in response to interest rate increases or decreases, respectively, which approximate the amount of the corresponding market losses or gains, respectively, on loans being hedged. At September 30, 1997, the notional amounts of interest rate swaps related to deposits were $214.4 million. The weighted average fixed payments and floating-rate receipts of interest were 6.06% and .29% over USD LIBOR, respectively.The notional amounts of interest rate swaps related to the 13% Series A Notes were $20.0 million. The weighted average fixed receipts and floating rate payments of interest were 13% and 1.25% over USD Libor, respectively. At September 30, 1997, the Company also had open short positions on 40 U.S. Treasury Bond, 500 10-year U.S. Treasury Note, 260 5-year U.S. Treasury Note, and 450 French Franc futures contracts.

In October 1997, the Company established Wilshire Real Estate Investment Trust Inc. ("WREIT"), which intends to qualify and will elect to be taxed as a Real Estate Investment Trust. WREIT has filed a registration statement with the Securities and Exchange Commission in connection with a proposed underwritten offering of its common stock.

In September 1997, the Company entered into an agreement to acquire a portfolio of loans from a European insurance company for a purchase price of approximately $150 million. In August 1997, the Company purchased a portfolio of loans through the acquisition of the stock of a French bank for a purchase price of approximately $45 million. The Company has granted WREIT an option to purchase all or a portion of the Company's 50% interest in such assets.

The Company entered into an agreement to purchase certain assets of an unaffiliated mortgage originator for a purchase price of approximately $2.7 million. The Company also entered into an agreement to purchase an unaffiliated manufactured housing loan originator for a purchase price of approximately $3.0 million. There can be no assurance as to when or if such transactions will be consummated.

3.   EARNINGS PER SHARE

The Company will adopt SFAS No. 128, "Earnings per Share," effective December 15, 1997. Management believes that implementation of this statement will not materially effect presentation of Earnings Per Share.

4.   SIGNIFICANT TRANSACTIONS

During the quarter ended September 30, 1997, the Company completed a securitization of approximately $146 million of loans resulting in a gain of approximately $11.9 million. At the sale date, the Company allocated approximately $1.7 million of original cost basis to retained servicing rights.

The Company also sold approximately $26.8 million of loans which resulted in a gain of approximately $8.1 million, including approximately $0.5 million of retained servicing rights.

On July 31, 1997, the Company issued to an affiliate shares of 14% cumulative, pay in kind preferred stock with an aggregate liquidation value of $27.5 million in exchange for the cancellation of certain payables to that affiliate aggregating approximately $27.1 million and $0.4 million in cash.

On August 15, 1997, the Company issued $100.0 million of its 13% Series A Notes due 2004.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto.

     Wilshire Financial Services Group Inc. is a diversified financial services company. The Company conducts business in the U.S., U.S. Territories and Europe, specializing in loan portfolio acquisition and securitization, correspondent lending and servicing. It offers wholesale banking through two subsidiaries, First Bank of Beverly Hills, F.S.B. and Girard Savings Bank, F.S.B. (the "Savings Banks").

RESULTS OF OPERATIONS -- QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996.

NET INCOME

        The Company's net income was approximately $7.1 million for the quarter ended September 30, 1997 compared with a net loss of approximately $1.1 million for the quarter ended September 30, 1996. The Company's asset base was significantly larger in the 1997 period as a result of the Company going public in December 1996 and significantly higher levels of borrowing and investment opportunities.

NET INTEREST INCOME

        The Company's net interest income was approximately $5.6 million for the quarter ended September 30, 1997 compared to approximately $4.6 million for the quarter ended September 30, 1996, an increase of 21.4%.

        Interest Income. The Company's interest income was approximately $29.9 million for the quarter ended September 30, 1997 compared with approximately $12.2 million for the quarter ended September 30, 1996, an increase of 145.7%. The increase in the Company's interest income was due primarily to an increase in the Company's interest earning assets from approximately $508.3 million at September 30, 1996 to approximately $1.1 billion at September 30, 1997.

        Interest Expense. The Company's interest expense was approximately $24.3 million for the quarter ended September 30, 1997 compared with approximately $7.6 million for the quarter ended September 30, 1996, an increase of 221.5%. The increase in interest expense resulted from an increase in interest-bearing liabilities to $1.3 billion at September 30, 1997 from $487.5 million at September 30, 1996 and includes the issuance in the fourth quarter of 1996 and early 1997 of $84.2 million of the Company's 13% Notes due 2004 and the issuance in the third quarter of 1997 of $100.0 million of the Company's 13% Series A Notes due 2004. In addition, the Company's weighted average cost of funds increased from 5.81% at September 30, 1996 to 7.68% at September 30, 1997 principally reflecting the issuance of the 13% Notes due 2004 and the 13% Series A Notes due 2004.

PROVISION FOR ESTIMATED LOSSES ON LOANS

        Provision for estimated losses on loans for the quarter ended September 30, 1997 was approximately $2.4 million compared with a provision for estimated losses on loans of $4.9 million for the quarter ended September 30, 1996. The additional provision for losses in the third quarter of 1997 was primarily due to the establishment of reserves for certain consumer loans as a result of lower than previously anticipated yields.

OTHER INCOME

        The Company's other income was approximately $28.6 million for the quarter ended September 30, 1997 compared with approximately $1.1 million for the quarter ended September 30, 1996. The components of the Company's non-interest income are reflected in the following table:

                                               For the Quarter
                                                    ended
                                                 September 30,
                                            -----------------------
                                            1997               1996
                                            ----               ----

                                           (Dollars in thousands)
Other income:

Bankcard income ...................... $   1,607          $   1,803
Bankcard processing expense ..........    (1,089)            (1,249)
Gain on sale of loans ................    20,036                 --
Loan fees and charges ................       211                585
Trading account-unrealized gain ......     1,157                 --
Real estate owned, net ...............     1,835               (116)
Servicing revenue ....................     1,395                 --
Gain on sale of securities ...........     3,053                 --
Other, net ...........................       426                117
                                       ---------           --------
Total other income ....................$  28,631           $  1,140
                                       =========           ========


        The increase in other income for the quarter ended September 30, 1997 is primarily attributable to (i) the sale of loans, which resulted in a gain of approximately $20.0 million, (ii) the sale of securities, wich resulted in a gain of approximately $3.1 million, (iii) income from real estate owned, net, resulting from the ongoing disposition of assets from a $72.3 million pool of properties acquired in the fourth quarter of 1996 and other real estate owned, and (iv) an increase in servicing fees collected from others.

        Gain on Sale of Loans. The gain on sale of loans for the quarter ended September 30, 1997 is the result of the sale of loans with a book value of approximately $173 million, of which approximately $26.8 million were sold through whole loan trades and approximately $146 million were sold through securitizations. For the quarter ended September 30, 1997, gain on the sale of whole loans totaled approximately $8.1 million and gains from securitizations totaled approximately $11.9 million. Gains or losses on loan portfolios sold as whole loans or through securitization transactions are based on the difference between the cash proceeds and market value of securities received on the loans sold to outside investors and the Company's cost basis allocated to the loans.

        Gain on the Sale of Securities. The gain on the sale of securities is a result of the sale of approximately $9.1 million of mortgage-backed securities which resulted in a gain of approximately $3.1 million. This gain reflects the Company's strategy of investing in subordinate classes of mortgage-backed securities which the Company believes are likely to experience a ratings upgrade as a result of payment history, prepayment or default experience or otherwise. The Company believes that its experience in acquiring pools of loans allows it to more effectively evaluate the risks associated with a pool of loans that supports an issue of mortgage-backed securities being considered for purchase and price those securities. As part of this strategy, the Company may also seek to acquire mortgage-backed securities which management believes are likely to experience a ratings upgrade as a result of payment history, prepayment or default experience of the underlying loans or otherwise. The Company intends to sell a portion of its portfolio of mortgage-backed securities and grant a right of first refusal on future acquisitions of mortgage-backed securities to WREIT, a company established by the Company to invest in U.S. commercial real estate assets (other than U.S. commercial performing loans), international real estate assets, mortgage-backed securities and other real estate assets. WREIT has filed a registration statement with the Securities and Exchange Commission in connection with a proposed underwritten public offering of its common stock. The sale of the mortgage-backed securities and the grant of a right of first refusal are expected to occur simultaneously with the consummation of the WREIT's proposed public offering. There can be no assurance, however, as to when or if any such public offering, sale of mortgage-backed securities and grant of a right of first refusal will occur.

        Real Estate Owned, net. The increase in income from real estate owned, net is primarily due to gains on the disposition of real estate acquired through foreclosure (or deed in lieu thereof) from the Company's portfolio of non-performing loans ("Discounted Loans") or from the properties acquired in the fourth quarter of 1996.

        Servicing Revenue. The increase in servicing revenue of approximately $1.4 million in the quarter ended September 30, 1997 was primarily the result of contracting for servicing rights on loan portfolios owned by unaffiliated third parties and arranging such loan portfolios to be serviced by Wilshire Credit Corporation ("WCC"), an affiliate of the Company, at a rate which is lower than the rate received by the Company.

OTHER EXPENSE

        The Company's other expenses totaled approximately $19.6 million for the quarter ended September 30, 1997 compared with approximately $5.3 million for the quarter ended September 30, 1996, an increase of 269.5%, which reflects the significant growth of the Company's asset base and operations.

        Loan Service Fees and Expenses Paid to Affiliate. The largest component of other expenses for the quarter ended September 30, 1997 was loan service fees and expenses, which includes servicing fees paid to WCC and collection-related expenses incurred directly by the Company. Loan service fees and expenses paid to affiliate were approximately $9.7 million for the quarter ended September 30, 1997 compared to approximately $1.4 million for the quarter ended September 30, 1996, an increase of approximately 593.6%. The increase in loan servicing fees and expenses paid to affiliate was primarily the result of the increase in the unpaid principal balance of loans being serviced by WCC on behalf of the Company to approximately $1.2 billion at September 30, 1997 from approximately $502.0 million at September 30, 1996 and an increase in sub-servicing fees of approximately $1.1 million. Also, collection-related expenses increased from the quarter ended September 30, 1996 to the comparable period in 1997 due to the substantial increase in Discounted Loans, most of which were acquired at the end of 1996 and the first quarter of 1997. Discounted Loan portfolios generally require higher expenditures than performing and sub-performing loans.

        Compensation and Employee Benefits. Compensation and employee benefits was approximately $4.6 million for the quarter ended September 30, 1997 compared to approximately $1.4 million for the quarter ended September 30, 1996, an increase of 226.3%. The increase was primarily due to an increase in the number of full-time equivalent employees from 46 at September 30, 1996 to 205 at September 30, 1997, reflecting the expansion of business activities, particularly loan acquisition activities and the growth of activities at the non-bank subsidiaries.

        Other general and administrative expenses increased from approximately $0.4 million for the quarter ended September 30, 1996 to approximately $3.4 million for the quarter ended September 30, 1997 due primarily to the expansion of business activities, particularly loan acquisition activities such as due diligence costs.

INCOME TAX PROVISION (BENEFIT)

        Income tax provision amounted to an expense of approximately $5.2 million during the quarter ended September 30, 1997 compared with a benefit of approximately $3.4 million during the quarter ended September 30, 1996. The change was primarily due to the utilization of net operating loss deductions in 1996 and a normalized tax provision in 1997.

RESULTS OF OPERATIONS --- NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

NET INCOME

     The Company's net income was approximately $12.2 million for the nine months ended September 30, 1997 compared to a net loss of approximately $1.1 million for the nine months ended September 30, 1996.

NET INTEREST INCOME

      The Company's net interest income was approximately $16.4 million for the nine months ended September 30, 1997 compared to approximately $14.5 million for the nine months ended September 30, 1996, an increase of 12.9%. The Company's asset base was significantly larger in the 1997 period as a result of the Company's going public in December 1996 and significantly higher levels of borrowing and investment opportunities.

     Interest Income. The Company's interest income was approximately $75.5 million for the nine months ended September 30, 1997, compared to approximately $34.1 million for the nine months ended September 30, 1996, an increase of 121.0%. The increase in the Company's interest income was due primarily to an increase in the Company's interest earning assets from approximately $508.3 million at September 30, 1996 to approximately $1.1 billion at September 30, 1997.

     Interest Expense. The Company's interest expense was approximately $59.0 million for the nine months ended September 30, 1997, compared with approximately $19.6 million for the nine months ended September 30, 1996, an increase of 201.3%. The increase in interest expense resulted from an increase in interest-bearing liabilities to approximately $1.3 billion at September 30, 1997 from approximately $487.5 million at September 30, 1996 and includes the issuance in the fourth quarter of 1996 and early 1997 of $84.2 million of the Company's 13% Notes due 2004 and the issuance in the third quarter of 1997 of $100 million of the Company's 13% Series A Notes due 2004.

In addition, the Company's weighted average cost of funds increased from 5.81% at September 30, 1996 to 7.68% at September 30, 1997 principally reflecting the issuance of the 13% notes due 2004 and the 13% series A notes due 2004.

PROVISION FOR ESTIMATED LOSSES ON LOANS

      Provision for estimated losses on loans for the first nine months of 1997 was a net provision of approximately $0.9 million resulting from additional provision of approximately $3.4 million, which was partially offset by the reversal of approximately $2.5 million of excess reserves on loans previously sold. This compares with a provision for estimated losses on loans of approximately $15.8 million for the first nine months of 1996 from reserves established primarily for certain sub-prime auto loans and loans held by the Savings Banks at the time they were acquired.

OTHER INCOME

     The Company's other income was approximately $46.7 million for the nine months ended September 30, 1997 compared with approximately $6.1 million for the nine months ended September 30, 1996, an increase of 660.1%. The components of the Company's non-interest income are reflected in the following table:

                                        FOR THE NINE MONTHS
                                               ENDED
                                           SEPTEMBER 30,
                                          1997         1996
                                       (DOLLARS IN THOUSANDS)
Other income:
   Bankcard income....................... $ 4,998     $ 5,078
   Bankcard processing expense...........  (3,419)     (3,865)
   Gain on sale of loans.................  31,252       1,983
   Loan fees and charges.................     662       1,217
   Trading account-unrealized gain.......   1,171       1,601
   Real estate owned, net................   4,574        (231)
   Servicing revenue.....................   3,339          --
   Gain on sale of securities............   3,053          --
   Other, net............................   1,087         363
   Total other income.................... $46,717     $ 6,146

       The increase in other income for the nine months ended September 30, 1997 is primarily attributable to (i) sales of loans, which resulted in gains of approximately $31.3 million, (ii) the sale of securities, which resulted in a gain of approximately $3.1 million, (iii) income from real estate owned, net, resulting from the ongoing disposition of assets from a $72.3 million pool of properties acquired in the fourth quarter of 1996 and from disposition of real estate relating to discounted loans, and (iv) an increase in servicing fees paid by unaffiliated third parties.

     Gain on Sale of Loans. The gain on sale of loans for the nine months ended September 30, 1997 is the result of the sale of loans with a book value of approximately $350 million, of which approximately $204 million were sold through whole loan trades and approximately $146 million were sold through securitizations. For the nine months ended September 30, 1997, gain on the sale of whole loans totaled approximately $19.4 million and gains from securitizations totaled approximately $11.9 million. Gains or losses on loan portfolios sold as whole loans or through securitization transactions are based on the difference between the cash proceeds received on the loans sold to outside investors and the Company's cost basis allocated to the loans.

     Gain on the Sale of Securities. The gain on the sale of securities for the nine months ended September 30, 1997 is a result of the sale of approximately $9.1 million of mortgage-backed securities which resulted in a gain of approximately $3.1 million. This gain reflects the Company's strategy of investing in subordinate classes of mortgage-backed securities.

     Real Estate Owned, net. The increase in income from real estate owned, net is primarily due to gains on the disposition of real estate acquired through foreclosure (or deed in lieu thereof) from the Company's discounted loan portfolio or from the properties acquired in the fourth quarter of 1996.

     Servicing Revenue. The increase in servicing revenue of approximately
$3.3 million in the nine months ended September 30, 1997 was primarily the result of contracting for servicing rights on loan portfolios owned by unaffiliated third parties and arranging such loan portfolios to be serviced by WCC at a rate which is lower than the rate received by the Company.

OTHER EXPENSE

     The Company's other expenses totaled approximately $41.0 million for the nine months ended September 30, 1997 compared with approximately $10.7 million for the nine months ended September 30, 1996, an increase of 284.0% which reflects the significant growth of the Company's asset base and operations.

     Loan Service Fees and Expenses Paid to Affiliate. The largest component of other expenses was loan service fees and expenses, which includes servicing fees paid to WCC and collection-related expenses incurred directly by WCC and reimbursed by the Company. Loan service fees and expenses paid to affiliate were approximately $19.4 million for the nine months ended September 30, 1997 compared to approximately $3.5 million for the nine months ended September 30, 1996, an increase of approximately 451.5%. The increase in loan servicing fees and expenses paid to affiliate was primarily the result of the increase in the unpaid principal balance of loans being serviced by WCC on behalf of the Company to approximately $1.2 billion at September 30, 1997 from approximately $502.0 million at September 30, 1996 and an increase in sub-servicing fees of approximately $2.7 million. Also, collection-related expenses increased from the nine months ended September 30, 1996 to the comparable period in 1997 due to the substantial increase in Discounted Loans, most of which were acquired at the end of 1996 and the first nine months of 1997. Discounted Loan portfolios generally require more significant expenditures than performing and sub-performing loans.

     Compensation and Employee Benefits. Compensation and employee benefits was approximately $11.3 million for the nine months ended September 30, 1997, compared to approximately $3.0 million for the nine months ended September 30, 1996, an increase of 281.5%. The increase was primarily due to an increase in the number of full-time equivalent employees from 46 at September 30, 1996 to 205 at September 30, 1997, reflecting the expansion of business activities, particularly loan acquisition activities and the growth of activities at the non-bank subsidiaries.

     Other general and administrative expenses increased from approximately $1.2 million for the nine months ended September 30, 1996 to approximately $6.4 million for the nine months ended September 30, 1997 due primarily to the expansion of business activities at the non-bank subsidiaries, particularly loan acquisition activities such as due diligence costs.

INCOME TAX PROVISION (BENEFIT)

      Income tax provision amounted to an expense of approximately $9.0 million during the nine months ended September 30, 1997 compared with a benefit of approximately $4.7 million during the nine months ended September 30, 1996. The change was primarily due to the utilization of net operating loss deductions in 1996 and a normalized tax provision in 1997.

CHANGES IN FINANCIAL CONDITION

     Mortgage-Backed and Other Securities. The Company's mortgage-backed and other securities increased approximately $171.3 million during the nine months ended September 30, 1997, primarily as a result of purchasing subordinated classes of mortgage-backed securities in connection with the Company's strategy of purchasing mortgage-backed securities which (i) management believes are likely to experience a ratings upgrade as a result of payment history, prepayment or default experience or otherwise, or (ii) are secured by pools of mortgage loans originated under guidelines with which management is familiar due to previous acquisitions of pools of loans originated thereunder. The increase in mortgage-backed and other securities was partially offset by the sale of approximately $9.1 million of mortgage-backed securities.

See "Other Income-Gain on the Sale of Securities."

     Loans net. The Company's total loan portfolio, net of discounts and allowances, increased by approximately $379.4 million during the nine months ended September 30, 1997, primarily as a result of the Company's business strategy of aggressively acquiring Discounted Loans and other mortgage loans.

     Real Estate Owned, net. Real estate owned, net consists of properties acquired by foreclosure or deed-in-lieu thereof on loans in the Company's total loan portfolio or purchased directly. Real estate owned increased by approximately $68.3 million during the nine months ended September 30, 1997 primarily as a result of the foreclosure of certain Discounted Loans acquired in the fourth quarter of 1996 and the first nine months of 1997. The Company actively manages its real estate owned.

     Due from Affiliate, net. Due from affiliate, net of approximately $47.4 million at September 30, 1997 was primarily attributable to payments received in the normal course of servicing operations by WCC, which had not been remitted to the Company.

     Deposits. Deposits decreased by approximately $93.8 million or 18.7% during the nine months ended September 30, 1997. Pursuant to the Cease and Desist Orders, as amended (the "Orders"), imposed upon First Bank and Girard, by the Office of Thrift Supervision (the "OTS"), First Bank and Girard are prohibited from increasing their total assets, as measured at the end of each calendar quarter above $145 million and $408 million, respectively, unless such increase is an amount that represents the total net interest credited on deposit liabilities earned during that quarter plus any increase permitted by the Orders in prior quarters. The Savings Banks have complied with these requirements. Accordingly, the Company has determined to let deposits decline to the extent not necessary to fund asset growth.

     Notes Payable. In the fourth quarter of 1996 and early 1997, the Company issued $84.2 million of 13% Notes due 2004. In the third quarter of 1997, the Company issued $100.0 million of 13% Series A Notes due 2004.

     Short-Term Borrowings. Short-term borrowings increased by approximately $560.4 million during the nine months ended September 30, 1997, resulting from increased use of repurchase agreements and warehouse financing instead of deposits to fund the purchases of loans and securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of cash flow include certificates of deposit, securitizations, net interest income, borrowings under its warehouse and repurchase financing facilities from institutional investors and other lenders and public and private debt offerings, including the 13% Notes due 2004 and 13% Series A Notes due 2004. In certain limited circumstances, the Company also has borrowed money from WCC in order to fund the acquisition of loans. The Company repaid such borrowings with the issuance of $27.5 million of its Cumulative Redeemable PIK Preferred Stock ("Preferred Stock") on July 31, 1997. In addition, the Savings Banks obtain funding through FHLB advances. The Company's liquidity is managed on a daily basis and reviewed periodically by the Company's Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company, including adequate cash flows for off-balance sheet instruments.

     At the Savings Banks, sources of liquidity include wholesale and brokered certificates of deposit and certain credit facilities. As of September 30, 1997, the Savings Banks had approximately $400.4 million of certificates of deposit. As of September 30, 1997, scheduled maturities of certificates of deposit during the twelve months ending September 30, 1998 and thereafter amounted to approximately $370.4 million and approximately $30.0 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. However, management of the Savings Banks believes that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds.

     At September 30, 1997, the Company's sources of borrowings included (i) uncommitted master repurchase agreements between each of the Savings Banks and Bear Stearns Mortgage Capital Corporation as to which the parties have orally agreed that approximately $210 million in aggregate would be available for the purchase of loans, (ii) a committed $150 million warehouse lending agreement with Prudential Securities Credit Corporation, and (iii) certain repurchase arrangements including $350 million (committed) under a repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC, $60.9 million (committed) under a repurchase agreement with Salomon Brothers Realty Corp. and $102.4 million (committed) under a repurchase agreement with Salomon Brothers Realty Corp. Sources of borrowings also include FHLB advances, which are required to be secured by eligible securities collateral, and reverse repurchase agreements. As of September 30, 1997, the Savings Banks had no FHLB advances outstanding, and were eligible to borrow up to an aggregate of $5.4 million from the FHLB of San Francisco and had approximately $5.4 million of unencumbered mortgage-backed and related securities which could be used to secure such borrowings.

     The Company's uses of cash include the funding of loan purchases and origination, acquisitions of mortgage-backed securities, payment of interest expenses, repayment of loans, funding of initial over-collateralization requirements for securitizations, operating and administrative expenses, income taxes and capital expenditures. The Company's purchases of loans are expected to utilize secured borrowings and be highly leveraged. The actual dollar amount of secured borrowings incurred by the Company will vary depending on a number of factors, including the amount of leverage lenders are willing to make available (which will be effected by market conditions), and management's determination as to the appropriate amount of leverage. With respect to pools of Discounted Loans and Non-Discounted Loans, the Company generally seeks to fund 90% and 95%, respectively, of the market value of such loan portfolios with borrowed money. The Company draws on a number of sources to obtain such funds, including certificates of deposit and repurchase agreements with major investment banks. Capital expenditures by the Company have been immaterial.

     The Company is party to various off-balance sheet financial instruments in the normal course of business to manage its interest rate risk. The Company conducts business with a variety of financial institutions and other companies in the normal course of business, including counterparties to its off-balance sheet financial instruments. The Company is subject to potential financial loss if the counterparty is unable to complete an agreed upon transaction. The Company seeks to limit counterparty risk through financial analysis and monitoring procedures.

     Adequate credit facilities and other sources of funding, including the ability of the Company to securitize loans, are essential to the continuation of the Company's ability to purchase pools of loans, mortgage-backed securities and newly originated mortgage and manufactured housing loans. The Company believes that cash flows from operations, the proceeds of certificates of deposit, the availability under the warehouse financing facility, repurchase facilities and other borrowings, and the net proceeds from securitizations will be sufficient to fund current operating needs, commitments and capital expenditures in the near term.

     Given the Company's rapid growth and assuming that the Company continues to experience such growth, management believes that additional debt/or equity financing may be required in the medium term to sustain this level of growth. The 13% Notes due 2004 and the 13% Series A Notes due 2004 contain certain limitations on indebtedness which may restrict the ability of the Company to issue additional indebtedness in the future and the Company may be obligated to seek equity financing. There can be no assurance that any such debt or equity financing will be available to the Company on financially attractive terms in the future.

     The Company is required to maintain one year of interest on its 13% Notes due 2004 and its 13% Series A Notes due 2004 in liquid assets. In addition, the Savings Banks are required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. The Company and the Savings Banks have complied with these requirements.


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

ITEM 2.  CHANGES IN SECURITIES.

     Effective July 31, 1997, the Company issued 27,500 shares of its Cumulative Redeemable Senior PIK Preferred Stock, par value $.01 per share (the "Preferred Stock"), to WCC in exchange for certain accounts payable of approximately $27.1 million and a cash payment of approximately $400,000.

     Dividends on the Preferred Stock are cumulative from the date of original issuance and are payable semiannually in arrears. Any dividend accruing in respect of the Preferred Stock shall be paid by issuing additional shares of Preferred Stock, and the issuance of such additional shares of Preferred Stock shall constitute full payment of the dividend. The Company may redeem the Preferred Stock, in whole or in part, at any time, at a redemption price per share equal to liquidation value of the Preferred Stock, plus all dividends accrued and unpaid on the Preferred Stock so redeemed up to the date fixed for redemption.

     In connection with the issuance and sale of Preferred Stock, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations of Cumulative Redeemable Senior PIK Preferred Stock (the "Certificate of Designations") which established the designations, powers, preferences and rights of the shares of such preferred stock, and the qualifications, limitations or restrictions thereof (in addition to the designations, powers, preferences and rights, and the qualifications, limitations or restrictions thereof, set forth in the Certificate of Incorporation which may be applicable to the Company's preferred stock). The Certificate of Designation provides that, with respect to dividend rights and rights upon liquidation, winding up and dissolution, the Preferred Stock shall rank senior to: (a) any other series of preferred stock, unless the holders of the Preferred Stock agree that such shares shall rank pari passu with or senior to the shares of Preferred Stock and (b) all other equity securities of the Company, including the Common Stock, par value $.01 per share. The liquidation value of shares of the Preferred Stock, in case of the voluntary or involuntary liquidation, dissolution or winding up of the Company, shall be $1,000 per share, plus an amount equal to the dividends accrued and unpaid thereon, whether or not declared, to the payment date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION.

     In October 1997, the Company established WREIT, which intends to qualify and will elect to be taxed as a Real Estate Investment Trust. WREIT has filed a registration statement with the Securities and Exchange Commission in connection with a proposed underwritten public offering of 20 million shares of its common stock at a proposed offering range of $14 to $16 per share. Upon the consummation of the proposed public offering, the Company or its affiliates intend to sell to WREIT (i) certain of its U.S. commercial real estate assets for approximately $52.8 million, (ii) certain of its mortgage-backed securities for approximately $98.4 million, and (iii) certain of its international Discounted and Non-Discounted Loans in the United Kingdom for approximately $5.4 million. The Company intends to grant WREIT an option to purchase all or a portion of the Company's interest in two portfolios of loans in France for a purchase price of up to $110.0 million. In addition, the Company intends to grant WREIT a right of first refusal on future acquisitions of U.S. commercial real estate assets (other than U.S. commercial performing loans), certain mortgage-backed securities and international real estate assets. There can be no assurance, however, as to when or if any such public offering, sale of securities and grant of a right of first refusal will occur.

     In October 1997, the Savings Banks entered into amended Cease and Desist Orders with the Office of Thrift Supervision which modified certain restrictive provisions of the original Cease and Desist Orders. The Savings Banks continue to remain subject to growth restrictions.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     Exhibit 11  Statement re Computation of Per Share Earnings

     Exhibit 27  Financial Data Schedule

(b)  Reports on Form 8-K.

     A report on Form 8-K was filed on August 14, 1997, with respect to the Company's issuance of (i) 27,500 shares of Cumulative Redeemable PIK Preferred Stock, par value $.01 per share of the Company and (ii) $100.0 million of its 13% Series A Notes due 2004.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WILSHIRE FINANCIAL SERVICES GROUP INC.



Date:  November 19, 1997                 By:  /s/ Lawrence A. Mendelsohn
                                              --------------------------
                                              Lawrence A. Mendelsohn
                                              President


                                         By:  /s/ Chris Tassos
                                              ----------------
                                              Chris Tassos
                                              Chief Financial Officer