Form 10-K
period 1997-12-31
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 1998-03-31
CIK 1024321

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[XANNUAL]REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
  OF 1934 (Fee Required)

  For the fiscal year ended December 31, 1997

                                      OR

[_TRANSITION]REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934 (No Fee Required)

  For the transition period from       to

                        Commission file number 0-21845

                    WILSHIRE FINANCIAL SERVICES GROUP INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 93-1223879
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


                                                          97205
1776 SW MADISON STREET, PORTLAND, OR                   (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)
                                (503) 223-5600
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE   NAME OF EACH
      OF        EXCHANGE
      EACH      ON WHICH
      CLASS    REGISTERED
      -----   ------------


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on NASDAQ on February 28, 1998 was $112,320,739.

  As of February 28, 1998, 11,070,000 shares, not including options to purchase 1,419,530 shares, of Wilshire Financial Services Group Inc.'s common stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                       PAGE
----                                                                       ----
PART I....................................................................   3
  1. Business.............................................................   3
  2. Properties...........................................................  14
  3. Legal Proceedings....................................................  15
  4. Submission of Matters to a Vote of Security Holders..................  15
PART II...................................................................  15
  5. Market for the Registrant's Common Equity and Related Stockholder
   Matters................................................................  15
  6. Selected Financial Data and Operating Statistics.....................  15
  7. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  19
  7A. Quantitative and Qualitative Disclosures About Market Risk..........  35
  8. Financial Statements and Supplementary Data..........................  35
  9. Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure...................................................  35
PART III..................................................................  36
  10. Directors and Executive Officers of the Registrant..................  36
  11. Executive Compensation..............................................  38
  12. Security Ownership of Certain Beneficial Owners and Management......  46
  13. Certain Relationships and Related Transactions......................  47
PART IV...................................................................  47
  14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....  47

                                    PART I.

ITEM 1. BUSINESS

                                    GENERAL

  Wilshire Financial Services Group Inc. ("WFSG" or the "Company") is a financial services holding company for certain companies and businesses previously held as part of, and operated by, the Wilshire group of companies (the "Wilshire Companies") pursuant to a reorganization of the Wilshire Companies. As part of the reorganization, certain companies forming part of the Wilshire Companies became subsidiaries of WFSG and certain companies, notably Wilshire Credit Corporation (the "U.S. Servicer"), did not become subsidiaries of WFSG and remain privately held (the "Wilshire Private Companies").

  For the year ended December 31, 1997, the principal operations of WFSG were conducted through a nonbank subsidiary, Wilshire Funding Corporation ("WFC") and two second-tier subsidiary savings banks, Girard Savings Bank, F.S.B. ("GSB" or "Girard") and First Bank of Beverly Hills, F.S.B. ("FBBH" or "First Bank") (collectively, the "Savings Banks"). On December 31, 1997, First Bank was merged into Girard and the surviving entity was renamed First Bank of Beverly Hills, F.S.B. As a result, the Company's operations are currently conducted primarily through WFC and First Bank. First Bank is a federally chartered savings institution regulated by the Office of Thrift Supervision ("OTS") with one branch and a merchant bankcard center in Southern California. Administrative headquarters of the Company, WFC and First Bank are located in Portland, Oregon. The Company's primary sources of revenue are real estate and consumer loans acquired in purchase transactions, mortgage-backed securities, loan securitization and whole loan sale transactions, and merchant bankcard processing operations.

BUSINESS ACTIVITIES

  Business Strategy. The Company believes that its success depends on its ability to (i) properly evaluate credit risk, (ii) efficiently service pools of loans, (iii) fund acquisitions on a cost effective basis and (iv) manage interest rate risk. The Company's objective is to expand in markets where it can capitalize on its core competence in these areas through a strategy consisting of the following key elements:

  . Growth of Acquisitions of Loan Pools;

  . Expansion of Fee Based Income;

  . Expansion of Mortgage Loan Origination Network and Products;

  . Opportunistic Acquisitions from Specialty Finance Companies; and

  . Growth of Merchant Bankcard Processing Operations.

ACQUISITIONS OF POOLS OF LOANS

  The Company primarily acquires pools of performing, sub-performing and non-performing residential and commercial mortgage loans, as well as foreclosed real estate and mortgage-backed securities. The Company also acquires newly-originated residential mortgage and manufactured housing loans through correspondents. At December 31, 1997, the Company had total assets of approximately $1.6 billion, including approximately $928.0 million of loans, approximately $169.6 million of foreclosed real estate and approximately $362.3 million of mortgage-backed and U.S. government securities.

  The Company acquires pools of loans that, at the time of acquisition, consist primarily of either (a) non-performing loans that, because of their delinquent status, are available for purchase at prices that reflect a significant discount from their unpaid principal balances ("Discounted Loans") or (b) performing and sub-performing loans that are available for purchase at prices that more closely approximate their unpaid principal balances ("Non-Discounted Loans"). At December 31, 1997, the Company held approximately $463.4 million of Discounted Loans and approximately $464.6 million of Non-Discounted Loans.

  The following table sets forth the composition of the Company's portfolio of Non-Discounted Loans and Discounted Loans by type of loan at the dates indicated.

         COMPOSITION OF THE NON-DISCOUNTED LOANS AND DISCOUNTED LOANS

                                                   DECEMBER 31,
                                        --------------------------------------
                                          1997      1996      1995      1994
                                        --------  --------  --------  --------
                                              (DOLLARS IN THOUSANDS)
NON-DISCOUNTED LOANS:
  Single-family residential............ $306,601  $ 74,895  $139,566  $ 53,095
  Multi-family residential.............   68,301    69,044    71,239    77,884
  Commercial real estate(1)............   95,133    63,374    53,458    57,881
  Consumer and other...................   49,443    22,817    19,753     6,733
                                        --------  --------  --------  --------
Non-Discounted Loan portfolio..........  519,478   230,130   284,016   195,593
Unaccreted discount and deferred fees..  (23,830)   (6,232)  (14,362)   (8,946)
Valuation allowance(2).................  (31,046)  (31,936)  (10,237)   (7,270)
                                        --------  --------  --------  --------
  Total Non-Discounted Loans, net...... $464,602  $191,962  $259,417  $179,377
                                        ========  ========  ========  ========
DISCOUNTED LOANS:
  Single-family residential............ $507,206  $276,759  $ 50,937  $    348
  Multi-family residential.............   16,300       317        --        --
  Commercial real estate...............   79,370     4,919     1,523       432
  Consumer and other(3)................  238,152     1,342       979     2,215
                                        --------  --------  --------  --------
Discounted Loan portfolio..............  841,028   283,337    53,439     2,995
Unaccreted discount and deferred
 fees(3)............................... (290,444)  (58,088)   (6,671)     (470)
Valuation allowance(2).................  (87,229)   (5,619)  (15,414)     (431)
                                        --------  --------  --------  --------
  Total Discounted Loans, net.......... $463,355  $219,630  $ 31,354  $  2,094
                                        ========  ========  ========  ========

--------
(1) The Company or its affiliates intend to sell to the Wilshire REIT (as defined below) certain U.S. Commercial Investments (as defined below) having an aggregate principal balance of approximately $46.1 million.
(2) For discussion of the valuation allowance allocation for purchase discount, see "Asset Quality--Allowances for Losses."
(3) In the first quarter of 1997, the Company acquired approximately $174.2 million of consumer loans for less than 1.1% of their face amount. Accordingly, the amounts shown for "Consumer and other" and "Unaccreted discount and deferred fees" increased substantially.

  The real properties which secure the Company's Non-Discounted Loans are located throughout the United States. At December 31, 1997, the five states with the greatest concentration of properties securing the Company's Non-Discounted Loans were California, New Jersey, New York, Massachusetts and Maryland, which had $252.5 million, $42.8 million, $32.2 million, $13.9 million and $10.2 million principal amount of loans, respectively. The real properties which secure the Company's Discounted Loans are located throughout the United States and Europe. At December 31, 1997, the five states with the greatest concentration of properties securing the Company's Discounted Loans were New York, New Jersey, California, Connecticut and Pennsylvania, which had $129.5 million, $82.4 million, $45.4 million, $31.3 million and $27.4 million principal amount of loans, respectively.

  The following table sets forth certain information at December 31, 1997 regarding the dollar amount for Non-Discounted Loans based on their contractual terms to maturity and includes scheduled payments but not potential prepayments, as well as the dollar amount of those loans which have fixed or adjustable interest rates. No information is shown with respect to Discounted Loans because those loans, by definition, are in default and unlikely to mature in accordance with their stated amortization schedules. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts and the allowance for loan losses.

                       MATURITY OF NON-DISCOUNTED LOANS

                                                  MATURING IN
                                  --------------------------------------------
                                            AFTER ONE    AFTER FIVE    AFTER
                                  ONE YEAR YEAR THROUGH YEARS THROUGH   TEN
                                  OR LESS   FIVE YEARS    TEN YEARS    YEARS
                                  -------- ------------ ------------- --------
                                             (DOLLARS IN THOUSANDS)
Single-family residential........ $ 5,149    $ 5,659       $10,390    $285,403
Multi-family residential.........  14,127     23,173        14,014      16,987
Commercial and other mortgage
 loans...........................  26,151     31,194        17,321      20,467
Consumer and other loans.........  10,058     10,498         3,579      25,308
Interest rate terms on amounts
 due after one year:
  Fixed..........................      --     32,074        30,527     140,614
  Adjustable.....................      --     38,450        14,777     207,551

  Scheduled contractual principal repayments do not reflect the actual maturities of Non-Discounted Loans because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses. The average life of mortgage loans, particularly fixed-rate loans, tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than prevailing mortgage loan rates.

  The Company intends to grant a right of first refusal to Wilshire Real Estate Investment Trust Inc. (the "Wilshire REIT") with respect to discounted U.S. commercial mortgage loans and U.S. commercial properties ("U.S. Commercial Investments"). As a consequence the opportunity for the Company to invest in such assets would be limited to the extent the Wilshire REIT takes advantage of such investment opportunities.

 International Assets and Operations

  The Company in the fourth quarter of 1996 expanded its loan acquisition activities to the United Kingdom and France. At December 31, 1997, the Company had established offices in London and Paris. The Company also established loan servicing operations in the United Kingdom and France to service loans for itself and third parties. The Company believes that there is a demand in the European market for U.S.-style servicing with its automated systems and detailed investor reporting and aggressive servicing and work out approaches. Most of the purchasers of distressed assets in the United Kingdom and France are U.S.-based companies and have utilized U.S.-style servicing and investor reporting in connection with the purchase of distressed loans in the United States. With the exception of recently originated loans, the prevailing loan servicing and reporting systems in the United Kingdom and France are less technologically developed and more labor intensive than those in the United States. The Company's loan servicing operations in Western Europe utilize the U.S. Servicer's servicing system, which has been adapted for servicing loans in Western Europe.

  The Company intends to sell to the Wilshire REIT a participation interest in two pools of loans in the United Kingdom for a purchase price of approximately $3.4 million. The Company intends to grant the Wilshire REIT an option to purchase all or a portion of the Company's two portfolios of international investments in France for a purchase price of up to $110.0 million, subject to the Company's acquiring such interests. The Wilshire REIT is currently evaluating the suitability of such investments under U.S. tax and French law.

  The Company intends to grant a right of first refusal to the Wilshire REIT with respect to international Discounted and Non-Discounted Loans and properties ("International Investments"). As a consequence, the opportunity for the Company to invest in such assets would be limited to the extent the Wilshire REIT takes advantage of such investment opportunities.

 Acquisition of Securities

  The Company has acquired mortgage-backed securities, consisting primarily of subordinate interests in private-label securities backed by loans that were originated by and are being serviced by unaffiliated third parties as well as certain governmental agency and other securities. In addition, the Company retains or, in certain cases, acquires in the secondary market subordinate and other classes of mortgage-backed securities backed by loans that were previously held in a portfolio of the Company or the Wilshire Private Companies and for which the Company is continuing to act as servicer. The following table sets forth the Company's holdings of mortgage-backed and other securities at the dates indicated:

                MORTGAGE-BACKED SECURITIES AND OTHER SECURITIES

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                         1997    1996    1995
                                                       -------- ------- -------
      Available for sale:
        Mortgage-backed securities.................... $298,964 $31,270 $ 9,083
      Trading account securities:
        Mortgage-backed securities....................   38,969  24,541     --
      Held to maturity:
        U.S. Government and other securities..........    5,946   7,429   6,470
        Mortgage-backed securities....................   18,468  21,724  13,119
                                                       -------- ------- -------
          Total.......................................   24,414  29,153  19,589
                                                       -------- ------- -------
          Total investment securities................. $362,347 $84,964 $28,672
                                                       ======== ======= =======

  The Company intends to sell to the Wilshire REIT a portion of its mortgage-backed securities for approximately $95.0 million. In addition, the Company intends to grant a right of first refusal to the Wilshire REIT with respect to mortgage-backed securities primarily comprised of interests in residential mortgage loans ("MBS Investments"). As a consequence, the opportunity for the Company to invest in MBS Investments would be limited to the extent the Wilshire REIT takes advantage of such investment opportunity.

MORTGAGE LOAN ORIGINATIONS

  The Company operates a mortgage loan origination program through its mortgage loan origination subsidiary and the U.S. Servicer for the origination, through correspondents, of related first and second lien mortgage loans and manufactured housing loans. The Company does not seek to compete broadly with other mortgage and secured loan originators but, instead, targets market niches where management believes its experience in evaluating credit risk and servicing non-conforming loans gives it a competitive advantage. The Company believes that the higher risk generally associated with non-conforming loans is offset by the Company's strong credit underwriting guidelines and the higher pricing associated with these loans.

  The U.S. Servicer originates residential mortgage loans in accordance with the Company's credit underwriting guidelines through its correspondent relationships and transfers the newly-originated mortgage loans to the Company, which simultaneously provides the funding for those loans. The U.S. Servicer is reimbursed for fees and expenses incurred in connection with its origination activities but does not receive any compensation.

  Since commencing its mortgage loan origination program through December 31, 1997, the Company has purchased loans totaling approximately $110.4 million in principal amount. Approximately 30.0%, 13.0%, 5.2%, 4.6% and 4.6% of the original principal amount of those loans were collateralized by properties in California, Oregon, Texas, Colorado and Arizona, respectively.

  In December 1997, the Company purchased certain assets of a mortgage loan originator located in California for a purchase price of approximately $2.8 million. The Company expects to conduct a substantial portion of its mortgage origination program through its mortgage loan origination subsidiary in future periods.

MERCHANT BANKCARD PROCESSING OPERATIONS

  The Company is continuing to develop its merchant bankcard processing operations, which generate revenues through merchant discounts and processing fees for Visa(R) and MasterCard(R) transactions. The

Company's bankcard processing operations focus on certain higher risk market niches, principally audio-text transactions, where the Company believes it obtains higher returns. Bankcard revenues, net of processing expense, have increased from approximately $1.2 million in 1995 to approximately $1.7 million in 1996 and totaled approximately $2.0 million in 1997.

SERVICING

  The U.S. Servicer. The U.S. Servicer has developed specialized procedures and proprietary software designed to effectively service performing, non-performing and sub-performing loans and foreclosed real estate. The U.S. Servicer designs a servicing plan for each underlying loan and property in a pool that it has been requested to service and as part of the acquisition analysis on a pool that is intended to maximize cash flow from that loan or property. Discounted Loans are generally resolved within one to two years through foreclosure, compromise, a discounted payoff or reinstatement. Non-Discounted Loans are actively serviced to ensure timely and accurate payments over their remaining lives.

  The Company is a party to a loan servicing agreement with the U.S. Servicer pursuant to which the U.S. Servicer acts as sub-servicer for the Company and provides loan portfolio management services, including billing, portfolio administration and collection services for the Company's pools of loans. The Company pays the U.S. Servicer a servicing fee equal to or below prevailing market rates for each pool of loans that the U.S. Servicer is servicing for the Company. The Company is considering acquiring the Wilshire Private Companies (including the U.S. Servicer), but at this time, no decision has been made to proceed with the potential acquisition of the Wilshire Private Companies.

  First Bank is party to a loan servicing agreement with the U.S. Servicer pursuant to which the U.S. Servicer provides loan portfolio management services, including billing, portfolio administration and collection services, for all loans owned, acquired or made by First Bank.

  European Servicing. In the fourth quarter of 1996, the Company established loan servicing operations in the United Kingdom and France to service loans for itself and third parties. The Company believes that there is a demand in the European market for U.S.-style loan servicing, with its automated systems and detailed investor reporting and aggressive workout approaches. Most purchasers of distressed loans in the United Kingdom and France are U.S. based and have utilized U.S.-style servicing and investor reporting in connection with the purchase of distressed loans in the United States. With the exception of recently originated loans, management believes that the prevailing loan servicing systems in the United Kingdom and France are less technologically developed and more labor intensive than those in the United States. The Company's loan servicing operations in Western Europe utilize the U.S. Servicer's servicing system, which has been adapted for servicing loans in Western Europe.

FUNDING SOURCES

  General. In order to maximize the return on its investment in acquired loans, the Company funds acquisitions with third party debt financing so that the Company's invested capital is generally 10% or less of the purchase price for the loans. The three principal sources for such funding are warehouse and repurchase agreements with major investment banks, deposits at First Bank and the securitization of loans. In addition, the Company has publicly sold its Common Stock, sold its 13% Notes due 2004 (the "Notes") and sold its 13% Series A Notes due 2004 (the "Series A Notes"). In the first quarter of 1998, the Company completed an exchange offer, pursuant to which the holders of the Series A Notes exchanged their Series A Notes for 13% Series B Notes due 2004 of the Company (the "Series B Notes"), which contain substantially identical terms as the Series A Notes, except with respect to restrictions on transfer. In certain limited circumstances, the Company has also borrowed money from the Wilshire Private Companies in order to fund the acquisition of loans. The Company repaid such borrowings with the issuance of its Cumulative Redeemable PIK Preferred Stock (the "PIK Preferred Stock") on July 31, 1997. The Company redeemed the PIK Preferred Stock in February 1998. Management of the Company closely monitors rates and terms of competing sources of funds on a regular basis and generally utilizes the source which is the most cost effective.

  The following table sets forth information relating to the Company's borrowings and other interest-bearing obligations at the dates indicated.

                  BORROWINGS AND INTEREST-BEARING OBLIGATIONS

                                                           DECEMBER 31,
                                                   ----------------------------
                                                      1997      1996     1995
                                                   ---------- -------- --------
                                                      (DOLLARS IN THOUSANDS)
      Deposits.................................... $  362,598 $501,614 $303,524
      Warehouse and Repurchase Agreements.........    966,500   97,624   13,000
      Notes Payable and Subordinated Debt.........    184,245   75,000   11,000
                                                   ---------- -------- --------
        Total..................................... $1,513,343 $674,238 $327,524
                                                   ========== ======== ========

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

                             SHORT-TERM BORROWINGS

                                                        AT OR FOR THE YEAR
                                                        ENDED DECEMBER 31,
                                                      ------------------------
                                                       1997     1996     1995
                                                      -------  -------  ------
                                                      (DOLLARS IN THOUSANDS)
FHLB advances:
  Average amount outstanding during the period....... $   479  $ 2,420  $1,381
  Maximum month-end balance outstanding during the
   period............................................   8,000   11,000   8,000
  Weighted average rate:
    During the period................................    5.67%    6.57%   7.53%
    At end of period.................................      --       --      --
Warehouse and repurchase agreements:
  Average amount outstanding during the period....... 586,370   51,316   4,122
  Maximum month-end balance outstanding during the
   period............................................ 966,500  190,000  14,950
  Weighted average rate:
    During the period................................    7.45%    6.88%   5.62%
    At end of period.................................    7.32%    7.88%   6.70%

  Repurchase Facilities. The Company has entered into a master repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC ("CSFBMC"). CSFBMC has agreed to lend up to $350 million to the Company for the purchase of portfolios of performing and non-performing mortgage loans. Subsequent to December 31, 1997, the facility was increased to $425 million.

  The Company has entered into several master repurchase agreements with Salomon Brothers Realty Corp., pursuant to which Salomon Brothers has lent the Company $357.5 million as of December 31, 1997.

  The Company has entered into a master repurchase agreement with Bear, Stearns International Limited. Though such master repurchase agreement does not specify a maximum amount available under such agreement, the parties have currently agreed that such agreement may be used for up to $100 million of acquisitions.

  The Company has entered into a master repurchase agreement with CS First Boston (Hong Kong) Limited for the purchase of portfolios of subordinate securities. Though such master repurchase agreement does not specify a maximum amount available under such agreement, the parties have currently agreed that such agreement may be used for up to $200 million of acquisitions.

  The Company has entered into a master repurchase agreement with Salomon Brothers Realty Corp. Though such agreement does not specify a maximum amount available under such agreement, the parties have currently agreed that such agreement may be used for up to $100 million of acquisitions.

  Warehouse Facilities. The Company has a secured warehouse financing facility with Prudential Securities Credit Corporation of up to $150 million for the origination or purchase of residential first and second lien mortgage loans.

  Securitizations. At December 31, 1997, the Company and its affiliates had securitized $1.0 billion of securities through six publicly offered and three privately placed securitizations, including non-performing and sub-performing mortgage loans, manufactured housing loans, consumer loans, non-conforming mortgage loans and foreclosed real estate. Securitizations are expected to allow the Company to increase its loan acquisition and origination volume, reduce the risks associated with interest rate fluctuations and provide access to longer term funding sources. The Company currently intends to complete securitizations either through private placements or in public offerings when advantageous.

  Funding Sources for First Bank. The primary source of deposits for First Bank currently is "wholesale" certificates of deposit. To a lesser extent First Bank obtains brokered certificates of deposit from national investment banking firms which pursuant to agreements with First Bank, solicit funds from their customers for deposit with First Bank. At December 31, 1997, $112.4 million or 31.0% of First Bank's total deposits were brokered and $242.3 million or 66.8% were wholesale deposits. Wholesale deposits generally are obtained on more economically attractive terms to First Bank than brokered deposits.

  First Bank's funding strategy has been to offer deposit rates above those customarily offered by banks and savings and loans in its markets. First Bank has been able to pursue this strategy because the general and administrative costs associated with operating First Bank is significantly lower than traditional banks and savings institutions with branch office networks. First Bank has generally accumulated deposits by participating in deposit rate surveys which list First Bank among the higher rate paying insured institutions, and periodically advertising in various local market newspapers and other media. However, because First Bank competes for deposits primarily on the basis of rates, First Bank could experience difficulties in attracting deposits if they could not continue to offer deposit rates at levels above those of other banks and savings institutions.

  On October 27, 1997, First Bank and Girard consented to separate but similar cease and desist orders (the "Orders") issued by the OTS, which among other things prohibited the Savings Banks from increasing their total assets, as measured at the end of each calendar quarter in excess of certain specified amounts. The Orders superseded previously existing cease and desist orders between the institutions and the OTS issued on October 31, 1996. With the approval of the OTS, First Bank and Girard were merged on December 31, 1997. Management believes that First Bank must continue to meet the requirements of the Orders (hereinafter, referred to as the "Order"). The Order prohibits First Bank from increasing total assets, as measured at the end of each calendar quarter in excess of $553 million plus total net interest credited on deposit liabilities. On March 27, 1998, the OTS provided First Bank conceptual approval to increase its total assets to $750 million. There can be no assurance as to when or if the OTS will amend the Order to reflect such increase.

  The following table sets forth information relating to the First Bank's deposits at the dates indicated.

                                   DEPOSITS

                                                 DECEMBER 31,
                                   -------------------------------------------
                                       1997           1996           1995
                                   -------------  -------------  -------------
                                            AVG.           AVG.           AVG.
                                    AMOUNT  RATE   AMOUNT  RATE   AMOUNT  RATE
                                   -------- ----  -------- ----  -------- ----
                                            (DOLLARS IN THOUSANDS)
Non-interest bearing checking
 accounts......................... $  5,959 0.00% $  5,625 0.00% $  5,111 0.00%
NOW and money market checking
 accounts.........................    1,563 1.47     2,023 1.82     1,267 2.99
Savings accounts..................      329 2.02       480 2.15       304 2.38
Certificates of deposit...........  354,747 6.02   493,486 5.92   296,842 6.15
                                   -------- ----  -------- ----  -------- ----
  Total deposits.................. $362,598 5.83% $501,614 5.84% $303,524 6.03%
                                   ======== ====  ======== ====  ======== ====

  The following table sets forth, by various interest rate categories, First Bank's certificates of deposit at December 31, 1997.

                  INTEREST RATES FOR CERTIFICATES OF DEPOSIT

                                                            DECEMBER 31, 1997
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS)
      3.50% or less......................................        $    150
      3.51-4.50..........................................             220
      4.51-5.50..........................................           8,674
      5.51-6.50..........................................         343,176
      6.51-7.50..........................................           1,243
      7.51-8.50..........................................           1,284
                                                                 --------
        Total............................................        $354,747
                                                                 ========

  The following table sets forth the amount and maturities of First Bank's certificates of deposit at December 31, 1997.

                     MATURITIES OF CERTIFICATES OF DEPOSIT

                                                  ORIGINAL MATURITY IN MONTHS
                                                --------------------------------
                                                12 OR LESS OVER 12 TO 36 OVER 36
                                                ---------- ------------- -------
                                                     (DOLLARS IN THOUSANDS)
      Balances Maturing in 3 Months or Less...   $44,850     $ 59,358    $1,365
        Weighted Average......................      5.72%        5.96%     7.67%
      Balances Maturing in over 3 Months to 12
       Months.................................   $31,562     $177,300    $2,187
        Weighted Average......................      5.87%        6.11%     6.48%
      Balances Maturing in over 12 Months to
       36 Months..............................        --     $ 36,601    $1,424
        Weighted Average......................        --         6.18%     5.97%
      Balances Maturing in over 36 Months.....        --           --    $  100
        Weighted Average......................        --           --      6.05%

  At December 31, 1997, First Bank had outstanding an aggregate of approximately $74.5 million of certificates of deposit in face amounts equal to or greater than $100,000 maturing as follows: approximately $25.4 million within three months; approximately $16.8 million over three months through six months; approximately $24.9 million over six months through 12 months; and approximately $7.4 million thereafter.

  First Bank is party to a Master Repurchase Agreement with Bear Stearns Mortgage Capital Corporation ("BSMCC"). Though the master repurchase agreement does not specify a maximum amount available under such agreements, the parties have currently agreed that such agreement may be used for up to $210 million of acquisitions in the aggregate. This agreement enables First Bank to purchase pools of loans with immediate financing from BSMCC which can then be repaid as deposits are increased.

  First Bank obtains advances from the FHLB of San Francisco upon the security of certain of its assets, including FHLB stock, provided certain standards related to the creditworthiness of First Bank have been met. FHLB advances are available to member financial institutions such as First Bank for investment and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs (each of which has its own interest rate, which may be fixed or adjustable).

ASSET QUALITY

  The Company is exposed to certain credit risks related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Management of the Company closely monitors the Company's pools of loans and foreclosed real estate for potential problems on a periodic basis and reports to the Board of Directors at regularly scheduled meetings.

  Non-Performing Loans. It is the Company's policy to establish an allowance for uncollectible interest on loans that are over 90 days past due or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

  Foreclosed Real Estate. The company carries its holdings of foreclosed real estate at the lower of cost or fair value. Foreclosed real estate held by the company is periodically re-evaluated to determine that they are being carried at the lower of cost or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Deficiencies resulting from valuation adjustments to foreclosed real estate subsequent to acquisition are recognized as a valuation allowance. Subsequent increases related to the valuation of real estate owned are reflected as a reduction in the valuation allowance, but not below zero. Increases and decreases in the valuation allowance are charged or credited to income, respectively. The following table sets forth the aggregate carrying value of the Company's holdings of foreclosed real estate (by source of acquisition) at the dates indicated.

                      FORECLOSED REAL ESTATE BY LOAN TYPE

                                                            DECEMBER 31,
                                                       ------------------------
                                                         1997     1996    1995
                                                       --------  ------- ------
                                                       (DOLLARS IN THOUSANDS)
      Discounted Loans(1):
        Single-family residential..................... $111,316  $15,274 $3,226
        Multi-family residential......................    2,270       --     --
        Commercial and other mortgage loans...........   10,248      200     66
                                                       --------  ------- ------
          Total.......................................  123,834   15,474  3,292
      Non-Discounted Loans:
        Single-family residential.....................    6,110    2,773  1,676
        Multi-family residential......................    3,082      100    611
        Commercial and other mortgage loans...........      950      124    578
                                                       --------  ------- ------
          Total.......................................   10,142    2,997  2,865
      Foreclosed real estate purchased directly:
        Single-family residential.....................   40,706   59,729     --
      Valuation allowance from losses.................   (5,070)      -- (1,193)
                                                       --------  ------- ------
          Foreclosed real estate owned, net........... $169,612  $78,200 $4,964
                                                       ========  ======= ======

--------
(1) The increase in foreclosed real estate in 1997 was due to the substantial growth of the Company's portfolio of Discounted Loans and purchases of foreclosed real estate.

  Allowances for Loan Losses. The Company maintains an allowance for loan losses at a level believed adequate by management to absorb estimated incurred losses in the loan portfolios. The allowance is increased by provisions for loan losses charged against operations, recoveries of previously charged off credits, and allocations of discounts on purchased loans, and is decreased by charge-offs. Loans are charged off when they are deemed to be uncollectible, or in the case of automobile and other consumer loans, when payments are delinquent by more than 120 days (60 days for First Bank's automobile loans).

  First Bank uses its internal asset review system to identify and evaluate impaired loans and to classify loans as special mention, substandard, doubtful or loss. These terms correspond to varying degrees of risk that the loans will not be collected in part or in full. First Bank's policies are to evaluate smaller-balance, homogenous pools of loans for impairment on a pooled basis. These are primarily single-family residential and automobile and other consumer loans. All other loans are evaluated for impairment on a loan-by-loan basis. All of First Bank's loans are subject to potential classification as special mention, substandard, doubtful, or loss. The frequency at which a specific loan is subjected to internal asset review depends on the type and size of the loan and the presence or absence of other risk factors, such as delinquency and changes in collateral values. The allowance for loan losses comprises specific valuation allowances established for impaired loans and for certain other classified loans, and general valuation allowances. Specific valuation allowances are based on the estimated fair value of the collateral for impaired or troubled collateral dependent loans, in most cases. General valuation allowances for First Bank are based on management's periodic analysis of the composition of the loan portfolio, delinquencies, loan classifications, historical loss experience, peer group data, OTS guidelines, economic factors and other relevant information.

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

  In addition, the OTS, as part of its examination process, periodically reviews First Bank's allowances for losses and the carrying values of their assets. There can be no assurance that the OTS will not require substantial reserves following future examinations. It is likely that the nontraditional nature of First Bank's activities (in terms of both funding sources and investments) will cause First Bank to be subject for the foreseeable future to heightened regulatory scrutiny.

  The following table sets forth information with respect to the Company's allowances for loan losses by category of loan.

                  ALLOWANCES FOR LOAN LOSSES BY LOAN CATEGORY

                                               DECEMBER 31,
                         ---------------------------------------------------------
                           1997   % OF TOTAL  1996   % OF TOTAL  1995   % OF TOTAL
                         -------- ---------- ------- ---------- ------- ----------
                                          (DOLLARS IN THOUSANDS)
Loan category:
  Real estate........... $ 27,534    23.3%   $24,051    64.0%   $ 9,830    38.3%
  Non-real estate.......    3,512     3.0      7,885    21.0        407     1.6
  Discounted Loans......   87,229    73.7      5,619    15.0     15,414    60.1
                         --------   -----    -------   -----    -------   -----
  Total allowances for
   loan losses.......... $118,275   100.0%   $37,555   100.0%   $25,651   100.0%
                         ========   =====    =======   =====    =======   =====

  The following table sets forth the activity in the allowance for loan losses during the periods indicated.

                  ACTIVITY IN THE ALLOWANCES FOR LOAN LOSSES

                                                    DECEMBER 31,
                                          -----------------------------------
                                            1997      1996     1995     1994
                                          --------  --------  -------  ------
                                           (DOLLARS IN THOUSANDS)
      Balance, beginning of period....... $ 37,555  $ 25,651  $ 7,701  $4,314
      Allocation of purchased loan dis-
       count:
        at acquisition...................  174,920    10,751   19,007   2,809
        at disposition...................  (97,397)  (17,218)  (5,404) (1,666)
      Recoveries.........................    1,206     1,822       81      71
      Provision for loan losses..........    1,991    16,549    4,266   2,173
                                          --------  --------  -------  ------
      Balance, end of period............. $118,275  $ 37,555  $25,651  $7,701
                                          ========  ========  =======  ======

  The table below sets forth the delinquency status of the Company's Non-Discounted Loans at the dates indicated.

                DELINQUENCY EXPERIENCE FOR NON-DISCOUNTED LOANS

                                               DECEMBER 31,
                         ----------------------------------------------------------
                                1997                1996                1995
                         ------------------- ------------------  ------------------
                                  PERCENT OF         PERCENT OF          PERCENT OF
                         BALANCE  PORTFOLIO  BALANCE PORTFOLIO   BALANCE PORTFOLIO
                         -------- ---------- ------- ----------  ------- ----------
                                          (DOLLARS IN THOUSANDS)
Period of Delinquency:
  31-60 days............ $ 56,751    10.9%   $ 7,613     3.3%    $ 3,726    1.3%
  61-90 days............   36,294     7.0      7,204     3.1       3,037    1.1
  91 days or more(1)(2).   66,643    12.8     54,524    23.7      12,679    4.5
                         --------    ----    -------    ----     -------    ---
    Total loans
     delinquent......... $159,688    30.7%   $69,341    30.1%(3) $19,442    6.9%
                         ========    ====    =======    ====     =======    ===

--------
(1) All loans delinquent over 90 days were on nonaccrual status.
(2) The Company classifies loans as discounted or non-discounted on a pool basis. Each pool is designated as discounted or non-discounted based on whether the pool consists primarily of Discounted or Non-Discounted Loans at the time of acquisition. For example, a pool of Non-Discounted Loans may contain non-performing loans at the time of acquisition as long as the non-performing loans were not the primary component of the pool at the time.
(3) Increase in Percent of Portfolio reflects the securitization and sale of $259.9 million of the Company's performing loans in the fourth quarter of 1996.

FEE-BASED INCOME

  Management of the Wilshire REIT. In October 1997, the Company established the Wilshire REIT, which intends to qualify and will elect to be taxed as a Real Estate Investment Trust. The Wilshire REIT has filed a registration statement with the Securities and Exchange Commission in connection with a proposed underwritten public offering of its common stock. The Company currently owns 100% of the Wilshire REIT and expects to retain a minority interest (currently expected to be approximately 9.9%, with options to acquire an additional 10%) in the Wilshire REIT following the Wilshire REIT's proposed initial public offering. There can be no assurance as to when or if the Wilshire REIT's proposed initial public offering will be completed.

  The Company formed the Wilshire REIT in connection with the Company's strategy of focusing its acquisition activities on domestic residential and domestic non-discounted commercial mortgage loans and expanding fee-based income. The Wilshire REIT will conduct certain business activities that management believes are more efficiently operated in a REIT tax advantaged format. The Wilshire REIT intends to concentrate on the acquisition of U.S. Commercial Investments, MBS Investments and International Investments. The Company intends to grant a right of first refusal to the Wilshire REIT with respect to U.S. Commercial Investments, MBS Investments and International Investments.

  Upon the consummation of the proposed initial public offering of the Wilshire REIT, the Company intends to sell to the Wilshire REIT (i) U.S. Commercial Investments for approximately $29.6 million, (ii) MBS Investments for approximately $95.0 million, and (iii) International Investments in the United Kingdom for approximately $3.4 million (the "Initial Investments"). The Company expects to realize a book gain as a result of the sale of the Initial Investments. The Company intends to grant the Wilshire REIT an option to purchase all or a portion of the Company's interest in two portfolios of International Investments in France for a purchase price of up to $110.0 million, subject to the Company's acquiring such interests. The Wilshire REIT is currently evaluating the suitability of such investments under U.S. tax and French law.

  Wilshire Realty Services Corporation ("WRSC"), a wholly-owned subsidiary of the Company, intends to enter into a management agreement with the Wilshire REIT, pursuant to which WRSC will manage the Wilshire REIT for a management fee and an incentive fee. The Wilshire REIT intends to grant WRSC and certain of the Wilshire REIT's directors options to purchase up to 10% of the common stock of the Wilshire REIT or units of limited partnership interest in the Wilshire REIT's operating partnership.

  Servicing. In the fourth quarter of 1996, the Company established loan servicing operations in the United Kingdom and France to service loans for itself and third parties. The Company believes that there is a demand in the European market for U.S.-style loan servicing, with its automated systems and detailed investor reporting and aggressive workout approaches. Most purchasers of distressed loans in the United Kingdom and France are U.S.-based and have utilized U.S.-style servicing and investor reporting in connection with the purchase of distressed loans in the United States. With the exception of recently originated loans, management believes that the prevailing loan servicing systems in the United Kingdom and France are less technologically developed and more labor intensive than those in the United States. The Company's loan servicing operations in Western Europe utilize the U.S. Servicer's servicing system, which has been adapted for servicing loans in Western Europe. The Wilshire REIT intends to enter into servicing agreements with the Company, pursuant to which the Company will provide loan and real property management services in France and the United Kingdom. As the Wilshire REIT acquires assets in other countries, the Wilshire REIT anticipates entering into similar servicing arrangements with the Company in such countries. Under the servicing agreements, the Wilshire REIT will pay the Company a servicing fee at market rates for each pool of loans or real estate assets that they service for the Wilshire REIT and reimburse them for certain out-of-pocket costs associated with servicing such assets.

COMPUTER SYSTEMS AND OTHER EQUIPMENT

  The Company believes that its use of information technology is a key factor in achieving a competitive advantage in acquiring pools of loans, minimizing operating costs, managing merchant cash reserves and increasing overall profitability. In addition to standard industry software applications, management has developed applications designed to provide decision support and automation of portfolio tracking and reporting.

  The Company has formed a "Year 2000 review team" to (i) assess the risks in the Company's computer systems as the calendar rolls over into the next century, (ii) develop a Company-wide Year 2000 plan and (iii) implement the Company-wide Year 2000 plan. The Company estimates that its Year 2000 plan will be completed by December 31, 1998 and estimates that the total cost for implementation of the Year 2000 plan will be approximately $200,000.

ITEM 2. PROPERTIES

  The Company's corporate headquarters are located in Portland, Oregon, where the Company leases approximately 18,000 square feet of office space from Wilshire Properties 1, Incorporated ("WPI"), a corporation which is beneficially owned by Andrew A. Wiederhorn and Lawrence A. Mendelsohn. The lease agreement provides for an aggregate annual rental of approximately $276,000 and expires December 31, 2001. In addition to base rent the Company is required to pay its proportionate share of operating expenses incurred by WPI in connection with the operations of the building. First Bank sub-leases approximately 8,000 sq. ft. of office space in two locations in Portland, Oregon from the Company for an aggregate annual rental of $4. The term of the sub-lease is year to year. Messrs. Wiederhorn and Mendelsohn have indicated that they intend to sell the properties to the Wilshire REIT.

  First Bank leases its branch office in Beverly Hills, California and office space for its merchant bankcard operations in Calabasas, California pursuant to leases expiring February 29, 2000 and November 30, 1999, respectively. The Company also leases office space in London, England and Paris, France pursuant to leases expiring from April 2006 to April 2007 and maintains month to month leases on loan origination branch facilities.

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

  Not applicable.

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Effective December 18, 1996, the Company's common stock, par value $.01 per share (the "Common Stock") became quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "WFSG." The initial public offering price was $10.50 per share. Through February 28, 1998, the Company's Common Stock has traded between $13.50 and $33.50 per share. The approximate number of record holders of the Company's Common Stock at February 28, 1998 was 24. Prior to December 18, 1996, there was no public market for the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA AND OPERATING STATISTICS

  The following tables present selected financial information for the Company at the dates and for the periods indicated. The historical income statement and balance sheet data at and for the years ended December 31, 1997, 1996, and 1995 have been derived from the audited consolidated financial statements of the Company.

  WFSG was incorporated in 1996 to be the holding company for Wilshire Acquisitions Corporation ("WAC"). WFSG formed certain nonbank subsidiaries, including WFC, and completed an initial public offering of Common Stock and Notes in the fourth quarter of 1996. The consolidated financial statements for 1995 and 1996 include the accounts of WAC and the Savings Banks (prior to the merger between Girard and First Bank on December 31, 1997) for periods prior to the formation of WFSG.

                                                    YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                     1997      1996     1995
                                                  ---------- -------- --------
                                                     (DOLLARS IN THOUSANDS,
                                                   EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Total interest income............................ $  110,057 $ 48,422 $ 24,381
Total interest expense...........................     86,836   29,277   14,481
                                                  ---------- -------- --------
  Net interest income............................     23,221   19,145    9,900
Provision for loan losses(1).....................      1,991   16,549    4,266
                                                  ---------- -------- --------
  Net interest income after provision for
   estimated loan losses.........................     21,230    2,596    5,634
                                                  ---------- -------- --------
Other Income:
  Gain on sale of loans..........................     39,049   11,538      642
  Servicing revenue..............................      5,580       --       --
  Real estate owned, net.........................      6,309      556     (170)
  Bankcard income, net...........................      1,995    1,666    1,232
  Gain on sale of securities.....................      3,742       --       --
  Trading account--unrealized gain...............      2,330    1,833       --
  Other, net.....................................      2,298    2,349    1,233
                                                  ---------- -------- --------
    Total other income...........................     61,303   17,942    2,937
                                                  ---------- -------- --------
Other Expenses:
  Compensation and employee benefits.............     14,404    4,464    2,516
  Loan service fees and expenses.................     28,126    5,176    1,958
  Professional services..........................      3,171      700    1,028
  Occupancy......................................      1,125      339      385
  FDIC insurance premiums........................      1,049    2,381      721
  Other general and administrative expenses......      8,857    2,386    1,324
                                                  ---------- -------- --------
    Total other expenses.........................     56,732   15,446    7,932
                                                  ---------- -------- --------
Income before income taxes.......................     25,801    5,092      639
Income tax provision.............................     10,637      125       47
                                                  ---------- -------- --------
Net Income....................................... $   15,164 $  4,967 $    592
                                                  ========== ======== ========
Basic earnings per share(2)...................... $     1.79 $   1.07 $   0.46
                                                  ========== ======== ========
                                                          DECEMBER 31,
                                                  ----------------------------
                                                     1997      1996     1995
                                                  ---------- -------- --------
                                                     (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........................ $   66,115 $152,298 $  4,482
Portfolio Assets:(3)
  Discounted Loans, net..........................    463,355  219,630   31,354
  Non-Discounted Loans, net......................    464,602  191,962  259,417
  Mortgage-backed and other securities...........    362,347   84,964   28,672
  Foreclosed real estate, net....................    169,612   78,200    4,964
                                                  ---------- -------- --------
    Total portfolio assets....................... $1,459,916 $574,756 $324,407
Total assets.....................................  1,629,027  753,849  340,695
Deposits.........................................    362,598  501,614  303,524
Short-term debt(3)...............................    966,500   97,624   13,000
Long-term debt...................................    184,245   75,000   11,000
Stockholders' equity(4)..........................     99,122   61,022    7,039

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997       1996     1995
                                                  ---------  --------  -------
                                                    (DOLLARS IN THOUSANDS)
FINANCIAL RATIOS AND OTHER DATA:
Return on average assets.........................      1.22%     0.95%    0.24%
Return on average equity.........................     19.48%    13.68%    8.65%
Average interest yield on total loans............      9.68%     9.41%   10.02%
Net interest spread(5)(6)........................      2.03%     3.07%    3.44%
Net interest margin(6)(7)........................      2.03%     3.63%    3.87%
Ratio of earnings to fixed charges(8):
  Including interest on deposits.................      1.30      1.17     1.04
  Excluding interest on deposits.................      1.42      2.19     2.19
Long-term debt to total capitalization(9)........      0.65      0.55     0.61
Total financial liabilities to equity............     15.43     11.35    47.40
Average equity to average assets.................      6.25%     6.90%    2.72%
Non-performing loans to loans at end of peri-
 od(10)(11)(12)..................................     12.83%    23.69%    4.46%
Allowance for loan losses to total loans at end
 of period(12)...................................      5.98%    13.88%    3.60%
                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997       1996     1995
                                                  ---------  --------  -------
                                                    (DOLLARS IN THOUSANDS)
OPERATING DATA:
Investments and originations:
  Discounted Loans and foreclosed real estate.... $ 584,014  $324,159  $29,224
  Non-Discounted Loans(10).......................   673,234   254,517  157,671
  Mortgage originations..........................    77,918     2,280    8,748
  Mortgage-backed and other securities...........   310,220    67,604    2,965
                                                  ---------  --------  -------
    Total........................................ 1,645,386   648,560  198,608
Recoveries and repayments........................  (196,646)  (66,160) (61,135)
Loan sales and securitizations...................  (486,109) (301,411) (16,031)
Net change in portfolio assets...................   885,160   250,349  111,841

--------
 (1) Approximately $8.6 million of the increase in the provisions from 1995 to 1996 related to certain sub-prime auto loans and $4.8 million of the 1996 provision related to the loans inherited by the Company upon the acquisition of the Savings Banks.
 (2) Earnings per share amounts are based on weighted average number of shares outstanding of WFSG during the applicable periods. For period prior to the formation of WFSG, WAC shares outstanding were converted to their WFSG equivalent.
 (3) The Company intends to sell to the Wilshire REIT (i) U.S. Commercial Investments for approximately $29.6 million, (ii) MBS Investments for approximately $95.0 million, and (iii) International Investments in the United Kingdom for approximately $3.4 million. This will reduce the corresponding amount on the Company's balance sheet for such assets, decrease short-term debt and increase cash. In addition, the Company intends to grant the Wilshire REIT an option to purchase all or a portion of the Company's interest in two portfolios of International Investments in France, for a purchase price of up to $110.0 million, subject to the Company's acquiring such interests. The Wilshire REIT is currently evaluating the suitability of such investments under U.S. tax and French law.
 (4) Effective January 1, 1996, $11.0 million of Common Stock was issued in exchange for subordinated debt. Prior to the Company's initial public offering, an additional $17.8 million of Common Stock was issued for cash. In December 1996, the Company completed its initial public offering, which resulted in $20.9 million of new capital. Effective July 31, 1997, the Company issued to the Wilshire Private Companies 27,500 shares of PIK Preferred Stock having an aggregate liquidation value of $27.5 million in exchange for the cancellation of certain accounts payable to the Wilshire Private Companies aggregating approximately $27.1 million and cash in the amount of approximately $400,000, resulting in an increase in stockholders' equity of approximately $27.5 million
 (5) Net interest spread represents average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.
 (6) The reduction in net interest margin and net interest spread in the year ended December 31, 1997 primarily reflects the significant increase in the Company's holdings of Discounted Loans. The acquisition of a pool of Discounted Loans tends to reduce net interest margin and net interest spread, because the interest cost of the debt used to fund the acquisition is not offset by a corresponding increase in interest income. Relatively little cash flow from a pool of Discounted Loans is generally received during the first two quarters following the acquisition of a pool of Discounted Loans and the Company only recognizes interest and discount on Discounted Loans when those loans result in the receipt of cash. In addition, a significant portion of the income associated with Discounted Loans generally results from gains on sales of foreclosed real estate, which are not reflected in interest income. The reduction also reflected a full year of interest expense on the $84.2 million of Notes and part of the third quarter and all of the fourth quarter of interest expense on approximately $100.0 million of Series A Notes, the proceeds of which were held for part of such periods in a lower-yielding liquid investment prior to their use by the Company to fund acquisitions.
 (7) Net interest margin represents net interest income divided by total average earning assets.
 (8) The ratios of earnings to fixed charges were computed by dividing (x) income from continuing operations before income taxes, extraordinary gains and cumulative effect of a change in accounting principle plus fixed charges by (y) fixed charges. Fixed charges represent total interest expense, including and excluding interest on deposits, as applicable, as well as the interest component of rental expense.
 (9) Total capitalization equals long-term debt plus equity.
(10) It is the Company's policy to establish an allowance for uncollectible interest on Non-Discounted Loans that are past due more than 90 days or at such earlier time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual at which time those loans are placed on non-accrual status and deemed non-performing.
(11) The Company classifies loans as discounted or non-discounted on a pool basis. Each pool is designated as discounted or non-discounted based on whether that pool consists primarily of Discounted or Non-Discounted Loans at the time of acquisition. For example, a pool of Non-Discounted Loans may contain non-performing loans at the time of acquisition as long as the non-performing loans were not the primary component of the pool at that time.
(12) Relates only to the Company's Non-Discounted loan portfolio.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with Selected Financial Information and the Consolidated Financial Statements of the Company and the notes thereto.

ACCOUNTING MATTERS

  The Company classifies loans as discounted or non-discounted on a pool basis. Each pool is designated as discounted or non-discounted based on whether that pool consists primarily of Discounted or Non-Discounted Loans at the time of acquisition. For example, a pool of Non-Discounted Loans may contain non-performing loans at the time of acquisition as long as the non-performing loans were not the primary component of the pool at that time. As used herein, the term "performing loan" means a loan as to which payments have been and are being made substantially in accordance with its contractual terms, the term "sub-performing loan" means a loan as to which payments are delinquent for 90 days or less or has a history of delinquencies, and the term "non-performing loan" means a loan as to which payments are generally 91 or more days delinquent.

  Discounted Loans are presented in the Consolidated Financial Statements net of unamortized discount and an allowance for loan losses established for those loans. For each pool of loans acquired by the Company, purchased discounts are allocated into (a) valuation allowances for estimated losses against face value on specific loans ("specific valuation allowances") and (b) portions of the discounts available for accretion to interest as yield adjustments. In addition, for Discounted Loans purchased by First Bank, the initial discounts are further segregated into a valuation allowance for the inherent risk of losses in the loan portfolio that have yet to be specifically identified ("general valuation allowance") as required by OTS regulations. The allocated specific and general valuation allowances are included in the allowance for loan losses. Where appropriate, discounts are accreted into interest income generally on a cash basis.

  The acquisition of a pool of Discounted Loans tends to reduce net interest margin and net interest spread, because the interest cost of the debt used to fund the acquisition is not offset by a corresponding increase in interest income. Relatively little cash flow from a pool of Discounted Loans is generally received during the first two quarters following an acquisition of a pool of Discounted Loans and the Company only recognizes interest and discount on Discounted Loans in income when those loans result in the receipt of cash.

  Non-Discounted Loans are presented in the Consolidated Financial Statements in substantially the same manner as Discounted Loans, except that interest income is recognized on an accrual basis.

  Gains or losses on loans sold through securitization transactions are based on the difference between the cash proceeds received from the sale of the senior classes of mortgage-backed securities to outside investors and the Company's cost basis allocated to the senior classes of mortgage-backed securities. The Company's cost basis in loans sold is allocated between the senior classes of mortgage-backed securities and the subordinate classes of mortgage-backed securities retained by the Company based on the relative fair values of the two types of securities. The cost basis of the loans securitized is determined by their acquisition cost, adjusted for any discount accretion (for purchased loans) or net carrying value (for originated loans). The Company carries subordinate classes of mortgage-backed securities at fair value. As such, the carrying value of these securities is impacted by changes in market interest rates and prepayment and loss experiences of these and similar securities. In cases where the Company has financed the holding of subordinate classes with a lender under a repurchase agreement, the fair value used by the Company is based on the lender's determination of market value for purposes of potential margin calls in determining fair value. In other cases, the Company determines the fair value of the subordinate classes of mortgage-backed securities utilizing prepayment and credit loss assumptions it deems appropriate for each particular securitization. The range of values attributable to the factors used in determining fair value is broad. Accordingly, the Company's estimate of fair value is subjective.

  For accounting purposes, the Company's mortgage-backed and other securities are classified as "held to maturity," "trading account securities" and "available for sale securities." Securities are classified as held to maturity when management believes the Company has the ability and the positive intent to hold the securities to maturity. Securities classified as held to maturity are carried on an historical cost basis, adjusted for the amortization of premiums and accretion of discounts using a method that approximates the interest method. Trading account securities include subordinate classes of mortgage-backed securities issued in loan securitization transactions initiated by the Company. Such securities are carried at estimated fair value as described above, and unrealized gains and losses are recorded in current operations. Securities are classified as available for sale when the Company intends to hold the securities for an indefinite period of time, but not necessarily to maturity. Securities classified as available for sale are reported at their fair values. Unrealized holding gains and losses on securities available for sale are reported, net of tax, as a separate component of stockholders' equity. Realized gains and losses from the sales of available for sale securities are reported separately in the consolidated statements of operations and are calculated using the specific identification method.

  Real estate acquired in settlement of loans is originally recorded at fair value less estimated costs to sell. Loan balances in excess of the fair value of real estate acquired are charged against the allowance for loan losses at the date of acquisition. Allowances are recorded to provide for estimated declines in the fair value subsequent to the date of acquisition. Any subsequent operating expenses or income, as well as gains or losses on disposition of such properties, are charged to current operations.

  Prior to the adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights", the Company did not record on its balance sheet the servicing rights retained to loans sold in securitizations, which would have had the effect of increasing other income and total assets. The Company now capitalizes servicing rights it purchases from third parties and on loans it sells on a servicing retained basis. At December 31, 1997, the Company had capitalized approximately $8.7 million of servicing rights.

INTEREST INCOME

  A significant portion of the Company's earnings come from net interest income, which is the difference between the interest income received plus accreted or received purchase discount on its financial assets and the interest expense paid on its outstanding interest-bearing liabilities. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities, the degree of mismatch in the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities, the percentage of Discounted Loans included in the portfolio and the timing of receipt or accretion of purchase discount. In addition, net interest income reflects the full interest cost of funding the acquisition of Discounted Loans and foreclosed real estate but does not reflect any accretion of purchase discount on those assets until cash is collected (which generally occurs later in the life of a pool of Discounted Loans) and does not reflect any gain on sales of foreclosed real estate.

  The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resultant average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net interest margin. Information is based on monthly balances during the indicated periods.

           INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                          YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------------------------------------------
                                       1997                           1996                          1995
                          ------------------------------- ----------------------------- -----------------------------
                           AVERAGE              AVERAGE   AVERAGE             AVERAGE   AVERAGE             AVERAGE
                           BALANCE    INTEREST YIELD/RATE BALANCE   INTEREST YIELD/RATE BALANCE   INTEREST YIELD/RATE
                          ----------  -------- ---------- --------  -------- ---------- --------  -------- ----------
                                                           (DOLLARS IN THOUSANDS)
AVERAGE ASSETS:
Mortgage-backed
 securities.............  $  196,218  $ 20,785   10.59%   $ 29,241  $ 1,797     6.15%   $ 24,054  $ 1,359     5.65%
Loan portfolio net of
 Unaccreted
 discounts(1)...........     878,846    85,090    9.68     470,654   44,294     9.41     217,716   21,821    10.02
Investment securities
 and other..............      67,804     4,182    6.17      27,446    2,331     8.49      14,216    1,201     8.45
                          ----------  --------            --------  -------             --------  -------
 Total interest-earning
  assets................   1,142,868   110,057    9.63     527,341   48,422     9.18     255,986   24,381     9.52
Non-interest earning
 cash...................       2,416        --      --       6,019       --       --       1,868       --       --
Allowance for loan
 losses.................     (75,939)       --      --     (39,675)      --       --     (21,591)      --       --
Other assets............     176,533        --      --      32,061       --       --      15,277       --       --
                          ----------  --------            --------  -------             --------  -------
 Total assets...........  $1,245,878  $110,057            $525,746  $48,422             $251,540  $24,381
                          ==========  ========            ========  =======             ========  =======
AVERAGE LIABILITIES AND
 STOCKHOLDERS' EQUITY:
Interest-bearing
 deposits...............  $  429,289  $ 25,687    5.98%   $423,011  $25,270     5.97%   $232,510  $14,111     6.07%
FHLB advances...........         479        27    5.67       2,420      159     6.57       1,381      104     7.53
Subordinated borrowings
 and other interest-
 bearing obligations....     586,370    43,682    7.45      51,316    3,531     6.88       4,122      232     5.62
Long-term debt..........     125,912    17,440   13.85       2,292      317    13.85         306       34    11.00
                          ----------  --------            --------  -------             --------  -------
 Total interest-bearing
  liabilities...........   1,142,050    86,836    7.60     479,039   29,277     6.11     238,319   14,481     6.08
Non-interest bearing
 deposits...............       5,674        --      --       2,822       --       --       2,196       --       --
Escrow deposits.........         330        --      --         257       --       --         106       --       --
Other liabilities.......      19,993        --      --       7,330       --       --       4,077       --       --
                          ----------  --------            --------  -------             --------  -------
 Total liabilities......   1,168,047    86,836      --     489,448   29,277       --     244,698   14,481
Stockholders' equity....      77,831        --      --      36,298       --       --       6,842       --       --
                          ----------  --------            --------  -------             --------  -------
 Total liabilities and
  stockholders' equity..  $1,245,878  $ 86,836            $525,746  $29,277             $251,540  $14,481
                          ==========  ========            ========  =======             ========  =======
Net interest income.....              $ 23,221                      $19,145                       $ 9,900
Net interest
 spread(2)(3)...........                          2.03%                         3.07%                         3.44%
Net interest margin(3)..                          2.03                          3.63                          3.87
Ratio of average
 interest-- earning
 assets to average
 interest-bearing
 liabilities............       100.1%                        110.1%                        107.4%

-------
(1) The average balances of the loan portfolio include Discounted Loans and non-performing loans, interest on which is recognized on a cash basis.
(2) Net interest spread represents average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.
(3) The reduction in net interest margin and net interest spread in the year ended December 31, 1997 primarily reflects the significant increase in the Company's holdings of Discounted Loans during the year then ended. The acquisition of a pool of Discounted Loans tends to reduce net interest margin and net interest spread, because the interest cost of the debt used to fund the acquisition is not offset by a corresponding increase in interest income. Relatively little cash flow from a pool of Discounted Loans is generally received during the first two quarters following the acquisition of a pool of Discounted Loans and the Company only recognizes interest and discount on Discounted Loans when those loans result in the receipt of cash. In addition, a significant portion of the income associated with Discounted Loans generally results from gains on sales of foreclosed real estate, which are not reflected in interest income. The reduction also reflected a full year of interest expense on the $84.2 million of Notes and part of the third quarter and all of the fourth quarter of interest expense on approximately $100.0 million of Series A Notes, the proceeds of which were held for part of such period in a lower-yielding liquid investment prior to their use by the Company to fund acquisitions.

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

                        CHANGES IN NET INTEREST INCOME

                                                       YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------------------------------------
                                  1997 V. 1996                   1996 V. 1995               1995 V. 1994
                          ------------------------------  --------------------------- ---------------------------
                                                                                      INCREASE (DECREASE) DUE
                           INCREASE (DECREASE) DUE TO     INCREASE (DECREASE) DUE TO             TO
                          ------------------------------  --------------------------- ---------------------------
                            RATE     VOLUME      TOTAL      RATE     VOLUME   TOTAL    RATE     VOLUME    TOTAL
                          --------  ---------  ---------  --------  ----------------- -------  --------- --------
                                                       (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
 Mortgage-backed
  securities............  $  2,136  $  16,852  $  18,988  $    127  $    311 $    438 $   (52) $     50  $     (2)
 Loan portfolio.........     1,310     39,486     40,796    (1,246)   23,719   22,473   2,485    11,413    13,898
 Investment securities
  and other.............      (423)     2,274      1,851         6     1,124    1,130     582       334       916
                          --------  ---------  ---------  --------  -------- -------- -------  --------  --------
   Total interest-
    earning assets......     3,023     58,612     61,635    (1,113)   25,154   24,041   3,015    11,797    14,812
Interest-Bearing
 Liabilities:
 Interest-bearing
  deposits..............        41        376        417      (218)   11,377   11,159   2,806     6,288     9,094
 FHLB advances..........       (19)      (113)      (132)      (11)       66       55    (631)      507      (124)
 Short-term borrowings
  and other interest-
  bearing obligations...       316     39,835     40,151        63     3,236    3,299      40       (20)       20
 Long-term debt.........        --     17,123     17,123        10       273      283      --        34        34
                          --------  ---------  ---------  --------  -------- -------- -------  --------  --------
   Total interest-
    bearing liabilities.       338     57,221     57,559      (156)   14,952   14,796   2,215     6,809     9,024
                          --------  ---------  ---------  --------  -------- -------- -------  --------  --------
Increase (decrease) in
 net interest income....  $  2,685  $   1,391  $   4,076  $   (957) $ 10,202 $  9,245 $   800  $  4,988  $  5,788
                          ========  =========  =========  ========  ======== ======== =======  ========  ========

                 RESULTS OF OPERATIONS--1997 COMPARED TO 1996

NET INTEREST INCOME

  The Company's net interest income was approximately $23.2 million for 1997 compared to approximately $19.1 million for 1996, an increase of approximately 21.3%. The Company's asset base was significantly larger in 1997 as a result of the Company's initial public offering in December 1996 and significantly higher levels of borrowing and investment opportunities.

 Interest Income

  The Company's interest income was approximately $110.1 million for 1997 compared to approximately $48.4 million for 1996, an increase of 127.3%. The increase in the Company's interest income was due primarily to an increase in the Company's average interest earning assets from approximately $527.3 million in 1996 to approximately $1.1 billion in 1997.

 Interest Expense

  The Company's interest expense was approximately $86.8 million for 1997 compared with approximately $29.3 million for 1996, an increase of 196.6%. The increase in interest expense resulted from an increase in the Company's average interest-bearing liabilities to approximately $1.1 billion in 1997 from approximately $479.0 million in 1996 and includes the issuance in the fourth quarter of 1996 and early 1997 of $84.2 million of the Company's Notes and the issuance in the third quarter of 1997 of $100.0 million of the Company's Series A Notes. Primarily as a result of the Company's $184.2 million of 13% notes, the average rate paid on interest-bearing liabilities increased from 6.11% in 1996 to 7.6% in 1997.

PROVISIONS FOR ESTIMATED LOSSES ON LOANS

  Provision for estimated losses on loans for 1997 was approximately $2.0 million resulting from additional provisions of approximately $4.5 million, which was partially offset by the reversal of approximately $2.5 million of excess reserves on loans previously sold. This compares with a provision for estimated losses on loans of approximately $16.5 million for 1996 from reserves established primarily for certain sub-prime auto loans and loans held by the Savings Banks at the time they were acquired.

OTHER INCOME

  The Company's other income was approximately $61.3 million for 1997 compared to approximately $17.9 million for 1996, an increase of 241.7%. The components of the Company's non-interest income are reflected in the following table:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                           1997        1996
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
      Other income:
        Gain on sale of loans.......................... $    39,049 $    11,538
        Servicing revenue..............................       5,580          --
        Real estate owned, net.........................       6,309         556
        Bankcard income, net...........................       1,995       1,666
        Gain on sale of securities.....................       3,742          --
        Trading account-unrealized gain................       2,330       1,833
        Other, net.....................................       2,298       2,349
                                                        ----------- -----------
          Total other income........................... $    61,303 $    17,942
                                                        =========== ===========

  The increase in other income for 1997 is primarily attributable to (i) sales of loans, which resulted in gains of approximately $39.0 million, (ii) the sale of securities, which resulted in a gain of approximately $3.7 million,
(iii) income from real estate owned, net, resulting from the ongoing disposition of assets from a $72.3 million pool of properties acquired in the fourth quarter of 1996 and from disposition of real estate relating to Discounted Loans, and (iv) an increase in servicing fees paid by unaffiliated third parties.

  Gains on Sale of Loans The gain on the sale of loans for 1997 is the result of the sale of loans with a book value of approximately $469.0 million, of which approximately $204.2 million were sold through whole loan sales and approximately $264.8 million were sold through securitizations. For 1997, gain on the sale of whole loans totaled approximately $15.5 million and gains from securitizations totaled approximately $23.5 million. Gains or losses on loan portfolios sold as whole loans or through securitization transactions are based on the difference between the cash proceeds received on the loans sold to outside investors and the Company's cost basis allocated to the loans (excluding any cost basis attributable to servicing rights retained).

  Gain on the Sale of Securities The gain on the sale of securities for 1997 is a result of the sale of approximately $20.8 million of mortgage-backed securities which resulted in a gain of approximately $3.7 million. This gain reflects the Company's strategy of investing in subordinate classes of mortgage-backed securities which the Company believes are likely to experience a ratings upgrade as a result of payment history, prepayment or default experience or otherwise. The Company believes that its experience in acquiring pools of loans allows it to more effectively evaluate the risks associated with a pool of loans that supports an issue of mortgage-backed securities being considered for purchase and price those securities.

  Real Estate Owned, net The increase in income from real estate owned, net is primarily due to gains on the disposition of real estate acquired through foreclosure or deed in lieu thereof from the Company's portfolio of Discounted Loans or from the properties acquired in the fourth quarter of 1996.

  Servicing Revenue The increase in servicing revenue of approximately $5.6 million in 1997 was primarily the result of contracting for servicing rights on loan portfolios owned by unaffiliated third parties and arranging for such loan portfolios to be serviced by the U.S. servicer at a rate which is lower than the rate received by the Company.

OTHER EXPENSE

  The Company's other expense totaled approximately $56.7 million for 1997 compared to approximately $15.4 million for 1996, an increase of 267.3%, which reflects the significant growth of the Company's asset base and operations.

  Loan Service Fees and Expenses Paid to Affiliate The largest component of other expense in 1997 was loan service fees and expenses, which includes servicing fees paid to the U.S. Servicer and collection-related expenses incurred directly by the U.S. Servicer and reimbursed by the Company. Loan Service fees and expenses paid to affiliate were approximately $28.1 million for 1997 compared to approximately $5.2 million for 1996, an increase of approximately 443.4%. The increase in loan servicing fees and expenses paid to affiliate was primarily the result of the increase in the unpaid principal balance of loans being serviced by the U.S. Servicer on behalf of the Company to approximately $1.4 billion at December 31, 1997 from approximately $513.5 million at December 31, 1996 and an increase in sub-servicing fees of approximately $4.6 million. Also, collection-related expense increased from 1996 to 1997 due to the substantial increase in Discounted Loans. Discounted Loans generally require more significant expenditures than performing and sub-performing loans.

  Compensation and Employee Benefits Compensation and employee benefits was approximately $14.4 million for 1997, compared to approximately $4.5 million for 1996, an increase of 222.7%. The increase was primarily due to an increase in the average number of full-time equivalent employees from 56 for 1996 to 184 for 1997, reflecting the expansion of business activities, particularly loan acquisition activities and the growth of activities at the non-bank subsidiaries.

  Other general administrative expenses increased from approximately $2.4 million for 1996 to approximately $8.9 for 1997 due primarily to the expansion of business activities at the non-bank subsidiaries, particularly loan acquisition activities such as due diligence costs.

INCOME TAX PROVISION

  Income tax provision was approximately $10.6 million for 1997 compared with approximately $0.1 million for 1996. The change was primarily due to the utilization of net operating loss deductions in 1996 and a normalized tax provision in 1997.

                 RESULTS OF OPERATIONS--1996 COMPARED TO 1995

NET INTEREST INCOME

  The Company's net interest income increased by approximately $9.2 million or 93.4% during 1996, as compared to the same period in the prior year. This increase resulted from an approximately $24.0 million or 98.6% increase to interest income due to an approximately $278.3 million or 104.5% increase in average interest-earning assets from period to period. The increase in interest income was offset in part by an approximately $14.8 million or 102.2% increase in interest expense due to an approximately $240.7 million or 101.0% increase in average interest-bearing liabilities, primarily certificates of deposit, and, to a lesser extent, a 10 basis point increase in the weighted average rate paid on interest-bearing liabilities. The increase in interest income during 1996, as compared to the same period in the prior year, reflects substantial increases in the average balances of the Company's loans and mortgage-backed securities.

PROVISIONS FOR LOAN LOSSES

  Provisions for loan losses are charged to operations to maintain an allowance for losses at a level that management considers adequate based upon an evaluation of known and inherent risks, historical loss experience, current economic conditions and other relevant factors.

  The Savings Banks recorded provisions for losses on loans totaling approximately $16.5 million for 1996, as compared to approximately $4.3 million for the prior year, an increase of 287.9%. The following table sets forth the Savings Banks' provision for loan losses for the year ended December 31, 1996:

                                                            PROVISION % OF TOTAL
                                                            --------- ----------
                                                                (DOLLARS IN
                                                                 THOUSANDS)
      Inherited Loans......................................  $ 4,845     29.3%
      Sub-Prime Auto Loans.................................    8,583     51.8%
      Other Purchase Loans.................................    3,121     18.9%
                                                             -------    -----
        Total provision for loan losses....................  $16,549    100.0%
                                                             =======    =====

  Approximately $6.1 million of the increase in the provisions from 1995 to 1996 was made after discussions between the OTS and the Savings Banks concerning the appropriate provision for the Sub-Prime Auto Loans acquired by the Savings Banks in the fourth quarter of 1995 and the first quarter of 1996. The Company also increased the provision by approximately $4.8 million in 1996 related to the Inherited Loans owned by First Bank or Girard at the time the Savings Banks were acquired by the Company.

  Although management attempts to utilize its best judgment in providing for possible loan losses, changing economic and business conditions, fluctuations in local markets for real estate, future changes in non-performing asset trends, large movements in market interest rates or other factors could affect the Company's future provisions for loan losses. In addition, the OTS as an integral part of its examination process, periodically reviews the adequacy of the Savings Banks' allowances for losses on Non-Discounted Loans and Discounted Loans and may require adjustments to the Savings Banks' allowances for loan losses.

NET INTEREST INCOME AFTER PROVISION FOR ESTIMATED LOSSES ON LOANS

  The Company's net interest income after provision for estimated losses on loans decreased 53.9% to approximately $2.6 million for 1996 from income of approximately $5.6 million for 1995. This decrease was due to the substantial increase in provisions for estimated losses on loans.

OTHER INCOME

  The Company's other income was approximately $17.9 million for 1996 compared to approximately $2.9 million for 1995, an increase of 510.9%. This increase was primarily attributable to gains on the sale of loans. The components of the Company's non-interest income are reflected in the following table:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------- ------
                                                                  (DOLLARS IN
                                                                   THOUSANDS)
      Other income:
        Gain on sale of loans................................... $11,538 $  642
        Real estate owned, net..................................     556   (170)
        Bankcard income, net....................................   1,666  1,232
        Trading account-unrealized gain.........................   1,833     --
        Other, net..............................................   2,349  1,233
                                                                 ------- ------
          Total other income.................................... $17,942 $2,937
                                                                 ======= ======

  Bankcard Income, net. The increase in other income for 1996 was due in part to an increase of approximately $2.1 million in bankcard income, from approximately $4.7 million for 1995 to approximately $6.8 million for 1996. The large increase in income from the Company's merchant bankcard operations was primarily due to the development of new accounts. Bankcard processing expense increased by approximately $1.6 million from approximately $3.5 million for 1995 to approximately $5.1 million for 1996. This increase resulted primarily from an increase in bankcard processing due to growth in merchant transactions evidenced by the growth in bankcard income.

  Gains on Sale of Loans. The increase in other income in 1996 was due primarily to an increase of approximately $10.9 million in gains on sales of loans, from $0.6 million for 1995 to approximately $11.5 million for 1996. This increase was due to gains from the sale of approximately $287.8 million of loans. For the year ended December 31, 1996, gain on sale of whole loans totaled $5.4 million and gains from securitizations totaled $6.1 million.

  Other income also includes loan fees and charges (e.g. late fees, commitment fees). Loan fees and charges increased approximately $1.1 million, from approximately $0.6 million for 1995 to approximately $1.7 million for 1996. The increase was primarily due to an increase in loan volume.

OTHER EXPENSE

  The Company's other expense totaled approximately $15.4 million for 1996 compared to approximately $7.9 million for 1995, an increase of 94.7%.

  Loan Service Fees and Expenses. The largest component of other expense in 1996 was loan service fees and expense which increased by approximately $3.2 million from approximately $2.0 million for 1995 to approximately $5.2 million for 1996. Loan servicing fees and charges are paid to the US. Servicer and include (a) servicing fees, and (b) collection-related expenses incurred directly by the U.S. Servicer and reimbursed by the Company. Servicing fees for Discounted Loans have been based on a percentage of cash flows collected. Therefore, when Discounted Loans are sold, servicing fees increase substantially. The volume of loans, particularly Discounted Loans, being serviced by the U.S. Servicer, increased substantially during 1996 compared to 1995 due to substantial growth in the Company's loan pool acquisition activity. In addition, due to a securitization of non-performing loans (primarily Discounted Loans) in March 1996, higher fees associated with the accelerated cash flows to the Savings Banks were paid to the U.S. Servicer in the first quarter of that year.

  Compensation and Employee Benefits. Other expense relating to compensation and employee benefits also increased from approximately $2.5 million for 1995 to approximately $4.5 million for 1996, an increase of approximately $2.0 million (or 77.4%). The increase in compensation and employee benefits during this period reflected normal salary adjustments and an increase in the average number of full-time equivalent employees from 37 for 1995 to 54 for 1996, reflecting the expansion of business activities, particularly loan acquisition activities and the growth of merchant bankcard activities. In addition, the Savings Banks' administrative offices were relocated to Portland, Oregon in August 1996 which resulted in approximately $0.7 million of additional employee compensation.

  FDIC Insurance Premiums. FDIC insurance premiums increased from approximately $0.7 million for 1995 to approximately $2.4 million for 1996, an increase of approximately $1.7 million (or 230.2%), as a result of growth in deposits outstanding and the SAIF special assessment.

INCOME TAX PROVISION

  Income taxes amounted to approximately $0.1 million during 1996 compared to a provision of less than $0.1 million during 1995. This increase was due primarily to assessment of the valuation allowances against deferred tax assets. The Company's effective tax rate amounted to 2.5% and 7.4% during 1996 and 1995, respectively. Differences in the Company's effective tax rates in recent periods compared to combined Federal and State statutory rates were primarily attributable to changes in assessments of the realization of deferred tax assets. Exclusive of such amounts, the Company's effective tax rate amounted to 41% during 1996 and 1995.

CHANGES IN FINANCIAL CONDITION

  Mortgage-Backed and Other Securities.

  The Company's holdings of mortgage-backed securities and other securities increased approximately $277.4 million during 1997 primarily as a result of purchasing certain subordinated securities. For accounting purposes, the Company's mortgage-backed and other securities are classified as available for sale, trading account securities and held to maturity. At December 31, 1997, securities classified as available for sale consisted primarily of subordinate classes of mortgage-backed securities issued by unaffiliated third parties and certain mortgage-backed securities originated by the Wilshire Private Companies. Securities classified as trading account securities consisted primarily of Retained Securities. At December 31, 1997, securities classified as held to maturity consisted primarily of Government Securities that were acquired for liquidity purposes. The Company intends to sell to the Wilshire REIT a portion of its mortgage-backed securities for approximately $95.0 million. In addition, the Company intends to grant the Wilshire REIT a right of first refusal with respect to MBS Investments. As a consequence, the opportunity for the Company to invest in such assets would be limited to the extent the Wilshire REIT takes advantage of such investment opportunities.

  The following table sets forth the Company's mortgage-backed and other securities available for sale and held to maturity at the dates indicated:

                     MORTGAGE-BACKED AND OTHER SECURITIES

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                         1997    1996    1995
                                                       -------- ------- -------
                                                        (DOLLARS IN THOUSANDS)
      Available for sale:
        Mortgage-backed securities.................... $298,964 $31,270 $ 9,083
      Trading account securities:
        Mortgage-backed securities....................   38,969  24,541      --
      Held to maturity:
        U.S Government and other securities...........    5,946   7,429   6,470
        Mortgage-backed securities....................   18,468  21,724  13,119
                                                       -------- ------- -------
          Total.......................................   24,414  29,153  19,589
                                                       -------- ------- -------
          Total investment securities................. $362,347 $84,964 $28,672
                                                       ======== ======= =======

  The following table sets forth the Company's securities which exceed 10 percent of stockholders' equity at December 31, 1997:

         SECURITIES EXCEEDING 10 PERCENT OF STOCKHOLDERS' EQUITY

                       ISSUER                    CARRYING VALUE    MARKET VALUE
      -----------------------------------------  --------------    ------------
                                                   (DOLLARS IN THOUSANDS)
      Credit Suisse First Boston Mortgage Secu-
       rity Certificates REMIC 97-1R CL 1-B1...     $10,925(1)(2)    $10,925
      Securitized Asset Sales, Inc. 94-4 M2....      11,035(2)        11,035
      First Plus Home Loan Owners Trust 1997-2
       B4......................................      21,159           21,159
      Salomon Brothers Private Placement Senior
       Mortgage Pass Through Certificate VII 96
       LB3 10..................................      15,574(2)        15,574
      Salomon Brothers Mortgage Pass Through
       Certificate VII 1997-LB1 CE.............      17,960(2)        17,960
      Structured Asset Securities Corporation,
       Series 1996-3 ..........................       9,972            9,972
      Wilshire Consumer Obligation Trust 1995-
       A.......................................      17,002(2)        17,002

   (1) Subsequent to December 31, 1997, the Company sold one-half of its interest in these securities.
   (2) The Company intends to sell to the Wilshire REIT one-half of its interests in these securities.

  Loans, Net. Since January 1, 1995, the Company has substantially increased the level of its acquisition of pools of Non-Discounted Loans and Discounted Loans. As a result, the average balance of the Company's portfolio of Non-Discounted Loans and Discounted Loans has increased significantly as illustrated by the following table:

 AVERAGE UNPAID PRINCIPAL BALANCE OF THE PORTFOLIO OF NON-DISCOUNTED LOANS AND
                               DISCOUNTED LOANS

                                                         DECEMBER 31,
                                                  -----------------------------
                                                    1997       1996      1995
                                                  ---------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
      Single-family residential.................. $ 674,682  $327,014  $ 93,350
      Multi-family residential...................    95,386    73,470    70,631
      Commercial and other mortgage loans........   159,580    58,227    53,852
      Consumer and other (1).....................   223,735    29,110    10,137
                                                  ---------  --------  --------
        Total loans.............................. 1,153,383   487,821   227,970
      Unaccreted discount........................  (274,537)  (17,167)  (10,254)
      Allowance for loan losses..................   (75,939)  (39,675)  (21,591)
                                                  ---------  --------  --------
        Total.................................... $ 802,907  $430,979  $196,125
                                                  =========  ========  ========

--------
(1) In the first quarter of 1997, the Company acquired approximately $174.2 million of consumer loans for less than 1.1% of their face amount. Accordingly, the amount shown for "Consumer and other" increased substantially.

  The Company's portfolio of Non-Discounted Loans and Discounted Loans, net of discounts and allowances, increased by approximately $516.4 million during 1997 primarily as a result of the Company's business strategy of aggressively acquiring Discounted Loans and other mortgage loans.

  The Company intends to sell to the Wilshire REIT (i) U.S. Commercial Investments for approximately $29.6 million and (ii) International Investments in the United Kingdom for approximately $3.4 million. In addition, the Company intends to grant the Wilshire REIT a right of first refusal with respect to U.S. Commercial Investments and International Investments. As a consequence, the opportunity for the Company to invest in such assets would be limited to the extent the Wilshire REIT takes advantage of such investment opportunities.

  Foreclosed Real Estate, Net. Foreclosed real estate consists of properties acquired through foreclosure or deed-in-lieu thereof on loans held by the Company or properties that were purchased directly. Foreclosed real estate increased by approximately $91.4 million during 1997 primarily due to the increase in the Company's Discounted Loans and purchases of foreclosed real estate. The Company actively manages its portfolio of foreclosed real estate with a view to accelerating and maximizing the realization of cash from the disposition of that real estate.

  Due from Affiliate, Net. Due from affiliate, net of approximately $42.2 million at December 31, 1997 was primarily attributable to payments received in the normal course of servicing operations by U.S. Servicer, which had not yet been remitted to the Company.

  Deposits. Deposits decreased by approximately $139.0 million or 27.7% during 1997. Pursuant to the Order, First Bank is prohibited from increasing its total assets, as measured at the end of each calendar quarter above $553 million unless such increase is an amount that represents the total net interest credited on deposit liabilities earned during that quarter plus any increase permitted by the Order in prior quarters. First Bank has complied with these requirements. Accordingly, First Bank has allowed deposits to pay off to the extent not necessary to fund asset growth.

  Notes Payable. In the fourth quarter of 1996 and the first quarter of 1997, the Company issued $84.2 million of Notes. In the third quarter of 1997, the Company issued $100.0 million of Series A Notes. In the first quarter of 1998, the Company completed an exchange offer, pursuant to which the holders of the Series A Notes exchanged their Series A Notes for 13% Series B Notes due 2004 of the Company (the "Series B Notes"), which contain substantially identical terms as the Series A Notes, except with respect to restrictions on transfer.

  Short-Term Borrowings. Short-term borrowings increased by approximately $868.9 million during 1997, resulting from increased use of repurchase agreements and warehouse financing instead of deposits to fund the purchase of loans and securities.

ASSET AND LIABILITY MANAGEMENT

  Asset and liability management analyzes the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to limit the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company's asset and liability management strategy is formulated and monitored by the asset and liability committees for the Company and First Bank (the "Asset and Liability Committees") which meet regularly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and securitization activity, and maturities of investments and borrowings. The Asset and Liability Committees coordinate with First Bank's board of directors and the Company's investment committees with respect to overall asset and liability composition.

  Since most of the Company's assets and liabilities reprice relatively frequently, the Company's gap tends to be relatively easy to manage and the Company's interest rate risk analysis focuses less on managing the overall gap and more on ensuring that individual pools of loans are properly hedged. In hedging the interest rate exposure of a fixed-rate or lagging-index asset that is held for sale, the Company creates a hedge which matches the principal amortization of such asset against the maturity of the Company's liabilities generally by entering into short sales or forward sales of U.S. Treasury securities, Government securities, interest rate futures contracts, interest rate swap agreements or the purchase of interest only mortgage securities. This results in market gains or losses on hedging instruments, in response to interest rate increases or decreases, respectively, which approximate the amount of the corresponding market losses or gains, respectively, on loans being hedged. The Company evaluates the interest rate sensitivity of each pool of loans and decides whether to hedge the interest rate exposure of a particular pool of loans. The Company generally does not hedge the interest rate risk associated with holding non-lagging index adjustable-rate mortgages pending their sale or securitization due to the decreased significance of such risk. In general, when a pool of loans is acquired, the Company will determine whether or not to hedge and, with respect to any sale or financing of any pool of loans through securitization, the Company will determine whether or not to discontinue its duration-matched hedging activities with respect to the relevant loans.

  The Company will seek to purchase interest only securities ("IOs") to hedge against maturity extension risk in the Company's loan and securities portfolio in the event that the Company encounters slower than anticipated prepayments while still anticipating an acceptable return on the purchase of such IOs. Accordingly, if the underlying mortgage collateral prepays (including prepayments as a result of default and repurchases by the seller) at a rate faster than anticipated, the weighted average life of the IO will be reduced, and the yield to maturity adversely affected. Conversely, if the underlying mortgage collateral prepays at a rate slower than anticipated, the weighted average life of the IO will be extended, with a consequent positive effect on the anticipated yield to maturity.

  The Asset and Liability Committees are authorized to utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swap agreements are utilized by the Company to protect against the narrowing of the interest spread between fixed rate loans and associated liabilities funding those loans. The Company had approximately $214.9 million notional principal amount of interest rate swap agreements outstanding at December 31, 1997, which had the effect of decreasing the Company's net interest income by approximately $0.6 million during 1997.

  In addition, as required by OTS regulations, the Asset and Liability Committees also regularly review interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity ("MVPE"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and MVPE that is authorized by the board of directors of First Bank. In addition, at December 31, 1997, management estimates based upon the MVPE analysis prepared by the OTS that the estimated percentage change in the Company's MVPE over the ensuing four-quarter period as a result of a 200 basis point increase or decrease in interest rates would be an approximate 5% decrease or 3% decrease, respectively. The following table highlights the interest rate sensitivity of the OTS's models of MVPE of a change in rates from 0 to 400 basis points ("bp") as of December 31, 1997:

               INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE

                                                         NET PORTFOLIO VALUE
                                                      --------------------------
                      CHANGE IN RATES                 AMOUNT  $ CHANGE  % CHANGE
                      ---------------                 ------- --------  --------
                                                       (DOLLARS IN THOUSANDS)
      +400bp........................................  $43,463 $(12,010)   (22)%
      +300bp........................................   48,575   (6,898)   (12)%
      +200bp........................................   52,563   (2,910)    (5)%
      +100bp........................................   54,880     (594)    (1)%
       0bp..........................................   55,473       --     --
      -100bp........................................   54,983     (490)    (1)%
      -200bp........................................   53,952   (1,521)    (3)%
      -300bp........................................   53,010   (2,463)    (4)%
      -400bp........................................   52,663   (2,810)    (5)%

  Management of First Bank believes that the assumptions (including pre-payment assumptions) used by it to evaluate the vulnerability of First Bank's operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of First Bank's assets and liabilities and the estimated effects of changes in interest rates on First Bank's net interest income and MVPE could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based. Additionally, the OTS's model does not incorporate all of the terms and features of the hedging instruments.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity is the measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and newly originated mortgage and manufactured housing loans, and for general business purposes. The Company's sources of cash flow include certificates of deposit, securitizations, net interest income and borrowings under its warehouse and repurchase financing facilities and from institutional investors and other lenders and public and private debt offerings, including the Notes and the Series A Notes. In certain limited circumstances, the Company also has borrowed money from the Wilshire Private Companies in order to fund the acquisition of loans. The Company repaid such borrowings with PIK Preferred Stock on July 31, 1997. The Company redeemed the PIK Preferred Stock in February 1998. In addition, First Bank obtains funding through FHLB advances. The Company's liquidity is actively managed on a daily basis and reviewed periodically by the Board of Directors of the Company. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company, including adequate cash flows for off-balance sheet instruments.

  Sources of liquidity for First Bank include wholesale and brokered certificates of deposit. At December 31, 1997, First Bank had approximately $354.7 million of certificates of deposit. At December 31, 1997, scheduled maturities of certificates of deposit during the 12 months ending December 31, 1998 and thereafter amounted to approximately $316.6 million and approximately $38.1 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. However, management of First Bank believes it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds.

  At December 31, 1997, the Company's sources of borrowing included (i) an uncommitted master repurchase agreement between First Bank and Bear Stearns Mortgage Capital Corporation as to which the parties have orally agreed that approximately $210 million would be available for the purchase of loans, (ii) a committed $150 million warehouse lending agreement with Prudential Securities Credit Corporation, and (iii) certain repurchase arrangements with major investment banks, including $350 million (committed) under a repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC (subsequent to December 31, 1997, the facility was increased to $425 million) and $357.5 million (committed) under several repurchase agreements with Salomon Brothers Realty Corp. Sources of borrowings also include FHLB advances, which are required to be secured by eligible securities collateral, and reverse repurchase agreements. At December 31, 1997, First Bank had no FHLB advances outstanding, and was eligible to borrow up to an aggregate of $4.3 million from the FHLB of San Francisco and had $4.5 million of unencumbered mortgage-backed and related securities which could be pledged to secure such borrowings.

  The Company's uses of cash include the funding of purchases of U.S. residential Discounted Loans and Non-Discounted Loans, U.S. commercial Non-Discounted Loans, mortgage-backed securities and newly originated mortgage and manufactured housing loans, payment of interest expenses, repayment of loans, funding of initial over-collateralization requirements for securitizations, operating and administrative expenses, income taxes and capital expenditures. The Company's purchases of pools of loans and other assets are expected to utilize secured borrowings and be highly leveraged. The actual dollar amount of secured borrowings incurred by the Company will vary depending on a number of factors, including the amount of leverage lenders are willing to make available (which will be affected by market conditions), and management's determination as to the appropriate amount of leverage. With respect to pools of U.S. Discounted Loans and U.S. Non-Discounted Loans, the Company generally seeks to fund 90% and 95%, respectively, of the purchase price of such pools of loans with borrowed money. The Company draws on a number of sources to obtain such funds including certificates of deposit and repurchase arrangements with major investment banks. Capital expenditures by the Company have not been material.

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

  After utilizing available working capital, deposits and any securitization proceeds, the Company borrows money to fund its loan purchases and originations. At December 31, 1997, 1996 and 1995, the Company used borrowings under various repurchase arrangements and FHLB advances in the approximate amounts of $966.5 million, $97.6 million and $13.0 million, respectively, for new loan purchases and originations, purchases of real estate owned, and subordinated securities. The Company's business plan generally calls for using a high degree of leverage in acquiring loan portfolios. With respect to loan portfolios of discounted loans and performing loans, the Company generally seeks to fund 90% and 95%, respectively, of the market value of such loan portfolios with borrowed money. The Company draws on a number of sources to obtain such funds including certificates of deposit and repurchase arrangements with Wall Street investment banks.

  Given the Company's rapid growth and assuming that the Company continues to experience such growth, management believes that additional debt and/or equity financing may be required to sustain this level of growth once a substantial portion of the Company's equity offering, which was completed in February 1998, are invested. The Notes and Series B Notes contain certain limitations on indebtedness which may restrict the ability of the Company to issue additional indebtedness in the future and the Company may be obligated to seek equity financing. There can be no assurance that any such debt or equity financing will be available to the Company on financially attractive terms in the future.

  The Company is required to maintain funds sufficient to meet two semiannual interest payments on the Notes and the Series B Notes in liquid assets. In addition, First Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. The Company and First Bank have complied with these requirements.

REGULATORY CAPITAL REQUIREMENTS

  Federally-insured savings associations such as First Bank are required to maintain minimum levels of regulatory capital. These standards generally are as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. In connection with the 1997 examination, prior to the merger between First Bank and Girard, the OTS indicated that the capital level of Girard was less than satisfactory and the capital level of First Bank was not adequate in view of their risk profiles, despite the fact that the Savings Banks had capital levels that would otherwise have qualified them as "well capitalized" under OTS regulatory capital requirements. The OTS also indicated that the Savings Banks' current capital requirements may not be appropriate given the deficiencies noted in the examination. As a result, the Order required First Bank to maintain core capital and risk-based capital equal to the dollar amount of capital at First Bank and Girard at March 31, 1997, as measured at the end of each calendar quarter. The Order provided that in the event capital falls below the levels required by the Order as a result of any determination by the OTS or otherwise that adversely affects First Bank's financial condition, First Bank would have to raise additional capital. If the OTS were to impose higher capital requirements on First Bank or additional capital were required as a result of an adverse determination by the OTS or otherwise, the Company might inject additional capital into First Bank, whether or not such usage of capital is optimal for the Company.

  First Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by the regulators that, if undertaken, could have a direct material effect on First Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Bank must meet specific capital guidelines that involve quantitative measures of First Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. First Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require First Bank to maintain minimum amounts and ratios of total tangible capital, core capital and risk-based capital, as these terms are defined in OTS regulations. Under the regulatory framework for prompt corrective action, quantitative and qualitative measures are used by the OTS to determine whether an institution is categorized as "well capitalized," "adequately capitalized," "undercapitalized," or " significantly undercapitalized." Certain regulatory actions are mandated by law, depending on an institution's category. Quantitative measures include total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to tangible assets, as these terms are defined in OTS regulations.

  At December 31, 1997, the total core capital and total risk-based capital amounts of First Bank compared to the OTS requirements contained in the Order was as follows:

                                                 ACTUAL  OTS REQUIREMENT EXCESS
                                                 ------- --------------- ------
Total Core Capital.............................. $46,930     $45,018     $1,912
Total Risk-Based Capital........................ $51,429     $50,780     $  649

  The following table sets forth the regulatory capital ratios of First Bank at December 31, 1997.

                           REGULATORY CAPITAL RATIOS

                                                                   TO BE CATEGORIZED
                                                                          AS
                                                                  "WELL CAPITALIZED"
                                                                     UNDER PROMPT
                                              FOR CAPITAL             CORRECTIVE
                             ACTUAL      ADEQUACY PURPOSES (1)     ACTION PROVISIONS
                          -------------  -----------------------  -------------------
                          AMOUNT  RATIO    AMOUNT       RATIO       AMOUNT    RATIO
                          ------- -----  ------------ ----------  ---------- --------
                                          (DOLLARS IN THOUSANDS)
Total Capital to Risk-
 Weighted Assets (Risk-
 Based Capital).........  $51,429 15.0%  $     27,447      (greater than or = to)8.0%  $   34,308    (greater than or = to)10.0%
Tier 1 Capital to Risk-
 Weighted Assets........   46,930 13.7%         Not Applicable                             20,585    (greater than or = to) 6.0%
Core Capital to Tangible
 Assets.................   46,930 10.1%        18,610                            4.0%      23,262    (greater than or = to) 5.0%
Tangible Capital to
 Tangible Assets........   46,930 10.1%         6,979      (greater than or = to)1.5%      Not Applicable

--------
(1) These capital adequacy ratios represent the requirements for all savings institutions. First Bank's minimum capital requirements are the ratios specified in the Orders and those in the column containing the "well-capitalized" requirements as well as the capital amounts indicated in the preceding table.

  As of December 31, 1997, First Bank's capital ratios were sufficient for it to be categorized as "well capitalized" based solely on quantitative measurement and the OTS orally indicated that the Bank is considered to be "well capitalized" at this time. First Bank has not been notified by the OTS as to its capital category. If notified or otherwise deemed to be categorized as less than "well capitalized," First Bank could be subject to restrictions in addition to those specified in the Order, including restrictions on holding brokered deposits. As of December 31, 1997, First Bank had brokered deposits of $112.5 million.

  Because First Bank has minimum regulatory capital requirements and the additional requirements under the Order discussed above, substantially all retained earnings of First Bank are restricted as to distribution to WAC and, ultimately, to WFSG.

REGULATION

  Following examinations of the Savings Banks and WAC, the holding company for the Savings Banks, by the OTS in 1994, 1995, 1996 and 1997, the OTS issued Reports of Examination that were critical of the Savings Banks and WAC in a number of respects. These regulatory concerns initially resulted in the OTS requiring First Bank to enter into a Supervisory Agreement on June 8, 1995. The Supervisory Agreement required First Bank to take actions to achieve compliance with certain laws and regulations and safe and sound practices and to (a) develop plans and procedures concerning (i) reduction of non-performing assets, (ii) internal asset review, (iii) asset monitoring, (iv) appraisals,
(v) loan underwriting, (vi) loan purchases; (b) enhance record keeping; (c) develop requirements to ensure that the servicing of loans by the Wilshire Private Companies is satisfactory; and (d) maintain its separate corporate existence. In addition, the Supervisory Agreement required First Bank to maintain certain minimum capital ratios and prohibited First Bank from increasing total assets beyond specified levels and acquiring non-performing assets without the prior written consent of OTS.

  In July 1996, the OTS advised First Bank that it had not fully complied with the terms of the Supervisory Agreement and that the Savings Banks had failed in a number of respects to address regulatory concerns raised in the 1994 and 1995 examination reports. The OTS also expressed continuing concerns regarding the adequacy of management of First Bank in light of its business activities. As a result of these issues, the OTS replaced the Supervisory Agreement with a cease and desist order, effective October 31, 1996. Given the similar nature of Girard's business activities, the OTS has also issued a cease and desist order to Girard similar to the order issued to First Bank, also effective October 31, 1996. The issuance of a cease and desist order is generally evidence of an increased level of regulatory concern regarding the subject institution. In October 1997, the Savings Banks entered into amended Orders with the OTS which modified certain provisions of the original Cease and Desist Orders, effective October 27, 1997. With the approval of the OTS, First Bank and Girard merged in December 1997. Management believes that First Bank must continue to meet the aggregate requirements of the Orders.

  The Order prohibits First Bank from increasing its total assets, as measured at the end of each calendar quarter, in excess of $553 million plus total net interest credited on deposit liabilities. On March 27, 1998, the OTS provided First Bank conceptual approval to increase its total assets to $750 million. There can be no assurance as to when or if the OTS will amend the Order to reflect such increase. The Order also prohibits First Bank from purchasing (i) any loans or real estate, without the approval of the OTS, until certain acquisition and servicing deficiencies identified by the OTS have been corrected, and (ii) any non-performing assets or foreclosed real estate until such time as First Bank is rated a composite "3" rating according to the Uniform Financial Institutions Rating System.

  The Order requires First Bank to (i) maintain an effective internal asset review system that provides for adequate internal controls to ensure that management timely reviews and classifies assets pursuant to their policies;
(ii) fully comply with all policies and procedures submitted to the OTS pursuant to the previous cease and desist orders; (iii) operate pursuant to and comply with their business plans; (iv) submit to the OTS a written plan to develop or obtain the internal expertise and resources necessary to measure, monitor and model net interest income and net portfolio value (the "IRR Plan"); (v) review and analyze the terms of all existing loan servicing or other agreements with affiliates, to confirm that such agreements comply with the Order and that there are formal written agreements with respect to all transactions with affiliates; and (vi) compare the results of profitability models with the performance of purchased assets. The Order also requires First Bank to submit to the OTS after each calendar quarter, reports (i) detailing their progress in implementing their Allowance for Loan Losses policies and the results of their reserve analysis for the preceding calendar quarter; (ii) detailing any violations of the policies and procedures submitted to the OTS that occurred during the preceding quarter, together with an explanation as to what caused or contributed to the act or practice constituting such violation, and what, if any, corrective action has been undertaken; (iii) detailing any variances from the business plans that occurred during the preceding quarter, showing actual and planned results, and explaining any variances greater than 5 percent; and (iv) detailing the progress in implementing the IRR Plan during the preceding quarter.

  The Order also requires First Bank to elect at least two additional new outside directors with specific financial institution industry experience. Such outside directors cannot have any association with affiliates of First Bank, the Company or institution-affiliated parties. One director has been added and another is currently pending OTS approval.

  To address regulatory concerns, First Bank submitted to the OTS a bankcard plan (the "Bankcard Plan") which (i) established a method by which First Bank will estimate the appropriate level of reserves for its bankcard operations;
(ii) established internal controls; (iii) created an overdraft policy that requires timely recognition of overdraft losses and identifies employees with authority to approve overdrafts; and (iv) ensures that First Bank will comply with all applicable statutes and regulations. After each calendar quarter, First Bank is required to report to the OTS, in writing, any variances to the Bankcard Plan.

  The Order is enforceable by the OTS as written agreements under the Federal Deposit Insurance Act. Therefore, failure to comply with the requirements of the Order could subject First Bank and its directors and officers to further enforcement actions, including termination of Federal Deposit Insurance Corporation insurance or civil money penalties.

  Management believes that First Bank is in material compliance with the various provisions of the Orders.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Annual Report on Form 10-K which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include but are not limited to, the real estate market, the cease and desist orders, the availability of pools of loans at acceptable prices, the availability of financing for loan pool acquisitions, interest rates and European expansion. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  See Item 7--Asset and Liability Management--of Part II of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following sets forth information about the executive officers and directors of the Company as of February 28, 1998. The business address of each executive officer and director is the address of the Company, 1776 SW Madison Street, Portland, OR 97205, and each executive officer and director is a United States Citizen, unless otherwise noted.

  Andrew A. Wiederhorn, age 32, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation. Mr. Wiederhorn founded the Wilshire Companies in 1987 and continues to serve as the Chief Executive Officer, Treasurer, Secretary and sole director of the Wilshire Private Companies.

  Lawrence A. Mendelsohn, age 36, has been a director and the President of the Company since its formation. Since October 1996, Mr. Mendelsohn has been President of the Wilshire Private Companies. Mr. Mendelsohn was the Executive Vice President of the Wilshire Companies from February 1993 until December 1996. From January 1992 until February 1993 Mr. Mendelsohn was Vice President, Principal and Head of Capital Markets for Emerging Markets of Bankers Trust New York Corporation/BT Securities Corporation. From August 1987 until January 1992, Mr. Mendelsohn was the Vice President, Senior Options Principal and Head of Proprietary Trading for Equities, Equity Options and Distressed Debt for J.P. Morgan and Co./J.P. Morgan Securities.

  Sheryl Anne Morehead, age 45, is Executive Vice President, S&L Group of the Company and Chief Executive Officer of First Bank. Ms. Morehead was Senior Vice President, S&L Group of the Company and Chief Executive Officer of First Bank from November 1996 until June 1997. From December 1993 until October 1996, Ms. Morehead was the Chief Credit Officer/Chief Operating Officer of First Los Angeles Bank/San Paulo Bank Group, a commercial banking institution. From August 1990 until December 1993, Ms. Morehead was the Chief Credit Officer/Executive Vice President of First Federal Bank of Santa Monica, a savings bank.

  Chris Tassos, age 40, is Executive Vice President and Chief Financial Officer of the Company. Mr. Tassos was Senior Vice President and Chief Financial Officer of the Company from October 1996 until June 1997. Mr. Tassos is Executive Vice President of the Wilshire Private Companies and from August 1995 until June 1997 was Senior Vice President of the Wilshire Private Companies. From March 1992 until February 1995 he was the Chief Financial Officer and/or Senior Vice President of Finance of Long Beach Mortgage Company (formerly Long Beach Bank).

  Phillip D. Vincent, age 43, is Executive Vice President, Loan Servicing of the Company. Mr. Vincent was Senior Vice President, Loan Servicing of the Company from October 1996 until June 1997. Mr. Vincent is Executive Vice President of the Wilshire Private Companies and from August 1996 until June 1997 was Senior Vice President of the Wilshire Private Companies. Mr. Vincent was Senior Vice President and Chief Administrative Officer of The J.E. Robert Company, Inc., one of the largest real estate and mortgage investment managers in the U.S. from April 1995 until July 1996, Senior Vice President and Managing Officer of The J.E. Robert Company, Inc. from June 1992 until September 1995, and Vice President and Division Manager of The J.E. Robert Company, Inc. from 1991 until May 1992. Mr. Vincent is a member of the American Institute of Certified Public Accountants.

  Bo G. Aberg, age 49, is Senior Vice President, in charge of European Operations of the Company. From November 1994 to September 1996, Mr. Aberg was Chief Executive Officer of Securum Holding B.V., a Kingdom of Sweden owned work-out company in Europe. From September 1992 to November 1994, Mr. Aberg was Chief Executive Officer of Securum Real Estate Group, Malmo, Sweden. From January 1982 to September 1992 Mr. Aberg held several positions within the PK Group (a Swedish banking group), and from September 1974 to January 1982 he was a Chartered Accountant for Hagstroms Revisions Byra AB Sweden (now Ernst & Young). Mr. Aberg is a citizen of Sweden.

  Donald J. Berchtold, age 52, is Senior Vice President, Administration. Since March 1992 Mr. Berchtold has been Senior Vice President of the Wilshire Private Companies. From February 1991 until November 1992 he was a consultant to Entertainment Publications Inc.--CUC International Inc. Mr. Berchtold is Mr. Wiederhorn's father-in-law by marriage.

  Kenneth R. Kepp, age 42, is Senior Vice President, Operations. Since November 1991, Mr. Kepp has been Senior Vice President of the Wilshire Priviate Companies. From June 1991 until November 1991, Mr. Kepp was the Managing Director of Network Associates International, a consulting company to the leasing industry.

  Glenn J. Ohl, age 43, is Senior Vice President of the Company and Chief Financial Officer of WFC. Since November 1996, Mr. Ohl has been the Chief Financial Officer of the Wilshire Private Companies. From August 1995 until October 1996, Mr. Ohl was the Senior Vice President and Corporate Treasurer of CWM Mortgage Holdings, Inc., an affiliate of Countrywide Credit Industries Inc., a residential financing company. From September 1992 until August 1995, Mr. Ohl was the Executive Vice President and Chief Financial Officer of ARCS Mortgage, Inc., a financing company.

  Peter O'Kane, age 31, is Senior Vice President, Loan Acquisitions. Mr. O'Kane was Vice President, Loan Acquisitions from October 1996 until June 1997. Since May 1994, Mr. O'Kane has been the Senior Vice President or Vice President, Loan Acquisitions of the Wilshire Private Companies. From September 1992 until April 1994, Mr. O'Kane was an Asset Manager, Investment Division of J.E. Robert Company, Inc. From September 1991 until September 1992, Mr. O'Kane was a staff consultant with Arthur Andersen and Company. From March 1990 until August 1991, Mr. O'Kane was an analyst for GranCorp, Inc., a real estate investment company.

  Robert G. Rosen, age 31, is Senior Vice President, Asset Securitization and Capital Markets of the Company. Mr. Rosen was the Vice President of Securitization at BTM Capital Corp., a wholly owned subsidiary of the Bank of Tokyo-Mitsubishi, Ltd. from March 1997 until October 1997. From January 1995 until March 1997 Mr. Rosen was a Director of Black Diamond Advisors, Inc., a firm specializing in securitization and capital markets needs of finance companies. From January 1994 to January 1995 Mr. Rosen was with Kidder Peabody and Co. in the Asset-Backed Securitization Group. From 1991 to 1994 Mr. Rosen was the Assistant Vice President and Manager of Securitization and Commercial Paper within the Corporate Trust Department at Bankers Trust Company.

  James B. Svinth, age 35, is Senior Vice President, Secondary Markets of the Company. Mr. Svinth was Group Senior Vice President of Norwest Mortgage, Inc., a wholly owned subsidiary of Norwest Corporation from September 1996 to January 1998. Mr Svinth was Senior Vice President of Structured Finance of Norwest Mortgage, Inc. from September 1996 to January 1998. From January 1994 to May 1996, Mr. Svinth was Senior Vice President of Capital Markets of Prudential Home Mortgage, a wholly owned subsidiary of The Prudential Insurance Company of America. From 1987 until 1994, Mr. Svinth held Secondary Marketing positions with Prudential Home Mortgage.

  R. Scott Stevenson, age 40, is Senior Vice President of the Company. Mr. Stevenson was Vice President of the Company and President of Girard and First Bank from October 1996 until September 1997. From June 1991 until October 1996, he was the President and Chief Executive Officer of Girard. From January 1986 until June 1991, he held various positions at Girard including Chief Operating Officer, Chief Financial Officer and Loan Officer. Since October 1997, Mr. Stevenson has been Senior Vice President of the Wilshire Private Companies.

  Geoffrey B. Davis, age 55, is Chief Information Officer of the Company. Since 1970 Mr. Davis has held various senior management positions in information systems with Bank of America in Venezuela, Panama, Spain, Canada, Mexico and Brazil.

  David Dale-Johnson, age 50, has been a director of the Company since its formation. Mr. Dale-Johnson has been the Director, Program in Real Estate, School of Business Administration, University of Southern California since 1988. Mr. Dale-Johnson also is Vice-Chairman and a director of Century Center for Economic Opportunity, Inc., a non-profit corporation. Mr. Dale-Johnson also is a consultant for several public and private companies and government agencies.

  Don H. Coleman, age 59, has been a director of the Company since its formation. Since March 1994, Mr. Coleman has been the President of International Manufacturing and Licensing, Inc., a subsidiary of the ICT Group, Inc., a worldwide supplier of wireless phone equipment. From January 1988 until March 1994, Mr. Coleman was President of Liquid Spring Corporation, a manufacturer of automobile components. Mr. Coleman is a director of ICT Group, Inc. and Fabricated Metals, Inc., a materials handling equipment manufacturer.

  Philip G. Forte, age 33, has been a director of the Company since its formation. Mr. Forte has been the Chief Executive Officer of Travelers Telecommunications, Inc., a provider of value added communication services to the travel industry, since June 1994. From March 1992 until June 1994, Mr. Forte was the Vice President, Sales and Marketing of Vinyl Chem International, Inc., a specialty chemical company. From September 1989 until March 1992 Mr. Forte was the Vice President, Sales and Marketing of Pacific Western University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires a company's directors and executive officers, and beneficial owners of more than 10% of the common stock of such company to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company's securities. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company for the year ended December 31, 1996, the following directors, officers, or beneficial owners of more than 10% of the Company's Common Stock, failed to timely furnish reports on Form 3, 4 and 5: Robert G. Rosen (Form 3) and Donald J. Berchtold (Form 5).

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

  Each member of the Board of Directors who is not an officer or employee of the Company is paid a per meeting fee of $1,000 for each Board of Directors' meeting and a fee of $100 per hour for each committee meeting attended which is not held on a regularly scheduled meeting date. Officers and employees of the Company who also serve as directors do not receive any retainer or additional fees for serving as a director. Under the Company's Stock Plan, on the last trading day of each calendar quarter, the Company automatically grants each director who is not also an employee of the Company or a subsidiary of the Company an option to purchase the number of shares of Common Stock equal to $6,250 divided by the fair market value per share of the Common Stock (it's market price) on the date of grant. In addition, each director who is not also an employee of the Company or a subsidiary of the Company is eligible for annual grants of options.

SUMMARY COMPENSATION TABLE

  The following table sets forth the total compensation paid or accrued by the Company for services rendered during the year ended December 31, 1997 to the Chief Executive Officer of the Company, and to each of the four other most highly compensated executive officers of the Company whose total cash compensation for the year ended December 31, 1997 exceeded $100,000 (the "Named Executive Officers").

                                                                 LONG-TERM
                                  ANNUAL COMPENSATION           COMPENSATION
                               ---------------------------    ----------------
                                                                 SECURITIES
       NAME AND PRINCIPAL                                        UNDERLYING
            POSITION           YEAR SALARY ($)   BONUS ($)    OPTIONS/SARS (#)
       ------------------      ---- ----------   ---------    ----------------
   Andrew A. Wiederhorn......  1997  $300,000          --              --
    Chairman, Chief Executive  1996    65,000(1)       --         730,000
    Officer, Secretary and
    Treasurer
   Lawrence A. Mendelsohn....  1997  $300,000          --              --
    President                  1996    73,494(1)       --         365,000
   Bo G. Aberg...............  1997  $372,168    $246,765           5,000
    Senior Vice President,
     European Operations       1996  $ 51,420(3) $ 41,925(3)           --
   Sheryl A. Morehead........  1997  $277,655    $100,000          15,000
    Executive Vice President,
     S&L Group                 1996  $ 36,907(2) $ 25,000              --
   Chris Tassos..............  1997  $168,400(3) $ 90,000(3)       60,000
    Executive Vice President
     and                       1996  $ 13,125(3)       --(3)           --
    Chief Financial Officer

--------
(1) Mr. Wiederhorn and Mr. Mendelsohn elected in the past to receive minimal compensation from the Wilshire Companies to maintain capital in the Wilshire Private Companies and have received shareholder loans from the Wilshire Companies to fund the acquisition and growth of First Bank of Beverly Hills, F.S.B., a wholly-owned subsidiary of the Company and Girard Savings Bank, F.S.B., a wholly-owned subsidiary of the Company and certain other expenses. On December 31, 1997, First Bank was merged into Girard and the surviving entity was renamed First Bank of Beverly Hills, F.S.B.
(2) Ms. Morehead was hired in November 1996.
(3) Represents amounts paid by the Company. Does not include amounts paid by the Wilshire Private Companies.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

  The following table provides information concerning stock options granted by the Company during the year ended December 31, 1997 to each of the Named Executive Officers.

                                                                            POTENTIAL
                                       % OF TOTAL                      REALIZABLE VALUE AT
                                      OPTIONS/SARS                       ASSUMED ANNUAL
                          NUMBER OF    GRANTED TO                        RATES OF STOCK
                          SECURITIES  EMPLOYEES IN EXERCISE            PRICE APPRECIATION
                          UNDERLYING   YEAR ENDED  OR BASE             FOR OPTION TERM(1)
                         OPTIONS/SARS DECEMBER 31,  PRICE   EXPIRATION -------------------
          NAME            GRANTED(#)      1997      ($/SH)     DATE       5%       10%
          ----           ------------ ------------ -------- ---------- -------- ----------
Andrew A. Wiederhorn....        --          --          --       --          --         --
Lawrence A. Mendelsohn..        --          --          --       --          --         --
Bo G. Aberg.............    15,000         5.7%     $25.48     2007    $ 44,407 $  125,298
Sheryl A. Morehead......    15,000         5.7%     $25.48     2007    $181,545 $  512,247
Chris Tassos............    60,000        22.7%     $27.18     2007    $774,504 $2,185,343

--------
(1) These amounts represent hypothetical gains that could be achieved for the options if they are exercised at the end of their terms. The assumed 5% and 10% rates of stock price appreciation are mandated by rules of the Securities and Exchange Commission. They do not represent the Company's estimate or projection of future prices of the Common Stock.

EMPLOYMENT AND OTHER ARRANGEMENTS

  The Company has entered into substantially similar employment agreements, effective November 1, 1996, with Andrew A. Wiederhorn (as Chief Executive Officer) and Lawrence A. Mendelsohn (as President) (each individually, an "Executive" and collectively, the "Executives"). Each agreement provides for an initial three-year term which is automatically renewable for successive two-year terms (the "Employment Term") unless either party gives written notice to the other at least ninety days prior to the expiration of the then Employment Term.

  The agreement provides for an annual base salary of $300,000 for Mr. Wiederhorn and $300,000 for Mr. Mendelsohn (which may be increased, but not decreased, by the Compensation Committee of the Board of Directors) and an annual bonus. The bonus payable to Mr. Wiederhorn and Mr. Mendelsohn will be determined by the Compensation Committee of the Board of Directors and may not exceed in the aggregate 20% of the pre-tax profits of the Company. Mr. Wiederhorn and Mr. Mendelsohn will share equally in the first $400,000 of any such bonus and thereafter their respective bonus will be two-thirds and one-third. The agreement also provides that Mr. Wiederhorn and Mr. Mendelsohn may participate in the Company's Incentive Stock Plan.

  The agreement also provides that during the Employment Term and thereafter, the Company will indemnify the Executive to the fullest extent permitted by law, in connection with any claim against the Executive as a result of the Executive serving as an officer or director of the Company or in any capacity at the request of the Company in or with regard to any other entity, employee benefit plan or enterprise. Following the Executive's termination of employment, the Company will continue to cover the Executive even if the Executive has ceased to serve in such capacity.

  If any payment to the Executive together with certain other amounts paid to the Executive, exceeds certain threshold amounts and results from a change in ownership as defined in Section 280G(b)(2) of the Code, the agreements provide that the Executive will receive an additional amount to cover the federal excise tax and any interest, penalties or additions to tax with respect thereto on a "grossed up" basis.

  The agreement may be terminated at any time by the Executive for Good Reason or with or without Good Reason during the Change in Control Protection Period (if a Change in Control occurs) or by the Company with or without Cause (as each capitalized term is defined in the agreement).

  If the Executive terminates his employment with the Company for Good Reason, with or without Good Reason during the Change in Control Protection Period (if a Change in Control occurs), the Executive is terminated without Cause, or the Executive's employment terminates as a result of the Company giving notice of nonextension of the Employment Term, he will receive severance pay (i) in an amount equal to three times Base Salary in effect at termination and three times the highest annual bonus paid or payable for any of the previous three years, (ii) accelerated full vesting under all outstanding equity-based and long-term incentive plans, (iii) any other amounts or benefits due under then applicable employee benefit plans of the Company (in accordance with such plan, policy or practice), (iv) three years of additional service credit that the Executive would otherwise have been credited under any pension type qualified or nonqualified pension plan, (v) three years of the maximum Company contribution under any qualified or nonqualified 401(k) type plan and (vi) continued medical benefits for three years. The agreement provides that the Executive will have no obligation to mitigate the Company's financial obligations in the event of his termination due to death, disability, termination for Good Reason, termination with or without Good Reason during the Change in Control Protection Period or termination without Cause, and there will be no offset against the Company's financial obligations for other amounts earned by the Executive.

  If termination is the result of Executive's death, the Company will pay to the Executive (or his estate), an amount equal (i) any earned but not yet paid compensation, (ii) a pro-rated bonus, (iii) any other amounts or benefits due under then applicable employee benefit plans of the Company (in accordance with such plan, policy or practice), (iv) payment on a monthly basis of 6 months of base salary to Executive's spouse or dependents and (v) continued medical coverage for the Executive's spouse and dependents for three years. In addition, the Executive will receive accelerated full vesting under all outstanding equity-based and long-term incentive plans. If Executive's employment is terminated by reason of disability, the Executive will be entitled to receive payments and benefits to which his representatives would be entitled in the event of his termination by reason of death, provided that the payment of base salary will be reduced by any long-term disability payments under any policy maintained by the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  The Compensation Committee report below shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the "Securities Act") or under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Securities Act or Exchange Act. The Compensation Committee of the Board of Directors of the Company (the "Committee") is made up exclusively of non-employee directors. The Committee administers the executive compensation programs of the Company. All actions of the Committee pertaining to executive compensation are submitted to the Board of Directors for approval.

  The Company's executive compensation program is designed to attract, retain, and motivate high caliber executives and to focus the interests of the executives on objectives that enhance stockholder value. These goals are attained by emphasizing "pay for performance" by having a portion of the executive's compensation dependent upon business results and by providing equity interests in the Company. The principal elements of the Company's executive compensation program are base salary and stock options. In addition, the Company recognizes individual contributions as well as overall business results, using a discretionary bonus program.

 Base Salary

  Base salaries for the Company's executives are intended to reflect the scope of each executives' responsibilities, the success of the Company, and contributions of each executive to that success. Executive salaries are adjusted gradually over time and only as necessary to meet this objective. Increases in base salary may be moderated by other considerations, such as geographic or market data, industry trends or internal fairness within the Company. The salary increases in calendar year 1997 for the Named Executive Officers generally reflect this policy.

  The base salaries for Andrew A. Wiederhorn and Lawrence A. Mendelsohn for 1997 are set forth in their respective employment agreements, which are described under "Employment and Other Arrangements." In the future, their base salaries will be reviewed annually by the Committee.

 Bonuses

  Annual discretionary bonuses were paid by the Company and the Savings Banks in 1997. The amount of the annual discretionary bonuses paid by the Company was determined by the Committee and the amount of the annual discretionary bonuses paid by the Savings Banks was determined by the board of directors of First Bank and Girard.

 Incentive Stock Option Plan

  Prior to its initial public offering in December 1996, the Company adopted an Incentive Stock Option Plan, (the "Stock Plan"). The purpose of the Stock Plan is to enable the Company to attract, retain and motivate key employees, directors and, on occasion, consultants, by providing them with equity participation in the Company. Accordingly, the Stock Plan permits the Company to grant incentive stock options ("ISOs"), non-statutory stock options ("NSOs"), restricted stock and stock appreciation rights (collectively "Awards") to employees, directors and consultants of the Company and subsidiaries of the Company. The Board of Directors has delegated administration of the Stock Plan to the Committee.

  Under the Stock Plan, the Committee may grant ISOs and NSOs. The option exercise price of both ISOs and NSOs may not be less than the fair market value of the shares covered by the option on the date the option is granted. However, the exercise price of ISOs granted to holders of more than 10% of the Company's outstanding stock may not be less than 110% of that fair market value. The Committee may also grant Awards of restricted shares of Common Stock. Each restricted stock Award would specify the number of shares of Common Stock to be issued to the recipient, the date of issuance, any consideration for such shares and the restrictions imposed on the shares (including the conditions of release or lapse of such restrictions). The Committee may also grant Awards of stock appreciation rights. A stock appreciation right entitles the holder to receive from the Company, in cash or Common Stock, at the time of exercise, the excess of the fair market value at the date of exercise of a share of Common Stock over a specified price fixed by the Committee in the Award, multiplied by the number of shares as to which the right is being exercised. The specified price fixed by the Committee will not be less than the fair market value of shares of Common Stock at the date the stock appreciation right was granted.

  In 1997, the Company issued options for a total of 263,909 shares of Common Stock to executive officers and employees.

 Policy of Deductibility of Compensation

  Section 162(m) of the Internal Revenue Code limits the Company's tax deduction to $1 million for compensation paid to the Named Executive Officers, unless certain requirements are met. One of these requirements is that compensation over $1 million must be performance based. The Committee intends to continue to use performance-based compensation, which should minimize the effect of these regulations. However, the Committee strongly believes that its primary responsibility is to provide a compensation program that will attract, retain and reward the executive talent necessary to maximize the return to stockholders, and that the loss of a tax deduction may be necessary in some circumstances. Base salary does not qualify as performance-based compensation under IRS regulations.

 CEO Compensation

  Andrew A. Wiederhorn was appointed the Company's chief executive officer at its formation. Mr. Wiederhorn's base salary for 1997 was not determined by the Committee and is set forth in an employment agreement. Mr. Wiederhorn elected not to receive a bonus in 1997. Future decisions regarding Mr. Wiederhorn's base salary and bonus will be determined by the Committee, using criteria similar to that used for the other executive officers of the Company.

                                          COMPENSATION COMMITTEE
                                          David Dale-Johnson
                                          Don H. Coleman

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Determinations regarding compensation of the Company's employees are made by the Committee. David Dale-Johnson and Don H. Coleman are the members of the Committee. Neither David Dale-Johnson nor Don Coleman participated in the compensation decisions relating to Messrs. Wiederhorn's and Mendelsohn's base salary for fiscal 1997. Messrs. Wiederhorn and Mendelsohn actively participated in such decisions.

  The Company leases office space for its corporate headquarters from Wilshire Properties I, Incorporated, an Oregon corporation ("WPI"). Andrew A. Wiederhorn and Lawrence A. Mendelsohn are the beneficial owners of WPI. The lease agreement provides for an aggregate annual rent payment in 1998 of approximately $276,000 and expires December 31, 2001. In addition to base rent the Company is required to pay its proportionate share of operating expenses incurred by WPI in connection with the operations of the building. First Bank and Girard sub-lease approximately 8,000 sq. ft. of office space in two locations from the Company for an aggregate annual rental payment in 1998 of $4. The term of the sub-lease is year-to-year. Messrs. Wiederhorn and Mendelsohn have indicated that they intend to sell the property to the Wilshire REIT. The Company currently owns 100% of the Wilshire REIT and expects to maintain a minority interest (currently expected to be approximately 9.9%, with options to acquire an additional 10%) in the Wilshire REIT following the Wilshire REIT's proposed initial public offering.

  In connection with the formation of WFSG, on December 24, 1996, certain executive officers and directors exchanged 5.1% of the capital stock of Girard, 5.1% of the capital stock of First Bank, and approximately 99% of the capital stock of WAC, for 5,447,901 shares of Common Stock of the Company.

  The Company is a party to a loan servicing agreement with the U.S. Servicer pursuant to which the U.S. Servicer acts as a sub-servicer for the Company and provides loan portfolio management services, including billing, portfolio administration and collection services for the Company's pools of loans. The Company pays the U.S. Servicer a servicing fee at or below the prevailing market rates for each pool of loans the U.S. Servicer is servicing for the Company.

  First Bank is party to a loan servicing agreement with the U.S. Servicer pursuant to which the U.S. Servicer provides loan portfolio management services, including billing, portfolio administration and collection services for all loans owned, acquired or made by First Bank.

  On December 31, 1997, First Bank was merged into Girard and the surviving entity was renamed First Bank of Beverly Hills, F.S.B.

  While the Company is obtaining necessary licensing approvals for its servicing operations, certain executive officers of the Company, including Andrew Wiederhorn, Lawrence Mendelsohn, Kenneth Kepp, Donald Berchtold, Chris Tassos and Phillip Vincent are continuing to serve as executive officers of the Wilshire Private Companies and receive compensation from the Wilshire Private Companies.

  While the Company is obtaining the necessary regulatory approvals, the U.S. Servicer is originating residential mortgage loans for the Company's account through its correspondent relationships and transferring the newly originated loans to the Company, which simultaneously provides funding for those loans.

  The Company and the Wilshire Private Companies are parties to an Administrative Services Agreement pursuant to which the Wilshire Private Companies and the Company have agreed to provide certain services to each other, including, among other things, certain financial reporting functions, legal compliance, banking, risk management and operational and strategic services. The agreement provides for the payment of a market rate fee plus reimbursement of any out-of-pocket expenses for any services rendered by one party for another. The initial term of the agreement expires on December 31, 1997, subject to renewal for successive one-year periods.

  In the first quarter of 1997, the U.S. Servicer assigned the servicing rights to a portfolio of home equity loans, second lien mortgages, consumer loans and mortgage-backed securities (the "Institutional Portfolio") to the Company. Thereafter, the Company purchase the Institutional Portfolio from a major institutional investor at a discount that resulted in the Company's receipt of a servicing fee of approximately $5.6 million, the recognition of which is being deferred and amortized over the life of the Institutional Portfolio.

  From January 1, 1997 through March 31, 1997, the Company purchased $128.4 million aggregate principal amount of mortgage and other loans from the U.S. Servicer. The indentures for the Company's Notes and Series A Notes contain an exception to the prohibition on transactions with affiliates for purchases on or before March 31, 1997 of loan portfolios acquired by an affiliate of the Company after July 31, 1996, where the purchase price does not exceed the lower of two independent bids for the acquired loan portfolios. Management believes that the Company's loan purchases were made in compliance with the indentures.

  Effective July 31, 1997, the Company issued to the Wilshire Private Companies 27,500 shares of its PIK Preferred Stock having an aggregate liquidation value of $27.5 million in exchange for the cancellation of certain accounts payable to the Wilshire Private Companies aggregating approximately $27.1 million and cash in the amount of approximately $400,000. In February 1998, the Company redeemed $27.5 million of PIK Preferred Stock, plus accrued dividends.

  The Company loaned Kenneth R. Kepp $295,000 which is secured by a mortgage on Mr. Kepp's principal residence. The Company has a first priority lien on $235,143.20 of such indebtedness which bears interest at 8.75% per annum and a second lien on $57,467.34 of such indebtedness which bears interest at 10% per annum.

  Through December 31, 1997, the Company loaned David Dale-Johnson $130,000 to complete construction of his principal residence. Such indebtedness bears interest at 10.5% per annum.

  The Company loaned Robert G. Rosen $435,000 which is secured by a mortgage on Mr. Rosen's principal residence. Such indebtedness bears interest at 7.78% per annum.

                               PERFORMANCE GRAPH

  The Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

  The following Performance Graph covers the period beginning December 19, 1996 when the Company's Common Stock was first traded on the NASDAQ Stock Market through December 31, 1997. The graph compares the performance of the Company's Common Stock to the S&P 500 and a Financial Services Index ("FSI").





                                      LOGO
                         1997 MEASUREMENT PERIOD(1)(2)

                                          DECEMBER 19, DECEMBER 31, DECEMBER 31,
                                              1996         1996         1997
                                          ------------ ------------ ------------
      Company............................   $100.00      $154.76      $163.08
      FSI(3).............................   $100.00      $102.04      $100.58
      S&P 500............................   $100.00      $ 99.33      $131.01

--------
(1) Assumes all distributions to stockholders are reinvested on the payment dates.
(2) Assumes $100 invested on December 19, 1996 in the Company's Common Stock, the S&P 500 Index and the FSI.
(3) The companies included in the FSI are Advanta Corporation, Amresco Inc., Countrywide Credit Industries Inc., Green Tree Financial Corporation and Ocwen Financial Corporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table shows as of January 31, 1998 the beneficial ownership of Common Stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director and nominee for director, (iii) each executive officer named in the Summary Compensation Table, and (iv) directors and executive officers as a group.

                                                           AMOUNT AND
                                                           NATURE OF      PERCENT
                                                           BENEFICIAL       OF
            NAME AND ADDRESS OF BENEFICIAL OWNER(1)        OWNERSHIP       CLASS
            ---------------------------------------        ----------     -------
      Andrew A. Wiederhorn...............................  4,002,131(2)    33.9
      Lawrence A. Mendelsohn.............................  2,003,330(3)    17.5
      Bo G. Aberg........................................      5,000(7)       *
      Donald J. Berchtold................................     16,417(5)       *
      Kenneth E. Kepp....................................      9,245(6)       *
      Sheryl Anne Morehead...............................     15,000(4)       *
      Glenn J. Ohl.......................................      7,857(7)       *
      Peter O'Kane.......................................     13,133(8)       *
      Robert G. Rosen....................................     23,000(9)       *
      R. Scott Stevenson.................................      8,504(10)      *
      Chris Tassos.......................................     64,761(11)      *
      Phillip D. Vincent.................................     39,285(12)      *
      Don H. Coleman.....................................     33,760(13)      *
      Philip G. Forte....................................     12,255(14)      *
      David Dale-Johnson.................................     34,682(13)      *
      Wellington Management Company, LLP.................    996,400(15)    9.0
      All executive officers and directors as a group (15
       persons)..........................................  6,288,360       50.9

--------
 (1) The address for each stockholder, other than Wellington Management Company, LLP is c/o Wilshire Financial Services Group Inc., 1776 SW Madison Street, Portland, OR 97205. The address for Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.
 (2) Includes 5,004 shares of Common Stock held by his minor children and 25,000 shares of Common Stock held by a partnership controlled by Mr. Wiederhorn. Also includes 730,000 shares of Common Stock which may be acquired upon the exercise of options.
 (3) Includes 125,000 shares of Common Stock held by a partnership controlled by Mr. Mendelsohn and his spouse. Also includes 365,000 shares of Common Stock which may be acquired upon the exercise of options.
 (4) Includes 15,000 shares of Common Stock which may be acquired upon the exercise of options.
 (5) Includes 2,571 held by his spouse and 952 shares held by his minor children. Also includes 8,133 shares of Common Stock which may be acquired upon the exercise of options.
 (6) Includes 6,845 shares of Common Stock which may be acquired upon the exercise of options.
 (7) Includes 5,000 shares of Common Stock which may be acquired upon the exercise of options.
 (8) Includes 8,000 shares of Common Stock which may be acquired upon the exercise of options.
 (9) Includes 20,000 shares of Common Stock which may be acquired upon the exercise of options. Also includes 3,000 shares of Common Stock held in his mother's IRA account, with respect to which Mr. Rosen has discretionary authority.
(10) Includes 26 shares of Common Stock held in a trust controlled by Mr. Stevenson and his spouse. Also includes 8,478 shares of Common Stock which may be acquired upon the exercise of options.

(11) Includes 4,761 shares of Common Stock held jointly with his spouse and 60,000 shares of Common Stock which may be acquired upon the exercise of options.
(12) Includes 3,333 shares of Common Stock held jointly with his spouse and 952 shares of Common Stock held by his minor children. Also includes 35,000 shares of Common Stock which may be acquired upon the exercise of options.
(13) Includes 22,538 shares of Common Stock which may be acquired upon the exercise of options.
(14) Includes 11,303 shares of Common Stock which may be acquired upon the exercise of options.
(15) Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission on or about February 11, 1998.
  * less than one (1) percent

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  See Item 12. Executive Compensation--Compensation Committee Interlocks and Insider Participation.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements

    See Index to Financial Statements immediately following Exhibit Index.

  (b) Reports on Form 8-K

    (i) Current report on Form 8-K, dated January 16, 1997;

    (ii) Current report on Form 8-K, dated April 10, 1997; and

    (iii) Current report on Form 8-K, dated August 14, 1997.

  (c) Exhibits

    See Exhibit Index immediately following the signature page.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
Report of Independent Public Accountants................................... F-2
Independent Auditors' Report............................................... F-3
Consolidated Financial Statements:
  Consolidated Statements of Financial Condition
   December 31, 1997 and 1996.............................................. F-4
  Consolidated Statements of Operations
   Years Ended December 31, 1997, 1996 and 1995............................ F-5
  Consolidated Statements of Cash Flows
   Years Ended December 31, 1997, 1996 and 1995............................ F-6
  Consolidated Statements of Stockholders' Equity
   Years Ended December 31, 1997, 1996 and 1995............................ F-8
  Notes to Consolidated Financial Statements............................... F-9

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wilshire Financial Services Group Inc. and Subsidiaries:

  We have audited the accompanying consolidated statement of financial condition of Wilshire Financial Services Group Inc. and Subsidiaries (the "Company") as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  As discussed in Note 10 to the consolidated financial statements, the Company's subsidiary, First Bank of Beverly Hills, F.S.B. (the "Bank") is operating under a regulatory agreement with the Office of Thrift Supervision that includes, among other things, limitations on asset growth and asset acquisition activity, requirements to enhance the internal control environment of the Bank and the maintenance of specific regulatory capital requirements.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Financial Services Group Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Los Angeles, California
March 12, 1998

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders Wilshire Financial Services Group
 Inc. and Subsidiaries

  We have audited the accompanying consolidated statement of financial condition of Wilshire Financial Services Group Inc. and Subsidiaries (the "Company") as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Wilshire Financial Services Group Inc. and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

  As discussed in Note 10 to the consolidated financial statements, as of March 14, 1997, the Company's subsidiaries, First Bank of Beverly Hills F.S.B. and Girard Savings Bank F.S.B. are operating under regulatory agreements with the Office of Thrift Supervision that require them to meet certain prescribed requirements.

                                          /s/ Deloitte & Touche LLP

March 14, 1997
Los Angeles, California

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             DECEMBER 31,
                                                        -------------------------
                                                            1997         1996
                                                        ------------  -----------
                                                        (DOLLARS IN THOUSANDS)
                        ASSETS
                        ------
Cash and cash equivalents.............................. $     66,115  $  152,298
Mortgage-backed securities available for sale, at fair
 value.................................................      298,964      31,270
Mortgage-backed securities held to maturity, at
 amortized cost........................................       18,468      21,724
Securities held to maturity, at amortized cost.........        5,946       7,429
Trading account securities.............................       38,969      24,541
Loans, net.............................................      153,908     176,026
Discounted loans, net..................................      463,355     206,740
Loans held for sale, net, at lower of cost or market...      310,694      28,826
Stock in Federal Home Loan Bank of San Francisco, at
 cost..................................................        5,031       2,958
Real estate owned, net.................................      169,612      78,200
Leasehold improvements and equipment, net..............        2,507         317
Due from affiliate, net................................       42,171       5,051
Accrued interest receivable............................        6,641       3,517
Prepaid expenses and other assets......................       46,646      14,952
                                                        ------------  ----------
    TOTAL.............................................. $  1,629,027  $  753,849
                                                        ============  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
LIABILITIES:
  Deposits............................................. $    362,598  $  501,614
  Short-term borrowings................................      966,500      97,624
  Notes payable........................................      184,245      75,000
  Accounts payable and other liabilities...............       16,562      18,589
                                                        ------------  ----------
    Total liabilities..................................    1,529,905     692,827
                                                        ------------  ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock $.01 par value, 10,000,000
   authorized, 27,500 outstanding (1997)...............       27,500         --
  Common stock $.01 par value, 50,000,000 shares
   authorized, 7,570,000 outstanding (1997 and 1996)...       55,897      55,897
  Treasury stock, 5,000 shares, at cost (1997).........         (124)        --
  Retained earnings....................................       18,782       5,222
  Unrealized loss on securities available for sale,
   net.................................................       (2,933)        (97)
                                                        ------------  ----------
    Total stockholders' equity.........................       99,122      61,022
                                                        ------------  ----------
    TOTAL.............................................. $  1,629,027  $  753,849
                                                        ============  ==========

                See notes to consolidated financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                 1997       1996       1995
                                              ---------- ---------- ----------
                                                   (DOLLARS IN THOUSANDS,
                                               EXCEPT PER SHARE INFORMATION)
INTEREST INCOME:
  Loans...................................... $   85,090 $   44,294 $   21,821
  Mortgage-backed securities.................     20,785      1,797      1,359
  Securities and federal funds sold..........      4,182      2,331      1,201
                                              ---------- ---------- ----------
    Total interest income....................    110,057     48,422     24,381
                                              ---------- ---------- ----------
INTEREST EXPENSE:
  Deposits...................................     25,687     25,002     13,944
  Borrowings.................................     61,149      4,275        537
                                              ---------- ---------- ----------
    Total interest expense...................     86,836     29,277     14,481
                                              ---------- ---------- ----------
NET INTEREST INCOME..........................     23,221     19,145      9,900
PROVISION FOR ESTIMATED LOSSES ON LOANS......      1,991     16,549      4,266
                                              ---------- ---------- ----------
NET INTEREST INCOME AFTER PROVISION FOR
 ESTIMATED LOSSES ON LOANS...................     21,230      2,596      5,634
                                              ---------- ---------- ----------
OTHER INCOME
  Gain on sales of loans.....................     39,049     11,538        642
  Servicing revenue..........................      5,580        --         --
  Real estate owned, net.....................      6,309        556       (170)
  Bankcard income, net.......................      1,995      1,666      1,232
  Gain on sale of securities.................      3,742        --         --
  Trading account unrealized gain, net.......      2,330      1,833        --
  Other, net.................................      2,298      2,349      1,233
                                              ---------- ---------- ----------
    Total other income.......................     61,303     17,942      2,937
                                              ---------- ---------- ----------
OTHER EXPENSES:
  Compensation and employee benefits.........     14,404      4,464      2,516
  Loan service fees and expenses paid to
   affiliate.................................     28,126      5,176      1,958
  Professional services......................      3,171        700      1,028
  Occupancy..................................      1,125        339        385
  FDIC insurance premiums....................      1,049      2,381        721
  Other general and administrative expense...      8,857      2,386      1,324
                                              ---------- ---------- ----------
    Total other expenses.....................     56,732     15,446      7,932
                                              ---------- ---------- ----------
INCOME BEFORE INCOME TAX PROVISION...........     25,801      5,092        639
INCOME TAX PROVISION.........................     10,637        125         47
                                              ---------- ---------- ----------
NET INCOME................................... $   15,164 $    4,967 $      592
                                              ========== ========== ==========
EARNINGS PER SHARE:
  Basic...................................... $     1.79 $     1.07 $     0.46
  Diluted.................................... $     1.69 $     1.07 $     0.46
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic......................................  7,569,808  4,638,926  1,300,863
  Diluted....................................  8,019,299  4,647,068  1,300,863

                See notes to consolidated financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1997       1996       1995
                                               ---------  ---------  ---------
                                                  (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................. $  15,164  $   4,967  $     592
  Adjustments to reconcile net income to net
   cash (used in) provided by operating
   activities:
    Provision for estimated loan losses.......     1,991     16,549      4,266
    Provision for real estate owned losses....     1,944        --         598
    Depreciation and amortization.............       491        165        241
    Benefit for deferred income taxes.........      (524)    (4,013)      (419)
    Gain on sale of real estate owned.........    (8,574)      (623)       (97)
    Purchase of loans held for sale...........  (673,234)   (28,826)       --
    Proceeds from sale of loans held for sale.   476,890        --         --
    Gain on sale of loans.....................   (39,049)   (11,538)      (642)
    Gain on sale of securities................    (3,742)       --         --
    Unrealized gain on trading securities.....    (2,330)    (1,833)       --
    Amortization of discounts and deferred
     fees.....................................   (28,952)    (3,324)    (1,246)
    FHLB stock dividend.......................      (241)      (111)       (40)
  Change in:
    Trading account securities................   (12,098)   (22,708)       --
    Accrued interest receivable...............    (3,124)      (475)    (1,443)
    Prepaid expenses and other assets.........   (29,030)    (7,626)    (1,094)
    Due from affiliate, net...................   (11,224)    (1,296)      (345)
    Accounts payable and other liabilities....    (2,027)    13,013      1,386
    Other.....................................       --        (600)      (168)
                                               ---------  ---------  ---------
      Net cash (used in) provided by operating
       activities.............................  (317,669)   (48,279)     1,589
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of loans and discounted loans...... $(519,451) $(482,506) $(186,895)
  Loan repayments, net of originations........    97,379     54,180     49,035
  Proceeds from sale of loans.................    31,150    312,949     16,673
  Purchase of mortgage-backed securities
   available for sale.........................  (308,387)   (24,537)       --
  Repayments of mortgage-backed securities
   available for sale.........................    16,680      2,226      1,528
  Proceeds from sale of mortgage backed
   securities available for sale..............    24,556        --       2,150
  Proceeds from maturity of securities held to
   maturity...................................     1,500      5,654      1,000
  Purchase of mortgage-backed securities held
   to maturity................................       --     (16,079)       --
  Repayments of mortgage-backed securities
   held to maturity...........................     3,169      1,820        824
  Purchases of securities and FHLB stock......    (1,833)    (2,447)    (2,965)
  Proceeds from sale of FHLB stock............       --         --         231
  Purchases of real estate owned..............   (47,445)   (67,344)       --
  Proceeds from sale of real estate owned.....    97,868     16,482      5,254
  Purchases of leasehold improvements and
   equipment..................................    (2,681)      (195)      (349)
  Other, net..................................       --          81       (654)
                                               ---------  ---------  ---------
      Net cash used in investing activities...  (607,495)  (199,716)  (114,168)
                                               ---------  ---------  ---------

                See notes to consolidated financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                                 YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                                 1997       1996       1995
                                              ----------  ---------  --------
                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits........ $ (139,016) $ 198,090  $107,731
  Issuance of common stock...................        --      38,097       --
  Repurchase of common stock.................       (124)       --        --
  Issuance of subordinated debt..............        --         --      9,000
  Proceeds from short-term borrowings........  1,618,113    618,733    77,419
  Repayments of short-term borrowings........   (749,237)  (534,109)  (85,919)
  Proceeds from notes payable................    109,245     75,000       --
                                              ----------  ---------  --------
      Net cash provided by financing
       activities............................    838,981    395,811   108,231
                                              ----------  ---------  --------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS.................................    (86,183)   147,816    (4,348)
CASH AND CASH EQUIVALENTS:
  Beginning of year..........................    152,298      4,482     8,830
                                              ----------  ---------  --------
  End of year................................ $   66,115  $ 152,298  $  4,482
                                              ==========  =========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION--Cash paid during the year for:
  Interest................................... $   77,994  $  21,746  $ 13,833
  Income taxes...............................      9,420        216       365
NONCASH INVESTING ACTIVITIES:
  Additions to real estate owned acquired in
   settlement of loans.......................    135,205     21,751     9,878
  Loans to facilitate the sale of real estate
   owned.....................................        --         --        367
NONCASH FINANCING ACTIVITIES:
  Exchange of notes payable for common stock.        --      11,000       --
  Exchange of preferred stock for notes
   payable...................................        --         --      1,000
  Pay in kind preferred stock dividend.......      1,604        --        --
  Preferred stock issued in exchange for
   cancellation of accounts payable..........     27,500        --        --

                See notes to consolidated financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               UNREALIZED GAIN
                                                                                                  (LOSS) ON
                                                                                    RETAINED     AVAILABLE-
                          PREFERRED STOCK       COMMON STOCK    TREASURY STOCK      EARNINGS      FOR-SALE
                         -------------------  ----------------- ----------------  (ACCUMULATED   SECURITIES,
                           SHARES    AMOUNT    SHARES   AMOUNT  SHARES   AMOUNT     DEFICIT)     NET OF TAX     TOTAL
                         ----------  -------  --------- ------- -------  -------  ------------ --------------- -------
                                                          (DOLLARS IN THOUSANDS)
BALANCE, January 1,
 1995...................  1,000,000  $ 1,000  1,300,863 $ 6,800     --   $  --      $  (337)       $  (670)    $ 6,793
 Net income.............                                                                592                        592
 Net change in
  unrealized loss on
  available for sale
  securities............                                                                               654         654
 Exchange of preferred
  stock for subordinated
  debt.................. (1,000,000)  (1,000)                                                                   (1,000)
                         ----------  -------  --------- ------- -------  ------     -------        -------     -------
BALANCE, December 31,
 1995...................        --       --   1,300,863   6,800     --      --          255            (16)      7,039
 Net income.............                                                              4,967                      4,967
 Net change in
  unrealized loss on
  available for sale
  securities............                                                                               (81)        (81)
 Exchange of
  subordinated debt for
  common stock..........                      1,606,618  11,000                                                 11,000
 Issuance of common
  stock.................                      4,662,519  38,097                                                 38,097
                         ----------  -------  --------- ------- -------  ------     -------        -------     -------
BALANCE, December 31,
 1996...................        --       --   7,570,000  55,897     --      --        5,222            (97)     61,022
 Net income.............                                                             15,164                     15,164
 Net change in
  unrealized loss on
  available for sale
  securities............                                                                            (2,836)     (2,836)
 Issuance of preferred
  stock.................     27,500   27,500                                                                    27,500
 Preferred stock
  dividend..............                                                             (1,604)                    (1,604)
 Treasury stock.........                                         (5,000)   (124)                                  (124)
                         ----------  -------  --------- ------- -------  ------     -------        -------     -------
BALANCE, December 31,
 1997...................     27,500  $27,500  7,570,000 $55,897  (5,000) $ (124)    $18,782        $(2,933)    $99,122
                         ==========  =======  ========= ======= =======  ======     =======        =======     =======

                See notes to consolidated financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations--The operations of Wilshire Financial Services Group Inc. ("WFSG") and subsidiaries (collectively, the "Company") are conducted primarily through a nonbank subsidiary, Wilshire Funding Corporation ("WFC") and through a second-tier subsidiary savings bank, First Bank of Beverly Hills F.S.B., ("FBBH" or the "Bank").

  The Company is primarily engaged in the acquisition of pools of performing, sub-performing and non-performing residential and commercial mortgage loans, as well as foreclosed real estate and mortgage-backed securities. The Company also acquires newly originated residential mortgage and manufactured housing loans through correspondents and operates a merchant bankcard process business. The Company's primary sources of revenue are from real estate and consumer loans acquired in purchase transactions, mortgage-backed securities, loan sale and securitization transactions, and, to a lesser extent, loan origination and merchant bankcard operations. Administrative headquarters of the Company, the Bank and WFC are located in Portland, Oregon. The Bank is a federally chartered savings institution regulated by the Office of Thrift Supervision ("OTS"). The Bank conducts its operations through a branch and a merchant bankcard center in Southern California.

  The Company began operations in France, the United Kingdom and Ireland (the "European Operations") in 1996. The total assets from these operations as of December 31, 1997 were $63,700, consisting primarily of real estate and real estate secured loans. Revenue from the Company's European Operations for 1997 totaled $2,104.

  Bank Merger--On December 31, 1997, FBBH was merged into its affiliate, Girard Savings Bank F.S.B. ("GSB") and the surviving entity was renamed First Bank of Beverly Hills, F.S.B. The merger of the two affiliates was accomplished in an all stock transaction and, due to their common ownership, has been accounted for as a reorganization of affiliates under common control in a manner similar to the pooling-of-interests method.

  The assets, liabilities, equity and results of operations for all prior periods presented have been restated to reflect FBBH and GSB as if they had been combined from the beginning of the earliest period presented. There were no material intercompany eliminations or adjustments that were required in the accompanying financial statements.

  Principles of Consolidation--WFSG was incorporated in 1996 to be the holding company for Wilshire Acquisitions Corporation ("WAC"), which is the holding company for the Bank. WFSG formed certain nonbank subsidiaries, including WFC, and completed an initial public offering of common stock and a public debt offering in the fourth quarter of 1996. The accompanying consolidated financial statements include the accounts of WAC and the Bank for periods prior to the formation of WFSG. Intercompany accounts have been eliminated in consolidation.

  For purposes of presenting information about WFSG's common stock, weighted average number of shares outstanding and earnings per share, outstanding shares of common stock of WAC prior to its combination with WFSG have been retroactively restated to their WFSG equivalents based on the conversion ratio at the time of the combination discussed above.

  Use of Estimates in the Preparation of the Consolidated Financial Statements--The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

estimates include valuation allowances for loans and real estate owned, merchant bankcard charge-back reserves, the determination of fair values of certain financial instruments for which there is not an active market, the allocation of basis between assets sold and retained and the selection of yields utilized to recognize interest income on certain mortgage-backed securities.

  Cash and Cash Equivalents--For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and securities with original maturities less than 90 days.

  Securities and Mortgage-Backed Securities--The Company's securities portfolios consist of mortgage-backed and other debt securities that are classified as held-to-maturity, trading and available-for-sale securities. Securities are classified as held-to-maturity when management has the ability and the positive intent to hold the securities to maturity. Securities classified as held-to-maturity are carried at their historical cost basis, adjusted for the amortization of premiums and accretion of discounts using a method that approximates the interest method. Securities classified as trading account securities include subordinated securities and the residual interests in loan securitization transactions initiated by the Company. Trading account securities are carried at estimated fair value, with unrealized gains and losses reported in current operations. Securities are classified as available-for-sale when the Company intends to hold the securities for an indefinite period of time, but not necessarily to maturity. Securities classified as available-for-sale are reported at their fair values with unrealized holding gains and losses on securities reported, net of tax, as a separate component of stockholders' equity. Realized gains and losses from the sales of available-for-sale securities are reported separately in the consolidated statements of operations and are calculated using the specific identification method.

  Loans, Discounted Loans, Loans Held for Sale and Allowance for Loan Losses-- The Company's principal business involves acquiring performing, sub-performing and non-performing loan portfolios, for prices generally at or below face value (i.e., unpaid principal balances plus accrued interest). Nonperforming loans are generally acquired at deep discounts to face value and are classified as discounted loans in the consolidated statements of financial condition. Loans that have been identified as likely to be sold are classified as held for sale in the consolidated statements of financial condition. Loans other than discounted loans and loans held for sale are classified simply as loans.

  Discounted loans are presented in the consolidated statements of financial condition net of unamortized discount and an allowance for loan losses established for those loans. For each pool of loans acquired by the Company, purchased discounts are allocated into (a) valuation allowances for estimated losses against face value on specific loans ("specific valuation allowances") and (b) portions of the discounts available for accretion to interest income. If total cash received on a pool of loans exceeds original estimates, excess specific valuation allowances are recorded as additional discount accretion on the cost-recovery method. In addition, for discounted loans purchased by the Bank, the initial discounts are further segregated into a valuation allowance for the inherent risk of losses in the loan portfolio that have yet to be specifically identified ("general valuation allowance") as required by the OTS regulations. The allocated specific and general valuation allowances are included in the allowance for loan losses. Where appropriate, discounts are accreted into interest income on a cash basis.

  Loans other than discounted loans are presented in the consolidated statements of financial condition in substantially the same manner as discounted loans except that interest income is recognized on an accrual basis. Originated loans are carried net of unamortized deferred origination fees and costs. Deferred fees and costs are recognized in interest income over the terms of the loans using a method that approximates the interest method.

  Certain loans and discounted loans are designated as loans held for sale (including loans originated by the Company) and are presented at the lower of cost or fair value. Cost is determined as described above. If fair

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

value is less than cost, a valuation allowance is recorded through a charge to earnings to reduce the carrying value.

  Gains or losses on loans sold through securitization or other transactions are based on the difference between the cash proceeds received on the certificates sold to outside investors and the Company's cost basis allocated to such interests in the loans. The percentage allocation of the loans' cost basis between the portions sold, subordinated interests and servicing rights retained, if any, is based on their relative fair values.

  The Company evaluates commercial and multi-family real estate loans (whether purchased or originated and whether classified as loans or discounted loans) for impairment. Commercial and multi-family real estate loans are considered to be impaired, for financial reporting purposes, when it is probable that the Company will be unable to collect all principal or interest when due. Specific valuation allowances are established, either at acquisition or through provisions for losses, as described above, for impaired loans based on the fair value of the underlying real estate collateral.

  The Company evaluates single-family real estate, consumer and other smaller balance, homogeneous loans for impairment on a collective basis. Management evaluates these loans for impairment by comparing management's estimate of net realizable value to the net carrying value of the portfolio.

  All specific and general valuation allowances established for pools of loans and discounted loans are recorded in the allowance for loan losses. The allowance for each pool is decreased by the amount of loans charged off and is increased by the provision for estimated losses on loans and recoveries of previously charged-off loans. The allowance for each pool is maintained at a level believed adequate by management to absorb probable losses. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, previous loan loss experience, current economic conditions, volume, growth and composition of the portfolio and other relevant factors. Actual losses may differ from management's estimates.

  It is the Company's policy to establish an allowance for uncollectible interest on performing loans that are past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," on a prospective basis beginning January 1, 1997. The new Statement established criteria to determine whether a transfer of a financial asset is a sale or a secured borrowing for accounting purposes. A sale is recognized when the Company legally relinquishes control over a financial asset and is compensated for such asset. The difference between the net proceeds received and the carrying amount of the financial asset(s) being sold or securitized is recognized as a gain or loss on sale. The adoption of the new Statement did not have a material impact on the consolidated financial position or financial results of the Company.

  Mortgage Servicing Rights--The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," on January 1, 1996. This Statement amended the prior accounting rules by requiring originated mortgage servicing rights retained to be capitalized where the mortgage loans are either sold or securitized, based upon the allocation of the cost between the loans sold or securitized and the servicing rights retained based on their relative fair values. Servicing assets and liabilities are subsequently amortized in proportion to and over the period of estimated net servicing income or loss. Possible impairment of mortgage servicing rights is evaluated by comparing the carrying amounts to the estimated fair values. SFAS No. 125 superseded SFAS No. 122 and in

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

general applies the accounting for mortgage servicing rights under SFAS No. 122 to servicing rights of all assets. Mortgage servicing rights with a carrying value of $8.7 are included in prepaid expenses and other assets as of December 31, 1997.

  The Company estimates the relative fair value of mortgage servicing rights retained in a whole loan sale or securitization by applying a market multiple for similar servicing rights traded in the public market to the servicing fee and the unpaid principal balance of the loans to be serviced. The market multiples used during 1997 ranged from 4.0 to 5.0. The fair value of subordinated interests is determined based on market assumptions for similar securitization transactions.

  Interest-Rate Swaps--Interest-rate swap agreements used to manage interest-rate risk are treated as hedges of specified assets or liabilities for accounting and tax purposes and are accounted for on a settlement basis. That is, the periodic net settlement with the counterparties to the swap agreements of the interest paid/received is recorded as an adjustment to interest income or expense derived from the hedged assets or liabilities. Any gain or loss generated by the early termination or sale of an interest rate swap agreement is deferred and recorded in the cost basis of the hedged item.

  Futures--Interest rate futures contracts are used as hedges against future fluctuations in the market value of loans held for sale and available for sale securities resulting from changes in interest rates. Contracts are designated as a hedge of specific loans or a portfolio of homogeneous loans and exhibit a high degree of correlation with the assets being hedged. Changes in the market value of these instruments are deferred as adjustments to the cost basis of the hedged loans and securities and thus are amortized as an adjustment to the yield using a method approximating the interest method or are recognized in connection with the ultimate sale of such loans. Foreign exchange currency futures contracts are used as hedges against fluctuations in prevailing currency exchange rates for certain foreign assets. Changes in the market value of these instruments are deferred as adjustments to the cost basis of the hedged assets.

  Foreign Currency Translation--All assets and liabilities relating to the Company's foreign activities are translated at current exchange rates. The results of the Company's foreign operations are translated at the average exchange rate for each reporting period. Translation adjustments, related hedging results and applicable income taxes are included, when material, in accumulated translation adjustment within stockholders' equity. At December 31, 1997, such adjustments were not material to the financial statements.

  Real Estate Owned--Real estate acquired in settlement of loans or purchased directly is originally recorded at the lower of fair value less estimated costs to sell, or purchase price, respectively. Any excess of net loan cost basis over the fair value less estimated selling costs of real estate acquired through foreclosure is charged to the allowance for loan losses. Any subsequent operating expenses or income, reductions in estimated fair values, as well as gains or losses on disposition of such properties, are recorded in current operations.

  Leasehold Improvements and Equipment--Office leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

  Income Taxes--The Company files consolidated federal income and applicable state tax returns with its subsidiaries. Deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance is recorded against deferred tax assets when there is not presumptive evidence that it is more likely than not that the deferred tax assets will be realized.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Bankcard Operations--Bankcard income, net, includes merchant discounts and transaction fees for processing Visa and Mastercard transactions and is offset by bankcard expense consisting primarily of fees paid to the Company's third-party processors and interchange fees paid to card-issuing banks. Other direct and indirect costs of Bankcard operations are included in various other categories of expenses and are not specifically allocated separately from other operating expenses of the Company.

  Earnings per Share--The Financial Accounting Standards Boards (FASB) has issued SFAS No. 128, "Earnings per Share" (EPS). This statement is effective for both interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 replaces primary EPS with basic EPS, and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed in a similar manner as fully diluted EPS, and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common or resulted in the issuance of common stock that then shared in the earnings of the Bank. All periods presented in the accompanying consolidated financial statements have been restated to conform with SFAS No. 128.

  New Accounting Pronouncements--The FASB recently issued SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 129 applies to all entities that issue any securities other than ordinary common stock and continues the existing requirements to disclose the pertinent rights and privileges of all securities. SFAS No. 130 provides guidance for reporting and display of comprehensive income and its components in the financial statements and SFAS No. 131 establishes standards for the way that public entities report information about operating segments in annual financial statements and requires that those entities report selected information about operating segments in interim financial reports issued to shareholders. These Statements are effective for fiscal years beginning after December 15, 1997. The Company will incorporate appropriate disclosures at the time these pronouncements are adopted.

  Reclassifications--Certain items in the consolidated financial statements for 1996 and 1995 were reclassified to conform to the 1997 presentation.

2. SECURITIES

  The amortized cost, fair value and gross unrealized gains and losses on U.S. Treasury notes and mortgage-backed securities (excluding trading securities) as of December 31, 1997 and 1996 are shown below. Fair value estimates were obtained from independent parties.

                                                   GROSS      GROSS
                                       AMORTIZED UNREALIZED UNREALIZED   FAIR
                                         COST      GAINS      LOSSES    VALUE
                                       --------- ---------- ---------- --------
   DECEMBER 31, 1997
   Available-for-sale mortgage-backed
    securities........................ $304,122    $5,198    $10,356   $298,964
                                       ========    ======    =======   ========
   Held-to-maturity:
     U.S. Treasury notes.............. $  5,946    $  148    $   --    $  6,094
     Mortgage-backed securities.......   18,468        54        238     18,284
                                       --------    ------    -------   --------
       Total held-to-maturity......... $ 24,414    $  202    $   238   $ 24,378
                                       ========    ======    =======   ========
   DECEMBER 31, 1996
   Available-for-sale mortgage-backed
    securities........................ $ 31,367    $   23    $   120   $ 31,270
                                       ========    ======    =======   ========
   Held-to-maturity:
     U.S. Treasury notes.............. $  7,429    $   89    $   --    $  7,518
     Mortgage-backed securities.......   21,724        29        501     21,252
                                       --------    ------    -------   --------
       Total held-to-maturity......... $ 29,153    $  118    $   501   $ 28,770
                                       ========    ======    =======   ========

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Securities held to maturity other than mortgage-backed securities at December 31, 1997 and 1996 had contractual maturities of one to five years.

  The Company expects to receive payments on all mortgage-backed securities over periods that are considerably shorter than the contractual maturities of the securities, which range from 6 to 30 years.

  At December 31, 1997 and 1996, securities, including trading account securities, with carrying values of $337,933 and $67,073, respectively, and market values of approximately $338,043 and $66,909, respectively, were pledged to secure merchant bankcard transactions, short-term borrowings and lines of credit (see Note 7), and interest-rate swaps. Of the total securities pledged, securities with fair values of approximately $338,043 and $59,391, were held by a third-party custodian as of December 31, 1997 and 1996, respectively.

  Gains from the sale of securities available for sale were $3,742 during the year ended December 31, 1997, and there were no losses during the period. There were no gains or losses on sales of securities available for sale during the years ended December 31, 1996 and 1995.

3. LOANS, DISCOUNTED LOANS AND LOANS HELD FOR SALE

  The Company's loans are comprised of loans, discounted loans and loans held for sale. Following is a summary of each loan category by type:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
   LOANS
   Real estate loans:
     One to four units...................................... $ 46,968  $ 63,562
     Over four units........................................   55,216    68,897
     Commercial.............................................   62,781    54,013
     Land...................................................    1,172     2,558
                                                             --------  --------
     Total loans secured by real estate.....................  166,137   189,030
   Other loans..............................................   15,196    22,768
                                                             --------  --------
                                                              181,333   211,798
   Less:
     Allowance for loan losses..............................  (23,940)  (31,936)
     Discount on purchased loans and deferred fees..........   (3,485)   (3,836)
                                                             --------  --------
                                                             $153,908  $176,026
                                                             ========  ========

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               DECEMBER 31,
                                                            -------------------
                                                              1997       1996
                                                            ---------  --------
   DISCOUNTED LOANS
   Real estate loans:
     One to four units..................................... $ 507,206  $260,672
     Over four units.......................................    16,300       --
     Commercial............................................    67,474       935
     Land..................................................    11,896        46
                                                            ---------  --------
     Total loans secured by real estate....................   602,876   261,653
   Other loans.............................................   238,152       946
                                                            ---------  --------
                                                              841,028   262,599
   Less:
     Allowance for loan losses.............................   (87,229)   (5,619)
     Discount on purchased loans...........................  (290,444)  (50,240)
                                                            ---------  --------
                                                            $ 463,355  $206,740
                                                            =========  ========

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
   LOANS HELD FOR SALE
   Real estate loans:
     One to four units.....................................  $259,633  $ 27,420
     Over four units.......................................    13,085       464
     Commercial............................................    25,521     9,061
     Land..................................................     5,659     1,680
                                                             --------  --------
     Total loans secured by real estate....................   303,898    38,625
   Other loans.............................................    34,247       445
                                                             --------  --------
                                                              338,145    39,070
   Less:
     Allowance for loan losses, deferred fees, and discount
      on purchased loans...................................   (27,451)  (10,244)
                                                             --------  --------
                                                             $310,694  $ 28,826
                                                             ========  ========

  As of December 31, 1997 and 1996 loans with adjustable rates of interest were $388,783 and $230,983, respectively, and loans with fixed rates of interest were $971,723 and $282,484, respectively. Adjustable-rate loans are generally indexed to U.S. Treasury Bills, the FHLB's Eleventh District Cost of Funds Index, LIBOR or Prime and are subject to limitations on the timing and extent of adjustment. Most loans adjust within six months of changes in the index.

  At December 31, 1997 and 1996, loans with unpaid principal balances of approximately $832,242 and $43,615, respectively, were pledged to secure credit line borrowings and repurchase agreements included in short-term borrowings (see Note 7).

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  Activity in the allowance for loan losses is summarized as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1997      1996     1995
                                                    --------  --------  -------
   Balance, beginning of period.................... $ 37,555  $ 25,651  $ 7,701
   Allocations of purchased loan discounts:
     at acquisition................................  174,920    10,751   19,007
     at disposition................................  (97,397)  (17,218)  (5,404)
   Recoveries......................................    1,206     1,822       81
   Provision for loan losses.......................    1,991    16,549    4,266
                                                    --------  --------  -------
                                                    $118,275  $ 37,555  $25,651
                                                    ========  ========  =======

  At December 31, 1997 and 1996, the Bank had impaired loans (other than discounted loans) totaling $26,445 and $12,553, respectively, and had recorded specific valuation allowances to measure the impairments of those loans totaling $5,560 and $4,173, respectively. At December 31, 1997 and 1996, the Bank had impaired loans totaling $15,771 and $13,711, respectively, with no recorded specific valuation allowances. At December 31, 1997 and 1996, the nonbank subsidiaries had impaired loans (other than discounted loans) with unpaid principal balances of $48,762 and $4,472, respectively, and a carrying value, net of purchase discount, of $28,866 and $2,768, respectively, which is below fair value. The average unpaid principal balances of impaired loans during the years ended December 31, 1997 and 1996 were $60,857 and $25,049, respectively. Interest income recognized on impaired loans during 1997, 1996 and 1995 was $3,245, $1,746 and $1,631, respectively, based on cash payments. These amounts exclude consideration of single-family residential and other loan pools evaluated for impairment on a pooled basis.

  The above amounts do not include impaired discounted loans. Management has determined that generally all discounted loans meet the criteria for impairment and collectively evaluates these loans for impairment.

  The Company has a geographic concentration of mortgage loans in Southern California and in the northeastern United States. Substantially all loans originated or acquired by the Bank prior to its acquisition by the Company were collateralized by Southern California real estate.

  Management estimates are utilized to determine the adequacy of the allowance for loan losses. Estimation is also involved in determining the ultimate recoverability of purchased loans and, consequently, the pricing of purchased loans. These estimates are inherently uncertain and depend on the outcome of future events. Although management believes the levels of the allowance as of December 31, 1997 and 1996 are adequate to absorb losses probable in the loan portfolio, rising interest rates, various other economic factors and regulatory requirements may result in increasing levels of losses. Those losses will be recognized if and when these events occur.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


4. REAL ESTATE OWNED

  Real estate owned consists of property that was obtained through foreclosure or was purchased directly. Activity in the valuation allowance on real estate owned is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                    1997      1996     1995
                                                  --------  --------  -------
   Valuation allowance for losses on real estate
    owned, beginning of period................... $    --   $  1,193  $   123
   Valuation allowance on real estate sold.......   (3,662)   (3,322)     (82)
   Allocation of purchase discount...............    6,788     2,129      554
   Provision.....................................    1,944       --       598
                                                  --------  --------  -------
   Valuation allowance for losses on real estate
    owned, end of period......................... $  5,070  $    --   $ 1,193
                                                  ========  ========  =======

  Real estate owned purchased directly by WFC with a net carrying value of $40,706 and $59,729 at December 31, 1997 and 1996, respectively, collateralizes credit line borrowings (see Note 7).

5. LEASEHOLD IMPROVEMENTS AND EQUIPMENT

  Leasehold improvements and equipment consist of:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997     1996
                                                                -------  ------
   Leasehold improvements...................................... $   698  $  319
   Furniture and equipment.....................................   2,927     837
                                                                -------  ------
   Total cost..................................................   3,625   1,156
   Accumulated depreciation and amortization...................  (1,118)   (839)
                                                                -------  ------
                                                                $ 2,507  $  317
                                                                =======  ======

6. DEPOSITS

  Deposits consist of:

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1997     1996
                                                               -------- --------
   Passbook accounts.......................................... $    329 $    480
   Money market accounts......................................    1,563    2,023
   NOW/checking...............................................    5,959    5,625
   Time deposits:
     Less than $100...........................................  280,260  382,018
     $100 or more.............................................   74,487  111,468
                                                               -------- --------
   Total deposits............................................. $362,598 $501,614
                                                               ======== ========

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  A summary of time deposits, by maturity, at December 31, 1997 is as follows:

   1998................................................................ $316,622
   1999................................................................   37,209
   2000................................................................      916
                                                                        --------
                                                                        $354,747
                                                                        ========

  The interest rate characteristics of certain deposits have been changed utilizing interest rate swaps. See Note 9 for the specific terms and rates on instruments outstanding.

7. NOTES PAYABLE AND SHORT-TERM BORROWINGS

  Notes payable at December 31, 1997 and December 31, 1996 are unsecured, bear interest at 13% and mature in 2004. The cost associated with issuing the notes has been capitalized and is included in prepaid expenses and other assets in the consolidated statement of financial condition. As of December 31, 1997 these costs totaled $9,327 and are being amortized over the life of the notes on a straight-line basis.

  The interest rate characteristics of a portion of these notes have been altered using an interest rate swap. The terms of this swap are discussed in
Note 9. Short-term borrowings at December 31, 1997 and 1996 include repurchase agreements and line of credit borrowings. Proceeds from the various credit facilities are used primarily for the acquisition of loan pools. Following is information about short-term borrowings:

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
   Average balance during the period.................. $   586,370  $    51,316
   Highest amount outstanding during the period....... $   966,500  $   190,000
   Average interest rate-during the period............         7.5%         6.9%
   Average interest rate-end of period................         7.3%         7.9%

  As of December 31, 1997 and 1996, the Company had committed lines of credit, including repurchase agreement lines, totaling $1,010,363 and $350,000, respectively, and uncommitted lines totaling $510,000 and $360,000, respectively. $966,500 and $97,624 were drawn on these lines and included in short-term borrowings at December 31, 1997 and 1996, respectively.

8. INCOME TAXES

  The domestic and foreign components of income (loss) before domestic and foreign income and other taxes were as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                      ---------------------------
                                                        1997       1996    1995
                                                      ---------  -------- -------
   Domestic.......................................... $  29,689  $  5,092 $  639
   Foreign...........................................    (3,888)      --     --
                                                      ---------  -------- ------
     Total........................................... $  25,801  $  5,092 $  639
                                                      =========  ======== ======

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  The components of income tax expense (benefit) were as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                       1997      1996     1995
                                                     --------  --------  -------
   Current tax provision:
     Federal........................................ $  9,019  $  3,208  $  434
     State..........................................    2,083       930      32
     Foreign........................................       59       --      --
                                                     --------  --------  ------
       Total current tax provision..................   11,161     4,138     466
                                                     --------  --------  ------
   Deferred tax benefit:
     Federal........................................     (493)   (3,135)   (250)
     State..........................................      169      (878)   (169)
     Foreign........................................     (200)      --      --
                                                     --------  --------  ------
       Total deferred tax benefit...................     (524)   (4,013)   (419)
                                                     --------  --------  ------
       Total income tax provision...................  $10,637  $    125  $   47
                                                     ========  ========  ======

  The difference between the effective tax rate in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

                                                   YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1997      1996      1995
                                                  -------  --------  --------
   Federal income tax provision at statutory
    rate.........................................    35.0%     35.0%     35.0%
   State taxes, net of federal tax effect........     5.7       8.5       4.0
   Federal credit for foreign taxes..............    (0.2)      --        --
   Foreign tax benefit...........................    (2.5)      --        --
   Valuation allowance...........................     1.9     (33.9)    (25.1)
   Change in prior period estimate...............     --       (4.7)     (7.8)
   Other.........................................     1.3      (2.4)      1.3
                                                  -------  --------  --------
   Effective income tax rate.....................    41.2%      2.5%      7.4%
                                                  =======  ========  ========

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  Deferred income taxes, included in prepaid expenses and other assets, are provided for temporary differences between income tax and financial statement recognition of revenue and expenses. Deferred income tax assets and liabilities are summarized as follows:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
   Deferred tax assets:
     Purchase discounts....................................... $ 5,718  $ 2,884
     Purchase accounting......................................     217      483
     Depreciation.............................................      47       73
     Allowance for loan loss..................................     --     2,291
     Unrealized loss on available for sale securities.........   2,225      --
     Pass through income......................................   2,686      --
     Net operating loss carryforward .........................     681      --
     Other....................................................     223      --
                                                               -------  -------
       Gross deferred tax assets..............................  11,797    5,731
                                                               -------  -------
   Deferred tax liabilities:
     Deferred loan fees.......................................    (196)    (217)
     FHLB stock dividends.....................................    (443)    (268)
     State taxes..............................................      (7)     (42)
     Allowance for loan losses................................  (2,677)     --
     Unrealized gains on trading securities...................  (1,057)    (744)
     Other....................................................     --      (277)
                                                               -------  -------
       Gross deferred tax liabilities.........................  (4,380)  (1,548)
                                                               -------  -------
     Total deferred tax asset.................................   7,417    4,183
     Valuation allowance......................................    (485)     --
                                                               -------  -------
       Net deferred tax asset................................. $ 6,932  $ 4,183
                                                               =======  =======

  The Company has not provided for deferred income taxes on undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested in the foreign jurisdictions.

  Realization of deferred tax assets associated with foreign tax net operating loss carryforwards of $706 in the United Kingdom and $1,093 in France is dependent upon generating sufficient taxable income prior to their expiration in the year 2002 and beyond. Management believes that there is a risk that certain of these tax net operating loss carryforwards may expire unused and, accordingly, has established a partial valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


9. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET RISK

  Lease Commitments--The following is a schedule of future minimum rental payments under operating leases for the period ended December 31,:

       1998.............................................................. $1,072
       1999..............................................................  1,041
       2000..............................................................    793
       2001..............................................................    707
       2002..............................................................    419
       Thereafter........................................................  1,406
                                                                          ------
         Total........................................................... $5,438
                                                                          ======

  Lease commitments include commitments to an affiliated company which require annual lease payments of $276 through 2001.

  Financial Instruments Involving Off-Balance Sheet Risk--In hedging the interest rate exposure of a fixed-rate or lagging-index asset, the Company may create a hedge which matches the principal amortization of such an asset against the maturity of the Company's liabilities generally by entering into short sales or forward sales of U.S. Treasury securities, Government Securities or interest rate futures contracts. This results in market gains or losses on hedging instruments, in response to interest rate increases or decreases, respectively, which approximate the amount of the corresponding market losses or gains, respectively, on loans being hedged.

  At December 31, 1997 the Company also had open short positions on 40 U.S. Treasury Bond, 440 10-year U.S. Treasury Note, 250 5-year U.S. Treasury Note, and 450 French Franc futures contracts. The aggregate net losses on these instruments are deferred as an adjustment to the basis of the hedged assets. The total amount deferred as of December 31, 1997 in the consolidated statement of financial condition was $4.1 million. The Bank utilizes interest rate swaps to convert deposits to fixed rate liabilities to maintain a more predictable spread between the fixed income on loans and the interest expense on borrowings. At December 31, 1997 and 1996, the notional amounts of interest rate swaps related to deposits were $194.9 million and $234.3 million, respectively. The weighted average fixed payments and floating-rate receipts of interest were 6.07% (1997) and 6.07% (1996) and 0.29% (1997) and 0.28%
(1996) over USD LIBOR, respectively.

  The Company also utilizes interest rate swaps to convert certain fixed rate borrowings to variable rate. The notional amounts of interest rate swaps related to the 13% Series A Notes were $20.0 million and $0 at December 31, 1997 and 1996, respectively. The weighted average fixed receipts and floating rate payments of interest were 13% and 1.25% over USD LIBOR, respectively.

  Purchase Commitments--From time to time, the Company enters into various commitments and letters of intent relating to purchases of loans, foreclosed real estate portfolios and discrete operating companies. There can be no assurance that any of such transactions will ultimately be consummated. It is the Company's policy to generally record such transactions in the financial statements in the period in which such transactions are closed.

  Litigation--The Company is a defendant in legal actions arising from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability, if any, arising from such actions will not materially affect the Company's results of operations or financial position.

10. REGULATORY MATTERS

  Regulatory Agreement--On October 27, 1997, FBBH and GSB consented to separate but similar Orders to Cease and Desist (the "Orders") issued by the OTS. The Orders superceded a previously existing Cease and Desist Orders between the institutions and the OTS issued October 31, 1996. As discussed more fully in Note 1,

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

with the approval of the OTS, the Bank's were merged effective December 31, 1997. Management believes, based on oral communications with the OTS, that the Bank must continue to meet the aggregate requirements of both agreements (the aggregate requirements of both agreements are hereafter referred to as the "Order").

  The Order prohibits the Bank from increasing total assets, as measured at the end of each calendar quarter in excess of $553 million plus total net interest credited on deposit liabilities. The Order also prohibits the Bank from purchasing (i) any loans or real estate, without the approval of the OTS, until certain acquisition and servicing deficiencies identified by the OTS have been corrected and (ii) any non-performing assets or foreclosed real estate until such time as the Bank is rated a composite "3" rating according to the Uniform Financial Institutions Rating System.

  The Order requires the Bank to (i) maintain an effective internal asset review system that provides for adequate internal controls to ensure that management timely reviews and classifies assets pursuant to their policies;
(ii) fully comply with all policies and procedures submitted to the OTS pursuant to previous Cease and Desist Orders; (iii) operate pursuant to and comply with its business plan; (iv) submit to the OTS a written plan to develop or obtain the internal expertise and resources to measure, monitor and model net interest income and net portfolio value (the "IRR Plan"); (v) review and analyze the terms of all existing loan servicing or other agreements with affiliates, to confirm that such agreements comply with the Order and that there are formal written agreement with respect to all transactions with affiliates; and (vi) compare the results of profitability models with the performance of purchased assets. The Order also requires the Bank to submit to the OTS after each calendar quarter, reports (i) detailing their progress in implementing their Allowance for Loan Losses policies and the results of their reserve analysis for the preceding calendar quarter; (ii) detailing any violations of the policies and procedures submitted to the OTS that occurred during the preceding quarter, together with an explanation as to what caused or contributed to the act or practice constituting such violation and what, if any, corrective actions has been undertaken; (iii) detailing any variances from the business plan that occurred during the preceding quarter, showing actual and planned results, and explaining variances greater than 5 percent;
(iv) detailing the progress in implementing the IRR Plan during the preceding quarter.

  The Order requires the Bank to elect at least two additional new outside directors with specific financial institution industry experience. Such outside directors cannot have an association with the affiliates of the Bank, Wilshire Financial Services Group Inc. or institution-affiliated parties. One director has been added and another is currently pending OTS approval.

  To address regulatory concerns, the Bank was also required to submit to the OTS a bankcard plan (the "Bankcard Plan") which shall (i) establish a method by which the Bank will estimate the appropriate level of reserves for its bankcard operations; (ii) establish internal controls; (iii) create an overdraft policy that requires timely recognition of overdraft losses and identifies employees with authority to approve overdrafts; and (iv) ensure that the Bank complies with all applicable statutes and regulations. After each calendar quarter, the Bank is required to report to the OTS, in writing, any variances to the Bankcard Plan.

  The Order is enforceable by the OTS as written agreements under the Federal Deposit Insurance Act. Therefore, failure to comply with the requirements of the Order could subject the Bank and its directors and officers to further enforcement actions, including termination of Federal Deposit Insurance Corporation insurance or civil money penalties.

  Management believes that the Bank is in material compliance with the various provision of the Order as of December 31, 1997 and beyond.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Capital Requirements--Federally insured savings associations such as the Bank are required to maintain minimum levels of regulatory capital. Those standards generally are as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on a case-by-case basis. Under the Order, the Bank was required to maintain minimum capital ratios required of institutions to be deemed "well capitalized" beginning December 31, 1996. In connection with the 1997 examination, the OTS indicated that the capital level of GSB was less than satisfactory and the capital level of FBBH was not adequate in view of their risk profiles, despite the fact that the Bank had capital levels that would otherwise have qualified them as "well capitalized" under the OTS regulatory capital requirements. The OTS also indicated that the Bank's current capital levels might not be appropriate given the deficiencies noted in the examination. As a result, the Order requires the Bank to maintain core capital and risk-based capital equal to the total dollar amount of capital at FBBH and GSB at March 31, 1997, as measured at the end of each calendar quarter. The Order provides that in the event capital falls below the levels required by the Order as a result of any determination by the OTS or otherwise, the Bank would have to raise additional capital. If the OTS were to impose higher capital requirements on the Bank or additional capital were required as a result of an adverse determination by the OTS or otherwise, the Company might inject additional capital into the Bank, whether or not such usage of capital is optimal for the Company.

  As of December 31, 1997, the total core capital and total risk-based capital amounts of the Bank, compared to the OTS requirements contained in the Order is as follows:

                                                                 OTS
                                                     ACTUAL  REQUIREMENT EXCESS
                                                     ------- ----------- ------
   Total Core Capital............................... $46,930   $45,018   $1,912
   Total Risk-Based Capital......................... $51,429   $50,780   $  649

  The Bank's actual and required amounts and ratios were as follows:

                                                                      TO BE
                                                                 CATEGORIZED AS
                                            AMOUNT REQUIRED    "WELL CAPITALIZED"
                                              FOR CAPITAL             UNDER
                                               ADEQUACY         PROMPT CORRECTIVE
                                ACTUAL        PURPOSES(1)       ACTION PROVISIONS
                             -------------  -----------------  -------------------
                             AMOUNT  RATIO   AMOUNT   RATIO      AMOUNT    RATIO
                             ------- -----  --------- -------  ---------- --------
   DECEMBER 31, 1997
   Total Capital to Risk-
    Weighted Assets (Risk-
    Based Capital).........  $51,429 15.0%  $  27,447       (greater than or = to)8.0%  $   34,308   (greater than or = to)10.0%
   Tier 1 Capital to Risk-
    Weighted Assets........   46,930 13.7%  Not applicable                                  20,585   (greater than or = to) 6.0%
   Core Capital to Tangible
    Assets.................   46,930 10.1%     18,610       (greater than or = to)4.0%      23,262    (greater than or = to) 5.0%
   Tangible Capital to
    Tangible Assets........   46,930 10.1%      6,980       (greater than or = to)1.5%       Not applicable
   DECEMBER 31, 1996
   Total Capital to Risk-
    Weighted Assets (Risk-
    Based Capital).........  $49,561 10.5%  $  37,724       (greater than or = to)8.0%  $   47,155    (greater than or = to)10.0%
   Tier 1 Capital to Risk-
    Weighted Assets........   43,572  9.2%  Not applicable                                  28,292    (greater than or = to) 6.0%
   Core Capital to Tangible
    Assets.................   43,572  7.9%     22,021       (greater than or = to)4.0%      27,527    (greater than or = to) 5.0%
   Tangible Capital to
    Tangible Assets........   43,572  7.9%      8,258       (greater than or = to)1.5%       Not Applicable

--------
(1) The minimum requirements for capital adequacy purposes reflected are those applicable to the Bank. Institutions with a CAMEL rating of 1 that are not anticipating or experiencing significant growth and have well-diversified use are required to maintain a minimum leverage ratio of 3 percent. The Bank's minimum required ratios specified in its Order are those in the column containing the "well capitalized" requirements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  As of December 31, 1997 and 1996, the Bank's capital ratios were sufficient for it to be categorized as "well capitalized" based solely on quantitative measurement and the OTS has orally indicated that the Bank is considered to be "well capitalized" at this time. If notified or otherwise deemed to be categorized as less than "well capitalized," the Bank could be subject to restrictions in addition to those specified in the Order, including restrictions on holding brokered deposits. As of December 31, 1997, the Bank had brokered deposits of $112,461.

  Because the Bank has minimum regulatory capital requirements and the additional requirements under the Order discussed above, substantially all retained earnings of the Bank are restricted as to distribution to WAC and, ultimately, to WFSG.

  SAIF Assessment--During the fourth quarter of 1996, the Company paid approximately $1,413 for a special SAIF deposit insurance fund assessment resulting from legislation enacted to recapitalize the SAIF fund.

11. SIGNIFICANT TRANSACTIONS

  In December 1997, the Company completed a securitization of approximately $131.8 million unpaid principal balance of loans resulting in a gain of approximately $6.8 million. At the sale date, the Company allocated approximately $2.3 million of original cost basis to retained servicing rights. Such amount is included in other assets in the consolidated statement of financial condition as of December 31, 1997.

  In September 1997, the Company completed a securitization of approximately $146 million of unpaid principal balance of loans resulting in a gain of approximately $11.9 million. At the sale date, the Company allocated approximately $1.7 million of original cost basis to retained servicing rights. Such amount is included in other assets in the consolidated statement of financial condition as of December 31, 1997.

  In June 1997, the Company completed a sale of approximately $175 million of loans, resulting in a gain of approximately $11.2 million. At the sale date, the Company allocated $3.5 million of original cost basis to retained servicing rights. Such amount is included in other assets in the consolidated statement of financial condition as of December 31, 1997.

  The Company sold approximately $26.8 million of loans in September 1997, which resulted in a gain of approximately $8.1 million.

  In August 1997, the Company acquired 100% of the stock of a French company which owns portfolios of discounted, non-discounted and foreclosed real estate for a purchase price of $40.6 million.

  On August 15, 1997, the Company issued $100.0 million aggregate principal amount of its 13% Series A Notes due 2004.

12. RELATED PARTY TRANSACTIONS

  Substantially all loans are serviced by Wilshire Credit Corporation ("WCC") pursuant to a servicing agreement. WCC is affiliated with the Company through the common ownership of the Company's principal shareholders. Management believes that the terms of the servicing agreement are no less favorable to the Company than terms offered by other servicers. Due from affiliate in the accompanying consolidated statements of financial condition substantially represents the amount of payments collected by WCC but not yet remitted to the Company at that date. Loan servicing fees and expenses shown in the consolidated statements of operations were paid to WCC and include the servicing fees which are based on the servicing agreement and reimbursements for direct expenses borne by WCC on behalf of the Company.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  On July 31, 1997, the Company issued to WCC shares of 14% cumulative, pay in kind preferred stock with an aggregate liquidation value of $27,500 in exchange for the cancellation of certain payables to that affiliate aggregating approximately $27,100 and $400 in cash. In February 1998, the preferred stock was redeemed from the proceeds of a common stock offering. (see Note 18).

  Loans with carrying values of $128,389 and mortgage-backed securities with carrying values of $8,767 were transferred to WFSG from WCC during the year ended December 31, 1997. These assets were transferred at a price equal to their net book value at the date of transfer. Any gain or loss from any sale or securitization of such assets by WSFG will be recorded in the consolidated financial statements of WSFG when any such transaction is consummated.

  In November and December 1996, rights to servicing fees related to loans held by WCC, including a profit participation element, were transferred to WFSG at WCC's historical cost basis of $0.

13. EARNINGS PER SHARE

  The following is a reconciliation of net income available to common shareholders and weighted average shares outstanding as used to calculate basic and diluted earnings per share for the years ended December 31, 1997 and 1996. There were no common stock equivalents during the year ended December 31, 1995 and accordingly, weighted average shares outstanding were equivalent for basic and diluted earnings per share.

                                                                       PER SHARE
                                                    INCOME    SHARES    AMOUNT
                                                    -------  --------- ---------
   DECEMBER 31, 1997
   Net income...................................... $15,164
   Preferred stock dividend........................  (1,604)
                                                    -------
   Net income available to common shareholders..... $13,560
                                                    =======
   Basic earnings per share........................ $13,560  7,569,808   $1.79
   Dilution from common stock equivalents..........            449,491
                                                    -------  ---------   -----
   Diluted earnings per share...................... $13,560  8,019,299   $1.69
                                                    =======  =========   =====
                                                                       PER SHARE
                                                    INCOME    SHARES    AMOUNT
                                                    -------  --------- ---------
   DECEMBER 31, 1996
   Net income...................................... $ 4,967
   Net income available to common shareholders..... $ 4,967
   Basic earnings per share........................ $ 4,967  4,638,926   $1.07
   Dilution from common stock equivalents..........              8,142
                                                    -------  ---------   -----
   Diluted earnings per share...................... $ 4,967  4,647,068   $1.07
                                                    =======  =========   =====

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. EMPLOYEE BENEFITS AND AGREEMENTS

  Profit Sharing Plan--The Company's employees participate in a defined contribution profit sharing and 401(k) plan sponsored by companies included in the Company's "control group." At the discretion of the Company's Board of Directors, the Company may elect to contribute to the plan based on profits of the Company or based on matching participants' contributions. For the years ended December 31, 1997, 1996 and 1995, the Company contributed $119, $43 and $28, respectively, to the plan.

  Employment Agreements--The Company has entered into substantially similar employment agreements, effective November 1, 1996, with its Chief Executive Officer and its President, who are also the principal shareholders of the Company. Each agreement provides for an initial three-year term that is automatically renewable for successive two-year periods unless either party gives written notice to the other at least ninety days prior to the expiration of the employment term. Each agreement provides for an annual base salary of $300, which may be increased, but not decreased, by the Compensation Committee of the Board of Directors, and an annual bonus. The annual bonuses may not exceed in the aggregate 20% of the pre-tax profits of the Company. No bonuses were paid in 1997 or 1996 pursuant to these employment agreements.

  Stock Options--The Company adopted a new Stock Plan on October 28, 1996. Under the Stock Plan, the Company may grant options and other awards not to exceed 1,825,000 shares of common stock over a ten-year term. The options may be either incentive stock options or nonstatutory stock options granted at exercise prices between 100% and 110% of the fair value of WFSG common stock at the grant date. Restricted stock and stock appreciation rights may also be granted under the Stock Plan. The initial awards under the new Stock Plan were granted at the date of the initial public offering. Options for 1,095,000 shares were granted to the Company's two largest stockholders. The Stock Plan also provides that non-employee Company directors receive automatic nonstatutory stock option grants.

  In 1994 and 1995, the Bank issued stock options for the benefit of certain directors, executives and consultants. All grants were made with exercise prices equal to or greater than the book value of the relevant Bank's shares on the grant dates. In the fourth quarter of 1996, these options were converted into 31,225 options to purchase the stock of WFSG.

  A summary of the Company's stock options as of December 31, 1997 and 1996, and changes during the periods then ended is presented below:

                                                 1997                1996
                                          ------------------- ------------------
                                                     WEIGHTED           WEIGHTED
                                                     AVERAGE            AVERAGE
                                                     EXERCISE           EXERCISE
                                           SHARES     PRICE    SHARES    PRICE
                                          ---------  -------- --------- --------
   Outstanding at beginning of period.... 1,126,225   $11.39     31,225  $ 8.80
   Granted...............................   263,909    23.73  1,095,000   11.46
   Forfeited.............................    (2,808)   13.88        --      --
                                          ---------           ---------
   Outstanding at end of period.......... 1,387,326    13.58  1,126,225   11.39
                                          =========           =========

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  Additional information regarding options outstanding as of December 31, 1997 is as follows:

                                                          WEIGHTED-     WEIGHTED-
                                                           AVERAGE       AVERAGE
                     RANGE OF                             REMAINING     EXERCISE
                 EXERCISE PRICES                 SHARES     LIFE          PRICE
                 ---------------                --------- ---------     ---------
   $5.58.......................................    18,358   2.50 years   $ 5.58
   $10.50-$11.55............................... 1,095,000   8.97          11.31
   $12.15-$14.90...............................    10,809   1.50          13.64
   $16.25-$18.70...............................   119,198   9.15          18.68
   $22.31-$24.88...............................    20,753   9.74          22.40
   $26.50-$28.88...............................   123,208   9.77          28.87
                                                ---------
                                                1,387,326
                                                =========

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its Stock Plan. Accordingly, no compensation expense has been recognized for grants under the Stock Plan. Had compensation expense for the Company's Stock Plan been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------- ------
   Net income to common shareholders:
     As reported................................................ $13,560 $4,967
     Pro forma.................................................. $13,218 $2,775
   Net income per common and common share equivalent:
     Basic earnings per share:
       As reported.............................................. $  1.79 $ 1.07
       Pro forma................................................ $  1.75 $ 0.60
     Diluted earnings per share:
       As reported.............................................. $  1.69 $ 1.07
       Pro forma................................................ $  1.65 $ 0.60

  There were no options granted in 1997 with exercise prices below the market value of the stock at the grant date. The weighted average fair value of options granted during 1997 was $1,799 for options with exercise prices exceeding the market price of the stock at the grant date. Fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 25%, risk-free interest rate of 6.6% and expected lives of three to five years.

15. ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                DECEMBER 31, 1997
                               -------------------
                               CARRYING ESTIMATED
                                AMOUNT  FAIR VALUE
                               -------- ----------
   Assets:
     Cash and cash
      equivalents............  $ 66,115  $ 66,115
     Mortgage-backed
      securities available
      for sale...............   298,964   298,964
     Mortgage-backed
      securities held to
      maturity...............    18,468    18,284
     Securities held to
      maturity...............     5,946     6,094
     Trading account
      securities.............    38,969    38,969
     Loans, discounted loans,
      and loans held for
      sale, net..............   927,957   936,846
     Federal Home Loan Bank
      stock..................     5,031     5,031
   Liabilities:
     Deposits................   362,598   362,571
     Short-term borrowings...   966,500   966,500
     Notes payable...........   184,245   193,918
   Off-balance-sheet
    instruments:
     Interest-rate swaps.....       --        991
     Interest-rate futures...       --       (724)
     Foreign currency
      futures................       --        495
                                DECEMBER 31, 1996
                               -------------------
                               CARRYING ESTIMATED
                                AMOUNT  FAIR VALUE
                               -------- ----------
   Assets:
     Cash and cash
      equivalents............  $152,298  $152,298
     Mortgage-backed
      securities available
      for sale...............    31,270    31,270
     Mortgage-backed
      securities held to
      maturity...............    21,724    21,252
     Securities held to
      maturity...............     7,429     7,518
     Trading account
      securities.............    24,541    24,541
     Loans, discounted loans,
      and loans held for
      sale, net..............   411,592   424,450
     Federal Home Loan Bank
      stock..................     2,958     2,958
   Liabilities:
     Deposits................   501,614   504,629
     Short-term borrowings...    97,624    97,624
     Notes payable...........    75,000    75,000
   Off-balance-sheet
    liabilities:
     Interest-rate swaps.....       --       (500)

  The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are explained below:

  Cash and Cash Equivalents--The carrying amounts approximate fair values due to the short-term nature of these instruments.

  Securities and Mortgage-Backed Securities--The fair values of securities are generally obtained from market bids for similar or identical securities, or are obtained from independent security brokers or dealers.

  Loans, Discounted Loans and Loans Held for Sale--The fair value of discounted loans, which are predominately non-performing loans, is more difficult to estimate due to uncertainties as to the nature, timing and extent to which the loans will be either collected according to original terms, restructured, or foreclosed upon. Discounted loans fair values were estimated using the Company's best judgement for these factors in

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

determining the estimated present value of future net cash flows discounted at a risk-adjusted market rate of return. For other loans, fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as fixed- and adjustable-rate interest terms. The fair values of fixed-rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed-rate loans as well as anticipated prepayment schedules. The fair values of adjustable-rate mortgage loans are based on discounted cash flows utilizing discount rates that approximate the pricing of available mortgage-backed securities having similar rate and repricing characteristics, as well as anticipated prepayment schedules. No value adjustments have been made for changes in credit within the loan portfolio. It is management's opinion that the allowance for estimated loan losses pertaining to loans results in a fair value adjustment of the credit risk of such loans.

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

  Notes Payable--The fair value of notes payable is obtained from market bids from independent securities dealers.

  Off-Balance-Sheet Liabilities--The fair values of interest-rate swaps are estimated at the net present value of the future payable, based on the current spread, discounted at a current rate. The fair values of interest rate and foreign currency futures are generally obtained from market bids for similar or identical instruments. Fair values of off-balance-sheet commitments to lend are estimated based on deferred fees associated with such commitments, which are immaterial as of the reporting date.

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

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                 QUARTERS ENDED
                                  ----------------------------------------------
                                  DECEMBER 31, SEPTEMBER 30, JUNE 30,  MARCH 31,
                                      1997         1997        1997      1997
                                  ------------ ------------- --------  ---------
Interest income..................   $34,601       $29,947    $27,892    $17,617
Interest expense.................    27,800        24,345     20,717     13,974
Provision (recovery) for loan
 losses..........................     1,065         2,350        445     (1,869)
                                    -------       -------    -------    -------
Net interest income after
 provision (recovery) for loan
 losses..........................     5,736         3,252      6,730      5,512
Non-interest income..............    14,586        28,631     15,585      2,501
Non-interest expense.............    15,744        19,578     13,502      7,908
                                    -------       -------    -------    -------
Income before income taxes.......     4,578        12,305      8,813        105
Income tax provision.............     1,656         5,237      3,702         42
                                    -------       -------    -------    -------
Net income.......................   $ 2,922       $ 7,068    $ 5,111    $    63
                                    =======       =======    =======    =======
Earnings per share:
  Basic..........................   $  0.01       $  0.68    $  0.85    $  0.26
  Diluted........................   $  0.01       $  0.66    $  0.80    $  0.24
                                                 QUARTERS ENDED
                                  ----------------------------------------------
                                  DECEMBER 31, SEPTEMBER 30, JUNE 30,  MARCH 31,
                                      1996         1996        1996      1996
                                  ------------ ------------- --------  ---------
Interest income..................   $14,285       $12,186    $12,407    $ 9,544
Interest expense.................     9,685         7,572      7,046      4,974
Provision for loan losses........       798         4,883      5,483      5,385
                                    -------       -------    -------    -------
Net interest income (loss) after
 provision for loan losses.......     3,802          (269)      (122)      (815)
Non-interest income..............    11,796         1,140        817      4,189
Non-interest expense.............     4,772         5,298      2,525      2,851
                                    -------       -------    -------    -------
Income (loss) before income
 taxes...........................    10,826        (4,427)    (1,830)       523
Income tax provision (benefit)...     4,777        (3,373)      (805)      (474)
                                    -------       -------    -------    -------
Net income (loss)................   $ 6,049       $(1,054)   $(1,025)   $   997
                                    =======       =======    =======    =======
Earnings (loss) per share:
  Basic..........................   $  1.05       $ (0.19)   $ (0.24)   $  0.34
  Diluted........................   $  1.05       $ (0.19)   $ (0.24)   $  0.34
                                                 QUARTERS ENDED
                                  ----------------------------------------------
                                  DECEMBER 31, SEPTEMBER 30, JUNE 30,  MARCH 31,
                                      1995         1995        1995      1995
                                  ------------ ------------- --------  ---------
Interest income..................   $ 7,329       $ 6,173    $ 5,776    $ 5,103
Interest expense.................     4,070         3,704      3,573      3,134
Provision for loan losses........     1,045         1,020      1,028      1,173
                                    -------       -------    -------    -------
Net interest income after
 provision for loan losses.......     2,214         1,449      1,175        796
Non-interest income..............       353         1,591        526        467
Non-interest expense.............     2,795         2,052      1,629      1,456
                                    -------       -------    -------    -------
Income (loss) before income
 taxes...........................      (228)          988         72       (193)
Income tax provision (benefit)...       (21)           78          4        (14)
                                    -------       -------    -------    -------
Net (loss) income................   $  (207)      $   910    $    68    $  (179)
                                    =======       =======    =======    =======
Earnings (loss) per share:
  Basic..........................   $ (0.16)      $  0.70    $  0.05    $ (0.14)
  Diluted........................   $ (0.16)      $  0.70    $  0.05    $ (0.14)

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17. PARENT COMPANY INFORMATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
   ASSETS
   Cash...................................................... $ 38,522 $ 65,207
   Mortgage-backed securities available for sale, at fair
    value....................................................   70,097      --
   Due from affiliate, net...................................  140,231   22,095
   Investment in subsidiaries................................   63,169   48,065
   Prepaid expenses and other assets.........................   31,076    4,665
                                                              -------- --------
                                                              $343,095 $140,032
                                                              ======== ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable and other liabilities.................... $  4,821 $  4,010
   Short-term borrowings.....................................   54,907      --
   Notes payable.............................................  184,245   75,000
                                                              -------- --------
       Total liabilities.....................................  243,973   79,010
   Contributed and retained equity...........................   99,122   61,022
                                                              -------- --------
                                                              $343,095 $140,032
                                                              ======== ========

CONDENSED STATEMENTS OF OPERATIONS

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   ---------  -------  -------
   Interest income................................ $   6,187  $    45  $     9
   Interest expense...............................    18,337      421      243
                                                   ---------  -------  -------
   Net interest expense...........................   (12,150)    (376)    (234)
   Non-interest (loss) income.....................      (344)     563    1,155
   Non-interest expense...........................     1,667      125      363
                                                   ---------  -------  -------
   (Loss) income before equity in earnings of
    subsidiaries and income tax benefit...........   (14,161)      62      558
   Income tax benefit.............................     5,947      131      --
   Equity in earnings of subsidiaries.............    23,378    4,774       34
                                                   ---------  -------  -------
   Net income..................................... $  15,164  $ 4,967  $   592
                                                   =========  =======  =======

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

CONDENSED STATEMENTS OF CASH

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997       1996     1995
                                                   ---------  --------  -------
   CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income...................................  $  15,164  $  4,967  $   592
    Adjustments to reconcile net income to net
     cash used in operating activities:
     Amortization of purchase accounting
      adjustments................................        --     (1,045)  (1,045)
     Equity in earnings of subsidiaries..........    (23,378)   (4,774)     (34)
     Change in:
      Prepaid expenses and other assets..........     (8,823)   (4,512)      51
      Accounts payable and other liabilities.....    (10,939)    4,657       90
      Due from affiliate, net....................    (92,240)  (22,670)     (71)
      Other......................................        --        --        33
                                                   ---------  --------  -------
       Net cash used in operating activities.....   (120,216)  (23,377)    (384)
                                                   ---------  --------  -------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Mortgage-backed Securities
      available for sale.........................    (82,949)      --       --
     Principal repayment of Mortgage-backed
      securities available for sale..............     12,452       --       --
     Net investment in subsidiaries..............        --    (24,514)  (9,000)
                                                   ---------  --------  -------
       Net cash used in investing activities.....    (70,497)  (24,514)  (9,000)
                                                   ---------  --------  -------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of notes payable...................    109,245    75,000      --
     Proceeds from short term borrowings.........     59,920       --       --
     Repayments of short term borrowings.........     (5,013)      --       --
     Issuance of capital stock...................        --     38,097      --
       Purchase of treasury stock................       (124)      --       --
     Issuance of subordinated debt...............        --        --     9,000
     Dividends from subsidiary...................        --        --        65
                                                   ---------  --------  -------
       Net cash provided by financing activities.    164,028   113,097    9,065
                                                   ---------  --------  -------
   NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS..................................    (26,685)   65,206     (319)
   CASH:
     Beginning of year...........................     65,207         1      320
                                                   ---------  --------  -------
     End of year.................................  $  38,522  $ 65,207  $     1
                                                   =========  ========  =======
   NONCASH FINANCING ACTIVITIES:
     Conversion of capital stock to notes
      payable....................................        --        --   $ 1,000
     Exchange of note payable for common stock...        --   $ 11,000      --
     Issuance of preferred stock in exchange for
      cancellation of certain payables due to
      affiliate..................................  $  27,500       --       --
     Pay-in-kind preferred stock dividend........      1,604       --       --

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. SUBSEQUENT EVENTS

  The Company has established Wilshire Real Estate Investment Trust, Inc. ("Wilshire REIT"), which intends to qualify and will elect to be taxed as a Real Estate Investment Trust. The Wilshire REIT has filed a registration statement with the Securities and Exchange Commission in connection with a proposed underwritten public offering of its common stock. The Company expects to retain a minority interest (currently expected to be approximately 9.9%, with options to acquire an additional 10%) in the Wilshire REIT following the Wilshire REIT's proposed initial public offering. The Company intends to sell loans and mortgage-backed securities to the Wilshire REIT following the initial public offering at their estimated fair values.

  During 1997, the Company entered into a commitment to acquire a participating interest in a portfolio of loans from a European insurance company for a purchase price of approximately $140.0 million. The Company expects to finance approximately 80% of the purchase price with an unrelated third party. The Company has granted the Wilshire REIT an option to purchase all or a portion of the Company's interest in such assets.

  Subsequent to December 31, 1997, the Company purchased certain assets of an unaffiliated mortgage originator for approximately $2.8 million.

  Effective February 9, 1998, the Company issued 3,500,000 shares of its common stock for proceeds of approximately $65,700. A portion of the proceeds from this offering were used to redeem the Company's $27,500 of Pay-in-Kind Preferred Stock. The remaining proceeds provide capital for the Company's leveraged acquisition of pools of loans and other investments.

  In the first quarter of 1998, the Company completed an exchange offer, pursuant to which the holders of the Series A Notes exchanged their Series A Notes for 13% Series B Notes due 2004 of the Company, which contain substantially identical terms as the Series A Notes, except with respect to restrictions on transfer.

  Subsequent to December 31, 1997 the Company acquired or committed to acquire approximately $550 million unpaid principal of loans, discounted loans and loans held for sale.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF ON MARCH 27, 1997 BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          WILSHIRE FINANCIAL SERVICES GROUP
                                           INC.

                                               /s/ Lawrence A. Mendelsohn
                                          -------------------------------------
                                                 Lawrence A. Mendelsohn
                                                        President

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON MARCH 27, 1997 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.


             SIGNATURE                              TITLE
             ---------                              -----

  /s/   Andrew A. Wiederhorn         Chairman of the Board, Chief
____________________________________  Executive Officer, Secretary and
        Andrew A. Wiederhorn          Treasurer

   /s/ Lawrence A. Mendelsohn        President and Director
____________________________________
       Lawrence A. Mendelsohn

       /s/  Chris Tassos             Executive Vice President and Chief
____________________________________  Financial Officer
           Chris Tassos

    /s/    Don H. Coleman            Director
____________________________________
           Don H. Coleman

      /s/ Philip G. Forte            Director
____________________________________
          Philip G. Forte

     /s/ David Dale-Johnson          Director
____________________________________
        David Dale-Johnson

                                 EXHIBIT INDEX

  The following exhibits are filed as part of this report.

  +3.1  Certificate of Incorporation
 ++3.2  Certificate of Designation of Cumulative Redeemable PIK Preferred Stock
  +3.3  By-laws
 +10.1  Form of Employment Agreement dated November 15, 1996 among the Company and Andrew A. Wiederhorn
 +10.2  Form of Employment Agreement dated November 15, 1996 among the Company and Lawrence A. Mendelsohn
 +10.3  Incentive Stock Plan
 +10.5  Master Repurchase Agreement between First Bank of Beverly Hills, F.S.B.
        and Bear Sterns Mortgage Capital Corporation dated as of May 22, 1996
 +10.6  Supplemental Terms and Conditions dated as of May 22, 1996 between
        First Bank of Beverly Hills, F.S.B. and Bear Sterns Mortgage Capital
        Corporation
 +10.7  Master Repurchase Agreement between Girard Savings Bank FSB and Bear
        Stearns Mortgage Capital Corporation dated as of December 22, 1995
 +10.8  Master Repurchase Agreement dated as of November 15, 1996 between CS
        First Boston Mortgage Capital Corp. and Wilshire Funding Corp.
 x10.9  Servicing Agreement between Wilshire Financial Services Group Inc. and
        Wilshire Credit Corporation dated November 15, 1996
 x10.10 Form of Amended and Restated Interim Warehouse and Security Agreement
        by and between Prudential Securities Credit Corporation and WMFC 1997-
        2, Inc.
 x10.11 Cease and Desist Order (Girard Savings Bank, F.S.B.)
 x10.12 Cease and Desist Order (First Bank of Beverly Hills, F.S.B.)
 *11    Statement regarding earnings per share
 *12    Statement regarding the computation of the ratio of earnings to fixed charges
 #16    Letter on Change in certifying Accountant
 x21.1  Subsidiaries
 *27    Financial Data Schedule

--------
 * Filed herewith
 + Incorporated by reference to the Company's Registration Statement on Form
   S-1 dated December 19, 1996 (Registration No. 333-15263)
 ++Incorporated by reference to the Company's Registration Statement on Form
   S-4 dated October 10, 1997 (Registration No. 333-37575)
 # Incorporated by reference to the Company's Current Report on Form 8-K dated
   April 7, 1997
 x Incorporated by reference to the Company's Registration Statement on Form
   S-1 dated February 2, 1998 (Registration No. 333-42779)