Form 10-Q
period 1998-03-31
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 1998-05-15
CIK 1024321

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 1998

                                      or

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

                                (503) 223-5600
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at April 30, 1998
Common Stock, par value $.01 per share               11,070,000 Shares

================================================================================

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1.  Financial Statements.

         Consolidated Statements of Financial Condition.......................3

         Consolidated Statements of Operations................................4

         Consolidated Statements of Cash Flows................................5

         Consolidated Statements of Stockholders' Equity......................8

         Notes to Interim Financial Statements................................9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..........................................11

Item 3   Quantitative and Qualitative Disclosures About Market Risk..........16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................19

Item 2.  Changes in Securities...............................................19

Item 3.  Defaults Upon Senior Securities.....................................19

Item 4.  Submission of Matters to a Vote of Security-Holders.................19

Item 5.  Other Information...................................................19

Item 6.  Exhibits and Reports on Form 8-K....................................19

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                    MARCH 31,          DECEMBER 31,
                                                                      1998                 1997
                                                                   -----------         -----------
ASSETS                                                             (Unaudited)
                                                                         (Dollars in thousands)
  Cash and cash equivalents ....................................   $    45,915         $    66,115
  Mortgage-backed securities available for sale, at fair value .       331,301             298,964
  Mortgage-backed securities held to maturity, at amortized cost        17,593              18,468
  Securities held to maturity, at amortized cost ...............         5,950               5,946
  Trading account securities ...................................        20,674              38,969
  Loans, net ...................................................       142,864             153,908
  Discounted loans, net ........................................       446,994             463,355
  Loans held for sale, net, at lower of cost or market .........       460,586             310,694
  Stock in Federal Home Loan Bank of San Francisco, at cost ....         5,106               5,031
  Real estate owned, net .......................................       185,008             169,612
  Leasehold improvements and equipment, net ....................         3,289               2,507
  Due from affiliate, net ......................................        43,772              42,171
  Accrued interest receivable ..................................         5,382               6,641
  Prepaid expenses and other assets ............................        63,612              46,646
                                                                   -----------         -----------
TOTAL ..........................................................   $ 1,778,046         $ 1,629,027
                                                                   ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits .....................................................   $   368,990         $   362,598
  Short-term borrowings ........................................     1,068,091             966,500
  Notes payable ................................................       184,245             184,245
  Accounts payable and other liabilities .......................        25,414              16,562
                                                                   -----------         -----------
    Total liabilities ..........................................     1,646,740           1,529,905
                                                                   -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock .................................................       118,335              55,897
  Preferred stock ..............................................            --              27,500
  Treasury stock ...............................................          (124)               (124)
  Retained earnings ............................................        13,700              18,782
  Accumulated other comprehensive income .......................          (605)             (2,933)
                                                                   -----------         -----------
    Total stockholders' equity .................................       131,306              99,122
                                                                   -----------         -----------
TOTAL ..........................................................   $ 1,778,046         $ 1,629,027
                                                                   ===========         ===========

                  See notes to interim financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               Quarter Ended
                                                                  March 31,
                                                      ---------------------------------
                                                          1998                 1997
                                                      ------------         ------------
INTEREST INCOME:                                            (Dollars in thousands)
  Loans ..........................................    $     24,889         $     18,310
  Mortgage-backed securities .....................           9,107                  416
  Securities and federal funds sold ..............             822                  940
                                                      ------------         ------------
    Total interest income ........................          34,818               19,666
                                                      ------------         ------------

INTEREST EXPENSE:
  Deposits .......................................           5,386                7,007
  Borrowings .....................................          25,074                6,967
                                                      ------------         ------------
    Total interest expense .......................          30,460               13,974
                                                      ------------         ------------
NET INTEREST INCOME ..............................           4,358                5,692
PROVISION FOR ESTIMATED LOSSES ON LOANS ..........          (1,500)              (1,869)
                                                      ------------         ------------
NET INTEREST INCOME AFTER PROVISION FOR
  ESTIMATED LOSSES ON LOANS.......................           5,858                7,561
                                                      ------------         ------------
OTHER INCOME:
  Servicing revenue ..............................           1,371                  161
  Real estate owned, net .........................              73                1,182
  Bankcard income, net ...........................             500                  465
  Gain on sale of loans ..........................              --                   --
  Gain on sale of securities .....................           2,085                   --
  Trading income .................................           1,458                   14
  Other, net .....................................             651                  679
                                                      ------------         ------------
    Total other income ...........................           6,138                2,501
                                                      ------------         ------------
OTHER EXPENSES:
  Compensation and employee benefits .............           5,917                3,041
  Loan service fees and expenses paid to affiliate           8,858                4,995
  Professional services ..........................           1,393                  313
  Occupancy ......................................             433                  161
  FDIC insurance premiums ........................             236                  230
  Other general and administrative expenses ......           2,960                1,217
                                                      ------------         ------------
    Total other expenses .........................          19,797                9,957
                                                      ------------         ------------
INCOME (LOSS) BEFORE INCOME TAX PROVISION ........          (7,801)                 105
INCOME TAX PROVISION (BENEFIT) ...................          (3,136)                  42
                                                      ------------         ------------
NET (LOSS) INCOME ................................    $     (4,665)        $         63
                                                      ============         ============

EARNINGS PER SHARE ...............................    $      (0.52)        $       0.01

WEIGHTED AVERAGE SHARES OUTSTANDING ..............       9,742,778            7,570,000

                  See notes to interim financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                              Quarter Ended
                                                                                March 31,
                                                                     ------------------------------

                                                                          1998            1997
                                                                     --------------  --------------
                                                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                  $    (4,665)       $     63
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Provision for estimated loan losses .........................        (1,500)         (1,869)
     Provision for losses on real estate owned....................           990              --
     Depreciation and amortization ...............................           267             111
     Gain on sale of real estate owned ...........................        (1,450)         (1,273)
     Origination of loans held for sale...........................       (85,722)             --
     Purchase of loans held for sale .............................       (78,985)       (187,487)
     Gain on sale of securities ..................................        (2,085)             --
     Unrealized gain on trading securities........................        (1,458)             --
     Amortization of discounts and deferred fees .................        (5,130)         (7,089)
     Other .......................................................          (249)           (143)
  Change in:
     Trading account securities ..................................        20,038           6,783
     Accrued interest receivable .................................         1,259          (5,051)
     Prepaid expenses and other assets ...........................       (16,392)         (1,445)
     Due from affiliate, net .....................................        (2,018)         32,539
     Accounts payable and other liabilities ......................         8,852          10,001
                                                                     --------------  --------------
         Net cash used in operating activities                          (168,248)       (154,860)
                                                                     --------------  --------------

                  See notes to interim financial statements.

                                   (Continued)

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                               Quarter Ended
                                                                                  March 31,
                                                                         ----------------------------

                                                                            1998            1997
                                                                         -----------  ---------------

                                                                             (Dollars in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of loans .................................................     (38,043)         (184,397)
  Loan repayments ...................................................      47,513            35,434
  Loan originations .................................................      (5,876)          (13,015)
  Purchase of mortgage-backed securities available for sale .........     (37,082)          (93,715)
  Repayments of mortgage-backed securities available for sale .......       8,222               240
  Repayments of mortgage-backed securities held to maturity .........         855               715
  Purchases of real estate owned ....................................     (11,855)               --
  Proceeds from sale of real estate owned ...........................      42,442            13,007
  Purchases of leasehold improvements and equipment .................      (1,049)              (45)
  Other .............................................................          --               (57)
                                                                         -----------  ---------------
    Net cash provided by (used in) investing activities .............       5,127          (241,833)
                                                                         -----------  ---------------


                  See notes to interim financial statements.

                                  (Continued)

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                              Quarter Ended
                                                                                                March 31,
                                                                                      -----------------------------

                                                                                           1998            1997
                                                                                      --------------  -------------
                                                                                          (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits ...........................................             6,392        (38,625)
  Issuance of common stock ......................................................            62,438             --
  Proceeds from short-term borrowings ...........................................           463,683        360,146
  Repayments of short-term borrowings ...........................................          (362,092)       (27,597)
  Redemption of preferred stock .................................................           (27,500)            --
  Proceeds from notes payable ...................................................              --            9,245
                                                                                      --------------  -------------
    Net cash provided by financing activities ...................................           142,921        303,169
                                                                                      --------------  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS .......................................           (20,200)       (93,524)
CASH AND CASH EQUIVALENTS:
  Beginning of period ...........................................................            66,115        152,298
                                                                                      --------------  -------------
  End of period .................................................................     $      45,915   $     58,774
                                                                                      ==============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION-Cash paid during the quarter for:
  Interest ......................................................................     $      30,449       $ 10,696
  Income taxes ..................................................................             5,015          3,500

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Additions to real estate owned acquired in settlement of loans ................            45,523         19,612
  Equipment acquired through capital lease ......................................                --            493
  Pay in kind preferred stock dividend ..........................................               417             --

                  See notes to interim financial statements.

                                  (Concluded)

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                 Preferred Stock        Common Stock        Treasury Stock
                                               -------------------  --------------------  -----------------
                                                Shares     Amount    Shares      Amount    Shares   Amount
                                               --------   -------- ----------  ---------  -------- --------
                                                                  (Dollars in thousands)
BALANCE, January 1, 1996.....................      --     $   --    1,300,863  $  6,800       --   $   --

  Net income.................................

  Unrealized loss on available-for-sale
    securities-net of tax....................

  Exchange of subordinated debt
    for Common Stock.........................                       1,606,618    11,000

  Issuance of Common Stock...................                       4,662,519    38,097
                                               --------   -------- ----------  ---------  -------- --------

BALANCE, December 31, 1996...................      --         --    7,570,000    55,897       --       --

  Net income.................................

  Issuance of Preferred Stock................    27,500     27,500

  Preferred Stock dividend...................

  Unrealized loss on available-for-sale
    securities-net of tax....................

  Treasury Stock.............................                                               5,000     (124)
                                               --------   -------- ----------  ---------  -------- --------

BALANCE, December 31, 1997...................    27,500     27,500  7,570,000    55,897     5,000     (124)

  Net loss...................................

  Preferred Stock dividend...................

  Preferred Stock redemption.................   (27,500)   (27,500)

  Issuance of Common Stock...................                       3,500,000    62,438

  Unrealized gain on available-for-sale
    securities-net of tax....................

  Unrealized loss on foreign
    currency translation.....................
                                               --------   -------- ----------  ---------  -------- --------
BALANCE, March 31, 1998
  (unaudited)................................      --     $   --   11,070,000  $118,335     5,000  $  (124)
                                               ========   ======== ==========  =========  ======== ========




                                                        Retained
                                                        Earnings   Accumulated Other
                                                      Accumulated   Comprehensive
                                                        Deficit     Income (Loss)      Total
                                                       --------     ------------     ---------
                                                                       (Dollars in thousands)
BALANCE, January 1, 1996.....................          $    255       $    (16)       $  7,039

  Net income.................................             4,967                          4,967

  Unrealized loss on available-for-sale
    securities-net of tax....................                              (81)            (81)

  Exchange of subordinated debt
    for Common Stock.........................                                           11,000

  Issuance of Common Stock...................                                           38,097
                                                       --------       --------        --------

BALANCE, December 31, 1996...................             5,222            (97)         61,022

  Net income.................................            15,164                         15,164

  Issuance of Preferred Stock................                                           27,500

  Preferred Stock dividend...................            (1,604)                        (1,604)

  Unrealized loss on available-for-sale
    securities-net of tax....................                           (2,836)         (2,836)

  Treasury Stock.............................                                             (124)
                                                       --------       --------        --------

BALANCE, December 31, 1997...................            18,782         (2,933)         99,122

  Net loss...................................            (4,665)                        (4,665)

  Preferred Stock dividend...................              (417)                          (417)

  Preferred Stock redemption.................                                          (27,500)

  Issuance of Common Stock...................                                           62,438

  Unrealized gain on available-for-sale
    securities-net of tax....................                            2,476           2,476

  Unrealized loss on foreign
    currency translation.....................                             (148)           (148)
                                                       --------       --------        --------

BALANCE, March 31, 1998
  (unaudited)................................          $ 13,700       $   (605)       $131,306
                                                       ========       ========        ========

                  See notes to interim financial statements.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                             (Dollars in thousands)




1.   BASIS OF PRESENTATION

The consolidated interim financial statements of Wilshire Financial Services Group Inc. and subsidiaries (the "Company") are unaudited and should be read in conjunction with the 1997 Annual Report on Form 10-K. A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the 1997 Annual Report on Form 10-K.

In the opinion of management, all adjustments generally comprised of normal recurring accruals necessary for fair presentations of the interim financial statements have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Certain reclassifications of 1997 amounts were made in order to conform to the 1998 presentation, none of which affect previously reported net income.

2.   COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

In hedging the interest rate exposure of a fixed-rate or lagging-index asset, the Company may create a hedge which matches the principal amortization of such asset against the maturity of the Company's liabilities generally by entering into short or forward sales of U.S. Treasury securities, Government Securities or interest rate future contracts. This results in market gains or losses on hedging instruments, in response to interest rate increases or decreases, respectively, which approximate the amount of the corresponding market losses or gains, respectively, on loans being hedged.

At March 31, 1998, the Company had open short positions on 40 U.S. Treasury Bond, 440 10-year U.S. Treasury Note, 309 2-year U.S. Treasury Note, 1,306 5-year U.S. Treasury Note, and 450 French Franc futures contracts. The aggregate net losses on these instruments are deferred as an adjustment to the basis of the hedged assets. The total amount deferred as of March 31, 1998 in the consolidated statement of financial condition was $3,715. The Bank utilizes interest rate swaps to convert deposits to fixed rate liabilities to maintain a more predictable spread between the fixed income on loans and the interest expense on borrowings. At March 31, 1998, the notional amount of interest rate swaps related to deposits was $173,379. The weighted average fixed payments and floating-rate receipts of interest were 6.07% and 0.29% over USD LIBOR, respectively.

The Company also utilizes interest rate swaps to convert certain fixed rate borrowings to variable rate. The notional amount of interest rate swaps related to the 13% Series A Notes was $20.0 million at March 31, 1998. The weighted average fixed receipts and floating-rate payments of interest were 13% and 2.50% over USD LIBOR, respectively.

From time to time, the Company enters into various commitments and letters of intent relating to purchases of loans, foreclosed real estate portfolios and discrete operating companies. There can be no assurance that any of such transactions will ultimately be consummated. It is the Company's policy to generally record such transactions in the financial statements in the period in which such transactions are closed.


3.   NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 131 "Disclosure About Segments of an Enterprise and Related Information" which establishes standards for the way public entities report information about operating segments in annual financial statements and requires that those entities report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for fiscal years beginning after December 15, 1997 with interim periods presented following the initial presentation in annual financial statements. The Company will incorporate appropriate disclosures at the time these pronouncements are adopted.

The American Institute of Certified Public Accountants recently issued
Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities," which has been cleared by the FASB. This SOP provides guidance on the financial reporting of start-up and organizational costs. Specifically, it requires costs of start-up activities and organizational costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The initial application of this SOP should be reported as a cumulative effect of a change in accounting principle. If the Company were to adopt this SOP as of March 31, 1998, the estimated effect on the Company's operations would be $443.

4.   FOREIGN OPERATIONS

As a result of start-up operations in the United Kingdom, France and Ireland, the Company incurred foreign losses. Additional loan portfolios will be acquired in the second and third quarter and the Company expects the foreign operations to be profitable by the fourth quarter of 1998. The Company recorded deferred tax assets associated with the foreign tax losses in the United Kingdom, France and Ireland. Although realization of these assets is not assured, management believes it is more likely than not that these losses will be realized by offsetting future taxable earnings in these countries.

5.   COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those relating to investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income which encompasses net income and unrealized gains (losses) on available for sale securities and foreign currency translation as presented below.

                                                     Quarter Ended March 31,
                                                    -------------------------
                                                       1998          1997
                                                    -----------   -----------
Net income (loss)                                   $   (4,665)   $       63
Other comprehensive (loss) income:
  Unrealized holding gain on available
    for sale securities, net of tax provision
    of $1,065 and $32 for the
    three months ended March 31, 1998 and 1997,
    respectively...............................          2,476            74
  Unrealized loss on foreign currency
    translation ...............................           (148)          --
                                                    -----------   -----------
Total comprehensive (loss) income                   $   (2,337)   $      137
                                                    ===========   ===========

6.   EARNINGS PER SHARE

The Company has outstanding stock options which are considered common stock equivalents in the calculation of diluted earnings per share. During the quarter ended March 31, 1998, the Company experienced a net loss, which resulted in common stock equivalents having an anti-dilutive effect on earnings per share. Weighted average shares outstanding is therefore equivalent for basic and diluted earnings per share.

7.   SIGNIFICANT TRANSACTIONS

Effective February 9, 1998, the Company completed a public offering of 3,500,000 shares of its common stock. A portion of the proceeds were used to redeem the Company's 27,500 shares of outstanding 14% cumulative, pay-in-kind preferred stock. The remaining proceeds provide capital for the Company's leveraged acquisition of pools of loans and other investments.

In the first quarter of 1998, the Company completed an exchange offer, pursuant to which the holders of the Series A Notes exchanged their Series A Notes for 13% Series B Notes due 2004 of the Company, which contain substantially identical terms as the Series A Notes, except with respect to restrictions on transfer.

During the quarter ended March 31, 1998, the Company completed the purchase of certain assets of an unaffiliated mortgage originator for a purchase price of approximately $2.8 million.

In October 1997, the Company established Wilshire Real Estate Investment Trust, Inc. (the "Wilshire REIT"), which intends to qualify and will elect to be taxed as a Real Estate Investment Trust. On April 6, 1998, the Wilshire REIT consummated an initial public offering of its common stock, upon which, the Company sold to the Wilshire REIT certain of its (i) U.S. commercial real estate assets for approximately $29.6 million, (ii) mortgage-backed securities for approximately $95.0 million and (iii) international discounted and non-discounted loans in the United Kingdom for approximately $3.4 million. In addition, the Company granted the Wilshire REIT (i) an option to purchase all or a portion of the Company's interest in two portfolios of discounted and non-discounted loans in France for a purchase price up to $110.0 million and (ii) a right of first refusal on future acquisitions of U.S. commercial real estate assets other than U.S. commercial performing loans, mortgage-backed securities and international real estate assets.

The Company has engaged an investment banking firm to facilitate the acquisition of Wilshire Credit Corporation, an affiliated entity which conducts servicing and sub-servicing activities for the Company and various third parties.

The Company has entered into negotiations for the acquisition of a commercial mortgage banker located in Southern California.

During 1998, the Office of Thrift Supervision increased their asset growth limitation previously imposed on First Bank of Beverly Hills, FSB, the primary thrift banking subsidiary of the Company, from $553 million to $750 million prior to their regular examination in July 1998.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto.

     Wilshire Financial Services Group Inc. ("WFSG" or the "Company") is a diversified financial services company. The Company conducts business in the U.S. and Europe, specializing in loan portfolio acquisition and securitization, correspondent lending and servicing. The Company offers wholesale banking through its subsidiary, First Bank of Beverly Hills, F.S.B. ("FBBH" or "First Bank").

     Prior to December 31, 1997, the principal operations of WFSG were conducted through a nonbank subsidiary, Wilshire Funding Corporation ("WFC") and two second-tier subsidiary savings banks, Girard Savings Bank, F.S.B. ("GSB" or "Girard") and First Bank (collectively, the "Savings Banks"). On December 31, 1997, First Bank was merged into Girard and the surviving entity was renamed First Bank of Beverly Hills, F.S.B. As a result, the Company's operations are currently conducted primarily through WFC and First Bank. First Bank is a federally chartered savings institution regulated by the Office of Thrift Supervision ("OTS") with one branch and a merchant bankcard center in Southern California. Administrative headquarters of the Company, WFC and First Bank are located in Portland, Oregon.


Results of Operations -- Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

Net Income (Loss)

     The Company had a net loss of approximately $4.7 million for the quarter ended March 31, 1998 compared to net income of approximately $63,000 for the quarter ended March 31, 1997. The reduction in net income was primarily attributable to higher financing and servicing costs associated with discounted loans acquired in the second half of 1997. The Company currently recognizes interest income on discounted loans as cash is received (typically 9 to 21 months after acquisition), which tends to reduce the Company's net interest margin in early months following acquisition, as financing costs are not offset by income from such loans. Servicing expenses increased due to cost of collections associated with discounted loans, growth in the total loan portfolio, and growth in loans serviced for unaffiliated third parties which is subserviced by Wilshire Credit Corporation ("WCC"), an affiliated entity. In addition, the Company chose not to complete a securitization or whole loan sale during the quarter ended March 31, 1998, opting instead to delay any such sale until the second quarter in order to obtain the best execution on any such securitization.

Net Interest Income

     The Company's net interest income was approximately $4.4 million for the quarter ended March 31, 1998 compared to approximately $5.7 million for the quarter ended March 31, 1997, a decrease of 23.4%. Interest income of $34.8 million for the first quarter of 1998 increased by $15.2 million or 77.0% over the first quarter of 1997 primarily as a result of an increase of $493.8 million in interest-earning assets (excluding real estate owned) from March 31, 1997 to March 31, 1998. Interest expense of $30.5 million for the first quarter of 1998 increased by $16.5 million or 118.0% over the comparable period in the prior year as a result of an increase of $643.9 million in interest-bearing liabilities from March 31, 1997 to March 31, 1998. Also, the Company's weighted average cost of funds increased from 7.17% at March 31, 1997 to 7.58% at March 31, 1998.

   The Company's net interest margin and loan expenses are substantially impacted by the cash basis accounting for its discounted loan portfolio. The Company recognizes expenses on discounted loans but defers revenues during the earlier lives of these portfolios since financing expense and foreclosure costs are incurred throughout the life of a discounted loan while income is only recognized when cash is received on resolution. At March 31, 1998, the Company's discounted loan portfolio made up 43% of the Company's total loan portfolio for which expenses were recognized and revenues deferred during the first quarter. In the fourth quarter of 1997, the Company acquired approximately $200 million of discounted loans.

Provisions for Estimated Losses on Loans

     Provision for estimated losses on loans for the quarter ended March 31, 1998 was a net recovery of approximately $1.5 million resulting from First Bank's recapture of reserves on loans sold or paid off which was offset by an additional provision of $0.6 million. This compares with a provision for estimated losses on loans for the quarter ended March 31, 1997, which was a net recovery of approximately $1.9 million resulting from the reversal of $2.5 million of excess reserves on loans previously sold, which was partially offset by an additional provision of approximately $0.6 million.

Other Income

     The Company's other income was approximately $6.1 million for the quarter ended March 31, 1998 compared to approximately $2.5 million for the quarter months ended March 31, 1997, an increase of 145.4%. The components of the Company's non-interest income are reflected in the following table:

                                                              Quarter Ended
                                                                 March 31,
                                                        ------------------------
                                                           1998          1997
                                                        ----------     ---------
                                                          (Dollars in thousands)
Other income:
    Servicing revenue ..............................    $   1,371      $    161
    Real estate owned, net .........................           73         1,182
    Bankcard income, net ...........................          500           465
    Gain on sale of loans ..........................           --            --
    Gain on sale of securities .....................        2,085            --
    Trading income .................................        1,458            14
    Other, net .....................................          651           679
                                                        ----------     ---------
    Total other income .............................    $   6,138      $  2,501
                                                        ==========     =========


     The increase in other income for the quarter ended March 31, 1998 is primarily attributable to (i) the sale of securities and securities trading income, which resulted in a gain of approximately $3.5 million and (ii) an increase in servicing fees paid by unaffiliated third parties. The Company chose not to complete a securitization or whole loan sale during the quarter ended March 31, 1998, opting instead to delay any such sale until the second quarter in order to obtain the best execution on any such securitization.

     Gain on the Sale of Securities. The gain on the sale of securities of approximately $2.1 million for the quarter ended March 31, 1998 is a result of the sale of approximately $17.6 million of mortgage-backed securities retained from previous securitizations by the Company. The Company's strategy is to invest in subordinate classes of mortgage-backed securities that the Company believes are likely to experience a ratings upgrade as a result of payment history, prepayment or default experience or otherwise. The Company believes that its experience in acquiring pools of loans allows it to more effectively evaluate the risks associated with a pool of loans that supports an issue of mortgage-backed securities being considered for purchase and price those securities. The Company recently granted a right of first refusal to the Wilshire REIT on future purchases of mortgage-backed securities.

     Servicing Revenue. The increase in servicing revenue of approximately $1.2 million in the quarter ended March 31, 1998 was primarily the result of contracting for servicing rights on loan portfolios owned by unaffiliated third parties and arranging for such loan portfolios to be sub-serviced by Wilshire Credit Corporation ("WCC"), an affiliate of the Company, at a rate which is lower than the rate received by the Company.

Other Expenses

     The Company's other expenses totaled approximately $19.8 million for the quarter ended March 31, 1998 compared to approximately $10.0 million for the quarter ended March 31, 1997, an increase of 98.8%, attributable primarily to an increase in loan service fees and expenses paid to affiliates resulting from increases in the Company's total loan portfolio, proportionally higher servicing costs associated with discounted loans acquired in late 1997, third party servicing (which is sub-serviced by WCC), and increased compensation and employee benefits and other general and administrative expenses resulting from the expansion of business operations and infrastructure necessary to accommodate anticipated growth (including growth in Europe).

     Loan Service Fees and Expenses Paid to Affiliate. Loan expenses and service fees increased by $3.9 million during the first quarter of 1998 compared to the comparable period in 1997 due to loan expenses related to the discounted loan portfolio and overall portfolio asset growth. For the quarter ended March 31, 1998, the Company paid $4.5 million of loan-related expenses (exclusive of loan service fees) due primarily to the Company's discounted loan portfolio. These expenses, including various expenditures to ready the asset for sale, generally precede cash receipts and revenue and, therefore, tend to reduce net income in the early periods following acquisition.

     Compensation and Employee Benefits. Compensation and employee benefits was approximately $5.9 million for the quarter ended March 31, 1998, compared to approximately $3.0 million for the quarter ended March 31, 1997, an increase of 94.6%. The increase was due primarily to an increase in the average number of full-time equivalent employees from 138 for the quarter ended March 31, 1997 to 258 for the quarter ended March 31, 1998, reflecting the expansion of business activities, particularly loan acquisition activities, European operations, and the growth of activities at the non-bank subsidiaries.

     Other general administrative expenses increased from approximately $1.2 million for the quarter ended March 31, 1997 to approximately $3.0 for the quarter ended March 31, 1998, an increase of 143.2%, due primarily to the expansion of business activities at the non-bank subsidiaries, particularly loan acquisition activities (such as due diligence costs) and European operations.

Changes in Financial Condition

     Mortgage-Backed and Other Securities. The Company's holdings of mortgage-backed securities and other securities increased approximately $13.2 million during the quarter ended March 31, 1998 primarily as a result of purchasing certain subordinated securities offset by the sale of approximately $17.6 million of mortgage-backed securities. For accounting purposes, the Company's mortgage-backed and other securities are classified as available for sale, trading account securities and held to maturity. The Company has agreed to grant the Wilshire REIT a right of first refusal with respect to mortgage-backed securities. As a consequence, the opportunity for the Company to invest in such assets would be limited to the extent the Wilshire REIT takes advantage of such investment opportunities.

     Loans, Net. The Company's portfolio of non-discounted loans and discounted loans, net of discounts and allowances, increased by approximately $122.5 million during the quarter ended March 31, 1998 primarily as a result of the Company's business strategy of aggressively acquiring discounted loans and other mortgage loans coupled with the availability of capital resulting from the Company's issuance of $100.0 million of Series A Notes and approximate proceeds of $62.4 million from the common stock offering completed by the Company during 1998. The Company also granted a right of first refusal to the Wilshire REIT with respect to certain domestic commercial real estate assets and certain international real estate assets, which could limit the Company's ability to acquire these assets in the future.

     Real Estate Owned, Net. Real estate owned, net consists of properties acquired through foreclosure or deed-in-lieu thereof on loans held by the Company or purchased directly. Real estate owned increased by approximately $15.4 million during the quarter ended March 31, 1998 primarily due to the increase in the Company's discounted loans and purchases of real estate owned. The Company actively manages its portfolio of real estate owned with a view to accelerating and maximizing the realization of cash from the disposition of that real estate.

     Due from Affiliate, Net. Due from affiliate, net of approximately $43.8 million at March 31, 1998 was primarily attributable to payments received in the normal course of servicing operations by WCC, which had not yet been remitted to the Company.

     Prepaid Expenses and Other Assets. Prepaid expenses and other assets consists primarily of capitalized mortgage servicing rights, deferred issuance costs, deferred tax asset and miscellaneous other items.

     Deposits. Deposits increased by approximately $6.4 million or 1.8% during the quarter ended March 31, 1998. Pursuant to the Cease and Desist Order, as amended (the "Order"), imposed on First Bank by its regulators, First Bank is prohibited from increasing its total assets, as measured at the end of each calendar quarter above $750 million, unless such increase is an amount that represents the total net interest credited on deposit liabilities earned during that quarter plus any increase permitted by the Order in prior quarters. The OTS recently amended the growth restriction (prior to its regularly scheduled exam in July 1998) to allow total assets of $750 million, an increase of $197 million from the $553 million limitation in place during the prior quarter.

     Notes Payable. In the fourth quarter of 1996 and the first quarter of 1997, the Company issued $84.2 million of notes payable. In the third quarter of 1997, the Company issued $100.0 million of Series A Notes. In the first quarter of 1998, the Company completed an exchange offer, pursuant to which the holders of the Series A Notes exchanged their Series A Notes for 13% Series B Notes due 2004 of the Company (the "Series B Notes"), which contain substantially identical terms as the Series A Notes, except with respect to restrictions on transfer.

     Short-Term Borrowings. Short-term borrowings increased by approximately $101.6 million during the quarter ended March 31, 1998, resulting from increased use of repurchase agreements and warehouse financing to fund the purchase of loans and securities.

     Stockholders' Equity. Stockholders equity also increased from $99.1 million at December 31, 1997 to $131.3 million for the quarter ended March 31, 1998, an increase of 32.5%. This increase was primarily due to the completion of the Company's secondary equity offering which was partially offset by the redemption of the Company's 14% pay-in-kind preferred stock. In addition, the Company's unrealized loss on securities available for sale decreased from ($2.9) million to ($0.5) million during the quarter ended March 31, 1998.

Liquidity and Capital Resources

     Liquidity is the measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, real estate and newly originated mortgage and manufactured housing loans, and for general business purposes. The Company's sources of cash flow include certificates of deposit, securitizations, net interest income and borrowings under its warehouse and repurchase financing facilities and from institutional investors and other lenders and public and private debt offerings, including the Notes and the Series A Notes. In certain limited circumstances, the Company also has borrowed money from WCC in order to fund the acquisition of loans. The Company repaid such borrowings with PIK Preferred Stock on July 31, 1997. The Company redeemed the PIK Preferred Stock in February 1998. In addition, First Bank obtains funding through FHLB advances. The Company's liquidity is actively managed on a daily basis and reviewed periodically by the Board of Directors of the Company. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company, including adequate cash flows for off-balance sheet instruments.

     Sources of liquidity for First Bank include wholesale and brokered certificates of deposit. At March 31, 1998, First Bank had approximately $361.1 million of certificates of deposit. At March 31, 1998, scheduled maturities of certificates of deposit during the 12 months ending March 31, 1999 and thereafter amounted to approximately $310.2 million and $50.9 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. However, management of First Bank believes it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds.

     At March 31, 1998, the Company's sources of borrowing included (i) an uncommitted master repurchase agreement between First Bank and Bear Stearns Mortgage Capital Corporation as to which the parties have orally agreed that approximately $210 million would be available for the purchase of loans, (ii) a committed $150 million warehouse lending agreement with Prudential Securities Credit Corporation and (iii) certain repurchase arrangements with major investment banks, including $425 million (committed) under a repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC and $357.5 million (committed) under several repurchase agreements with Salomon Brothers Realty Corp. Sources of borrowings also include FHLB advances, which are required to be secured by eligible securities collateral, and reverse repurchase agreements. At March 31, 1998, First Bank had no FHLB advances outstanding, and was eligible to borrow up to an aggregate of $4.1 million from the FHLB of San Francisco and had $4.3 million of unencumbered mortgage-backed and related securities which could be pledged to secure such borrowings.

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

     Given the Company's rapid growth and assuming that the Company continues to experience such growth, management believes that additional debt and/or equity financing may be required to sustain this level of growth once a substantial portion of the Company's equity offering, which was completed in February 1998, is invested. The Notes and Series B Notes contain certain limitations on indebtedness which may restrict the ability of the Company to issue additional indebtedness in the future and the Company may be obligated to seek equity financing. There can be no assurance that any such debt or equity financing will be available to the Company on financially attractive terms in the future.

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

     The Company will seek to purchase interest only securities ("IOs") to hedge against maturity extension risk in the Company's loan and securities portfolio in the event that the Company encounters slower than anticipated prepayments while still anticipating an acceptable return on the purchase of such IOs. Accordingly, if the underlying mortgage collateral prepays (including prepayments as a result of default and repurchases by the seller) at a rate faster than anticipated, the weighted average life of the IO will be reduced, and the yield to maturity of the IO adversely affected. Conversely, if the underlying mortgage collateral prepays at a rate slower than anticipated, the weighted average life of the IO will be extended, with a consequent positive effect on the anticipated yield to maturity of the IO.

     The Asset and Liability Committees are authorized to utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swap agreements are utilized by the Company to protect against the narrowing of the interest spread between fixed rate loans and associated liabilities funding those loans. The Company had approximately $173.4 million notional principal amount of interest rate swap agreements outstanding at December 31, 1997, which had the effect of decreasing the Company's net interest income on loans held by First Bank by approximately $0.04 million during the quarter ended March 31, 1998.

     In addition, as required by OTS regulations, the Asset and Liability Committees also regularly review interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity ("MVPE"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and MVPE that is authorized by the board of directors of First Bank. Management does not believe that First Bank's interst rate sensitivity of MVPE arising from a change in rates from 0 to 400 basis points has materially changed since December 31, 1997.

     Management of First Bank believes that the assumptions (including prepayment assumptions) used by it to evaluate the vulnerability of First
Bank's operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of First Bank's assets and liabilities and the estimated effects of changes in interest rates on First Bank's net interest income and MVPE could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

         The Company is involved in various legal proceedings occurring in the ordinary course of business which management of the Company believes will not have a material adverse effect on the financial condition or operations of the Company.

Item 2.    Changes in Securities.

         Not applicable.

Item 3.    Defaults Upon Senior Securities.

         The Company is not in material default with respect to any indebtedness exceeding 5% of the total assets of the Company and its consolidated subsidiaries.

Item 4.    Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

Item 5.    Other Information.

         The Company is currently considering the acquisition of WCC in part to
(i) integrate servicing operations and eliminate servicing fees being paid to WCC, (ii) increase fee based revenues, through servicing for unaffiliated third parties, (iii) acquire the revenue stream in excess of the Company's servicing costs that would otherwise have been payable to the WCC, (iv) reduce potential regulatory concerns regarding the relationship between First Bank and WCC, and
(v) eliminate the potential conflicts of interest between the Company and WCC. WCC is wholly-owned by the Company's principal shareholders, Andrew A. Wiederhorn and Lawrence A. Mendelsohn. In light of Messrs. Wiederhorn's and Mendelsohn's ownership of WCC, the acquisition would be subject to the approval of the independent members of the Company's Board of Directors and the receipt of a fairness opinion from a nationally recognized investment banking firm. No final decision has been made regarding the acquisition. There can be no assurance as to when or if the acquisition will occur.

         In October 1997, the Company established Wilshire Real Estate Investment Trust Inc. (the "Wilshire REIT"), which intends to qualify and will elect to be taxed as a Real Estate Investment Trust. On April 6, 1998, the Wilshire REIT consummated an initial public offering of its common stock, upon which, the Company sold to the Wilshire REIT certain of its (i) U.S. commercial real estate assets for approximately $29.6 million, (ii) mortgage-backed securities for approximately $95.0 million and (iii) international discounted and non-discounted loans in the United Kingdom for approximately $3.4 million. In addition, the Company granted the Wilshire REIT (i) an option to purchase all or a portion of the Company's interest in two portfolios of discounted and non-discounted loans in France for a purchase price up to $110.0 million and (ii) a right of first refusal on future acquisitions of U.S. commercial real estate assets other than U.S. commercial performing loans, mortgage-backed securities and international real estate assets.

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

                     WILSHIRE FINANCIAL SERVICES GROUP INC.



Date:  May 15, 1998                  By: /s/ Lawrence A. Mendelsohn
                                         -----------------------------------
                                         Lawrence A. Mendelsohn
                                         President


                                      By: /s/ Chris Tassos
                                         -----------------------------------
                                         Chris Tassos
                                         Chief Financial Officer