Form 10-Q
period 1998-06-30
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 1998-08-14
CIK 1024321

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark one)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1998

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

                CLASS                         OUTSTANDING AT JULY 31, 1998
  Common Stock, par value $.01 per                  11,070,000 Shares
                share

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION
  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION.....................      3
  CONSOLIDATED STATEMENTS OF OPERATIONS..............................      4
  CONSOLIDATED STATEMENTS OF CASH FLOWS..............................      5
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY....................      6
  NOTES TO INTERIM FINANCIAL STATEMENTS..............................      7
ITEM 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations...........................................    10
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...    18
PART II. OTHER INFORMATION
Item 1. Legal Proceedings............................................     20
Item 2. Changes in Securities........................................     20
Item 3. Defaults Upon Senior Securities..............................     20
Item 4. Submission of Matters to a Vote of Security Holders..........     20
Item 5. Other Information............................................     20
Item 6. Exhibits and Reports on Form 8-K.............................     20

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      JUNE 30,    DECEMBER 31,
                                                        1998          1997
                                                     -----------  -------------
                                                     (UNAUDITED)
                                                      (DOLLARS IN THOUSANDS)
                      ASSETS
Cash and cash equivalents..........................  $   49,127    $   66,115
Mortgage-backed securities available for sale, at
 fair value........................................     218,789       298,964
Mortgage-backed securities held to maturity, at
 amortized cost....................................      16,180        18,468
Securities held to maturity, at amortized cost.....       6,777         5,946
Trading account securities.........................      16,728        38,969
Loans, net.........................................     457,380       153,908
Discounted loans, net..............................     301,181       463,355
Loans held for sale, net, at lower cost or market..     561,438       310,694
Stock in Federal Home Loan Bank of San Francisco,
 at cost...........................................       5,180         5,031
Real estate owned, net.............................     171,699       169,612
Leasehold improvements and equipment, net..........       3,572         2,507
Due from affiliate, net............................      49,042        42,171
Accrued interest receivable........................       8,533         6,641
Investment in Wilshire Real Estate Investment Trust
 Inc...............................................      14,449           --
Mortgage servicing rights..........................      17,428         8,306
Prepaid expenses and other assets..................      51,365        38,340
                                                     ----------    ----------
    TOTAL..........................................  $1,948,868    $1,629,027
                                                     ==========    ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits.........................................  $  422,740    $  362,598
  Short-term borrowings............................   1,170,229       966,500
  Notes payable....................................     184,245       184,245
  Accounts payable and other liabilities...........      33,924        16,562
                                                     ----------    ----------
    Total liabilities..............................   1,811,138     1,529,905
                                                     ----------    ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock.....................................     117,708        55,897
  Preferred stock..................................         --         27,500
  Treasury stock...................................        (124)         (124)
  Retained earnings................................      25,526        18,782
  Accumulated other comprehensive income (loss),
   net.............................................      (5,380)       (2,933)
                                                     ----------    ----------
    Total stockholders' equity.....................     137,730        99,122
                                                     ----------    ----------
TOTAL..............................................  $1,948,868    $1,629,027
                                                     ==========    ==========

                   See notes to interim financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                    QUARTER ENDED         SIX MONTHS ENDED
                                       JUNE 30,               JUNE 30,
                                 ---------------------  ---------------------
                                    1998       1997        1998       1997
                                 ----------  ---------  ----------  ---------
                                          (DOLLARS IN THOUSANDS)
INTEREST INCOME:
  Loans......................... $   34,157  $  20,655  $   59,046  $  34,574
  Mortgage-backed securities....      6,186      4,275      15,293      7,034
  Securities and federal funds
   sold.........................        980      1,244       1,802      2,184
                                 ----------  ---------  ----------  ---------
    Total interest income.......     41,323     26,174      76,141     43,792
                                 ----------  ---------  ----------  ---------
INTEREST EXPENSE:
  Deposits......................      5,736      6,647      11,122     13,654
  Borrowings....................     28,057     14,070      53,131     21,037
                                 ----------  ---------  ----------  ---------
    Total interest expense......     33,793     20,717      64,253     34,691
                                 ----------  ---------  ----------  ---------
NET INTEREST INCOME.............      7,530      5,457      11,888      9,101
PROVISION FOR ESTIMATED LOSSES
 ON LOANS.......................     (1,500)       445      (3,000)    (1,424)
                                 ----------  ---------  ----------  ---------
NET INTEREST INCOME AFTER
 PROVISION FOR ESTIMATED LOSSES
 ON LOANS.......................      9,030      5,012      14,888     10,525
                                 ----------  ---------  ----------  ---------
OTHER INCOME:
  Servicing revenue.............      1,369      1,784       2,740      1,944
  Real estate owned, net........      3,399      1,557       3,472      2,739
  Bankcard income, net..........        997        595       1,497      1,061
  Gain on sale of loans.........     26,444     11,216      26,444     11,216
  Gains on sale of securities...      6,116         --       8,201         --
  Trading income................        172         --       1,630         14
  Other, net....................      2,473        434       3,124      1,112
                                 ----------  ---------  ----------  ---------
    Total other income..........     40,970     15,586      47,108     18,086
                                 ----------  ---------  ----------  ---------
OTHER EXPENSES:
  Compensation and employee ben-
   efits........................      9,192      3,609      15,109      6,651
  Loan service fees and expenses
   paid to affiliate............     11,239      5,049      20,097      7,995
  Professional services.........      1,815        649       3,208        962
  Occupancy.....................        539        254         972        415
  FDIC insurance premiums.......        208        293         444        523
  Other general and administra-
   tive expenses................      6,209      1,931       9,169      3,147
                                 ----------  ---------  ----------  ---------
    Total other expenses........     29,202     11,785      48,999     19,693
                                 ----------  ---------  ----------  ---------
INCOME BEFORE INCOME TAX PROVI-
 SION...........................     20,798      8,813      12,997      8,918
INCOME TAX PROVISION............      8,972      3,701       5,836      3,744
                                 ----------  ---------  ----------  ---------
NET INCOME...................... $   11,826  $   5,112  $    7,161  $   5,174
                                 ==========  =========  ==========  =========
EARNINGS PER SHARE:
  Basic......................... $     1.07  $    0.68  $     0.65  $    0.68
  Diluted....................... $     1.01  $    0.66  $     0.61  $    0.66
WEIGHTED AVERAGE SHARES OUT-
 STANDING:
  Basic......................... 11,065,000  7,570,000  10,403,889  7,570,000
  Diluted....................... 11,672,711  7,775,729  11,019,162  7,852,328

                   See notes to interim financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                     QUARTER ENDED        SIX MONTHS ENDED
                                       JUNE 30,               JUNE 30,
                                  --------------------  ----------------------
                                    1998       1997        1998        1997
                                  ---------  ---------  -----------  ---------
                                           (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIV-
 ITIES:
  Net income....................  $  11,826  $   5,112  $     7,161  $   5,174
  Adjustments to reconcile net
   cash used in operating activ-
   ities:
   (Recovery) provision for es-
    timated loan losses.........     (1,500)       445       (3,000)    (1,424)
   Provision for losses on real
    estate owned................        734        --         1,724        --
   Depreciation and amortiza-
    tion........................        350         92          617        203
   Gain on sale of real estate
    owned.......................       (977)    (1,838)      (2,427)    (3,111)
   Origination of loans held for
    sale........................   (161,087)   (16,727)    (246,809)   (29,742)
   Purchase of loans held for
    sale........................   (299,957)  (162,032)    (378,942)  (349,519)
   Proceeds from sale of loans
    held for sale...............    219,796    191,351      219,796    191,351
   Gain on sale of loans........    (26,444)   (11,216)     (26,444)   (11,216)
   Gain on sale of securities...     (6,116)       --        (8,201)       --
   Unrealized gain on trading
    securities..................      1,286        --          (172)       --
   Amortization of discounts and
    deferred fees...............     (6,100)    (3,744)     (11,230)   (10,915)
   Dividends on investments.....       (375)       (44)        (450)       (91)
   Deferred taxes, net..........      4,175        326        5,257     (1,154)
   Other........................        548        --           374        --
  Change in:
   Trading account securities...      2,203        (20)      22,241      6,763
   Accrued interest receivable..     (3,151)     1,321       (1,892)    (3,730)
   Prepaid expenses and other
    assets......................     (9,745)    (7,757)     (26,137)    (7,792)
   Accounts payable and other
    liabilities.................      4,549    (14,751)      12,319     (4,750)
   Due to affiliate, net........     (5,270)   (34,990)      (7,288)    (2,451)
                                  ---------  ---------  -----------  ---------
    Net cash used in operating
     activities.................   (275,255)   (54,472)    (443,503)  (222,404)
                                  =========  =========  ===========  =========
CASH FLOWS FROM INVESTING ACTIV-
 ITIES:
  Purchase of loans.............  $(371,180) $(129,508) $  (514,486) $(313,905)
  Loan repayments...............     81,603     30,929      129,116     66,363
  Loan originations.............    (10,802)       --       (16,678)       --
  Proceeds from sale of loans...    249,586        --       354,849        --
  Proceeds from sale of mort-
   gage-backed securities avail-
   able for sale................    129,210        --       129,210        --
  Purchase of mortgage-backed
   securities available for
   sale.........................    (27,211)   (13,939)     (64,293)  (107,654)
  Repayment of mortgage-backed
   securities available for
   sale.........................     15,732        190       23,954        430
  Repayments of mortgage-backed
   securities held to maturity..      1,279        769        2,134      1,484
  Purchase of real estate
   owned........................     (1,215)       --       (13,070)       --
  Proceeds from sale of real es-
   tate owned...................     71,485     13,563      113,927     26,570
  Purchase of equity securi-
   ties.........................    (14,731)    (1,833)     (14,731)    (1,833)
  Purchases of leasehold im-
   provements and equipment.....       (550)      (400)      (1,599)      (445)
                                  ---------  ---------  -----------  ---------
    Net cash provided by (used
     in) investing activities...    123,206   (100,229)     128,333   (328,990)
                                  =========  =========  ===========  =========
CASH FLOWS FROM FINANCING ACTIV-
 ITIES:
  Net increase (decrease) in de-
   posits.......................  $  53,750  $ (17,656) $    60,142  $ (56,281)
  Issuance of common stock......       (627)       --        61,811        --
  Proceeds from short-term
   borrowings...................    864,145    338,903    1,327,828    699,049
  Repayments of short-term
   borrowings...................   (762,007)  (185,608)  (1,124,099)  (213,205)
  Proceeds from notes payable...        --         --           --       9,245
  Redemption of preferred
   stock........................        --         --       (27,500)       --
                                  ---------  ---------  -----------  ---------
    Net cash provided by financ-
     ing activities.............    155,261    135,639      298,182    438,808
                                  ---------  ---------  -----------  ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS...........      3,212    (19,062)     (16,988)  (112,586)
CASH AND CASH EQUIVALENTS:
  Beginning of period...........     45,915     58,774       66,115    152,298
                                  ---------  ---------  -----------  ---------
  End of period.................  $  49,127  $  39,712  $    49,127  $  39,712
                                  =========  =========  ===========  =========
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION--Cash paid
 during the quarter for:
  Interest......................  $  32,763  $  16,885  $    63,212  $  27,551
  Income taxes..................        675        650        5,690      4,150
NONCASH INVESTING ACTIVITIES:
  Additions to real estate owned
   acquired in settlement of
   loans........................     56,801     61,631      102,324     81,243
  Pay in kind preferred stock
   dividend.....................        417        --           417        --

                   See notes to interim financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                  ACCUMULATED
                              PREFERRED STOCK       COMMON STOCK    TREASURY STOCK                    OTHER
                              ----------------  ------------------- ----------------   RETAINED   COMPREHENSIVE
                              SHARES   AMOUNT     SHARES    AMOUNT  SHARES   AMOUNT     EARNINGS  INCOME (LOSS)  TOTAL
                              -------  -------  ---------- -------- -------  -------   --------- -------------- --------
                                                             (DOLLARS IN THOUSANDS)
BALANCE, January 1, 1996....      --   $   --    1,300,863 $  6,800     --   $   --     $   255     $    (16)   $  7,039
 Net income.................                                                              4,967                    4,967
 Unrealized loss on
  available- for-sale
  securities-net of tax.....                                                                             (81)        (81)
                                                                                                                --------
 Total comprehensive
  income....................                                                                                       4,886
 Exchange of subordinated
  debt for common stock.....                     1,606,618   11,000                                               11,000
 Issuance of common stock...                     4,662,519   38,097                                               38,097
                              -------  -------  ---------- -------- -------  -------    -------     --------    --------
BALANCE, December 31, 1996..      --       --    7,570,000   55,897     --       --       5,222          (97)     61,022
 Net income.................                                                             15,164                   15,164
 Unrealized loss on
  available- for-sale
  securities--net of tax....                                                                          (2,836)     (2,836)
                                                                                                                --------
 Total comprehensive
  income....................                                                                                      12,328
 Treasury stock.............                                          5,000     (124)                               (124)
 Issuance of preferred
  stock.....................   27,500   27,500                                                                    27,500
 Preferred stock dividend...                                                             (1,604)                  (1,604)
                              -------  -------  ---------- -------- -------  -------    -------     --------    --------
BALANCE, December 31, 1997..   27,500   27,500   7,570,000   55,897   5,000     (124)    18,782       (2,933)     99,122
 Net income.................                                                              7,161                    7,161
 Unrealized loss on
  available-for-sale
  securities--net of tax....                                                                          (2,270)     (2,270)
 Unrealized loss on foreign
  currency translation......                                                                            (177)       (177)
                                                                                                                --------
 Total comprehensive
  income....................                                                                                       4,714
 Preferred stock dividend...                                                               (417)                    (417)
 Preferred stock
  redemption................  (27,500) (27,500)                                                                  (27,500)
 Common stock issuance......                     3,500,000   61,811                                               61,811
                              -------  -------  ---------- -------- -------  -------    -------     --------    --------
BALANCE, June 30, 1998
 (unaudited)................      --   $   --   11,070,000 $117,708   5,000  $  (124)   $25,526     $ (5,380)   $137,730
                              =======  =======  ========== ======== =======  =======    =======     ========    ========


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

  In the opinion of management, all adjustments generally comprised of normal recurring accruals necessary for fair presentations of the interim financial statements have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

  Certain reclassifications of 1997 amounts were made in order to conform to the 1998 presentation, none of which affect previously reported net income.

2. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

  In hedging the interest rate exposure of a fixed-rate or lagging-index asset, the Company may create a hedge which matches the principal amortization of such asset against the maturity of the Company's liabilities generally by entering into short sales or forward sales of U.S. Treasury securities, Government Securities or interest rate future contracts. This results in market gains or losses on hedging instruments, in response to interest rate increases or decreases, respectively, which approximate the amount of the corresponding market losses or gains, respectively, on assets being hedged.

  At June 30, 1998, the Company had open short positions on 40 U.S. Treasury Bond, 690 10-year U.S. Treasury Note, 759 2-year U.S. Treasury Note, 2,301 5-year U.S. Treasury Note, and 450 French Franc futures contracts. The aggregate net losses on these instruments are deferred as an adjustment to the basis of the hedged assets and amortized using a method approximating the interest method. The total amount deferred as of June 30, 1998 in the consolidated statement of financial condition was $4,676. First Bank of Beverly Hills, F.S.B., a subsidiary of the Company, utilizes interest rate swaps to convert deposits to fixed rate liabilities to maintain a more predictable spread between the fixed income on loans and the interest expense on borrowings. At June 30, 1998, the notional amount of interest rate swaps related to deposits was $151,214. The weighted average fixed payments and floating-rate receipts of interest were 6.08 % and 0.28% over USD LIBOR, respectively.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosure About Segments of an Enterprise and Related Information" which establishes standards for the way public entities report information about operating segments in annual financial statements and requires that those entities report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for fiscal years beginning after December 15, 1997 with interim periods presented following the initial presentation in annual financial statements. The Company will incorporate appropriate disclosures at the time these pronouncements are adopted.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

  Management expects that the Company will adopt SFAS No. 133 on January 1, 2000. Management has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. However, the Statement could increase volatility in earnings and other comprehensive income.

  The American Institute of Certified Public Accountants recently issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities," which has been cleared by the FASB. This SOP provides guidance on the financial reporting of start-up and organizational costs. Specifically, it requires costs of start-up activities and organizational costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The initial application of this SOP will be reported as a cumulative effect of a change in accounting principle. If the Company were to adopt this SOP as of June 30, 1998, the estimated effect on the Company's operations would be $439.

4. FOREIGN OPERATIONS

  As a result of start-up operations in the United Kingdom, France and Ireland, the Company has incurred foreign operating losses. Additional loan portfolios will be acquired and the Company expects the foreign operations to be profitable and will utilize these losses for tax purposes. The Company recorded deferred tax assets associated with the foreign tax losses in the United Kingdom, France and Ireland. Although realization of these assets is not assured, management believes it is more likely than not that these losses will be realized by offsetting future taxable earnings in these countries.

5. COMPREHENSIVE INCOME

  In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those relating from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has elected to reflect Comprehensive Income in the consolidated statements of stockholders' equity. Comprehensive Income which encompasses net income, unrealized gains (losses) on available for sale securities and foreign currency translation as presented below:

                                              QUARTER ENDED   SIX MONTHS ENDED
                                                 JUNE 30,         JUNE 30,
                                              --------------- ------------------
                                               1998     1997    1998     1997
                                              -------  ------ --------  --------
   Net income................................ $11,826  $5,112 $  7,161  $ 5,174
   Other comprehensive (loss) income:
     Unrealized holding gain (loss) on
      available for sale securities, net of
      tax provision (benefit) of $(2,041) and
      $1,143 for the three months ended June
      30, 1998 and 1997, respectively, and
      $(976) and $1,174 for the six months
      ended June 30, 1998 and 1997,
      respectively...........................  (4,746)  2,657   (2,270)   2,731
     Unrealized loss on foreign currency
      translation............................     (29)    --      (177)     --
                                              -------  ------ --------  -------
       Total comprehensive income............ $ 7,051  $7,769 $  4,714  $ 7,905
                                              =======  ====== ========  =======

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

6. SIGNIFICANT TRANSACTIONS

  In October 1997, the Company established Wilshire Real Estate Investment Trust Inc. (the "Wilshire REIT"), which intends to qualify and will elect to be taxed as a Real Estate Investment Trust. On April 6, 1998 the Wilshire REIT, for which a subsidiary of the Company acts as manager, completed an initial public offering of its common stock, resulting in net proceeds to the Wilshire REIT of approximately $167.0 million. On April 6, 1998, in connection with such initial public offering, the Company sold to the Wilshire REIT certain of its (i) U.S. commercial real estate assets for approximately $26.9 million, (ii) certain U.S. commercial properties for $2.7 million, (iii) certain international investments for $3.3 million and (iv) certain mortgage-backed securities for $95.0 million.

  In May 1998, the Company executed a letter of intent, pursuant to which the Company has agreed to acquire a small commercial mortgage banker in Southern California. There can be no assurances as to when or if such acquisition will occur.

  In June 1998 the Company completed two securitizations of approximately $330.0 million unpaid principal balance of loans and a whole loan sale of approximately $72.3 million unpaid principal balance of loans. Completion of these securitization and whole loan sale transactions resulted in gains on sale of loans of approximately $24.7 million.

7. SUBSEQUENT EVENTS

  The Company has entered into negotiations to form a joint venture arrangement to originate single family residential loans in Mexico. There can be no assurance as to when or if such arrangement will occur.

  The Company has entered into negotiations and has executed a letter of intent to acquire a mortgage originator with approximately 30 branches. There can be no assurances as to when or if such acquisition will occur.

  The Company has entered into negotiations and has executed a letter of intent to acquire a residential mortgage originator in France. There can be no assurances as to when or if such acquisition will occur.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto.

  Wilshire Financial Services Group Inc. ("WFSG" or the "Company") is a diversified financial services company. The Company conducts business in the U.S. and Europe, specializing in loan portfolio acquisition and securitization, correspondent lending and servicing. The Company offers wholesale banking through its subsidiary, First Bank of Beverly Hills, F.S.B. ("First Bank"). First Bank is a federally chartered savings institution regulated by the Office of Thrift Supervision ("OTS") with one branch and a merchant bankcard center in Southern California. Administrative headquarters of the Company, Wilshire Funding Corporation ("WFC") and First Bank are located in Portland, Oregon.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

NET INCOME

  The Company had net income of approximately $7.2 million for the six months ended June 30, 1998 compared to net income of approximately $5.2 million for the six months ended June 30, 1997, an increase of 38.4%. The increase in net income was primarily attributable to a $4.4 million increase in net interest income resulting from growth in the Company's asset portfolio and a net recapture of loan loss reserves and a $29.0 million increase in other income resulting from an increase in gain on sale of loans and gain on sale of securities.

NET INTEREST INCOME

  The Company's net interest income was approximately $11.9 million for the six months ended June 30, 1998 compared to approximately $9.1 million for the six months ended June 30, 1997, an increase of 30.6%. Interest-earning assets increased from $1.0 billion as of June 30, 1997 to $1.6 billion as of June 30, 1998. The increase in interest-earning assets is primarily attributable to acquisitions of loans and mortgage-backed securities which in part were funded from the Company's issuance of $100.0 million of 13% Series B Notes due 2004 (the "Series B Notes") in August 1997 and its offering of 3,500,000 shares of common stock in February 1998.

  Interest Income. The Company's interest income was approximately $76.1 million for six months ended June 30, 1998 compared to approximately $43.8 million for the six months ended June 30, 1997, an increase of 73.9%. The increase in the Company's interest income was due primarily to an increase in the Company's interest earning assets from approximately $1.0 billion at June 30, 1997 to approximately $1.6 billion at June 30, 1998. During the six months ended June 30, 1998, the Company purchased approximately $972.5 million of interest-earning assets, compared to approximately $772.9 million during the six months ended June 30, 1997. In addition, the Company originated $263.5 million of loans during the six months ended June 30, 1998, compared to approximately $29.7 million during the six months ended June 30, 1997.

  Interest Expense. The Company's interest expense was approximately $64.3 million for the six months ended June 30, 1998 compared with approximately $34.7 million for the six months ended June 30, 1997, an increase of 85.2%. The increase in interest expense resulted from an increase in the Company's interest-bearing liabilities to approximately $1.8 billion at June 30, 1998 from approximately $1.1 billion at June 30, 1997 and includes the issuance of $100.0 million of the Company's 13% Series B Notes in the third quarter of 1997. The increase in interest expense was partially offset by the decrease in the Company's weighted average cost of funds from 7.44% at June 30, 1997 to 7.00% at June 30, 1998. The decrease was primarily the result of decreases in the Company's financing costs related to warehouse and repurchase facilities.

PROVISIONS FOR ESTIMATED LOSSES ON LOANS

  Provision for estimated losses on loans for the six months ended June 30, 1998 was a net recovery of approximately $3.0 million resulting from the recapture during the quarter ended March 31, 1998 of reserves on loans previously sold or paid off and the recapture during the quarter ended June 30, 1998 of excess reserves by First Bank which is attributable to the transfer of non-performing loans ("Discounted Loans") to WFC. This compares with a provision for estimated losses on loans for the six months ended June 30, 1997, which was a net recovery of approximately $1.4 million resulting from the reversal of $2.5 million of excess reserves on loans previously sold, which was partially offset by an additional provision of approximately $1.1 million.

OTHER INCOME

  The Company's other income was approximately $47.1 million for the six months ended June 30, 1998 compared to approximately $18.1 million for the six months ended June 30, 1997, an increase of 160.5%. The components of the Company's non-interest income are reflected in the following table:

                                                            SIX MONTHS ENDED
                                                               JUNE 30,
                                                        -----------------------
                                                           1998        1997
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
   Other income:
     Servicing revenue................................. $     2,740 $     1,944
     Real estate owned, net............................       3,472       2,739
     Bankcard income, net..............................       1,497       1,061
     Gain on sale of loans.............................      26,444      11,216
     Gain on sale of securities........................       8,201         --
     Trading income....................................       1,630          14
     Other, net........................................       3,124       1,112
                                                        ----------- -----------
       Total other income.............................. $    47,108 $    18,086
                                                        =========== ===========

  The increase in other income for the six months ended June 30, 1998 is primarily attributable to (i) the sale of loans, which resulted in gains of approximately $26.4 million, (ii) the sale of securities, which resulted in a gain of approximately $8.2 million, (iii) income from real estate owned, net, resulting from the ongoing disposition of real estate relating to Discounted Loans, (iv) an increase in servicing fees paid by unaffiliated third parties, and (v) loan fees and charges resulting from the Company's origination activity.

  Gain on Sale of Loans. Approximately $24.7 million of gain on sale of loans for the six months ended June 30, 1998 is the result of the Company's completion of two securitizations totaling approximately $330.0 million unpaid principal balance of loans and a whole loan sale of approximately $72.3 million unpaid principal balance of loans. The remaining balance of gain on sale of loans is attributable to the Company's servicing released sale of originated loans and sale of certain loans to Wilshire Real Estate Investment Trust Inc. (the "Wilshire REIT").

  Gain on the Sale of Securities. During the six months ended June 30, 1998, the Company sold mortgage-backed securities with carrying values of approximately $95.0 million to the Wilshire REIT, resulting in gains of approximately $0.7 million. Additionally, the Company sold securities with carrying values of approximately $31.5 million, resulting in gains of approximately $7.5 million. The gains on sales of securities to unrelated parties reflects the Company's strategy of investing in subordinate classes of mortgage-backed securities which the Company believes are likely to increase in value as a result of payment history, prepayment or default experience or otherwise.

  Real Estate Owned, net. The increase in real estate owned, net is primarily due to gains on the disposition of real estate acquired through foreclosure or deed in lieu thereof from the Company's portfolio of Discounted Loans, including European assets.

  Servicing Revenue. The increase in servicing revenue was primarily the result of contracting for the servicing rights on loan portfolios owned by unaffiliated third parties (including securitizations) and arranging for such loan portfolios to be serviced by Wilshire Credit Corporation ("WCC"), an affiliate of the Company at a rate which is lower than the rate received by the Company from unaffiliated third parties.

  Other, net. The increase in Other, net is primarily due to loan fees and charges related to origination activity. During the six months ended June 30, 1998, the Company originated approximately $263.5 million of loans.

OTHER EXPENSE

  The Company's other expense totaled approximately $49.0 million for the six months ended June 30, 1998 compared to approximately $19.7 million for the six months ended June 30, 1997, an increase of 148.8%, primarily attributable to an increase in loan service fees and expenses paid to affiliates which results from increases in the Company's total loan portfolio and third party servicing (which is sub-serviced by WCC) and increased compensation and employee benefits and other general and administrative expenses resulting from the expansion of business operations and infrastructure necessary to accommodate anticipated growth.

  Loan Service Fees and Expenses Paid to Affiliate. The largest component of other expense in the six months ended June 30, 1998 was loan service fees and expenses, which includes servicing fees paid to WCC and collection-related expenses incurred directly by WCC and reimbursed by the Company. Loan service fees and expenses paid to affiliate were approximately $20.1 million for the six months ended June 30, 1998 compared to approximately $8.0 million for the six months ended June 30, 1997, an increase of approximately 151.4%. The increase in loan service fees and expenses paid to affiliate resulted primarily from the increase in total loans from $788.0 million at June 30, 1997 to $1.3 billion at June 30, 1998 (reflects the securitization of approximately $330.0 million unpaid principal balance of loans and whole loan sale of approximately $72.3 million unpaid principal balance of loans in June
1998). Also, collection-related expense increased from the six months ended June 30, 1997 to the six months ended June 30, 1998 due to an increase in the resolution of Discounted Loans. Collection-related expenses were approximately $11.4 million of loan service fees and expenses paid to affiliate during the six months ended June 30, 1998. Discounted Loans generally require more significant expenditures than performing and sub-performing loans.

  Compensation and Employee Benefits. Compensation and employee benefits was approximately $15.1 million for the six months ended June 30, 1998, compared to approximately $6.7 million for the six months ended June 30, 1997, an increase of 127.2%. The increase was primarily due to an increase in the average number of full-time equivalent employees from 166 for the six months ended June 30, 1997 to 313 for the six months ended June 30, 1998, reflecting the expansion of business activities, particularly loan acquisition activities, European operations, and the growth of activities at the non-bank subsidiaries.

  Other general administrative expenses increased from approximately $3.1 million for the six months ended June 30, 1997 to approximately $9.2 million for the six months ended June 30, 1998, an increase of 191.4%, due primarily to increases in travel and entertainment expense, depreciation and amortization and other general corporate costs resulting from the expansion of business activities at the non-bank subsidiaries, particularly loan acquisition activities such as due diligence costs and European operations.

RESULTS OF OPERATIONS--QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

NET INCOME

  The Company had net income of approximately $11.8 million for the quarter ended June 30, 1998 compared to net income of approximately $5.1 million for the quarter ended June 30, 1997, an increase of 131.3%. The increase in net income is primarily attributable to a $4.0 million increase in net interest income after provision for estimated losses on loans resulting from growth in the Company's asset portfolio and a net recapture of excess reserves during the second quarter of 1998 as well as $25.4 million increase in other income attributable to an increase in gain on sale of loans and gain on sale of securities.

NET INTEREST INCOME

  The Company's net interest income was approximately $7.5 million for the quarter ended June 30, 1998 compared to approximately $5.5 million for the quarter ended June 30, 1997, an increase of 37.9%. The Company's asset base was significantly larger in the quarter ended June 30, 1998 as a result of continued growth in the Company's investment in loans, mortgage-backed securities and other real estate related assets.

  Interest Income. The Company's interest income was approximately $41.3 million for quarter ended June 30, 1998 compared to approximately $26.2 million for the quarter ended June 30, 1997, an increase of 57.9%. The increase in the Company's interest income was due primarily to an increase in the Company's interest earning assets from approximately $1.0 billion at June 30, 1997 to approximately $1.6 billion at June 30, 1998. During the quarter ended June 30, 1998, the Company acquired approximately $713.1 million of interest-earning assets, compared to approximately $307.3 million during the quarter ended June 30, 1997. In addition, the Company originated $171.9 million of loans during the quarter ended June 30, 1998, compared to approximately $16.7 million during the quarter ended June 30, 1997.

  Interest Expense. The Company's interest expense was approximately $33.8 million for the quarter ended June 30,1998 compared with approximately $20.7 million for the quarter ended June 30, 1997, an increase of 63.1%. The increase in interest expense resulted from an increase in the Company's interest-bearing liabilities to approximately $1.8 billion at June 30, 1998 from approximately $1.1 billion at June 30, 1997 and includes the issuance of $100.0 million of the Company's Series B Notes in the third quarter of 1997. The increase in interest expense was partially offset by the decrease in the Company's weighted average cost of funds from 7.44% at June 30, 1997 to 7.00% at June 30, 1998. The decrease was primarily the result of decreases in the Company's financing costs related to warehouse and repurchase facilities.

PROVISIONS FOR ESTIMATED LOSSES ON LOANS

  Provision for estimated losses on loans for the quarter ended June 30, 1998 was a net recovery of approximately $1.5 million resulting from recapture of $3.0 million of excess reserves on loans offset by additional provision of $1.5 million. This compares with a provision for estimated losses on loans for the quarter ended June 30, 1997 of $0.4 million.

OTHER INCOME

  The Company's other income was approximately $41.0 million for the quarter ended June 30, 1998 compared to approximately $15.6 million for the quarter months ended June 30, 1997, an increase of 162.9%. The components of the Company's non-interest income are reflected in the following table:

                                                             QUARTER ENDED
                                                               JUNE 30,
                                                        -----------------------
                                                           1998        1997
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
   Other income:
     Servicing revenue................................. $     1,369 $     1,784
     Real estate owned, net............................       3,399       1,557
     Bankcard income, net..............................         997         595
     Gain on sale of loans.............................      26,444      11,216
     Gain on sale of securities........................       6,116         --
     Trading income....................................         172         --
     Other, net........................................       2,473         434
                                                        ----------- -----------
       Total other income.............................. $    40,970 $    15,586
                                                        =========== ===========

  The increase in other income for the quarter ended June 30, 1998 is primarily attributable to (i) the sale of loans, which resulted in gains of approximately $26.4 million, (ii) the sale of securities, which resulted in a gain of approximately $6.1 million, (iii) income from real estate owned, net, resulting from the ongoing disposition of real estate relating to Discounted Loans, and (v) loan fees and charges resulting from the Company's origination activity.

  Gain on Sale of Loans. Approximately $24.7 million of gain on sale of loans for the quarter ended June 30, 1998 is the result of the Company's completion of two securitizations totaling approximately $330.0 million unpaid principal balance of loans and a whole loan sale of approximately $72.3 million unpaid principal balance of loans. The remaining balance of gain on sale of loans is attributable to the Company's servicing released sales of originated loans and sale of certain loans to the Wilshire REIT.

  Gain on the Sale of Securities. During the quarter ended June 30, 1998, the Company sold mortgage-backed securities with carrying values of approximately $95.0 million to the Wilshire REIT, resulting in gains of approximately $0.7 million. Additionally, the Company sold securities with carrying values of approximately $29.8 million, resulting in gains of approximately $5.4 million. The gains on sales of securities to unrelated parties reflects the Company's strategy of investing in subordinate classes of mortgage-backed securities which the Company believes are likely to experience an increase in value as a result of payment history, prepayment or default experience or otherwise.

  Real Estate Owned, net. The increase in income from real estate owned, net is primarily due to gains on the disposition of real estate acquired through foreclosure or deed in lieu thereof from the Company's portfolio of Discounted Loans, including European assets.

  Servicing Revenue. The decrease in service revenue is primarily attributable to one-time service fees earned by the Company of approximately $0.6 million during the quarter ended June 30, 1997, partially offset by an increase in third party service revenue resulting primarily from the Company's servicing for its securitization transactions.

  Other, net. The increase in Other, net is primarily due to loan fees and charges related to origination activity. During the quarter ended June 30, 1998, the Company originated approximately $171.9 million of loans.

OTHER EXPENSE

  The Company's other expense totaled approximately $29.2 million for the quarter ended June 30, 1998 compared to approximately $11.8 million for the quarter ended June 30, 1997, an increase of 147.8%, primarily attributable to an increase in loan service fees and expenses paid to affiliates which results from increases in the

Company's total loan portfolio and third party servicing (which is sub-serviced by WCC) and increased compensation and employee benefits and other general and administrative expenses resulting from the expansion of business operations and infrastructure necessary to accommodate anticipated growth.

  Loan Service Fees and Expenses Paid to Affiliate. The largest component of other expense in the quarter ended June 30, 1998 was loan service fees and expenses, which includes servicing fees paid to WCC and collection-related expenses incurred directly by WCC and reimbursed by the Company. Loan service fees and expenses paid to affiliate were approximately $11.2 million for the quarter ended June 30, 1998 compared to approximately $5.0 million for the quarter ended June 30, 1997, an increase of approximately 122.6%. The increase in loan service fees and expenses paid to affiliates resulted primarily from the increase in total loans from $788.0 million at June 30, 1997 to $1.3 billion at June 30, 1998 (reflects the securitization of approximately $330.0 million unpaid principal balance of loans and whole loan sale of approximately $72.3 million unpaid principal balance of loans in June 1998). Also, collection-related expense increased from the quarter ended June 30, 1997 to the quarter ended June 30, 1998 due to the resolution of Discounted Loans. Discounted Loans generally require more significant expenditures than performing and sub-performing loans.

  Compensation and Employee Benefits. Compensation and employee benefits were approximately $9.2 million for the quarter ended June 30, 1998, compared to approximately $3.6 million for the quarter ended June 30, 1997, an increase of 154.7%. The increase was primarily due to an increase in the average number of full-time equivalent employees from 148 for the quarter ended June 30, 1997 to 370 for the quarter ended June 30, 1998, reflecting the expansion of business activities, particularly loan acquisition activities, European operations, and the growth of activities at the non-bank subsidiaries.

  Other general administrative expenses increased from approximately $1.9 million for the quarter ended June 30, 1997 to approximately $6.2 million for the quarter ended June 30, 1998, an increase of 221.5%, due primarily to increases in travel and entertainment expense, depreciation and amortization and other general corporate costs resulting from the expansion of business activities at the non-bank subsidiaries, particularly loan acquisition activities such as due diligence costs and European operations.

CHANGES IN FINANCIAL CONDITION

  Mortgage-Backed and Other Securities. For accounting purposes, the Company's mortgage-backed and other securities are classified as available for sale, trading account securities and held to maturity. The Company's holdings of mortgage-backed securities available for sale decreased approximately $80.2 million during the six months ended June 30, 1998 primarily as a result of the sale of certain subordinated securities, including sales to the Wilshire REIT. The Company's holdings of trading account securities decreased $22.2 million during the six months ended June 30, 1998 primarily as a result of the sale of certain subordinate securities. The Company granted the Wilshire REIT a right of first refusal with respect to mortgage-backed securities primarily comprised of interests in residential mortgage loans. As a consequence, the opportunity for the Company to invest in such assets would be limited to the extent the Wilshire REIT takes advantage of such investment opportunities.

  Loans, net. The Company's portfolio of performing and sub-performing loans ("Non-Discounted Loans") and Discounted Loans, net of discounts and allowances, increased by approximately $303.5 million during the six months ended June 30, 1998 primarily as a result of the Company's business strategy of aggressively acquiring mortgage loan portfolios.

  Discounted Loans, net. The Company's portfolio of Discounted Loans decreased by approximately $162.2 million during the six months ended June 30, 1998 primarily as a result of the acquisition of properties securing Discounted Loans through foreclosure or deed-in-lieu thereof and the June 1998 whole loan sale of approximately $72.3 million of Discounted Loans.

  Loans Held for Sale, net, at Lower of Cost or Market. Loans held for sale, net, at lower of cost or market increased by approximately $250.7 million during the six months ended June 30, 1998 primarily as the net result of acquisition of Non-Discounted Loans, securitization and whole loan sale activity, and the Company's expansion of its loan originations.

  Due from Affiliate, net. Due from affiliate, net of approximately $49.0 million at June 30, 1998 was primarily attributable to payments received in the normal course of servicing operations by WCC, which had not yet been remitted to the Company.

  Mortgage Servicing Rights. Mortgage servicing rights increased by $9.1 million during the six months ended June 30, 1998 primarily attributable to the allocation of basis of approximately $6.0 million of servicing rights relating to two securitizations and the purchase of approximately $5.0 million of servicing rights, offset by the write-down and/or amortization of approximately $2.0 million of servicing rights.

  Investment in Wilshire Real Estate Investment Trust Inc. Investment in the Wilshire REIT increased $14.4 million primarily as a result of the Company's purchase of 9.9% of the original 10,000,000 shares of common stock offered by Wilshire REIT as part of its initial public offering in April 1998.

  Deposits. First Bank increased its deposits by approximately $60.1 million or 16.6% during the six months ended June 30, 1998 to fund the acquisition of Non-Discounted Loans. Pursuant to the Cease and Desist Order, as amended (the "Order"), imposed on First Bank by the OTS, First Bank is prohibited from increasing its total assets, as measured at the end of each calendar quarter above $750 million (increased from previous limitation of $553 million in April 1998), unless such increase is an amount that represents the total net interest credited on deposit liabilities earned during that quarter plus any increase permitted by the Order in prior quarters. First Bank has complied with these requirements.

  Short-Term Borrowings. Short-term borrowings increased by approximately $203.7 million during the six months ended June 30, 1998, resulting from use of repurchase agreements and warehouse financing to fund the purchase of loans and securities.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity is the measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans and newly originated mortgage and manufactured housing loans, and for general business purposes. The Company's sources of cash flow include certificates of deposit, securitizations, net interest income and borrowings under its warehouse and repurchase financing facilities and from institutional investors and other lenders and public and private debt offerings, including the Notes and the Series A Notes. In certain limited circumstances, the Company also has borrowed money from WCC in order to fund the acquisition of loans. In addition, First Bank obtains funding through FHLB advances. The Company's liquidity is actively managed on a daily basis and reviewed periodically by the Board of Directors of the Company. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company, including adequate cash flows for off-balance sheet instruments.

  Sources of liquidity for First Bank include wholesale and brokered certificates of deposit, repurchase financing facilities and FHLB advances. At June 30, 1998, First Bank had approximately $422.7 million of certificates of deposit. At June 30, 1998, scheduled maturities of certificates of deposit during the 12 months ending June 30, 1999 and thereafter amounted to approximately $360.1 million and approximately $49.7 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. However, management of First Bank believes it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds.

  At June 30, 1998, the Company's sources of borrowing included (i) a committed $225.0 million master repurchase agreement between First Bank and Bear Stearns Mortgage Capital Corporation, (ii) a committed $150 million warehouse lending agreement with Prudential Securities Credit Corporation,
(iii) a committed $75 million warehouse lending agreement with PNC, and (iv) certain repurchase arrangements with major investment banks, including $425 million (committed) under a repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC and $357.5 million (committed) under several repurchase agreements with Salomon Brothers Realty Corp. Sources of borrowings also include FHLB advances, which are required to be secured by eligible securities collateral, and reverse repurchase agreements. At June 30, 1998, First Bank had no FHLB advances outstanding, and was eligible to borrow up to an aggregate of $3.8 million from the FHLB of San Francisco and had $4.0 million of unencumbered mortgage-backed and related securities which could be pledged to secure such borrowings.

  The Company's uses of cash include the funding of purchases of U.S. residential Discounted Loans and Non-Discounted Loans, mortgage-backed securities and newly originated mortgage and manufactured housing loans, payment of interest expenses, repayment of loans, funding of initial over-collateralization requirements for securitizations, operating and administrative expenses, income taxes and capital expenditures. The Company's purchases of pools of loans and other assets are expected to utilize secured borrowings and be highly leveraged. The actual dollar amount of secured borrowings incurred by the Company will vary depending on a number of factors, including the amount of leverage lenders are willing to make available (which will be affected by market conditions), and management's determination as to the appropriate amount of leverage. With respect to pools of discounted loans and non-discounted Loans, the Company generally seeks to fund 90% and 95%, respectively, of the purchase price of such pools of loans with borrowed money. The Company draws on a number of sources to obtain such funds including certificates of deposit and repurchase arrangements with major investment banks. Capital expenditures by the Company have not been material.

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

  Given the Company's rapid growth and assuming that the Company continues to experience such growth, management believes that additional debt and/or equity financing may be required to sustain this level of growth. The Notes and Series B Notes contain certain limitations on indebtedness which may restrict the ability of the Company to issue additional indebtedness in the future and the Company may be obligated to seek equity financing. There can be no assurance that any such debt or equity financing will be available to the Company on financially attractive terms in the future.

  First Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. First Bank has complied with these requirements. In addition, the Company has been required to maintain funds sufficient to meet two semiannual interest payments on the Notes and the Series B Notes in liquid assets. On August 12, 1998, the Company completed a Consent Solicitation, pursuant to which the Company obtained the consents of holders of the Notes and Series B Notes to certain amendments to the indentures relating to the Notes and Series B Notes. Among other things, the amendments provide for the elimination of the liquidity requirements.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Quarterly Report on Form 10-Q which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Company which are identified as forward- looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include but are not limited to the real estate market, the cease and desist order, the availability of loan portfolios at acceptable prices, the availability of financing for loan portfolio acquisitions, interest rates and expansion outside the U.S. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved. In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

  In hedging the interest rate exposure of a fixed-rate or lagging-index asset that is held for sale, the Company creates a hedge which matches the principal amortization of such asset against the maturity of the Company's liabilities generally by entering into short sales or forward sales of U.S. Treasury securities, Government securities, interest rate futures contracts, interest rate swap agreements or the purchase of interest only mortgage securities. This results in market gains or losses on hedging instruments, in response to interest rate increases or decreases, respectively, which approximate the amount of the corresponding market losses or gains, respectively, on assets being hedged. The Company evaluates the interest rate sensitivity of each pool of loans or securities and decides whether to hedge the interest rate exposure of a particular pool. The Company generally does not hedge the interest rate risk associated with holding non-lagging index adjustable-rate mortgages pending their sale or securitization due to the decreased significance of such risk. In general, when a pool of loans or securities are acquired, the Company will determine whether or not to hedge and, with respect to any sale or financing of any pool of loans through securitization, the Company will determine whether or not to discontinue its duration-matched hedging activities with respect to the relevant loans.

  The Company has purchased interest only securities ("IOs") to offset maturity extension risk in the Company's loan and securities portfolio in the event that the Company encounters slower than anticipated prepayments. Accordingly, if the underlying mortgage collateral prepays (including prepayments as a result of default and repurchases by the seller) at a rate faster than anticipated, the weighted average life of the IO will be reduced, and the market value of the IO adversely affected. Conversely, if the underlying mortgage collateral prepays at a rate slower than anticipated, the weighted average life of the IO will be extended, with a consequent positive effect on the anticipated yield to maturity and market value of the IO.

  The Asset and Liability Committees are authorized to utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swap agreements are utilized by the Company to protect against the narrowing of the interest spread between fixed rate loans and associated liabilities funding those loans. First Bank had approximately $151.2 million notional principal amount of interest rate swap agreements outstanding at June 30, 1998, which had the effect of decreasing the Company's net interest income by approximately $64,000 during the six months ended June 30, 1998.

  In addition, as required by OTS regulations, First Bank's, Asset and Liability Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity ("MVPE"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and MVPE that is authorized by the board of directors of First Bank. Management does not believe that First Bank's interest rate sensitivity of MVPE arising from a change in rates from 0 to 400 basis points has materially changed since December 31, 1997.

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

  The Company has formed a "Year 2000 review team" to (i) assess the risks in the Company's computer systems as the calendar rolls over into the next century, (ii) develop a Company-wide Year 2000 plan and (iii) implement the Company-wide Year 2000 plan. The Company is currently in the advanced stages of testing critical systems for Year 2000 compliance. Management believes the project will be completed prior to the turn of the century. It is currently anticipated that the cost of implementing the Year 2000 plan will be approximately $500,000. As a contingency plan, the Company has identified, and is on contact with, venders capable of providing back-up to critical systems in the event of non-compliance.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

    Exhibit 10.1 Form of Management Agreement among the Wilshire Realty
                 Services Corporation and Wilshire Real Estate Investment Trust
                 Inc.
    Exhibit 11   Statement re Computation of Per Share Earnings
    Exhibit 27   Financial Data Schedule

                                  SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Wilshire Financial Services Group
                                          Inc.

Date: August 14, 1998

                                               /s/ Lawrence A. Mendelsohn
                                          By: _________________________________
                                                   LAWRENCE A. MENDELSOHN
                                                         PRESIDENT

                                                    /s/ Chris Tassos
                                          By: _________________________________
                                                        CHRIS TASSOS
                                                  CHIEF FINANCIAL OFFICER