Form 10-Q
period 1998-09-30
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 1998-11-23
CIK 1024321

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1998

                                       OR

[  ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

    For the transition period from to

                         COMMISSION FILE NUMBER 0-21845

                     Wilshire Financial Services Group Inc.
             (Exact name of registrant as specified in its charter)



              DELAWARE                                    93-1223879
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
       or organization)                                     No.)


  1776 SW MADISON STREET, PORTLAND, OR                   97205
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


             CLASS                            OUTSTANDING AT OCTOBER 31, 1998
Common Stock, par value $.01 per share                10,885,000 Shares

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                      INDEX

PART I.           FINANCIAL INFORMATION

      Consolidated Statements of Financial Condition..........................3

      Consolidated Statements of Operations...................................4

      Consolidated Statements of Cash Flows...................................5

      Consolidated Statements of Stockholders' Equity.........................6

      Notes to Interim Financial Statements...................................7

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................14

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.........27

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..................................................30

Item 2.   Changes in Securities..............................................30

Item 3.   Defaults Upon Senior Securities....................................30

Item 4.   Submission of Matters to a Vote of Security Holders................30

Item 5.   Other Information..................................................30

Item 6.   Exhibits and Reports on Form 8-K...................................30

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                  SEPTEMBER      DECEMBER 31,
                                                                                   30, 1998           1997
                                                                                  UNAUDITED)
                                                                                      (dollars in thousands)
         ASSETS
Cash and cash equivalents.................................................. $      54,672    $      66,115
Mortgage-backed securities available for sale, at fair value...............       245,901          298,964
Mortgage-backed securities held to maturity, at amortized cost.............        14,861           18,468
Securities held to maturity, at amortized cost.............................         6,728            5,946
Trading account securities.................................................            --           38,969
Loans, net.................................................................       438,785          153,908
Discounted loans, net......................................................       247,199          463,355
Loans held for sale, net, at lower of cost or market.......................       592,227          310,694
Stock in Federal Home Loan Bank of San Francisco, at cost..................         5,255            5,031
Real estate owned, net.....................................................       140,078          169,612
Leasehold improvements and equipment, net..................................         5,287            2,507
Due from affiliate, net....................................................        15,295           42,171
Accrued interest receivable................................................         8,731            6,641
Investment in Wilshire Real Estate Investment Trust Inc....................         9,164               --
Mortgage servicing rights, net.............................................         3,115            8,306
Income tax receivable, net.................................................        14,068               --
Prepaid expenses and other assets..........................................        40,861           38,340
TOTAL...................................................................... $   1,842,227    $   1,629,027

         LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
   Deposits..............................................................   $     534,091    $     362,598
   Short-term borrowings.................................................       1,076,078          966,500
   Notes payable.........................................................         184,245          184,245
   Accounts payable and other liabilities................................          31,507           16,562
     Total liabilities..................................................        1,825,921        1,529,905
Commitments and Contingencies
Stockholders' Equity:
   Common stock..........................................................         117,708           55,897
   Preferred stock.......................................................              --           27,500
   Treasury stock, at cost...............................................          (2,852)            (124)
   (Deficit) retained earnings...........................................         (93,440)           18,782
   Accumulated other comprehensive loss, net.............................          (5,110)          (2,933)
     Total stockholders' equity..........................................           16,306           99,122
TOTAL....................................................................   $    1,842,227   $    1,629,027

                   See notes to interim financial statements.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                     QUARTER ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                                  1998         1997           1998           1997
                                                                             (dollars in thousands)
INTEREST INCOME:
  Loans................................................  $       33,557    $   23,659     $    92,603    $   59,950
  Mortgage-backed securities...........................           6,414         5,450          21,707        12,484
  Securities and federal funds sold....................           1,046           838           2,848         3,022
    Total interest income..............................          41,017        29,947         117,158        75,456
INTEREST EXPENSE:
  Deposits.............................................           6,964         6,354          18,086        20,008
  Borrowings...........................................          28,090        17,991          81,221        39,028
    Total interest expense.............................          35,054        24,345          99,307        59,036
NET INTEREST INCOME....................................           5,963         5,602          17,851        16,420
PROVISION FOR ESTIMATED LOSSES ON LOANS................          15,191         2,350          12,191           926
NET INTEREST (LOSS) INCOME AFTER PROVISION
  FOR ESTIMATED LOSSES ON LOANS........................          (9,228)        3,252           5,660        15,494
OTHER (LOSS) INCOME:
  Market valuation adjustments.........................         (76,580)          --          (76,580)          --
  Write-down of mortgage servicing rights..............         (12,704)          --          (13,704)          --
  Servicing revenue, net...............................           1,070         1,395           4,810         3,339
  Real estate owned, net...............................             144         1,835           3,616         4,574
  Bankcard income, net.................................           1,989           518           3,486         1,579
  Gain on sale of loans................................           1,460        20,036          27,904        31,252
  Gain (loss) on sale of securities....................            (433)        3,053           7,768         3,053
  Trading income.......................................              --         1,157           1,630         1,171
  Other, net...........................................          (2,049)          637           1,075         1,749
     Total other income (loss).........................         (87,103)       28,631         (39,995)        46,717
OTHER EXPENSES:
  Compensation and employee benefits...................          10,914         4,623          26,023        11,274
  Loan service fees and expenses paid to affiliate.....          12,898         9,711          32,995        19,423
  Professional services................................           2,494         1,142           5,702         2,104
  Occupancy............................................             797           312           1,769           727
  FDIC insurance premiums..............................             212           268             656           791
  Other general and administrative expenses............           9,348         3,522          18,517         6,669
     Total other expenses..............................          36,663        19,578          85,662        40,988
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT)
     PROVISION.........................................        (132,994)       12,305        (119,997)        21,223
INCOME TAX (BENEFIT) PROVISION.........................         (14,028)        5,237          (8,192)         8,981
NET (LOSS) INCOME                                        $     (118,966)   $    7,068     $  (111,805)   $    12,242
(LOSS) EARNINGS PER SHARE:
  Basic................................................  $       (10.82)  $     0.85      $      (10.58) $     1.53
  Diluted                                                $       (10.82)  $     0.80      $      (10.58) $     1.47
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic................................................      10,997,880     7,570,000      10,604,798     7,570,000
  Diluted..............................................      10,997,880     8,014,230      10,604,798     7,882,555

                   See notes to interim financial statements.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            QUARTER ENDED         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                                         1998        1997         1998         1997
                                                                                    (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS) INCOME................................................$    (118,966)  $   7,068  $  (111,805)  $  12,242
ADJUSTMENTS TO RECONCILE NET CASH USED IN OPERATING ACTIVITIES:
   MARKET VALUATION ADJUSTMENTS..................................       76,580          --       76,580         --
   PROVISION FOR ESTIMATED LOSSES ON LOANS.......................       15,191       2,350       12,191         926
   PROVISION FOR LOSSES ON REAL ESTATE OWNED.....................          418          --        2,142         --
   PROVISION FOR LOSSES ON MORTGAGE SERVICING RIGHTS.............       12,704          --       13,704         --
   DEPRECIATION AND AMORTIZATION.................................          458          99        1,075         302
   (GAIN) LOSS ON SALE OF REAL ESTATE OWNED......................          409      (1,164)      (2,018)     (4,275)
   ORIGINATION OF LOANS HELD FOR SALE............................     (287,213)    (21,220)    (534,022)    (50,962)
   PURCHASE OF LOANS HELD FOR SALE...............................     (128,104)   (182,835)    (507,046)   (532,354)
   PROCEEDS FROM SALE OF LOANS HELD FOR SALE.....................      141,752     184,214      361,548     375,565
   GAIN ON SALE OF LOANS.........................................       (1,460)    (19,639)     (27,904)    (30,855)
   (GAIN) LOSS ON SALE OF SECURITIES.............................          433      (3,053)      (7,768)     (3,053)
   UNREALIZED GAIN ON TRADING SECURITIES.........................         (146)        --          (318)        --
   AMORTIZATION OF DISCOUNTS AND DEFERRED FEES...................       (5,299)    (16,208)     (16,529)    (27,123)
   (INCOME) LOSS ON EQUITY INVESTMENTS...........................        4,764         (70)       4,314        (161)
   DEFERRED TAXES, NET...........................................        2,915       5,245        8,172       4,041
   OTHER.........................................................         (443)        --           (69)        --
CHANGE IN:
   TRADING ACCOUNT SECURITIES....................................          177     (10,385)      22,418      (3,622)
   ACCRUED INTEREST RECEIVABLE...................................         (198)        865       (2,090)     (2,865)
   PREPAID EXPENSES AND OTHER ASSETS.............................      (16,191)    (18,940)     (43,328)    (26,732)
   DUE TO AFFILIATES, NET........................................       35,287       6,030       27,999       1,280
   ACCOUNTS PAYABLE AND OTHER LIABILITIES........................       (5,240)    (13,009)       7,079     (15,460)
   NET CASH USED IN OPERATING ACTIVITIES.........................     (272,172)    (80,652)    (715,675)   (303,056)
CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASE OF LOANS.............................................      (12,930)    (26,903)    (527,416)   (340,808)
   LOAN REPAYMENTS...............................................       92,795      50,606      221,911     116,969
   LOAN ORIGINATIONS.............................................      (22,862)        --       (39,540)        --
   PROCEEDS FROM SALE OF LOANS...................................      191,083         --       545,932         --
   PROCEEDS FROM SALE OF MORTGAGE-BACKED SECURITIES AVAILABLE
      FOR SALE...................................................       21,320      12,148      150,530      12,418
   PURCHASE OF MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE.....      (68,652)    (76,739)    (132,945)   (184,393)
   REPAYMENT OF MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE....        8,645       3,733       32,599       4,163
   REPAYMENTS OF MORTGAGE-BACKED SECURITIES HELD TO MATURITY.....        1,411       1,552        3,545       3,036
   PURCHASE OF REAL ESTATE OWNED.................................       (5,193)        --       (18,263)        --
   PROCEEDS FROM SALE OF REAL ESTATE OWNED.......................       56,280      18,271      170,207      44,841
   PURCHASE OF SECURITIES AND FHLB STOCK.........................          --          --       (14,731)     (1,833)
   PURCHASES OF LEASEHOLD IMPROVEMENTS AND EQUIPMENT.............       (2,561)       (749)      (4,160)     (1,194)
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...........      259,336     (18,081)     387,669    (347,071)
CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE (DECREASE) IN DEPOSITS...........................      111,351     (37,565)     171,493     (93,845)
   PROCEEDS FROM SHORT-TERM BORROWINGS...........................      406,156     373,961    1,733,984   1,073,009
   REPAYMENTS OF SHORT-TERM BORROWINGS...........................     (496,398)   (299,382)  (1,620,497)   (512,587)
   ISSUANCE OF COMMON STOCK......................................          --          --        61,811         --
   PURCHASE OF TREASURY STOCK....................................       (2,728)        --        (2,728)        --
   PROCEEDS FROM NOTES PAYABLE...................................          --      100,000          --      109,245
   REDEMPTION OF PREFERRED STOCK.................................          --          --       (27,500)        --
         NET CASH PROVIDED BY FINANCING ACTIVITIES................      18,381     137,014      316,563     575,822
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............       5,545      38,281      (11,443)    (74,305)
CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD...........................................       49,127      39,712       66,115     152,298
   END OF PERIOD.................................................  $    54,672   $  77,993  $    54,672   $  77,993
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--CASH PAID FOR:
   INTEREST...................................................... $     34,011   $  24,026  $    97,223   $  51,577
   INCOME TAXES..................................................           --         600        5,690       6,350
NONCASH INVESTING ACTIVITIES:
   ADDITIONS TO REAL ESTATE OWNED ACQUIRED IN SETTLEMENT OF
         LOANS...................................................       18,848      27,588      121,878     108,831
   TRANSFER OF SECURITIES CLASSIFIED AS TRADING TO AVAILABLE
       FOR SALE                                                         16,869         --        16,869         --
   EQUIPMENT ACQUIRED THROUGH CAPITAL LEASE......................          --          --           --          493
NONCASH FINANCING ACTIVITIES:
   PAY IN KIND PREFERRED STOCK DIVIDEND..........................          --          652          417         652
   PREFERRED STOCK ISSUED IN EXCHANGE FOR CANCELLATION OF
        ACCOUNTS PAYABLE.........................................          --       27,500          --       27,500

                   SEE NOTES TO INTERIM FINANCIAL STATEMENTS.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                        ACCUMULATED
                                                                                            (DEFICIT)      OTHER
                                                                                            RETAINED   COMPREHENSIVE
                                PREFERRED STOCK           COMMON STOCK    TREASURY STOCK    EARNINGS     INCOME (LOSS)   TOTAL
                                SHARES    AMOUNT     SHARES     AMOUNT   SHARES  AMOUNT
                                                                 (dollars in thousands)



BALANCE, January 1, 1996......     --    $   --     1,300,863  $  6,800     --  $   --    $    255     $   (16)       $    7,039
 Comprehensive income:
 Net income..................                                                                4,967                         4,967
 Unrealized loss on available-
   for sale securities-net of tax                                                                          (81)              (81)
 Total comprehensive income...                                                                                             4,886
 Exchange of subordinated debt
    for common stock.........                       1,606,618    11,000                                                    1,000
 Issuance of common stock.....                      4,662,519    38,097                                                   38,097
BALANCE, December 31, 1996....     --        --     7,570,000    55,897      --    --        5,222         (97)           61,022
 Comprehensive income:
 Net income...................                                                              15,164                        15,164
 Unrealized loss on available
   for-sale securities--net of
   tax........................                                                                          (2,836)          (2,836)
 Total comprehensive income...                                                                                           12,328
 Treasury stock...............                                                    5,000       (124)                        (124)
 Issuance of preferred stock    27,500     27,500                                                                        27,500
 Preferred stock dividend...                                                                (1,604)                      (1,604)

BALANCE, December 31,
 1997.......................    27,500     27,500   7,570,000    55,897    5,000   (124)    18,782      (2,933)          99,122
 Comprehensive loss:
 Net loss...................                                                              (111,805)                    (111,805)
 Unrealized loss on available
    for-sale securities--net of
     tax....................                                                                           (1,907)           (1,907)
 Unrealized loss on foreign
    currency translation....                                                                             (270)             (270)
 Total comprehensive loss...                                                                                           (113,982)
 Treasury stock.............                                             180,000 (2,728)                                 (2,728)
 Preferred stock dividend...                                                                             (417)             (417)
 Preferred stock redemption.    (27,500)  (27,500)                                                                      (27,500)
 Common stock issuance......                        3,500,000    61,811                                                  61,811
BALANCE, September 30, 1998         --        --   11,070,000 $ 117,708  185,000$(2,852) $ (93,440) $  (5,110)       $   16,306
 (unaudited)................



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

          In the opinion of management, all adjustments, other than the adjustments described below, generally comprised of normal recurring accruals necessary for fair presentations of the interim financial statements have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

          The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Certain reclassifications of 1997 amounts were made in order to conform to the 1998 presentation, none of which affect previously reported net income.


2.       GENERAL MARKET CONDITIONS

          Beginning in August 1998, and more significantly since October 12, 1998, the global financial marketplace has experienced overwhelming changes and volatility. The market for mortgages and mortgage-backed securities and, in particular, subordinate credit related tranches of these securities, has experienced dramatically widening spreads since August 1998. Liquidity problems affecting certain Wall Street firms, hedge funds and other financial instruments investors have exacerbated this market phenomenon through forced liquidation of their assets. This has led to an increased need for liquidity at the Company both to meet collateral calls and as a preemptive measure to protect against future mortgage-backed securities spread distortions that the Company expects may be experienced by the markets in general.

          As a result, the Company sold a significant amount of its assets in order to meet collateral calls, primarily by Salomon Smith Barney, and reduce outstanding debt. The Company reported two major dispositions of assets on Current Report Form 8-K subsequent to September 30, 1998. The first reported disposition included (a) 68 classes of subordinate mortgage-backed securities for proceeds of approximately $63.3 million, (b) a pool of non-performing mortgage loans for proceeds of $211.8 million and (c) mortgage servicing rights for proceeds of $1.4 million. The second disposition of assets reported on Current Report Form 8-K was the sale of a pool of performing mortgage loans for proceeds of approximately $232.5 million. The Company reduced the recorded carrying amount of the assets in both sales to the amount realized upon disposition and reflected a write-down (see footnote 3, Market Valuation
Adjustments) in determining net loss during the quarter ended September 30, 1998. Had the Company not been forced to sell these assets, primarily as a result of collateral calls by certain affiliates of Salomon Smith Barney, Inc. but rather held these assets until market conditions stabilized, management believes the Company's losses would have been far less severe.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

          In addition to these significant asset sales, the Company, as a result of reviewing its current operations, reduced its workforce by approximately 19% during October 1998 (see additional discussion in footnote 11, Subsequent Events). The Company has also reduced the carrying value of certain capitalized mortgage servicing rights due to faster than expected prepayments of the underlying loans and revised future estimates of prepayments. The Company has recorded a total write-down related to servicing rights of $12,704 in determining net loss for the quarter ended September 30, 1998. The Company has also evaluated the impact of the current market conditions on the estimated fair value of the remainder of its mortgage-backed securities portfolio and reflected in market valuation adjustments that amount which has been deemed to be other than temporary impairment.


3.       MARKET VALUATION ADJUSTMENTS

          As noted above, subsequent to September 30, 1998, the Company sold a significant amount of its loans and mortgage-backed securities to meet collateral calls, primarily by certain affiliates of Salomon Smith Barney, Inc., and increase liquidity as well as recorded other adjustments related to the market conditions. The declines in values on the assets included in these sales have been recognized as market valuation adjustments as of September 30, 1998 and recognized in determining net loss for the quarter then ended. In addition, the Company has evaluated the impact of the current market conditions on the estimated fair value of the remainder of its mortgage-backed securities portfolio and reflected in market valuation adjustments that amount which has been deemed to be other than temporary impairment. The evaluation of other than temporary impairment considers the decline, as well as trends in the decline, of the market values, the relative severity of the declines in market values, and the Company's ability to collect all amounts due according to the contractual terms. If current market conditions continue to negatively impact the value of these assets, additional other than temporary impairment may be realized in the future.

          Subsequent to September 30, 1998, the Company sold, primarily as a result of collateral calls by certain affiliates of Salomon Smith Barney, Inc., discounted loans with a carrying value of $211.8 million, loans held for sale with a carrying value of $232.5 million and mortgage-backed securities with carrying value of $63.3 million. As a result of these sales, short term borrowings were reduced $500.2 million. These assets, and the related short term financing, are reflected in the Company's consolidated statements of financial condition as of September 30, 1998 net of the applicable market valuation adjustments. The effect of these sales on the consolidated statements of financial condition as of September 30, 1998 would be to reduce total assets from approximately $1.8 billion to $1.3 billion. Discounted Loans would be reduced from $247.2 million to $35.4 million, loans held for sale would be reduced from $592.2 million to 359.7 million and mortgage-backed securities, available for sale would be reduced from $245.9 million to $182.6 million. Short term borrowings would be reduced from $1.1 billion to $575.9 million.

          Total market valuation adjustments for the quarter ended September 30, 1998 was $76.6 million. Of this amount, $22.2 million relates to sales of mortgage-backed securities, $5.2 million relates to other than temporary impairment of remaining mortgage-backed securities, $34.9 million relates to sales of loans held for sale, discounted loans and real estate owned, and $14.3 million relates to hedge losses previously deferred in the Company's consolidated statement of financial condition (see footnote 5, Commitments, Contingencies and Off-Balance Sheet Risk).

          Based on the use of the current available data in the valuation of its assets, the Company's management believes it is proper to reflect the decline of these assets as an adjustment in the quarter ended September 30, 1998.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

4.       DEBT RESTRUCTURING

          The recent dramatic events in the financial markets, which included a significant reduction in valuations of, and liquidity for, mortgage-backed securities, has had a significant adverse impact on the Company's liquidity and financial condition. The decline in valuations resulted in collateral calls from the Company's lenders, which reduced the Company's cash position and eventually prompted asset sales at depressed prices to meet these calls and provide liquidity. While these asset sales have improved the liquidity position of the Company, the market for mortgage-backed securities -- particularly subordinate mortgage-backed securities -- has not recovered and the financial markets generally continue to be volatile. Further, certain of the Company's lenders have expressed concern about continued lending given market conditions and recent losses incurred by the Company.

          In order to address these liquidity concerns and improve the Company's financial condition, management entered into discussions with an unofficial committee of holders of a majority of the Company's $184.2 million in outstanding publicly issued notes and its financial advisors, Houlihan Lokey Howard & Zukin, and legal counselors, Latham and Watkins, concerning a restructuring of the Company's obligations under the notes. Following extensive discussions, the Company and the unofficial committee agreed today to a restructuring of the Company whereby (i) the noteholders would exchange their notes for common stock in the Company; (ii) existing holders of common stock would receive warrants or highly diluted new common stock in exchange for their holdings; and (iii) pending consummation of the restructure, the noteholders would forbear from declaring certain defaults which resulted from the net losses incurred by the Company and actions taken by the Company to meet collateral calls.

          Management believes that this restructuring will significantly improve the Company's financial position by reducing indebtedness by $184.2 million, the interest cost associated with that indebtedness, and significantly increase the Company's equity account. This restructuring is subject to a number of conditions, including no material adverse change and negotiation of definitive documents. The Company currently expects that this restructuring will be completed at the end of the first quarter of 1999. Other creditors, including trade creditors and secured creditors, are not expected to be adversely affected by this restructuring.

          As a part of  this  restructuring,  the  Company  and  the  unofficial
committee  of  noteholders  anticipate   incorporation  of  servicing  functions
currently performed by WCC into the servicing subsidiary of WFSG.

          The Company's unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the adequate resolution of the Company's near and long term liquidity shortfall, as well as the successful consummation of the reorganization described above. The consolidated financial statements do not include any adjustments relating to the Company's ability to continue as a going concern.


5.       COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

          At September 30, 1998, the Company had open short positions on 875 5-year U.S. Treasury Notes and 450 French Franc futures contracts. To the extent that aggregate net losses on these instruments were effective hedges of the underlying assets to which they relate, the losses are deferred as an adjustment to the basis of those assets and amortized using a method approximating the interest method. The total amount of deferred losses as of September 30, 1998, remaining in the consolidated statement of financial condition was $3.1 million.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

          During  the  third  quarter,   unusually  volatile  market  conditions
affecting the value of hedged assets caused a breakdown of the historical interest rate relationships with the related hedging instruments. The correlation between hedged assets and hedging instruments was insufficient to support continuation of this particular hedging strategy at that time. As a result, all hedging instruments related to fixed-rate or lagging-index assets held or available for sale were closed out before or shortly after September 30, 1998. $14.3 million of previously deferred hedging losses were considered ineffective and charged to net loss during the quarter (see footnote 3, Market Valuation Adjustments).

          First Bank of Beverly Hills, F.S.B. ("First Bank"), the Company's savings bank subsidiary, had approximately $129.0 million notional principal amount of interest rate swap agreements outstanding at September 30, 1998, which were designated as hedges of certain fixed rate loans in order to convert fixed rate income streams to variable rate. These swaps had the effect of decreasing the Company's net interest income by approximately $64 thousand during the nine months ended September 30, 1998. The market value of these swaps currently deferred was $(0.8) million at September 30, 1998.

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


6.       INCOME TAXES

          The Company files consolidated federal income tax returns with its domestic subsidiaries. Certain state and foreign tax returns are also filed on a consolidated basis while others are filed on a separate entity basis. Deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance is recorded against deferred tax assets when there is not presumptive evidence that it is more likely than not that the deferred tax assets will be realized.

          During the quarter ended September 30, 1998, the Company incurred a substantial net operating loss for federal income tax purposes. A portion of the federal loss will be carried back to the years 1996 and 1997. The refund from the carryback claim plus refunds of taxes previously paid to the IRS and to various state taxing authorities is expected to be approximately $14.8 million. In addition, the Company expects to pay approximately $0.7 million of state and foreign income taxes based on separate entity tax liabilities. The Company recorded a tax benefit for the three and nine months ended September 30, 1998 in the accompanying consolidated statements of operations in amounts sufficient to reflect the net refund of $14.1 million as a current income tax receivable.

          Due to uncertainty relating to the future profitability of the Company, the net deferred tax asset of $30 to $40 million, consisting primarily of federal, state and foreign net operating loss carryforwards, is completely offset by a valuation allowance.


7.       LOSS PER SHARE

          The Company has outstanding stock options which are considered common stock equivalents in the calculation of diluted earnings per share. During the quarter and nine months ended September 30, 1998, the Company experienced a net loss, which resulted in common stock equivalents having an anti-dilutive effect on earnings per share. Weighted average shares outstanding is therefore equivalent for basic and diluted earnings per share.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

8.       THIRD QUARTER SECURITIZATION

          In September 1998, the Company completed a securitization sale of approximately $177.7 million unpaid principal balance of loans resulting in gain on sale of approximately $4.5 million. The gain on sale resulting from this transaction is offset by net losses of approximately $3.0 million resulting primarily from realized hedge losses associated with this securitization and the Company's mortgage loan origination activity.


9.       INVESTMENT IN WREIT

          In April 1998, the Company sponsored the initial public offering of Wilshire Real Estate Investment Trust Inc. ("WREIT"), whereby WREIT received approximately $167.0 million of proceeds. The Company is the Manager of WREIT and, as such, earns fee income from the management of WREIT based on the level of WREIT's investment assets. During the quarter ended September 30, 1998, the Company earned approximately $1.3 million in management fee income.

          The Company purchased 990,000 shares of WREIT common stock in conjunction with the initial public offering. This investment is accounted for under the equity method of accounting and therefore , is not adjusted for fluctuations in the market price of the underlying shares but rather, increases and decreases based on earnings of WREIT and, receipt of dividends.

          WREIT has been significantly impacted by general market conditions (see footnote 2) in the same manner as the Company. As a result, WREIT has sold assets to increase liquidity and experienced significant losses during the quarter ended September 30, 1998. The Company's investment in WREIT decreased approximately $4.3 million due primarily to the Company's percentage ownership share of WREIT's losses. The carrying amount of the Company's investment in WREIT was approximately $9.2 million as of September 30, 1998.


10.      RELATED PARTY TRANSACTIONS

          During the quarter ended September 30, 1998, the Company loaned approximately $15.6 million to WREIT. These loans are secured by operating real estate with loan to value ratios of up to 85%, are due on October 1, 2008 and bear interest at 10% per annum. WREIT also made a loan to the Company in the amount of $17.7 million during the quarter ended September 30, 1998. This loan is included as an offset to due from affiliates, net in the Company's consolidated statement of financial condition as of September 30, 1998, bears interest at 13% per annum and is due with thirty days notice.

          During 1998, the Company made payments of approximately $3.9 million to its two principal stockholders. These amounts have been reimbursed to the Company by offsetting other amounts due to an affiliated entity owned by the principal stockholders.


11.      SUBSEQUENT EVENTS

          In addition to the significant events disclosed in footnotes 2, 3 and 4, the following significant events occurred subsequent to September 30, 1998.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

          During October 1998, the Company made a strategic decision to eliminate its retail residential mortgage and manufactured housing origination activity. During the nine months ended September 30, 1998, these origination activities accounted for approximately $95.5 million of the Company's $573.6 million of origination production. The Company has written-off approximately $1.2 million of goodwill (included in other expenses in the consolidated statement of operations) established upon acquisition of the residential real estate mortgage origination branches.

          In October 1998 the Company reduced its workforce by approximately 19%, the majority of which related to these origination activities.

          Management of the Company is currently negotiating with a European insurance company to acquire its wholly owned subsidiary, which holds a portfolio of loans and other financial instruments. The Company expects to finance approximately 80% of the purchase price with unrelated third parties. The Company has granted WREIT an option to purchase all or a portion of the Company's interest in such assets. As of the date this Form 10-Q was required to be filed with the Securities and Exchange Commission, it was uncertain whether this transaction would ultimately be consummated. Management of the Company remains committed to the ultimate consummation of this transaction. However, in the event that this does not occur, the Company will be required to write-off against the Company's earnings approximately $8.2 million of previously capitalized costs, consisting of a non-refundable deposit of $7.2 million and capitalized deal costs of approximately $1.0 million.

          In October 1998, as the result of a recent examination, the Office of Thrift Supervision agreed to lift the cease and desist order previously imposed on First Bank.

          Subsequent to September 30, 1998, the Office of Thrift Supervision informed the Company and Wilshire Acquisitions Corporation, a subsidiary of the Company, both savings and loan holding companies, that formal enforcement actions may be imposed. These actions respond to alleged violations of certain affiliated transactions regulations with First Bank. Management requested the OTS consider less formal responses, as the alleged violations were induced by external conditions. In the interim, the OTS notified First Bank that approval would be required prior to entering into certain affiliated transactions. Management believes these restrictions, as well as other related restrictions that may be imposed, will have no material impact on its operations.

          In October 1998, the Company purchased George Elkins Mortgage Company, a four branch commercial mortgage loan originator headquartered in Southern California for approximately $3.7 million in cash and an additional $1.5 million, which is contingent on certain operating performances through the year 2000. The purchase was consummated through First Bank.


12.      NEW ACCOUNTING PRONOUNCEMENTS

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

          In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those relating to investment by owners and

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive loss for the quarter and nine months ended September 30, 1998, which encompasses net income, unrealized losses on available for sale securities and unrealized loss on foreign currency translations, with no tax effect, on the face of the accompanying consolidated statement of changes in stockholders' equity.

          In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

          Management expects that the Company will adopt SFAS No. 133 on January 1, 2000. Management has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the method of its adoption of SFAS No. 133. However, the Statement could increase volatility in earnings and other comprehensive income.

          The American Institute of Certified Public Accountants recently issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities," which has been cleared by the FASB. This SOP provides guidance on the financial reporting of start-up and organizational costs. Specifically, it requires costs of start-up activities and organizational costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The initial application of this SOP will be reported as a cumulative effect of a change in accounting principle. As of September 30, 1998, the Company had no capitalized start-up or organizational costs.

          In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", an amendment of SFAS No. 65. This statement is effective for the first fiscal quarter beginning after December 15, 1998. This statement standardizes how mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. Adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND NOTES THERETO.

          Wilshire Financial Services Group Inc. ("WFSG" or the "Company") is a diversified financial services company. The Company conducts business in the U.S. and Europe, specializing in loan portfolio acquisition and securitization, correspondent lending and servicing. The Company offers wholesale banking through its subsidiary, First Bank of Beverly Hills, F.S.B. ("First Bank"). First Bank is a federally chartered savings institution regulated by the Office of Thrift Supervision ("OTS") with one branch and a merchant bankcard processing center in Southern California. Administrative headquarters of the Company, Wilshire Funding Corporation ("WFC") and First Bank are located in Portland, Oregon.


GENERAL MARKET CONDITIONS

          Beginning in August 1998, and more significantly since October 12, 1998, and continuing to the present, the Company has been significantly and negatively impacted by various market factors. These factors, which are discussed further below, resulted in a dramatic reduction in market valuations for certain of the Company's mortgage-backed securities and other assets, as well as a reduction in the availability of borrowings for those assets and certain of the Company's loan assets, thereby reducing the Company's liquidity.

          Turmoil in the Russian financial markets, following a prolonged period of uncertainty in Asian financial markets, caused investors to reassess their risk tolerance. This resulted in a dramatic movement of liquidity toward less risky assets (e.g., U.S. Treasury instruments) and away from higher risk assets, including most non-investment grade assets and commercial and other mortgage and asset-backed securities. On October 7, 1998, the Company issued a press release announcing changes in the expected results for the quarter ended September 30, 1998 as a result of market conditions through the date of that release. At the time of that release, the Company had no indication of the events that would transpire beginning the week of October 12, 1998, as further described below.

          This movement toward higher quality investments dramatically reduced available liquidity to non-investment grade assets. Without available funding sources, many investors in these assets, including several well-known hedge funds, were forced to liquidate holdings at reduced prices. With greater sales pressure and supply outpacing demand, prices continued to fall as more lenders made margin calls, demanding additional collateral for their loan positions. Many companies were rapidly depleting available cash reserves.

          On October 12, 1998, another well-known hedge fund was liquidated. This event triggered further collateral calls, forcing additional companies to sell assets to cover borrower collateral calls, and continuing the downward spiral in prices. On October 15, 1998 the Federal Reserve lowered interest rates, largely in response to this liquidity crisis.

          During October and continuing into the month of November 1998, the Company sold a significant amount of assets in response to the above conditions to meet collateral calls by lenders, primarily certain affiliates of Salomon Smith Barney, Inc., and to increase liquidity. The downward pressure on prices and the Company's need to sell assets to meet these collateral calls resulted in the Company disposing of certain assets for proceeds which resulted in significant losses for the quarter and nine months ended September 30, 1998. Beginning during the week of October 12, 1998, the Company sold, primarily as a result of collateral calls, Discounted Loans with a carrying value of $211.8 million, Non-Discounted Loans with a carrying value of $232.5 million and mortgage-backed securities with carrying value of $63.3 million. Had the Company not been forced to sell these assets, but rather held these assets until market conditions stabilized, management believes the Company's losses would have been far less severe.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

NET LOSS

          The Company had a net loss of approximately $111.8 million for the nine months ended September 30, 1998 compared to net income of approximately $12.2 million for the nine months ended September 30, 1997. The net loss for the nine months ended September 30, 1998 is primarily attributable to $76.6 million of market valuation adjustments recognized by the Company, write-down of mortgage servicing rights of $13.7 million and provision for losses on loans of $12.2 million, as further explained below.


NET INTEREST INCOME

          The Company's net interest income was approximately $17.9 million for the nine months ended September 30, 1998 compared to approximately $16.4 million for the nine months ended September 30, 1997, an increase of 8.7%. Interest-earning assets increased from $1.1 billion as of September 30, 1997 to $1.6 billion as of September 30, 1998. The increase in interest-earning assets is primarily attributable to acquisitions of loans and mortgage-backed securities which in part were funded from the Company's issuance of $100.0 million of 13% Series B Notes due 2004 (the "Series B Notes") in August 1997 and its offering of 3,500,000 shares of common stock in February 1998.

          INTEREST INCOME. The Company's interest income was approximately $117.2 million for the nine months ended September 30, 1998 compared to approximately $75.5 million for the nine months ended September 30, 1997, an increase of 55.3%. The increase in the Company's interest income was due primarily to an increase in the Company's interest earning assets from approximately $1.1 billion at September 30, 1997 to approximately $1.6 billion at September 30, 1998. During the nine months ended September 30, 1998, the Company purchased approximately $1.0 billion of interest-earning assets, compared to approximately $875.0 million during the nine months ended September 30, 1997. In addition, the Company originated $573.6 million of loans during the nine months ended September 30, 1998, compared to approximately $51.0 million during the nine months ended September 30, 1997.

          INTEREST EXPENSE. The Company's interest expense was approximately $99.3 million for the nine months ended September 30, 1998 compared with approximately $59.0 million for the nine months ended September 30, 1997, an increase of 68.2%. The increase in interest expense resulted from an increase in the Company's interest-bearing liabilities to approximately $1.8 billion at September 30, 1998 from approximately $1.3 billion at September 30, 1997 and includes the issuance of $100.0 million of the Company's 13% Series B Notes in the third quarter of 1997.


PROVISIONS FOR ESTIMATED LOSSES ON LOANS

          Provision for estimated losses on loans for the nine months ended September 30, 1998 was approximately $12.2 million resulting from provision of approximately $15.2 million during the quarter ended September 30, 1998. The provision of approximately $15.2 million results primarily from additional provisions taken on Discounted Loans at the Company's non-banking subsidiaries. The provision results from increasing market yields on loans, which have driven down market values on many pools of loans (primarily Discounted Loans) in the Company's portfolio. The Company has provided for additional reserves to the extent market values for pools of loans have been reduced below book value. This compares with a net provision for estimated losses on loans for the nine months ended September 30, 1997 of approximately $0.9 million resulting from additional provision of approximately $3.4 million, which was partially offset by the reversal of $2.5 million of excess reserves on loans previously sold.

OTHER INCOME

          The Company's other loss was approximately $40.0 million for the nine months ended September 30, 1998 compared to income of approximately $46.7 million for the nine months ended September 30, 1997. The components of the Company's non-interest income are reflected in the following table:



                                                                  Nine Months Ended
                                                                     September 30,
                                                                  1998          1997
Other income:                                                   (Dollars in thousands)
  Market Valuation Adjustments.............................. $   (76,580)     $     --
  Write-down of mortgage servicing rights...................     (13,704)           --
  Servicing revenue.........................................       4,810          3,339
  Real estate owned, net....................................       3,616          4,574
  Bankcard income, net......................................       3,486          1,579
  Gain on sale of loans.....................................      27,904         31,252
  Gain on sale of securities................................       7,768          3,053
  Trading income............................................       1,630          1,171
  Other, net................................................       1,075          1,749
         Total other income................................. $   (39,995)     $  46,717

          The decrease in other income between the comparable periods was due primarily to market valuation adjustments of $76.6 million, write-down of mortgage servicing rights of $13.7 million, a $3.3 million reduction in gain on sale of loans, offset by a $4.7 million increase in gain on sale of securities and a $1.9 million increase in bankcard income, net.

          MARKET VALUATION ADJUSTMENTS. Subsequent to September 30, 1998, the Company sold a significant amount of its loans and mortgage-backed securities to meet collateral calls, primarily by certain affiliates of Salomon Smith Barney, Inc., and increase liquidity (see "General Market Conditions"). The declines in values on the assets included in these sales have been recognized as market valuation adjustments to the applicable assets as of September 30, 1998 and recognized in determining net loss for the nine months and quarter then ended. In addition, the Company has evaluated the impact of the current market conditions on the remainder of its mortgage-backed securities portfolio and reflected in market valuation adjustments that amount which has been deemed to be other than temporary impairment.

          Subsequent to September 30, 1998, the Company sold, primarily as a result of collateral calls, discounted loans with a carrying value of $211.8 million, loans held for sale with a carrying value of $232.5 million and mortgage-backed securities with carrying value of $63.3 million. As a result of these sales, short term borrowings were reduced $500.2 million. These assets, and the related short term financing, are reflected in the Company's consolidated statements of financial condition as of September 30, 1998 net of the applicable market valuation adjustments. The effect of these sales on the consolidated statements of financial condition as of September 30, 1998 would be to reduce total assets from approximately $1.8 billion to 1.3 billion. Discounted Loans would be reduced from $247.2 million to $35.4 million, loans held for sale would be reduced from $592.2 million to 359.7 million and mortgage-backed securities available for the sale would be reduced from $245.9 million to $182.6 million. Short term borrowings would be reduced from $1.1 billion to $575.9 million.

          Total market valuation adjustments for the quarter ended September 30, 1998 was $76.6 million. Of this amount, $22.2 million relates to sales of mortgage-backed securities, $5.2 million relates to other than temporary impairment of unsold mortgage-backed securities, $34.9 million relates to sales of loans held for sale and discounted loans and $14.3 million relates to hedge losses previously deferred and classified in other assets in the statement of financial condition.

          Based on the use of current available data in the valuation of its assets, the Company's management believes it is proper to reflect the decline of these assets as an adjustment in the nine months ended September 30, 1998.

          WRITE-DOWN OF MORTGAGE SERVICING RIGHTS. During the nine months ended September 30, 1998, the Company wrote-down capitalized servicing rights by approximately $13.7 million. The write-down is the result of faster than expected prepayments on loans being serviced and revised estimates of future prepayments.

          GAIN ON SALE OF LOANS. Gain on sale of loans decreased $3.3 million during the nine months ended September 30, 1998 as a result of lower than expected securitization activity by the Company during the current year. As described under "General Market Conditions," beginning in August 1998, turmoil in the financial markets resulted in reduced demand for asset-backed securities and therefore, the Company was unable to complete all planned securitization transactions, resulting in lower than anticipated gain on sale of loans. During the nine months ended September 30, 1998, the Company completed three securitizations of approximately $507.7 million aggregate unpaid principal balance and one whole loan sale of approximately $72.3 million unpaid principal balance. These sale transactions resulted in gains on sale of approximately $29.2 million. These gains were offset by net losses of $1.3 million, primarily resulting from the sale of loans originated through the Company's retail and wholesale residential mortgage channels. The loss on sale is the net effect of $1.5 million of gains, offset by hedge losses of $2.8 million.

          GAIN ON THE SALE OF SECURITIES. During the nine months ended September 30, 1998, the Company sold mortgage-backed securities with carrying values of approximately $95.0 million to WREIT in conjunction with the initial public offering of common stock in April 1998, resulting in gains of approximately $0.7 million. Additionally, the Company sold, to unrelated parties, securities with carrying values of approximately $53.3 million, resulting in net gains of approximately $7.1 million. Subsequent to September 30, 1998, the Company sold a substantial amount of mortgage-backed securities to meet collateral calls and increase liquidity, which resulted in the recognition of losses on such securities. These losses are classified as market valuation adjustments in the Company's consolidated statement of operations.

          REAL ESTATE OWNED, NET. The decrease in real estate owned, net is primarily due to gains on the disposition of real estate acquired through foreclosure or deed in lieu thereof from the Company's portfolio of Discounted Loans, including European assets.

          SERVICING REVENUE. Servicing revenue increased $1.5 million or 44.1% during the nine months ended September 30, 1998, primarily as a result of contracting for the servicing rights on loan portfolios owned by unaffiliated third parties (including securitizations) and arranging for such loans to be sub-serviced by Wilshire Credit Corporation ("WCC"), an affiliated entity, at a rate which is lower than the rate received by the Company.

          OTHER, NET. Other net decreased $0.7 million or 38.5% during the nine months ended September 30, 1998. The net decrease is primarily attributable to loss of $4.3 million resulting from the Company's ownership of WREIT, offset by $2.5 million of loan fees and charges from origination activity and $1.9 million of management fee income associated with the Company's management of WREIT.


OTHER EXPENSE

          The Company's other expense totaled approximately $85.7 million for the nine months ended September 30, 1998 compared to approximately $41.0 million for the nine months ended September 30, 1997, primarily attributable to an increase in loan service fees and expenses paid to affiliates which results from increases in the Company's total loan portfolio and third party servicing (which is sub-serviced by WCC) and increased compensation and employeebenefits and other general and administrative expenses resulting from the expansion of business operations and infrastructure necessary to accommodate growth.

          LOAN SERVICE FEES AND EXPENSES PAID TO AFFILIATE. The largest other component of other expense in the nine months ended September 30, 1998 was loan service fees and expenses, which includes servicing fees paid to WCC and collection-related expenses incurred directly by WCC and reimbursed by the Company. Loan service fees and expenses paid to affiliate were approximately $33.0 million (of which approximately $21.3 million represents collection related loan expenses) for the nine months ended September 30, 1998 compared to approximately $19.4 million for the nine months ended September 30, 1997, an increase of approximately $13.6 million, or 69.9%. The $13.6 million increase is primarily attributable to growth in the average balance of total loans during the nine months ended September 30, 1998 (considers the securitization of $507.7 unpaid principal balance of loans during June and September 1998 and the whole loan sale of $72.3 million unpaid principal balance of loans during June 1998) and collection related expenses incurred in the resolution of Discounted Loans.

          Subsequent to September 30, 1998, in response to collateral calls by certain affiliates of Salomon Smith Barney, Inc., the Company sold Discounted Loans with unpaid principal balance of approximately $266.5 million.

          Discounted Loans tend to reduce net interest margin and net interest spread, because the interest cost of debt (which is higher than for Non-Discounted Loans) is not offset by a corresponding increase in interest income. Relatively little cash flow from a pool of Discounted Loans is generally received in the first six to nine months following acquisition and the Company only recognizes interest and discount on Discounted Loans in income when those loans result in the receipt of cash. The Company also experiences a much higher level of collection related expenses associated with Discounted Loans, requiring a higher level of cash investment prior to resolution. Due to the capital-intensive nature of these investments and the related unpredictable earnings stream, the Company believes its reduced investment in Discounted Loans will improve cash flow and provide more predictable earnings.

          COMPENSATION AND EMPLOYEE BENEFITS. Compensation and employee benefits were approximately $26.0 million for the nine months ended September 30, 1998, compared to approximately $11.3 million for the nine months ended September 30, 1997, an increase of 130.8%. The increase was primarily due to an increase in the average number of full-time equivalent employees from 205 for the nine months ended September 30, 1997 to 360 for the nine months ended September 30, 1998, reflecting the expansion of business activities, particularly loan acquisition and origination activities, European operations, and the growth of activities at the non-bank subsidiaries. Subsequent to September 30, 1998, the Company reduced it workforce by approximately 19%, primarily resulting from the Company's elimination of its retail residential and manufactured housing origination activities.

          OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses increased from approximately $6.7 million for the nine months ended September 30, 1997 to approximately $18.5 million for the nine months ended September 30, 1998, an increase of 177.7%, due primarily to travel and entertainment expense of $5.5 million, depreciation and amortization of $3.1 million (includes the write-off of goodwill associated with retail residential mortgage origination branches) and other general corporate costs resulting from the expansion of business activities at the non-bank subsidiaries, particularly loan acquisition activities such as due diligence costs, European operations and origination activities.


RESULTS OF OPERATIONS--QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

NET LOSS

          The Company had a net loss of approximately $119.0 million for the quarter ended September 30, 1998 compared to net income of approximately $7.1 million for the quarter ended September 30, 1997. The net loss for the quarter ended September 30, 1998 is primarily attributable to $76.6 million of market valuation adjustments recognized by the Company, write-down of mortgage servicing rights of $12.7 million and provision for losses on loans of $15.2 million, as further explained below.


NET INTEREST INCOME

          The Company's net interest income was approximately $6.0 million for the quarter ended September 30, 1998 compared to approximately $5.6 million for the quarter ended September 30, 1997, an increase of 6.4%. The Company's asset base was larger at September 30, 1998 as a result of growth in the Company's investment in loans, mortgage-backed securities and other real estate related assets.

          INTEREST INCOME. The Company's interest income was approximately $41.0 million for quarter ended September 30, 1998 compared to approximately $29.9 million for the quarter ended September 30, 1997, an increase of 37.0%. The increase in the Company's interest income was due primarily to an increase in the Company's interest earning assets from approximately $1.1 billion at September 30, 1997 to approximately $1.6 billion at September 30, 1998.

          INTEREST EXPENSE. The Company's interest expense was approximately $35.1 million for the quarter ended September 30,1998 compared with approximately $24.3 million for the quarter ended September 30, 1997, an increase of 44.0%. The increase in interest expense resulted from an increase in the Company's interest-bearing liabilities to approximately $1.8 billion at September 30, 1998 from approximately $1.3 billion at September 30, 1997 and includes the issuance of $100.0 million of the Company's Series B Notes in the third quarter of 1997.


PROVISIONS FOR ESTIMATED LOSSES ON LOANS

          Provision for estimated losses on loans for the quarter ended September 30, 1998 was approximately $15.2 million resulting primarily from additional provision taken on Discounted Loans at the Company's non-banking subsidiaries. The provision results from increasing market yields on loans, which have driven down market values on many pools of loans (primarily Discounted Loans) in the Company's portfolio. The Company has provided for additional reserves to the extent market values for pools of loans have been reduced below book value. This compares with a provision for estimated losses on loans for the quarter ended September 30, 1997 of $2.4 million.


OTHER INCOME

          The Company's other income was a loss of approximately $87.1 million for the quarter ended September 30, 1998 compared to income of approximately $28.6 million for the quarter ended September 30, 1997. The components of the Company's non-interest income are reflected in the following table:


                                                                       QUARTER ENDED
                                                                       SEPTEMBER 30,
                                                                   1998             1997
                                                                    (Dollars in thousands
Other income:
  Market Valuation Adjustments..............................   $     (76,580)   $        --
  Write-down of mortgage servicing rights...................         (12,704)            --
  Servicing revenue.........................................           1,070           1,395
  Real estate owned, net....................................             144           1,835
  Bankcard income, net......................................           1,989             518
  Gain on sale of loans.....................................           1,460          20,036
  Gain on sale of securities................................            (433)          3,053
  Trading income............................................             --            1,157
  Other, net................................................          (2,049)            637
                  Total other income........................   $     (87,103)   $     28,631

          The decrease in other income for the quarter ended September 30, 1998 was primarily attributable to market valuation adjustments of $76.6 million, write-down of mortgage servicing rights of $12.7 million, an $18.6 million reduction in gain on sale of loans, and a $1.7 million reduction in real estate owned, net.

          MARKET VALUATION ADJUSTMENTS. Subsequent to September 30, 1998, the Company sold a significant amount of its loans and mortgage-backed securities to meet collateral calls, primarily by certain affiliates of Salomon Smith Barney, Inc., and increase liquidity (see "General Market Conditions"). The declines in values on the assets included in these sales have been recognized as market valuation adjustments to the applicable assets as of September 30, 1998 and recognized in determining net loss for the nine months and quarter then ended. In addition, the Company has evaluated the impact of the current market conditions on the remainder of its mortgage-backed securities portfolio and reflected in market valuation adjustments that amount which has been deemed to be other than temporary impairment.

          Subsequent to September 30, 1998, the Company sold, primarily as a result of collateral calls by certain affiliates of Salomon Smith Barney, Inc., discounted loans with a carrying value of $211.8 million, loans held for sale with a carrying value of $232.5 million and mortgage-backed securities with carrying value of $63.3 million. As a result of these sales, short term borrowings were reduced $500.2 million. These assets, and the related short term financing, are reflected in the Company's consolidated statements of financial condition as of September 30, 1998 net of the applicable market valuation adjustments. The effect of these sales on the consolidated statements of financial condition as of September 30, 1998 would be to reduce total assets from approximately $1.8 billion to $1.3 billion. Discounted Loans would be reduced from $247.2 million to $35.4 million, loans held for sale would be reduced from $592.2 million to $359.7 million and mortgage-backed securities available for sale would be reduced from $245.9 million to $182.6 million. Short term borrowings would be reduced from $1.1 billion to $575.9 million

          Total market valuation adjustments for the quarter ended September 30, 1998 was $76.6 million. Of this amount, $22.2 million relates to sales of mortgage-backed securities, $5.2 million relates to other than temporary impairment of unsold mortgage-backed securities, $34.9 million relates to sales of loans held for sale and discounted loans and $14.3 million relates to hedge losses previously deferred and classified in other assets in the statement of financial condition.

          Based on the use of current available data in the valuation of its assets, the Company's management believes it is proper to reflect the decline of these assets as an adjustment in the quarter ended September 30, 1998.

          WRITE-DOWN  OF MORTGAGE  SERVICING  RIGHTS.  During the quarter  ended
September 30, 1998, the Company wrote-down capitalized servicing rights by approximately $12.7 million. The write-down is the result of faster than expected prepayments on loans being serviced and revised future estimates of prepayments.

          GAIN ON SALE OF LOANS. Gain on sale of loans for the quarter ended September 30, 1998 decreased $18.6 million from $20.0 million during the quarter ended September 30,1997. As described under "General Market Conditions," beginning in August 1998 and continuing to present, turmoil in the financial markets resulted in reduced demand for asset-backed securities and therefore, the Company was unable to complete all planned securitization transactions, resulting in lower than expected gain on sale of loans. The Company completed one securitization transaction of approximately $177.7 million unpaid principal amount of loans, resulting in gain on sale of approximately $4.5 million. This gain was offset by net losses of approximately $3.0 million, of which $2.2 million is attributable to the sale of loans originated by the Company through its retail and wholesale residential mortgage channels. The net loss of $2.2 million attributable to these originations includes realized hedge losses of approximately $3.7 million.

          GAIN  (LOSS)  ON THE SALE OF  SECURITIES.  During  the  quarter  ended
September 30, 1998, the Company sold securities with carrying values of approximately $21.8 million, resulting in loss of approximately $0.4 million. The loss on sale of securities results from the Company's need to sell certain securities during the quarter ended September 30, 1998 in order to raise liquidity in response to conditions in the financial marketplace (see General Market Conditions).

          REAL ESTATE OWNED, NET. The decrease in income from real estate owned, net is the result of the ongoing disposition of previously acquired Discounted Loans and real estate owned and a decrease in the Company's investment in these types of non-performing assets. See the discussion related to Discounted Loans in "Changes in Financial Condition".

          SERVICING REVENUE. Servicing revenue decreased $0.3 million, or 23.3%, during the quarter ended September 30, 1998, primarily as a result reduced service fees due to faster than expected prepayment on loans being serviced.

          OTHER, NET. Other, net decreased $2.7 million to a net loss of $2.0 million during the quarter ended September 30, 1998 from income of $0.6 million during the quarter ended September 30, 1997. The net loss of $2.0 million is primarily attributable to loss of $4.8 million resulting from the Company's percentage ownership of WREIT, offset by loan fees and charges of $1.1 million resulting from increased origination activity and management fee of $1.3 million resulting from the Company's management of WREIT.


OTHER EXPENSE

          The Company's other expense totaled approximately $36.7 million for the quarter ended September 30, 1998 compared to approximately $19.6 million for the quarter ended September 30, 1997, primarily attributable to an increase in loan service fees and expenses paid to affiliates which results from increases in the Company's total loan portfolio and third party servicing (which is sub-serviced by WCC) and increased compensation and employee benefits and other general and administrative expenses resulting from the expansion of business operations and infrastructure necessary to accommodate growth.

          LOAN SERVICE FEES AND EXPENSES PAID TO AFFILIATE. Loan service fees and expenses, which includes servicing fees paid to WCC and collection-related expenses incurred directly by WCC and reimbursed by the Company. Loan service fees and expenses paid to affiliate were approximately $12.9 million (of which approximately $8.7 million represents collection related loan expenses) for the quarter ended September 30, 1998 compared to approximately $9.7 million for the quarter ended September 30, 1997, an increase of approximately 32.8%. The $12.9 million increase is primarily attributable to growth in the average balance of total loans during the nine months ended September 30, 1998

(considers the securitization of $507.7 unpaid principal balance of loans during June and September 1998 and the whole loan sale of $72.3 million unpaid principal balance of loans during June 1998) and collection related expenses incurred in the resolution of discounted loans.

          Subsequent to September 30, 1998, in response to collateral calls by certain affiliates of Salomon Smith Barney, Inc., the Company sold Discounted Loans with unpaid principal balance of approximately $266.5 million.

          Discounted Loans tend to reduce net interest margin and net interest spread, because the interest cost of debt (which is higher that for Non-Discounted Loans) is not offset by a corresponding increase in interest income. Relatively little cash flow from a pool of Discounted Loans is generally received in the first six to nine months following acquisition and the Company only recognizes interest and discount on Discounted Loans in income when those loans result in the receipt of cash. The Company also experiences at much higher level of collection related expenses associated with Discounted Loans, requiring a higher level of cash investment prior to resolution. Due to the capital-intensive nature of these investments and the related unpredictable earnings stream, the Company believes its reduced investment in Discounted Loans will improve cash flow and provide more predictable earnings.

          COMPENSATION AND EMPLOYEE BENEFITS. Compensation and employee benefits were approximately $10.9 million for the quarter ended September 30, 1998, compared to approximately $4.6 million for the quarter ended September 30, 1997, an increase of 136.1%. The increase was primarily due to an increase in the average number of full-time equivalent employees from 205 for the quarter ended September 30, 1997 to 460 for the quarter ended September 30, 1998, reflecting the expansion of business activities, particularly loan acquisition and origination activities, European operations, and the growth of activities at the non-bank subsidiaries. Subsequent to September 30, 1998, the Company reduced its workforce by approximately 19%, primarily resulting from the Company's elimination of its retail residential and manufactured housing origination activities.

          OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses increased from approximately $3.5 million for the quarter ended September 30, 1997 to approximately $9.3 million for the quarter ended September 30, 1998, an increase of 165.4%, due primarily to travel and entertainment expense of $2.9 million, depreciation and amortization of $2.3 million (includes the write-off of goodwill associated with retail residential mortgage origination branches) and other general corporate costs resulting from the expansion of business activities at the non-bank subsidiaries, particularly loan acquisition activities such as due diligence costs, European operations and origination activities.


CHANGES IN FINANCIAL CONDITION

          MORTGAGE-BACKED AND OTHER SECURITIES. For accounting purposes, the Company's mortgage-backed and other securities are classified as available for sale, trading account securities and held to maturity. The Company's holdings of mortgage-backed securities available for sale decreased approximately $53.1 million during the nine months ended September 30, 1998 primarily as a result of the sale of approximately $142.8 million carrying amount ($95.0 million of which was sold to WREIT in conjunction with its initial public offering of common stock) purchases of approximately $132.9 million, realized market valuation adjustment of approximately $27.4 million, transfer from trading account securities of approximately $16.9 million, an increase in unrealized loss on available for sale securities of approximately $2.7 and net other decrease of $30.0 million which primarily represents principal repayment. The Company's holdings of trading account securities decreased $39.0 million during the nine months ended September 30, 1998 primarily as a result of the sale of certain subordinate securities and the aforementioned transfer to available for sale. The Company granted WREIT a right of first refusal with respect to future investments in mortgage-backed securities primarily comprised of interests in residential mortgage loans. As a consequence, the opportunity for the Company to invest in such assets would be limited to the extent WREIT takes advantage of such investment opportunities.

          LOANS, NET. The Company's portfolio of performing and sub-performing loans ("Non-Discounted Loans"), net of discounts and allowances, increased by approximately $284.9 million during the nine months ended September 30, 1998. This increase is primarily attributable to the acquisition of Non-Discounted Loans at First Bank, reflecting the Company's emphasis on increasing the level of investment in Non-Discounted Loans as a percentage of the total loan portfolio. See "Discounted Loans" below.

          DISCOUNTED LOANS, NET. The Company's portfolio of Discounted Loans decreased by approximately $216.2 million during the nine months ended September 30, 1998. During the nine months ended September 30, 1998, the Company has reduced its investment level in Discounted Loans, resulting in a decrease in balance due to attrition resulting from resolution of the loans either through workout with the borrower or acquisition of properties securing the loans through foreclosure or deed-in-lieu thereof. Discounted loans require significant capital resources prior to resolution, which is typically six to nine months following acquisition. The Company believes it can create a more predictable and less capital intensive earnings stream by reducing the level of investment in these assets. Subsequent to September 30, 1998, the Company sold, in response to collateral calls by an affiliate of Salomon Smith Barney, Inc., approximately $266.5 million unpaid principal balance of Discounted Loans, which resulted in $29.5 million of the Company's $76.6 million of market valuation adjustments recognized in the Quarter ended September 30, 1998.

          LOANS HELD FOR SALE, NET, AT LOWER OF COST OR MARKET. Loans held for sale, net, at lower of cost or market increased by approximately $281.5 million during the nine months ended September 30, 1998 primarily as the net result of acquisition of Non-Discounted Loans, securitization and whole loan sale activity, and the Company's expansion of its loan originations. The Company has adopted the strategy of increasing Non-Discounted Loans and decreasing Discounted Loans as a percentage of the total loan portfolio. Non-Discounted Loans have the advantage of being financed at lower rates than Discounted Loans and provide more predictable cash flows and earnings stream to the Company. In addition, Non-Discounted Loans are less capital intensive than Discounted Loans, which often require the Company to expend cash to ready the loan for resolution, which typically is six to nine months following acquisition. Subsequent to September 30, 1998, the Company sold loans held for sale with carrying value of $232.5 million which are reflected in the consolidated statement of financial condition as of September 30, 1998. The effect of this sale would be to reduce loans held for sale from $592.2 million to $359.7 million.

          DUE FROM AFFILIATE, NET. Due from affiliate, net primarily represents payments received in the normal course of servicing operations by WCC, which had not yet been remitted to the Company. As of September 30, 1998, due from affiliate, net of approximately $15.3 million was net of $17.7 million due from the Company to WREIT, resulting from a loan during the third quarter of 1998. In addition, due to affiliates, net at December 31, 1997 included approximately $1.6 million of PIK preferred stock dividend due to WCC from the Company, and subsequently in February 1998.

          MORTGAGE SERVICING RIGHTS. Mortgage servicing rights decreased by $5.2 million during the nine months ended September 30, 1998 primarily attributable to the net effect of the allocation of basis of approximately $6.0 million of servicing rights relating to two securitizations and the purchase of approximately $5.0 million of servicing rights, offset by the write-down of approximately $13.7 million of servicing rights resulting from faster than expected prepayments on loans being serviced and revised future prepayment estimates, and $2.5 million of amortization.

          INVESTMENT IN WILSHIRE REAL ESTATE INVESTMENT TRUST INC. Investment in WREIT increased $14.7 million as a result of the Company's purchase of 9.9% of the original 10,000,000 shares of common stock offered by WREIT as part of its initial public offering in April 1998, offset by the Company's ownership share of losses and dividends received.

          DEPOSITS. First Bank increased its deposits by approximately $171.5 million or 47.3% during the nine months ended September 30, 1998 to fund the acquisition of Non-Discounted Loans. Pursuant to a Cease and Desist Order, as amended (the "Order"), imposed on First Bank by the OTS, First Bank was prohibited from increasing its total assets, as measured at the end of each calendar quarter above $750 million (increased from previous limitation of $553 million in April 1998), unless such increase was an amount that represents the total net interest credited on deposit liabilities earned during that quarter plus any increase permitted by the Order in prior quarters. First Bank has complied with these requirements. In October 1998, as the result of a recent examination, the OTS agreed to lift the Order.

          Subsequent to September 30, 1998, the OTS informed the Company and Wilshire Acquisition Corporation, a subsidiary of the Company, both savings and loan holding companies, that formal enforcement actions may be imposed. These actions respond to alleged violations of certain affiliated transactions regulations with First Bank. Management requested the OTS consider less formal responses, as the alleged violations were induced by external conditions. In the interim, the OTS notified First Bank that approval would be required prior to entering into certain affiliated transactions. Management believes these restrictions, as well as other related restrictions that may be imposed, will have no material impact on operations.

          SHORT-TERM BORROWINGS. Short-term borrowings increased by approximately $109.6 million during the nine months ended September 30, 1998, resulting from use of repurchase agreements and warehouse financing to fund the purchase of loans and securities.


LIQUIDITY AND CAPITAL RESOURCES

          Liquidity is the measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans and fund newly originated loans, and for general business purposes. The Company's sources of cash flow include certificates of deposit, securitization, net interest income and borrowings under its warehouse and repurchase financing facilities and from institutional investors and other lenders and public and private debt offerings, including the Notes and the Series B Notes. The Company has also borrowed money on an unsecured basis from WREIT and WCC. In addition, First Bank obtains funding through FHLB advances. The Company's liquidity is actively managed on a daily basis and reviewed periodically by the Board of Directors of the Company. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company, including adequate cash flows for off-balance sheet instruments.

          The recent dramatic events in the finanical markets, which included a significant reduction in valuations of, and liquidity for, mortgage-backed securities, has had a significant adverse impact on the Company's liquidity and financial condition. The decline in valuations resulted in collateral calls from the Company's lenders, which reduced the Company's cash position and eventually prompted asset sales at depressed prices to meet these calls and provide liquidity. While these asset sales have improved the liquidity position of the Company, the market for mortgage-backed securities -- particularly subordinate mortgage-backed securities -- has not recovered and the financial markets generally continue to be volatile. Further, certain of the Company's lenders have expressed concern about continued lending given market conditions and recent losses incurred by the Company. At September 30, 1998, the Company's cash balances totaled approximately approximately $54.7 million. However, a significant portion of this balance was held at First Bank and is not generally available for use by other than First Bank.

          In order to address these liquidity concerns and improve the Company's financial condition, management entered into discussions with an unofficial committee of holders of a majority of the Company's $184.2 million in outstanding publicly issued notes and its financial advisors, Houlihan Lokey Howard & Zukin, and legal counselors, Latham and Watkins, concerning a restructuring of the Company's obligations under the notes. Following extensive discussions, the Company and the unofficial committee agreed today to a restructuring of the Company whereby (i) the noteholders would exchange their notes for common stock in the Company; and (ii) existing holders of common stock would receive warrants or highly diluted new common stock in exchange for their holdings; and (iii) pending consummation of the restructure, the noteholders would forbear from declaring certain defaults which resulted from the net losses incurred by the Company and actions taken by the Company to meet collateral calls.

          Management believes that this restructuring will significantly improve the Company's financial position by reducing indebtedness by $184.2 million, the interest cost associated with that indebtedness, and significantly increase the Company's equity account. This restructuring is subject to a number of conditions, including no material adverse change and negotiation of definitive documents. The Company currently expects that this restructuring will be completed at the end of the first quarter of 1999. Other creditors, including trade creditors and secured creditors, are not expected to be adversely affected by this restructuring.

          As a part of  this  restructuring,  the  Company  and  the  unofficial
committee  of  noteholders  anticipate   incorporation  of  servicing  functions
currently performed by WCC into the servicing subsidiary of WFSG.

          The Company's unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the adequate resolution of the Company's near and long term liquidity shortfall, as well as the successful consummation of the reorganization described above.

          Sources of liquidity for First Bank include wholesale and brokered certificates of deposit, repurchase financing facilities and FHLB advances. At September 30, 1998, First Bank had approximately $522.4 million of certificates of deposit. At September 30, 1998, scheduled maturities of certificates of deposit during the 12 months ending September 30, 1999 and thereafter amounted to approximately $451.9 million and approximately $70.5 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. However, management of First Bank believes it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds.

          The Company's uses of cash include the funding of purchases of U.S. residential Discounted Loans and Non- Discounted Loans, mortgage-backed securities and newly originated mortgage and manufactured housing loans, payment of interest expenses, repayment of loans, funding of initial over-collateralization requirements for securitization, operating and administrative expenses, income taxes and capital expenditures. The Company's purchases of pools of loans and other assets are expected to utilize secured borrowings and be highly leveraged. The actual dollar amount of secured borrowings incurred by the Company will vary depending on a number of factors, including the amount of leverage lenders are willing to make available (which will be affected by market conditions), and management's determination as to the appropriate amount of leverage. With respect to pools of Discounted Loans and Non-Discounted Loans, the Company generally seeks to fund 90% and 95%, respectively, of the purchase price of such pools of loans with borrowed money. The Company draws on a number of sources to obtain such funds including certificates of deposit and repurchase arrangements with major investment banks. Capital expenditures by the Company have not been material.

          The Company is party to various off-balance sheet financial instruments in the normal course of business to manage its interest rate risk. The Company conducts business with a variety of financial institutions and other companies in the normal course of business, including counter parties to its off-balance sheet financial instruments. The Company is subject to potential financial loss if the counter party is unable to complete an agreed upon transaction. The Company seeks to limit counter party risk through financial analysis and other monitoring procedures.

          Adequate credit facilities and other sources of funding, including the ability of the Company to securitize loans, are essential to the continuation of the Company's ability to purchase pools of loans, mortgage-backed securities and fund newly originated loans. During the third quarter, as described in GENERAL MARKET CONDITIONS, financial markets were severely and negatively impacted by various factors which have resulted in reduced availability of liquidity and capital to specialty finance companies and other holders of non-investment grade assets and certain types of loans. This includes the ability to raise new equity capital and long term debt, as well as the ability to securitize or finance certain types of loans.

          The Company's growth strategy is dependent on its ability to raise additional debt and/or equity financing. To the extent this market environment persists, such growth is likely to be significantly curtailed or delayed.

          The Notes and Series B Notes contain certain limitations on indebtedness which may restrict the ability of the Company to issue additional indebtedness in the future and the Company may be obligated to seek equity financing. There can be no assurance that any such debt or equity financing will be available to the Company on financially attractive terms in the future.

          To the extent permitted by regulations and deemed appropriate by management, the Company is exploring available liquidity and capital resources at First Bank to conduct certain activities through First Bank during this period of market tightness.

          First Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. First Bank has complied with these requirements. In addition, the Company has been required to maintain funds sufficient to meet two semiannual interest payments on the Notes and the Series B Notes in liquid assets. On August 12, 1998, the Company completed a Consent Solicitation, pursuant to which the Company obtained the consents of holders of the Notes and Series B Notes to certain amendments to the indentures relating to the Notes and Series B Notes, including the elimination of the liquidity requirements.


YEAR 2000 COMPLIANCE

          The Company is reliant on information technology for both general business operations and its loan servicing system. The Company has formed a committee to address year 2000 issues (the "Committee") that reports directly to the Company's executive committee. The Committee is headed by the Chief Information Officer and includes representatives from across the Company.

          The Committee has conducted an inventory of all systems within the Company, classifying each as either "critical" or "non-critical." For non-critical systems, the Company has obtained a certification from the vendor that the applicable package is "year 2000 compliant." For systems deemed "critical," the Company has developed detailed test plans and created separate year 2000 test environments.

          The Company has begun testing of critical systems and is scheduled to complete all necessary testing by the end of 1998. Testing of the Company's internally developed systems is near completion, and changes which have resulted from testing to date are being coded and moved into production. Of the testing begun on critical systems supplied by outside vendors, one system's testing is complete and the other is scheduled during November 1998. Following the testing phase, each department's executive management will be responsible for certifying that their staff has tested critical code and deemed it adequate.

          Aside from limited hardware costs, the Company's primary expense related to year 2000 compliance is allocation of existing staff. The Company estimates that the total cost related to year 2000 compliance to be approximately $500,000.

          The significant risk to the Company of year 2000 non-compliance is the inability to perform necessary loan servicing activities. Currently, the Company's loan portfolio is serviced by WCC, an affiliated entity. The Company services loans for third parties (including securitizations), and contracts with WCC for sub-servicing. To the extent the loan servicing system is not year 2000 compliant, the ability to service the Company's loans and those of third parties would be in jeopardy.

          Based on the results of testing performed to date, the Company is confident that it is appropriately addressing the 2000 issues. Critical systems supplied by outside vendors have undergone testing not only by the Company, but other customers of the vendors as well. The Company's loan servicing system is an internally developed system and therefore, information technology personnel are very familiar with the system and believe their efforts will have favorable results. As a contingency plan, the Company is in the process of identifying an alternative servicer for the Company's loan portfolio and third party loans currently serviced by the Company and its affiliate. To date the Company has not formal agreement in place regarding back-up servicers.


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

          The Asset and Liability Committees are authorized to utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swap agreements are utilized to reduce the Company's exposure caused by the narrowing of the interest spread between fixed rate loans held for investment and associated liabilities funding those loans caused by changes in market interest rates. First Bank had approximately $129.0 million notional principal amount of interest rate swap agreements outstanding at September 30, 1998, which were designated as hedges of certain fixed rate loans in order to convert fixed rate income streams to variable rate. These swaps had the effect of decreasing the Company's net interest income by approximately $64 thousand during the nine months ended September 30, 1998.

          The Company has also hedged the interest rate exposure of fixed-rate or lagging-index loans or securities that are either held or available for sale. The Company creates a hedge which matches the principal amortization of such assets against the maturity of the Company's liabilities generally by entering into short sales or forward sales of U.S. Treasury securities, Government securities, interest rate futures contracts or interest rate swap agreements. This results in market gains or losses on hedging instruments, in response to interest rate increases or decreases, respectively, which approximate the amount of corresponding market losses or gains, respectively, on assets being hedged. The Company evaluates the interest rate sensitivity of each pool of loans or securities in conjunction with the current interest rate environment and decides whether to hedge the interest rate exposure of a particular pool. The Company generally does not hedge the interest rate risk associated with holding non-lagging index adjustable-rate mortgages pending their sale or securitization due to the decreased significance of such risk. In general, when a pool of loans or securities are acquired, the Company will determine whether or not to hedge and, with respect to any sale or financing of any pool of loans through securitization, the Company will determine whether or not to discontinue its duration-matched hedging activities with respect to the relevant loans. During the third quarter, unusually volatile market conditions affecting the value of hedged assets caused a breakdown of the historical interest rate relationships with the related hedging instruments. The correlation between hedged assets and hedging instruments was insufficient to support continuation of this particular hedging strategy at this time. As a result, all hedging instruments related to fixed-rate or lagging-index assets held or available for sale were closed out before or shortly after September 30, 1998. $14.3 million of previously deferred hedging losses were considered ineffective and charged to earnings during the quarter.

          In addition, as required by OTS regulations, First Bank's Asset and Liability Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity ("MVPE"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and MVPE that is authorized by the board of directors of First Bank.

          First Bank's interest rate sensitivity of MVPE arising from fluctuations in interest rates in a rising 200 to 400 basis point interest rate environment has increased since year end due to significant changes in the composition of First Bank's loan portfolio, continued amortization of the notional amount of First Bank's swap, as well as changes in the overall market interest rate environment. As of December 31, 1997, the estimated change in MVPE as a result of a 200 to 400 basis point rise in interest rates was $2.9 million to $12 million. As of September 30, 1998, the estimated change in MVPE was $13.5 million to $43.5 million for the corresponding change in interest rates. The Asset and Liability Committees are in the process of reviewing the strategy to mitigate risk of this additional exposure.

          Management does not believe that First Bank's sensitivity of MVPE arising from an increase in rates of 100 basis points or a decrease in rates from 0 to 400 basis points has materially changed since December 31, 1997. Management also believes that the assumptions (including prepayment assumptions) used by it to evaluate the vulnerability of First Bank's operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of First Bank's assets and liabilities and the estimated effects of changes in interest rates on First Bank's net interest income and MVPE could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based.

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


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

          The recent dramatic events in financial markets, which included a significant reduction in valuations of, and liquidity for, mortgage-backed securities, has had a significant adverse impact on the Company's liquidity and financial condition. Primarily as a result of these market conditions and the resulting losses, the Company expects to be unable to comply with the minimum net worth requirements for certain of its outstanding indebtedness. As described under Item 1 above, the Company and the unofficial committee of noteholders, representing a majority of the noteholders, agreed to grant conditional forbearance to the Company with respect to specified covenant defaults which resulted from the net losses incurred by the Company during this period and from other actions taken by the Company during this period to meet margin calls.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted to a vote of security holders during the period covered by this report.


ITEM 5.    OTHER INFORMATION.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         Exhibit 10        Term Sheet
         Exhibit 11        Statement re Computation of Per Share Earnings
         Exhibit 27        Financial Data Schedule

         (b)      Reports on Form 8-K

         Current Report on Form 8-K, dated November 5, 1998; and
         Current Report on Form 8-K dated November 11, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  WILSHIRE FINANCIAL SERVICES GROUP INC.


Date: November 23, 1998


                                  By:    /S/   LAWRENCE A. MENDELSOHN
                                         LAWRENCE A. MENDELSOHN
                                         PRESIDENT


                                  By:    /S/   CHRIS TASSOS
                                         CHRIS TASSOS
                                         CHIEF FINANCIAL OFFICER