Form 10-K405
period 1998-12-31
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 1999-04-02
CIK 1024321

DRAFT  04/02/99


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

  For the fiscal year ended December 31, 1998

                                       or

  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

  For the transition period from       to

                         Commission file number 0-21845

                     Wilshire Financial Services Group Inc.
             (Exact name of registrant as specified in its charter)

          Delaware
(State or other jurisdiction of                        93-1223879
 incorporation or organization)           (I.R.S. Employer Identification No.)

  1776 SW Madison Street, Portland, OR                   97205
(Address of principal executive offices)               (Zip Code)

                                 (503) 223-5600
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
      Title of each class                                 on which registered
      -------------------                                 -------------------

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                 ---     ----


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   ___

  Trading in shares of Wilshire Financial Services Group Inc. common stock was halted by NASDAQ on February 3, 1999. The last reported trade was on February 2, 1999 at a price of $ 0.375.

  As of February 28, 1999, 11,070,000 shares, not including options to purchase 1,809,776 shares, of Wilshire Financial Services Group Inc.'s common stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

                     WILSHIRE FINANCIAL SERVICES GROUP INC.

                                   FORM 10-K

                                     INDEX

Item                                                                                                                  Page
----                                                                                                                  ----
PART I............................................................................................................      4
     1. Business..................................................................................................      4
     2. Properties................................................................................................     16
     3. Legal Proceedings.........................................................................................     16
     4. Submission of Matters to a Vote of Security Holders.......................................................     16

PART II...........................................................................................................     16
     5. Market for the Registrant's Common Equity and Related Stockholder Matters.................................     16
     6. Selected Financial Data and Operating Statistics..........................................................     17
     7. Management's Discussion and Analysis of Financial Condition and Results of Operations.....................     21
     7A. Quantitative and Qualitative Disclosures About Market Risk...............................................     38
     8. Financial Statements and Supplementary Data...............................................................     38
     9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................     38

PART III..........................................................................................................     39
     10. Directors and Executive Officers of the Registrant.......................................................     39
     11. Executive Compensation...................................................................................     41
     12. Security Ownership of Certain Beneficial Owners and Management...........................................     48
     13. Certain Relationships and Related Transactions...........................................................     48

PART IV...........................................................................................................     48
     14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................................     48

FORWARD-LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 provides a ''safe harbor'' for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Annual Report on Form 10-K which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include but are not limited to, the real estate market, the cease and desist order, the availability of pools of loans at acceptable prices, the availability of financing for existing assets and loan pool acquisitions, interest rates and European expansion. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

                                    PART I.

ITEM 1. Business


General

The Company

  Wilshire Financial Services Group Inc. and subsidiaries ("WFSG" or the "Company") is a diversified financial services company. We conduct business in the U.S. and Europe, specializing in acquisitions of loan portfolios and mortgage-backed securities, securitization, correspondent lending and servicing. We offer wholesale banking through our subsidiary, First Bank of Beverly Hills, F.S.B. ("First Bank"). First Bank is a federally chartered savings institution regulated by the Office of Thrift Supervision ("OTS") with one branch and a merchant bankcard-processing center in Southern California. Our administrative headquarters are located at 1776 S.W. Madison, Portland, Oregon 97205. Our telephone number is (503) 223-5600.

Recent Events

  As more fully described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events," during the third and fourth quarter of 1998, we were significantly and negatively impacted by various market factors. These factors resulted in a dramatic reduction in market valuations for certain of our mortgage-backed securities and other assets, as well as a reduction in the availability of borrowings for securities and certain of our loan assets, thereby reducing our liquidity.

  Turmoil in the Russian financial markets, following a prolonged period of uncertainty in Asian financial markets, caused investors to reassess their risk tolerance. This resulted in a dramatic movement of liquidity toward less risky assets (e.g., U.S. Treasury instruments) and away from higher risk assets, including most non-investment grade assets and commercial and other mortgage and asset-backed securities. This movement toward higher quality investments dramatically reduced available liquidity to non-investment grade assets.
Without available funding sources, many investors in these assets, including several well-known hedge funds, were forced to liquidate holdings at reduced prices. With greater sales pressure and supply outpacing demand, prices continued to fall as more lenders made collateral calls, demanding additional collateral for their loan positions. Many companies were rapidly depleting available cash reserves.

  On October 12, 1998, another well-known hedge fund was liquidated. This event triggered further collateral calls, forcing additional companies to sell assets to cover lender collateral calls, and continuing the downward spiral in prices. On October 15, 1998 the Federal Reserve lowered interest rates, largely in response to this liquidity crisis.

  During the fourth quarter of 1998, we sold approximately $580.0 million of assets in response to the above conditions to meet collateral calls by lenders and to increase liquidity. The downward pressure on prices and our need to sell assets to meet these collateral calls resulted in the disposal of assets for proceeds which resulted in significant losses for the year ended December 31, 1998. Had we not been forced to sell these assets, but rather been able to hold these assets until market conditions stabilized, management believes our losses would have been far less severe. As a result of these market conditions and the resulting assets sales, total assets fell to $1.1 billion at December 31, 1998 and shareholders' equity was reduced from $99.1 million at December 31, 1997 to a deficit of $92.8 million at December 31, 1998. Accordingly, the Company reduced its workforce by approximately 33% during the fourth quarter, primarily resulting from the elimination of certain loan origination activities and other general decreases in the Company's overall infrastructure at the non-banking subsidiaries.

Restructuring Plan

  We concluded, in light of recent market events and the Company's liquidity and capital needs, that the best alternative for recapitalizing the Company over the long-term and maximizing the recovery of creditors and equity interest holders of the Company is through a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. Accordingly, management entered into discussions with an unofficial committee of holders of a majority of the Company's $184.2 million in outstanding publicly issued notes concerning a restructuring of the Company's obligations under the notes. Following extensive discussions, the Company and the unofficial committee agreed to a restructuring of the Company through a prepackaged Chapter 11 bankruptcy filing (the "Prepackaged Plan") with a view to enabling the reorganized company to continue as a going concern with adequate capitalization. The Prepackaged Plan provides that (i) the holders of our senior notes (the "Noteholders") would exchange the senior notes ("Old Notes") for new common stock in the Company (the "New Common Stock"); (ii) our existing equity securities (including options, warrants and similar securities) would be extinguished; (iii) Noteholders would reallocate a portion of our New Common Stock to the existing holders of Old Common Stock to foster the development of, and improve conditions in the trading market for the New Common Stock; and (iv) pending consummation of the restructure, the noteholders would forbear from declaring certain defaults under the indentures governing the Old Notes. The Prepackaged Plan provides for the incorporation of the servicing functions currently performed for the Company by Wilshire Credit Corporation, a company owned by Andrew A. Wiederhorn and Lawrence A. Mendelsohn ("WCC"), into a new company controlled by WFSG, who will hold a 50.01% economic interest. Other creditors, including trade creditors and secured creditors, are not expected to be adversely affected by this restructuring. On March 1, 1999, this restructuring plan was overwhelmingly approved by Noteholders and on March 3, 1999, this restructuring plan was filed with the bankruptcy court in Delaware for approval. A confirmation hearing to approve the plan has been scheduled for April 12, 1999. Despite the favorable vote by the Noteholders, there can be no assurance that such plan will be approved on such date or at all. For additional information, a copy of the Prepackaged Plan was filed with the Securities and Exchange Commission on Form 8-K in February 1999.

  On January 19, 1999, WREIT agreed to provide the Company interim financing in the amount of $5.0 million (the "Interim Facility"). The Interim Facility bears interest at 12% and is secured by the stock of the Bank. In addition, on March 3, 1999, WREIT agreed to provide the Company with debtor-in-possession financing of $10.0 million (the "DIP Facility") of which $5 million has been provided.
The first proceeds of the DIP Facility were used to repay the Interim Facility. The DIP Facility bears interest at 12% and is secured by the stock of the Bank. The Company is also seeking to increase the DIP Facility to $25 million. If the Company identifies a new lender for the DIP Facility, subject to certain conditions, WREIT agrees to subordinate the priority of its lien and right of repayment of the DIP Facility to the new lender. There can be no assurance that the WREIT has the ability to fund the DIP facility.

Business Strategy

   The Company believes that its success depends on its ability to (i) properly evaluate credit risk, (ii) efficiently service pools of loans, (iii) fund acquisitions on a cost effective and matched basis and (iv) manage interest rate risk and liquidity. The Company's objective is to expand in markets where it can capitalize on its core competence in these areas through a strategy consisting of the following key elements:

 . Growth of Acquisitions of Loan Pools in the U.S. and Europe;

 . Expansion of Fee Based Income;

 . Expansion of Loan Servicing; and

 . Growth of Merchant Bankcard Processing Operations.


Acquisitions of Pools of Loans

  We primarily acquire pools of performing, sub-performing and non-performing residential and commercial mortgage loans, as well as foreclosed real estate and mortgage-backed securities. We also acquire newly-originated residential mortgage loans through correspondents. At December 31, 1998, we had total assets of approximately $1.1 billion, including approximately $792.2 million of loans, approximately $62.2 million of real estate owned, net and approximately $134.0 million of mortgage-backed and U.S. government securities.

  We acquire pools of loans that, at the time of acquisition, consist primarily of either (a) non-performing loans that, because of their delinquent status, are available for purchase at prices that reflect a significant discount from their unpaid principal balances (''Discounted Loans'') or (b) performing and sub-performing loans that are available for purchase at prices that more closely approximate their unpaid principal balances (''Non-Discounted Loans''). At December 31, 1998, we held approximately $52.0 million of Discounted Loans and approximately $740.2 million of Non-Discounted Loans.

  The following table sets forth the composition of our portfolio of Non-Discounted Loans and Discounted Loans by type of loan at the dates indicated.


          Composition of the Non-Discounted Loans and Discounted Loans

                                                                                        December 31,
                                                                        ------------------------------------------
                                                                           1998  (3)        1997           1996
                                                                          ------------  -------------  ------------

                                                                                   (Dollars in thousands)
Non-Discounted Loans:
  Single-family residential.............................................    $ 458,452      $ 306,601      $ 74,895
  Multi-family residential..............................................       67,079         68,301        69,044
  Commercial real estate................................................      155,298         95,133        63,374
  Consumer and other....................................................       86,341         49,443        22,817
                                                                            ---------      ---------      --------
Non-Discounted Loan portfolio...........................................      767,170        519,478       230,130
Premium, (unaccreted discount) and deferred fees........................        7,850        (23,830)       (6,232)
Valuation allowance(1)(4)...............................................      (34,787)       (31,046)      (31,936)
                                                                            ---------      ---------      --------
  Total Non-Discounted Loans, net (3)...................................    $ 740,233      $ 464,602      $191,962
                                                                            =========      =========      ========

Discounted Loans:
  Single-family residential.............................................    $  93,133      $ 507,206      $276,759
  Multi-family residential..............................................        2,188         16,300           317
  Commercial real estate................................................       21,901         79,370         4,919
  Consumer and other(2).................................................      227,844        238,152         1,342
                                                                            ---------      ---------      --------
Discounted Loan portfolio...............................................      345,066        841,028       283,337
Unaccreted discount and deferred fees(2)................................       (8,596)      (290,444)      (58,088)
Valuation allowance(1)(4)...............................................     (284,481)       (87,229)       (5,619)
                                                                                           ---------      --------
  Total Discounted Loans, net (3).......................................    $  51,989      $ 463,355      $219,630
                                                                            =========      =========      ========


(1) For discussion of the valuation allowance allocation for purchase discount, see ''Asset Quality--Allowances for Loan Losses.''
(2) In the first quarter of 1997, we acquired approximately $174.2 million of consumer loans for less than 1.1% of their face amount. Accordingly, the amounts shown for ''Consumer and other'' and ''Unaccreted discount and deferred fees'' increased substantially.
(3) The substantial decline in Discounted Loans reflects substantial asset sales to meet collateral calls by lenders in the third and fourth quarter of 1998. Subsequent to December 31, 1998, the Company sold approximately $124.2 million principal amount of Discounted and Non-Discounted loans.
(4) Included in valuation allowance is $30,400 classified as market valuation adjustments in the audited financial statements at December 31, 1998. Balance represents other than temporary impairment recognized to reduce the carrying value of certain Discounted and Non-Discounted Loans at December 31, 1998.

  The real properties which secure our Non-Discounted Loans are located throughout the United States. At December 31, 1998, the five states with the greatest concentration of properties securing our Non-Discounted Loans were California, Washington, Oregon, New York and Arizona, which had $411.2 million, $89.0 million, $45.8 million, $24.4 million and $19.4 million principal amount of loans, respectively. The real properties which secure our Discounted Loans are located throughout the United States and Europe. At December 31, 1998, the five states with the greatest concentration of properties securing our Discounted Loans were New York, New Jersey, Connecticut, Massachusetts and California, which had $23.0 million, $13.1 million, $12.0 million, $6.0 million and $5.7 million principal amount of loans, respectively.

  The following table sets forth certain information at December 31, 1998 regarding the dollar amount for Non-Discounted Loans based on their contractual terms to maturity and includes scheduled payments but not potential prepayments, as well as the dollar amount of those loans which have fixed or adjustable interest rates. No information is shown with respect to Discounted Loans because those loans, by definition, are in default and unlikely to mature in accordance with their stated amortization schedules. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Loan balances have not been reduced for unearned discounts and deferred loan fees and the allowance for loan losses.



                        Maturity of Non-Discounted Loans

                                                                                              Maturing in
                                                                         ----------------------------------------------------
                                                                                       After One     After Five
                                                                           One Year   Year Through  Years Through  After Ten
                                                                            or less    Five Years     Ten Years      Years
                                                                           ---------  ------------  -------------  ----------
                                                                                         (Dollars in thousands)
Single-family residential................................................    $ 1,295       $ 3,206        $ 6,519    $447,432
Multi-family residential.................................................      2,478        14,794         32,574      17,233
Commercial and other mortgage loans......................................     15,849        50,932         67,615      20,902
Consumer and other loans.................................................      8,783         5,600          7,729      64,229
Interest rate terms on amounts due after one year:
  Fixed..................................................................                   41,763         70,242     300,002
  Adjustable.............................................................                   32,769         44,195     249,794

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

  We granted a right of first refusal to Wilshire Real Estate Investment Trust Inc. (''WREIT'') with respect to certain real estate investments in discounted U.S. commercial mortgage loans and U.S. commercial properties. As a consequence the opportunity for us to invest in such assets would be limited to the extent WREIT takes advantage of such investment opportunities.

 International Assets and Operations

  In the fourth quarter of 1996, we expanded our loan acquisition activities to the United Kingdom and France. We have established offices in London, Paris and Dublin, and established loan servicing operations in the United Kingdom and France. We believe that there is a demand in the European market for U.S.-style servicing with its automated systems and detailed investor reporting and aggressive servicing and work out approaches. Most of the purchasers of distressed assets in the United Kingdom and France are U.S.-based companies and have utilized U.S.-style servicing and investor reporting in connection with the purchase of distressed loans in the United States. With the exception of recently originated loans, the prevailing loan servicing and reporting systems in the United Kingdom and France are less technologically developed and more labor intensive than those in the United States. Our loan servicing operations in Western Europe utilize WCC's servicing system, which has been adapted for servicing loans in Western Europe.

  We granted a right of first refusal to WREIT with respect to International Discounted and Non-Discounted Loans and properties (''International Investments''). As a consequence, the opportunity for us to invest in such assets would be limited to the extent WREIT takes advantage of such investment opportunities.

 Acquisition of Securities

  We have acquired mortgage-backed securities, consisting primarily of subordinate interests in private-label securities backed by loans that were originated by and are being serviced by unaffiliated third parties as well as certain governmental agency and other securities. In addition, we retain or, in certain cases, acquire in the secondary market subordinate and other classes of mortgage-backed securities backed by loans that were previously held in the portfolio of the Company or one of our affiliates and for which the Company is continuing to act as servicer. First Bank has acquired government agency securities (or quasi-government agency securities) to increase its liquidity levels and earn net interest spread. The following table sets forth our holdings of mortgage-backed and other securities at the dates indicated:


                Mortgage-Backed Securities and Other Securities

                                                                                Year Ended December 31,
                                                                         -----------------------------------
                                                                             1998(1)     1997        1996
                                                                           ---------  ----------  ----------
                                                                                (Dollars in thousands)
      Available for sale:
         Mortgage-backed securities...................................... $   66,829    $223,185     $25,080
         Agency  mortgage-backed securities..............................     47,634      75,779       6,190
      Trading account securities:
         Mortgage-backed securities......................................                 38,969      24,541
      Held to maturity:
         U.S. Government and other securities............................      5,962       5,946       7,429
         Mortgage-backed securities......................................     13,580      18,468      21,724
                                                                          ----------    --------     -------
            Total........................................................     19,542      24,414      29,153
                                                                          ----------    --------     -------
            Total investment securities.................................. $  134,005    $362,347     $84,964
                                                                          ==========    ========     =======

__________
  (1) The substantial decline in the value of subordinate mortgage-backed securities in the third and fourth quarter of 1998 forced the Company to sell significant amounts of subordinate mortgage-backed securities in order to meet collateral calls by lenders.


  During 1998, we sold to WREIT a portion of our mortgage-backed securities for approximately $95.0 million. In addition, we granted a right of first refusal to WREIT with respect to subordinate mortgage-backed securities (''MBS Investments''). As a consequence, the opportunity for us to invest in MBS Investments would be limited to the extent WREIT takes advantage of such investment opportunity.

Fee-Based Income

  Management of WREIT. In October 1997, the Company established WREIT. WREIT issued 11,500,000 shares of common stock in April 1998 in connection with its initial public offering of common stock. We retained a minority interest in WREIT (approximately 8.6% with an option to acquire an additional 10%)

  We formed WREIT in connection with our strategy of focusing our acquisition activities on domestic residential and domestic non-discounted commercial mortgage loans and expanding fee-based income. WREIT concentrates on the acquisition of U.S. Commercial Investments, MBS Investments and International Investments. The Company granted a right of first refusal to WREIT with respect to U.S. Commercial Investments, MBS Investments and International Investments.

  Upon the consummation of the initial public offering of WREIT, the Company sold to WREIT (i) U.S. Commercial Investments for approximately $28.2 million,
(ii) MBS Investments for approximately $95.0 million, and (iii) International Investments in the United Kingdom for approximately $3.3 million (the ''Initial Investments'').

  Wilshire Realty Services Corporation (''WRSC''), a wholly-owned subsidiary of the Company, entered into a management agreement with WREIT, pursuant to which WRSC manages WREIT for a management fee and an incentive fee. For the year ended December 31, 1998, the Company earned $3.2 million in management fees for services provided to

WREIT. WREIT granted WRSC and certain of WREIT's directors options to purchase up to 10% of the common stock of WREIT or units of limited partnership interest in WREIT's operating partnership.

  WREIT entered into servicing agreements with the Company, pursuant to which the Company will provide loan and real property management services in France and the United Kingdom. As WREIT acquires assets in other countries, WREIT anticipates entering into similar servicing arrangements with the Company in such countries. Under the servicing agreements, WREIT pays the Company a servicing fee at market rates for each pool of loans or real estate assets that it services for the WREIT and reimburse it for certain out-of-pocket costs associated with servicing such assets.

  Upon consummation of the restructuring plan, WREIT will own approximately 10.8% of our common stock. We understand that the independent directors of WREIT are considering retaining a financial advisor to advise them as to whether to retain, increase or dispose of its ownership interest in our common stock.

Servicing

  U.S. Servicing.   We currently subservice substantially all of our U.S.
servicing functions to Wilshire Credit Corporation, an affiliated company owned by Andrew A. Wiederhorn and Lawrence A. Mendelsohn. At December 31, 1998, WCC serviced approximately $3.0 billion of loans for us and other third parties. As a part of the Prepackaged Plan, the servicing operations of WCC will be incorporated into a new company controlled by WFSG and on consummation of the Plan, we would receive a 50.01% economic interest in the company. WCC has developed specialized procedures and proprietary software designed to effectively service performing, non-performing and sub-performing loans and foreclosed real estate. WCC designs a servicing plan for each underlying loan and property in a pool that it has been requested to service and as part of the acquisition analysis on a pool that is intended to maximize cash flow from that loan or property. Discounted Loans are generally resolved within one to two years through foreclosure, compromise, a discounted payoff or reinstatement. Non-Discounted Loans are actively serviced to facilitate timely and accurate payments over their remaining lives.

  We are a party to a loan servicing agreement with WCC pursuant to which WCC acts as sub-servicer for the Company and provides loan portfolio management services, including billing, portfolio administration and collection services for our pools of loans. We pay WCC a servicing fee equal to prevailing market rates for each pool of loans that WCC is servicing for us. First Bank is also party to a loan servicing agreement with WCC pursuant to which WCC provides loan portfolio management services, including billing, portfolio administration and collection services, for all loans owned, acquired or made by First Bank.

  European Servicing. In 1996, we established loan servicing operations in the United Kingdom and France to service loans for ourself and third parties. We believe that there is a demand in the European market for U.S.-style loan servicing, with its automated systems and detailed investor reporting and aggressive workout approaches. Most purchasers of distressed loans in the United Kingdom and France are U.S.-based and have utilized U.S.-style servicing and investor reporting in connection with the purchase of distressed loans in the United States. With the exception of recently originated loans, management believes that the prevailing loan servicing systems in the United Kingdom and France are less technologically developed and more labor intensive than those in the United States. Our loan servicing operations in Western Europe utilize WCC's servicing system, which have been adapted for servicing loans in Western Europe.

Mortgage Loan Originations

  We previously operated a mortgage loan origination program through correspondents for the origination of residential mortgage loans and the origination of commercial mortgage loans. In October 1998, due to difficult market conditions the Company ceased origination activity through its retail residential mortgage origination channel.

  In October 1998, First Bank purchased George Elkins Mortgage Banking Company, LP, a four branch commercial mortgage loan broker headquartered in Southern California, for $3.7 million in cash and an additional $1.5 million, which is contingent on certain operating performances through the Year 2000. For the three month period since the time of acquisition through December 31, 1998, George Elkins Mortgage Banking Company, LP, brokered approximately $125.8 million of commercial mortgage loans and accounted for approximately $3.7 million of commercial mortgage loan originations for First Bank.

Merchant Bankcard Processing Operations

  The Bank is continuing to develop its merchant bankcard processing operations, which generate revenues through merchant discounts and processing fees for Visa(R) and MasterCard(R) transactions. The Bank's bankcard processing operations focus on certain higher risk market niches, including audio text and internet transactions, where the Company believes it obtains higher returns. A significant portion of this business involves processing Visa and Mastercard transaction for e-commerce business on the internet.

  The financial results of the Bank's merchant bankcard processing operations for the years ended December 31, 1998, 1997 and 1996 have been as follows:

                                                                         December 31,
                                                  ----------------------------------------------------------
                                                         1998                1997                1996
                                                  ------------------  ------------------  ------------------
Bankcard revenues...............................            $13,801             $ 6,289             $ 6,790
Bankcard processing expense.....................             (8,763)             (4,294)             (5,124)
Other expenses..................................             (2,653)             (1,784)             (1,205)
                                                            -------             -------             -------
Net.............................................            $ 2,385             $   211             $   461
                                                            =======             =======             =======

  In addition to focusing on continued internal growth, the Bank is evaluating strategic alternatives for the bankcard operations which may include acquisitions of similar or complimentary businesses.

Funding Sources

  General. In order to maximize the return on our investment in acquired loans, we fund acquisitions with third party debt financing so that our invested capital is a small percentage of the purchase price for the asset acquired. The three principal sources for such funding are warehouse and repurchase agreements with major investment and commercial banks, deposits at First Bank and the securitization of loans. We closely monitor rates and terms of competing sources of funds on a regular basis and generally utilize the source which is the most cost effective. Due to the recent market volatility, some of these funding sources may not be fully available as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  In addition, we have publicly sold Common Stock, sold 13% Notes due 2004 (the ''Notes'') and sold 13% Series A Notes due 2004 (the ''Series A Notes''). In the first quarter of 1998, the Company completed an exchange offer, pursuant to which the holders of the Series A Notes exchanged their Series A Notes for 13% Series B Notes due 2004 of the Company (the ''Series B Notes''), which contain substantially identical terms as the Series A Notes, except with respect to restrictions on transfer. We announced, that as part of our proposed restructuring, all of the $184.2 million of outstanding Notes and Series B Notes are expected to be converted to equity of WFSG.

  The following table sets forth information relating to our borrowings and other interest-bearing obligations at the dates indicated.


                  Borrowings and Interest-Bearing Obligations

                                                                                 December 31,
                                                                     -------------------------------------
                                                                        1998         1997         1996
                                                                     -----------  -----------  -----------
                                                                            (Dollars in thousands)
      Deposits.....................................................   $  510,430   $  362,598     $501,614
      Warehouse and Repurchase Agreements (1)......................      420,816      966,500       97,624
      Notes Payable (2)............................................      184,245      184,245       75,000
                                                                      ----------   ----------     --------
         Total.....................................................   $1,115,491   $1,513,343     $674,238
                                                                      ==========   ==========     ========

(1) Subsequent to December 31, 1998, the Company sold $124.2 million unpaid principal amount of loans which resulted in a reduction in borrowings of $106.8 million
(2) The Company's unsecured notes are currently in default and are in the process of being restructured with the Noteholders. See "Business Recent Events."

  The following table sets forth certain information related to our short-term borrowings having average balances during the period of greater than 30% of stockholders' equity at the end of the period. During each reported period, FHLB advances and repurchase agreements are the only categories for borrowings meeting this criteria. Averages are determined by utilizing month-end balances.


                             Short-Term Borrowings

                                                                                                At or for the Year Ended
                                                                                                      December 31,
                                                                                            1998           1997          1996
                                                                                        -------------  -------------  -----------
                                                                                                 (Dollars in thousands)
FHLB advances:
  Average amount outstanding during the period........................................  $         --       $    479     $  2,420
  Maximum month-end balance outstanding during the period.............................            --          8,000       11,000
  Weighted average rate:
     During the period................................................................              %          5.67%        6.57%
     At end of period.................................................................            --             --           --
Warehouse and repurchase agreements:
  Average amount outstanding during the period........................................       972,376        586,370       51,316
  Maximum month-end balance outstanding during the period.............................     1,248,797        966,500      190,000
  Weighted average rate:
     During the period................................................................          7.65%          7.45%        6.88%
     At end of period.................................................................          6.78%          7.32%        7.88%



  Warehouse and Repurchase Agreements. We had a secured warehouse financing facility with Prudential Securities Credit Corporation of up to $150 million for the origination or purchase of residential first and second lien mortgage loans. This facility matured on March 31, 1999 and the Company does not expect it to be extended. The Company is currently in the process of selling the remaining loans financed by this facility and expects to eliminate its borrowings on this line in the near future. The Company has repurchase agreements outstanding that mature monthly and roll into new 30 day repurchase agreements. The Company does not meet all of the financial covenants of these transactions (including stockholder equity requirements); however, the lenders have continued to roll the repurchase agreements. In addition, the Company has discussed additional lending arrangements with investment banks who may provide financing on a transaction by transaction basis. There can be no assurance that lenders will not change material terms, including, but not limited to, advance rates and interest rates.

  Securitizations. At December 31, 1998, the Company and its affiliates had securitized $1.5 billion of securities through 10 publicly offered and three privately placed securitizations, including non-performing and sub-performing mortgage loans, manufactured housing loans, consumer loans, non-conforming mortgage loans and foreclosed real estate. Securitizations are expected to allow the Company to increase our loan acquisition and origination volume, reduce the risks associated with interest rate fluctuations and provide access to longer term funding sources. The Company currently intends to complete securitizations either through private placements or in public offerings when advantageous. Given the recent volatility in financial markets, our ability to securitize assets, however, may be limited for the foreseeable future.

  Funding Sources for First Bank. The primary source of deposits for First Bank currently is ''wholesale'' certificates of deposit. To a lesser extent First Bank obtains brokered certificates of deposit from national investment banking firms which, pursuant to agreements with First Bank, solicit funds from their customers for deposit with First Bank. At December 31, 1998, $176.1 million or 34.5% of First Bank's total deposits were brokered and $321.0 million or 62.9% were wholesale deposits. Wholesale deposits generally are obtained on more economically attractive terms to First Bank than brokered deposits.

  First Bank's funding strategy has been to offer deposit rates above those customarily offered by banks and savings and loans in its markets. First Bank has been able to pursue this strategy because the general and administrative costs associated with operating First Bank are significantly lower than traditional banks and savings institutions with branch office networks. First Bank has generally accumulated deposits by participating in deposit rate surveys which list First Bank among the higher rate paying insured institutions, and periodically advertising in various local market newspapers and other media. However, because First Bank competes for deposits primarily on the basis of rates, First Bank could experience difficulties in attracting deposits if it could not continue to offer deposit rates at levels above those of other banks and savings institutions.

  On February 8, 1999, the OTS rescinded the Cease and Desist Order (the "Order") under which the Bank had previously been operating. The Order had prohibited the Bank from: increasing total assets in excess of $750 million; purchasing any loans or real estate, without the approval of the OTS, until certain management, acquisition and servicing deficiencies identified by the OTS had been corrected; and purchasing any non-performing assets or foreclosed real estate until such time as the Bank was rated a composite "3" rating according to the Uniform Financial Institutions Rating System. Management believes that the Bank was in material compliance with the various provisions of the Order for each period that it was in place.

  In January 1999, the OTS issued a cease and desist order to WCC, WFSG, and Wilshire Acquisitions Corporation ("WAC"), parent company of First Bank, that prohibits these entities from entering into a transaction, directly or indirectly, that would cause First bank to violate or be in violation of transactions with affiliate regulations. The orders also require 30 day advance notification before adding, replacing, or terminating any member of First Bank's Board of Directors or senior executives.

  The following table sets forth information relating to the First Bank's deposits at the dates indicated.

                                    Deposits

                                                                                  December 31,
                                                                -------------------------------------------------
                                                                     1998             1997             1996
                                                                ---------------  ---------------  ---------------
                                                                          Avg.             Avg.             Avg.
                                                                 Amount   Rate    Amount   Rate    Amount   Rate
                                                                --------  -----  --------  -----  --------  -----
                                                                             (Dollars in thousands)
Non-interest bearing checking accounts........................  $ 10,934  0.00%  $  5,959  0.00%  $  5,625  0.00%
NOW and money market checking accounts........................     2,060  2.45      1,563  1.47      2,023  1.82
Savings accounts..............................................       293  2.00        329  2.02        480  2.15
Certificates of deposit.......................................   497,143  5.70    354,747  6.02    493,486  5.92
                                                                --------  ----   --------  ----   --------  ----
  Total deposits..............................................  $510,430  5.56%  $362,598  5.83%  $501,614  5.84%
                                                                ========  ====   ========  ====   ========  ====

  The following table sets forth, by various interest rate categories, First Bank's certificates of deposit at December 31, 1998.


                   Interest Rates for Certificates of Deposit

                                                                                          December 31, 1998
                                                                                        ---------------------
                                                                                        (Dollars in thousands)
      3.51-4.50.......................................................................             $    575
      4.51-5.50.......................................................................              142,630
      5.51-6.50.......................................................................              353,838
      6.51-7.50.......................................................................                  100
                                                                                                   --------
         Total........................................................................             $497,143
                                                                                                   ========

  The following table sets forth the amount and maturities of First Bank's certificates of deposit at December 31, 1998.


                     Maturities of Certificates of Deposit

                                                                    Original Maturity in Months
                                                            -------------------------------------------
                                                             12 or Less     Over 12 to 36     Over 36
                                                            -------------  ---------------  -----------
                                                                      (Dollars in thousands)
      Balances Maturing in 3 Months or Less...............       $74,881         $ 54,198       $  893
         Weighted Average.................................          5.58%            5.96%        5.37%
      Balances Maturing in over 3 Months to 12
        Months............................................       $51,541         $241,415       $  200
         Weighted Average.................................          5.42%            5.80%        6.13%
      Balances Maturing in over 12 Months to 36
        Months............................................            --         $ 65,502       $6,722
         Weighted Average.................................            --             5.75%        5.77%
      Balances Maturing in over 36 Months.................            --               --       $1,791
         Weighted Average.................................            --               --         5.86%

  At December 31, 1998, First Bank had outstanding an aggregate of approximately $143.4 million of certificates of deposit in face amounts equal to or greater than $100,000 maturing as follows: approximately $7.4 million within three months; approximately $24.3 million over three months through six months; approximately $74.8 million over six months through 12 months; and approximately $36.9 million thereafter.

  First Bank is party to a $225 million Master Repurchase Agreement with Bear Stearns Mortgage Capital Corporation (''BSMCC''). This agreement enables First Bank to purchase pools of loans with immediate financing from BSMCC which can then be repaid as deposits are increased.

  First Bank obtains advances from the FHLB of San Francisco upon the security of certain of its assets, provided certain standards related to the creditworthiness of First Bank have been met. FHLB advances are available to member financial institutions such as First Bank for investment and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs (each of which has its own interest rate, which may be fixed or adjustable).


Asset Quality

  We are exposed to certain credit risks related to the value of the collateral that secures our loans and the ability of borrowers to repay their loans. We closely monitor our pools of loans and foreclosed real estate for potential problems on a periodic basis.

  Non-Performing Loans. It is our policy to establish an allowance for uncollectible interest on loans that are over 90 days past due or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

  Foreclosed Real Estate. We carry our holdings of foreclosed real estate at the lower of cost or fair value. Foreclosed real estate held by the Company is periodically re-evaluated to determine that it is being carried at the lower of cost or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Deficiencies resulting from valuation adjustments to foreclosed real estate subsequent to acquisition are recognized as a valuation allowance. Subsequent increases related to the valuation of real estate owned are reflected as a reduction in the valuation allowance, but not below zero. Increases and decreases in the valuation allowance are charged or credited to income, respectively. The following table sets forth the aggregate carrying value of the Company's holdings of foreclosed real estate (by source of acquisition) at the dates indicated.

                      Foreclosed Real Estate by Loan Type

                                                                                       December 31,
                                                                            -----------------------------------
                                                                               1998         1997        1996
                                                                            ----------  ------------  ---------
                                                                                  (Dollars in thousands)
      Discounted Loans(1):
         Single-family residential........................................    $26,834      $111,316     $15,274
         Multi-family residential.........................................      2,859         2,270          --
         Commercial and other mortgage loans..............................      4,812        10,248         200
                                                                              -------      --------     -------
            Total.........................................................     34,505       123,834      15,474
      Non-Discounted Loans:
         Single-family residential........................................      1,990         6,110       2,773
         Multi-family residential.........................................         22         3,082         100
         Commercial and other mortgage loans..............................      2,666           950         124
                                                                              -------      --------     -------
            Total.........................................................      4,678        10,142       2,997
      Foreclosed real estate purchased directly:
         Single-family residential........................................     22,689        40,706      59,729
         Commercial and other mortgage loans..............................      2,011            --          --
      Valuation allowance from losses.....................................     (1,715)       (5,070)         --
                                                                              -------      --------     -------
            Foreclosed real estate owned, net.............................    $62,168      $169,612     $78,200
                                                                              =======      ========     =======

(1) The increase in foreclosed real estate in 1997 was due to the substantial growth of the Company's portfolio of Discounted Loans and purchases of foreclosed real estate. The decrease in 1998 is due to sale of the properties to third parties.

  Allowance for Loan Losses. We maintain an allowance for loan losses at a level believed adequate by management to absorb estimated incurred losses in the loan portfolios. The allowance is increased by provisions for loan losses charged against operations, recoveries of previously charged off loans, and allocations of discounts on purchased loans, and is decreased by loan charge-offs. Loans are charged off when they are deemed to be uncollectible, or in the case of automobile and other consumer loans, when payments are delinquent by more than 120 days (60 days for First Bank's automobile loans).

  First Bank uses its internal asset review system to evaluate all loans individually and to classify loans as pass, special mention, substandard, doubtful or loss. These terms correspond to varying degrees of risk that the loans will not be collected in part or in full. The frequency at which a specific loan is subjected to internal asset review depends on the type and size of the loan and the presence or absence of other risk factors, such as delinquency and changes in collateral values. The allowance for loan losses comprises specific valuation allowances established for impaired loans and for certain other classified loans, and general valuation allowances. Specific valuation allowances are based on the estimated fair value of the collateral for impaired or troubled collateral dependent loans, in most cases. General valuation allowances for First Bank are based on management's periodic analysis of the composition of the loan portfolio, delinquencies, loan classifications, historical loss experience, peer group data, OTS guidelines, economic factors and other relevant information.

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

  In addition, the OTS, as part of its examination process, periodically reviews First Bank's allowances for losses and the carrying values of its assets. There can be no assurance that the OTS will not require additional reserves following future examinations..

  The following table sets forth information with respect to the Company's allowance for loan losses by category of loan.

                   Allowance for Loan Losses by Loan Category

                                                                                   December 31,
                                                     -------------------------------------------------------------------------
                                                        1998     % of Total      1997     % of Total      1996     % of Total
                                                     ----------  -----------  ----------  -----------  ----------  -----------
                                                                              (Dollars in thousands)
Loan category:
  Real estate......................................    $ 16,334         5.7%    $ 27,534        23.3%     $24,051        64.0%
  Non-real estate..................................      10,508         3.6        3,512         3.0        7,885        21.0
  Discounted Loans.................................     262,026        90.7       87,229        73.7        5,619        15.0
                                                       --------       -----     --------       -----      -------       -----
  Total allowance for loan losses..................    $288,868       100.0%    $118,275       100.0%     $37,555       100.0%
                                                       ========       =====     ========       =====      =======       =====

  The following table sets forth the activity in the allowance for loan losses during the periods indicated.

                   Activity in the Allowance for Loan Losses

                                                                     Year Ended December 31,
                                                             ----------------------------------------
                                                                 1998          1997          1996
                                                             -------------  -----------  ------------
                                                                     (Dollars in thousands)
      Balance, beginning of period.........................     $ 118,275     $ 37,555      $ 25,651
      Allocation of purchased loan discount:
         at acquisition....................................       372,136      174,920        10,751
         at disposition....................................      (219,148)     (97,397)      (17,218)
      Recoveries...........................................         2,818        1,206         1,822
      Provision for loan losses............................        13,338        1,991        16,549
      Currency translation adjustment......................         1,449
                                                                ---------   ----------   -----------
                                                                $ 288,868     $118,275      $ 37,555
                                                                =========     ========      ========

  The table below sets forth the delinquency status of the Company's Non-Discounted Loans at the dates indicated.

                Delinquency Experience for Non-Discounted Loans

                                                                               December 31,
                                                     -----------------------------------------------------------------
                                                             1998                  1997                   1996
                                                     --------------------  ---------------------  --------------------
                                                              Percent of             Percent of            Percent of
                                                     Balance   Portfolio   Balance    Portfolio   Balance   Portfolio
                                                     -------  -----------  --------  -----------  -------  -----------
                                                                          (Dollars in thousands)
Period of Delinquency:
  31-60 days.......................................  $ 6,253         0.8%  $ 56,751        10.9%  $ 7,613         3.3%
  61-90 days.......................................    1,091         0.1     36,294         7.0     7,204         3.1
  91 days or more(1)(2)............................   25,098         3.3     66,643        12.8    54,524        23.7
                                                     -------         ---   --------        ----   -------        ----
     Total loans delinquent........................  $32,442         4.2%  $159,688        30.7%  $69,341        30.1%
                                                     =======         ===   ========        ====   =======        ====

-------------
(1) All loans delinquent over 90 days were on nonaccrual status.

(2) The Company classifies loans as discounted or non-discounted on a pool basis. Each pool is designated as discounted or non-discounted based on whether the pool consists primarily of Discounted or Non-Discounted Loans at the time of acquisition. For example, a pool of Non-Discounted Loans may contain non-performing loans at the time of acquisition as long as the non-performing loans were not the primary component of the pool at the time. As a result, the Company does not believe that the information is a meaningful indicator of the delinquency experience on its non-discounted loans.


ITEM 2. Properties

  The Company's corporate headquarters are located in Portland, Oregon, where the Company leases approximately 18,000 square feet of office space from WREIT. The lease agreement expires December 31, 2001. First Bank leases its branch office in Beverly Hills, California and office space for its merchant bankcard operations in Calabasas, California pursuant to leases expiring November 30, 1999 and August 31, 1999, respectively. The Company also leases office space in London, England, Dublin, Ireland and Paris, France.

  The Company believes its facilities are suitable and adequate for its current business purposes and for the foreseeable future.


ITEM 3. Legal Proceedings

  The Company is involved in various legal proceedings occurring in the ordinary course of business which management of the Company believes will not have a material adverse effect on the financial condition or operations of the Company.

  As described above in Item 1, the Company has filed a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code to restructure its indebtedness and is currently operating as a debtor-in-possession. The confirmation hearing to complete the bankruptcy process is scheduled for April 12, 1999.


ITEM 4. Submission of Matters to a Vote of Security Holders

  Not Applicable.

                                    PART II.

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  The Company's common stock, par value $.01 per share (the ''Common Stock'') is quoted on the National Association of Securities Dealers Automated Quotation System (''NASDAQ'') under the symbol ''WFSG.'' On February 3, 1999 NASDAQ halted trading in the Company's common stock and informed the Company that it intended to delist the Company's Common Stock due to the Company's filing the Prepackaged Plan. After discussions with the staff of NASDAQ, the Company requested a formal hearing before NASDAQ to demonstrate that the Company would still qualify for listing after approval of the Prepackaged Plan by the bankruptcy court in Delaware. A hearing has been scheduled for April 23, 1999. There can be no assurance that the Company will be able to convince NASDAQ to maintain the Company's listing. The approximate number of record holders of the Company's Common Stock at February 28, 1999 was 304.

  The following table sets forth the range of high and low sales for Common Stock for the periods indicated:

                            Period                                   High           Low
                            ------                                   ----           ---
Year ended December 31, 1998:
  First Quarter...............................................          $27.00       $20.00
  Second Quarter..............................................          $25.25       $19.81
  Third Quarter...............................................          $24.00       $ 6.25
  Fourth Quarter..............................................          $ 6.00       $ 0.53
Year ended December 31, 1997:
  First Quarter...............................................          $18.00       $14.50
  Second Quarter..............................................          $16.25       $13.50
  Third Quarter...............................................          $26.13       $16.25
  Fourth Quarter..............................................          $33.50       $24.75

  The Company has not paid any cash dividends on its Common Stock. It is the current intention of the Company's Board of Directors to retain earnings to finance the growth of the Company's business rather than to pay dividends. Future payment of cash dividends will depend upon the financial condition, results of operations and capital commitments of the Company as well as other factors deemed relevant by the Board of Directors.


ITEM 6. Selected Financial Data and Operating Statistics

  The following tables present selected financial information for the Company at the dates and for the periods indicated. The historical income statement and balance sheet data at and for the years ended December 31, 1998, 1997, and 1996 have been derived from the audited consolidated financial statements of the Company.

  WFSG was incorporated in 1996 to be the holding company for Wilshire Acquisitions Corporation (''WAC''). WFSG formed certain nonbank subsidiaries, including WFC, and completed an initial public offering of Common Stock and Notes in the fourth quarter of 1996. The consolidated financial statements for 1996 include the accounts of WAC and First Bank for periods prior to the formation of WFSG.

                                                                                             Year Ended December 31,
                                                                                     ----------------------------------------
                                                                                         1998          1997          1996
                                                                                     ------------  -------------  -----------
                                                                                              (Dollars in thousands,
                                                                                            except per share amounts)
Income Statement Data:
Total interest income..............................................................    $ 140,516        $110,057      $48,422
Total interest expense.............................................................      125,458          86,836       29,277
                                                                                       ---------        --------      -------
  Net interest income..............................................................       15,058          23,221       19,145
Provision for loan losses(1).......................................................       13,338           1,991       16,549
                                                                                       ---------        --------      -------
  Net interest income after provision for estimated loan losses....................        1,720          21,230        2,596
Other (Loss) Income:
  Market valuation adjustments.....................................................     (113,711)
  Write-down of mortgage servicing rights..........................................      (13,704)
  Gain on sale of loans............................................................       19,240          39,049       11,538
  Servicing revenue................................................................        6,497           5,580           --
  Real estate owned, net...........................................................        5,508           6,309          556
  Bankcard income, net.............................................................        5,038           1,995        1,666
  Gain on sale of securities.......................................................        4,024           3,742           --
  Trading account gain, net........................................................        1,630           2,330        1,833
  Other (loss) income, net.........................................................       (8,545)          2,298        2,349
                                                                                       ---------        --------      -------
     Total other (loss) income.....................................................      (94,023)         61,303       17,942
                                                                                       ---------        --------      -------
Other Expenses:
  Compensation and employee benefits...............................................       36,787          14,404        4,464
  Loan service fees and expenses paid to affiliate.................................       39,277          28,126        5,176
  Professional services............................................................        9,306           3,171          700
  Occupancy........................................................................        2,461           1,125          339
  FDIC insurance premiums..........................................................          896           1,049        2,381
   Corporate travel and development................................................        6,851           3,439          519
   Depreciation and amoritization..................................................        3,995             495          164
  Other general and administrative expenses........................................       13,839           4,923        1,703
                                                                                       ---------        --------      -------
     Total other expenses..........................................................      113,412          56,732       15,446
                                                                                       ---------        --------      -------
 (Loss) income before income taxes.................................................     (205,715)         25,801        5,092
Income tax (benefit) provision.....................................................       (4,056)         10,637          125
                                                                                       ---------        --------      -------
Net (loss) income..................................................................    $(201,659)       $ 15,164      $ 4,967
                                                                                       =========        ========      =======
Basic (loss) income per share(2)...................................................      $(18.93)          $1.79        $1.07

                                                                                                  December 31,
                                                                                     ---------------------------------------
                                                                                         1998          1997         1996
                                                                                     -------------  -----------  -----------
                                                                                             (Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents..........................................................    $   23,468    $   66,115     $152,298
Portfolio Assets:(3)
  Discounted Loans, net (12).......................................................        51,989       463,355      219,630
  Non-Discounted Loans, net (12)...................................................       740,233       464,602      191,962
  Mortgage-backed and other securities.............................................       134,005       362,347       84,964
  Foreclosed real estate, net......................................................        62,168       169,612       78,200
                                                                                       ----------    ----------     --------
     Total portfolio assets........................................................    $  988,395    $1,459,916     $574,756
Total assets.......................................................................     1,084,253     1,629,027      753,849
Deposits...........................................................................       510,430       362,598      501,614
Short-term debt(12)................................................................       420,816       966,500       97,624
Notes payable......................................................................       184,245       184,245       75,000
Stockholders' equity (deficit) (4).................................................       (92,795)       99,122       61,022

                                                                                             Year Ended December 31,
                                                                                     ----------------------------------------
                                                                                         1998          1997          1996
                                                                                     ------------  ------------  ------------
                                                                                             (Dollars in thousands)
Financial Ratios and Other Data:
Return on average assets...........................................................      (11.85)%         1.22%         0.95%
Return on average equity...........................................................     (273.93)%        19.48%        13.68%
Average interest yield on total loans..............................................        7.91 %         9.68%         9.41%
Net interest spread(5)(6)..........................................................        0.17 %         2.03%         3.07%
Net interest margin(6)(7)..........................................................        0.86 %         2.03%         3.63%
Ratio of earnings to fixed charges(8):
  Including interest on deposits...................................................                       1.30          1.17
  Excluding interest on deposits...................................................                       1.42          2.19
Long-term debt to total capitalization(9)..........................................         2.01          0.65          0.55
Total financial liabilities to equity..............................................  N/A                 15.43         11.35
Average equity to average assets...................................................        4.33 %         6.25%         6.90%
Non-performing loans to loans at end of period(10)(11).............................        3.27 %        12.83%        23.69%
Allowance for loan losses to total loans at end of period..........................        4.57 %         5.98%        13.88%


                                                                                               Year Ended December 31,
                                                                                     -------------------------------------------
                                                                                         1998           1997           1996
                                                                                     -------------  -------------  -------------
                                                                                               (Dollars in thousands)
Operating Data:
Investments and originations:
  Discounted Loans and foreclosed real estate......................................   $   179,105     $  584,014      $ 324,159
  Non-Discounted Loans(10).........................................................       907,328        673,234        254,517
  Mortgage originations............................................................       811,769         77,918          2,280
  Mortgage-backed and other securities.............................................       133,092        310,220         67,604
                                                                                      -----------     ----------      ---------
     Total.........................................................................     2,031,294      1,645,386        648,560
Recoveries and repayments..........................................................      (327,785)      (196,646)       (66,160)
Loan sales and securitizations.....................................................    (1,535,501)      (486,109)      (301,411)
Net change in portfolio assets.....................................................      (471,521)       885,160        250,349

-------------
(1) Approximately $4.8 million of the 1996 provision related to the loans inherited by the Company upon the acquisition of the Savings Banks.

(2) Earnings per share amounts are based on weighted average number of shares outstanding of WFSG during the applicable periods. For the period prior to the formation of WFSG, WAC shares outstanding were converted to their WFSG equivalent.

(3) During 1998 the Company sold to the Wilshire REIT (i) $44.1 million of loans, (ii) MBS Investments for approximately $127.2 million, and (iii) International Investments in the United Kingdom for approximately $3.3 million.

(4) Effective January 1, 1996, $11.0 million of Common Stock was issued in exchange for subordinated debt. Prior to the Company's initial public offering, an additional $17.8 million of Common Stock was issued for cash. In December 1996, the Company completed its initial public offering, which resulted in $20.9 million of new capital. Effective July 31, 1997, the Company issued to the Wilshire Private Companies 27,500 shares of PIK Preferred Stock having an aggregate liquidation value of $27.5 million in exchange for the cancellation of certain accounts payable to the Wilshire Private Companies aggregating approximately $27.1 million and cash in the amount of approximately $400,000, resulting in an increase in stockholders' equity of approximately $27.5 million. During 1998, the Company sold 3,500,000 shares of common stock for net proceeds of approximately $61.8 million. A portion of the proceeds was used to redeem the 27,500 outstanding shares of preferred stock.

(5) Net interest spread represents average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.

(6) The reduction in net interest margin and net interest spread in the year ended December 31, 1997 primarily reflects the significant increase in the Company's holdings of Discounted Loans. The acquisition of a pool of Discounted Loans tends to reduce net interest margin and net interest spread, because the interest cost of the debt used to fund the acquisition is not offset by a corresponding increase in interest income. Relatively little cash flow from a pool of Discounted Loans is generally received during the six to nine months following the acquisition of a pool of Discounted Loans and the Company only recognizes interest and discount on Discounted Loans when those loans result in the receipt of cash. In addition, a significant portion of the income associated with Discounted Loans generally results from gains on sales of foreclosed real estate, which are not reflected in interest income. The reduction also reflected a full year of interest expense on the $84.2 million of Notes and part of the third quarter and all of the fourth quarter of interest expense on approximately $100.0 million of Series A Notes, the proceeds of which were held for part of such periods in a lower-yielding liquid investment prior to their use by the Company to fund acquisitions.

(7) Net interest margin represents net interest income divided by total average earning assets.

(8) The ratios of earnings to fixed charges were computed by dividing (x) income from continuing operations before income taxes, extraordinary gains and cumulative effect of a change in accounting principle plus fixed charges by (y) fixed charges. Fixed charges represent total interest expense, including and excluding interest on deposits, as applicable, as well as the interest component of rental expense. During 1998, earnings were inadequate to cover fixed charges by $80.3 million.

(9)  Total capitalization equals long-term debt plus equity.

(10) Non-performing loans include all non-discounted loans that have been placed on non-accrual status by the Company. Non-discounted loans are placed on non-accrual status when they became past due more than 90 days or sooner when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.

(11) Discounted loans are not included in non-performing loans.

(12) Subsequent to December 31, 1998, the Company sold discounted and non-discounted loans with a carrying value of $109.1 million and paid down short term borrowings of $106.8 million.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with Selected Financial Information and the Consolidated Financial Statements of the Company and the notes thereto.

Recent Events

  During the third and fourth quarter of 1998, we were significantly and negatively impacted by various market factors. These factors resulted in a dramatic reduction in the availability of borrowings for securities and certain of our loan assets, thereby reducing our liquidity.

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

  On October 12, 1998, a well-known hedge fund was liquidated. This event triggered further collateral calls, forcing additional companies to sell assets to cover borrower collateral calls, and continuing the downward spiral in prices. On October 15, 1998 the Federal Reserve lowered interest rates, largely in response to this liquidity crisis.

  During the fourth quarter of 1998, we sold approximately $580.0 million of assets in response to the above conditions to meet collateral calls by lenders and to increase liquidity. The downward pressure on prices and our need to sell assets to meet these collateral calls resulted in the disposal of assets for proceeds which resulted in significant losses for the year ended December 31, 1998. Had we not been forced to sell these assets, but rather been able to hold these assets until market conditions stabilized, management believes our losses would have been far less severe. As a result of these market conditions and the resulting assets sales, total assets fell to $1.1 billion and shareholders' equity was reduced from $99.1 million at December 31, 1997 to a deficit of $92.8 million at December 31, 1998.

Restructuring Plan

  We concluded, in light of recent market events and the Company's liquidity and capital needs, that the best alternative for recapitalizing the Company over the long-term and maximizing the recovery of creditors and equity interest holders of the Company is through a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. Accordingly, management entered into discussions with an unofficial committee of holders of a majority of the Company's $184.2 million in outstanding publicly issued notes concerning a restructuring of the Company's obligations under the notes. Following extensive discussions, the Company and the unofficial committee agreed to a restructuring of the Company through a prepackaged Chapter 11 bankruptcy filing (the "Prepackaged Plan") with a view to enabling the reorganized company to continue as a going concern with adequate capitalization. The Prepackaged Plan provides that (i) the holders of our senior notes (the "Noteholders") would exchange the senior notes ("Old Notes") for new common stock in the Company (the "New Common Stock"); (ii) our existing equity securities (including options, warrants and similar securities) would be extinguished; (iii) noteholders would reallocate a portion of our New Common Stock to the existing holders of Old Common Stock to foster the development of, and improve conditions in the trading market for the New Common Stock; and (iv) pending consummation of the restructure, the noteholders would forbear from declaring certain defaults under the indentures governing the Old Notes. The Prepackaged Plan provides for the incorporation of the servicing functions currently performed for the Company by Wilshire Credit Corporation, a company owned by Andrew A. Wiederhorn and Lawrence A. Mendelsohn ("WCC"), into a new company controlled by WFSG, who will hold a 50.01% economic interest. Other creditors, including trade creditors and secured creditors, are not expected to be adversely affected by this restructuring. On March 1, 1999, this restructuring plan was overwhelmingly approved by noteholders and on March 3, 1999, this restructuring plan was filed with the bankruptcy court in Delaware for approval. A confirmation hearing to approve the plan has been scheduled for April 12, 1999. Despite the favorable vote by the noteholders, there can be no assurance that such plan will be approved on such date or at all. For additional information, a copy of the Prepackaged Plan was filed with the Securities and Exchange Commission on Form 8-K in February 1999.

Interest Income

  A significant portion of our earnings comes from net interest income, which is the difference between the interest income received (plus accreted purchase discount) on its financial assets and the interest expense paid on its outstanding interest-bearing liabilities. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities, the degree of mismatch in the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities, the percentage of discounted loans included in the portfolio and the timing of receipt or accretion of purchase discount. In addition, net interest income reflects the full interest cost of funding the acquisition of discounted loans and foreclosed real estate but does not reflect any accretion of purchase discount on those assets until cash is collected (which generally occurs later in the life of a pool of discounted loans) and does not reflect any gain on sales of foreclosed real estate.

  The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resultant average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net interest margin. Information is based on monthly balances during the indicated periods.

             Interest-Earning Assets and Interest-Bearing Liabilities

                                                       Year Ended December 31,
                                       ------------------------------------------------------------------------
                                                      1998                                 1997
                                       ----------------------------------  ------------------------------------
                                         Average                Average      Average                  Average
                                         Balance    Interest  Yield/Rate     Balance     Interest   Yield/Rate
                                       -----------  --------  -----------  ------------  ---------  -----------
                                                                                 (Dollars in thousands)
Average Assets:
Mortgage-backed securities...........  $  256,298   $ 25,676       10.02%   $  196,218    $ 20,785       10.59%
Loan portfolio net of unaccreted        1,408,187    111,444        7.91
 discounts/unamortized premium(1)....                                          878,846      85,090        9.68
Investment securities and other......      80,062      3,396        4.24        67,804       4,182        6.17
                                       ----------   --------       -----    ----------    --------       -----
  Total interest-earning assets......   1,744,547    140,516        8.05     1,142,868     110,057        9.63
Non-interest earning cash............         217                                2,416          --          --
Allowance for loan losses............    (291,060)                             (75,939)         --          --
Other assets.........................     247,599                              176,533          --          --
                                       ----------   --------                ----------    --------
  Total assets.......................  $1,701,303   $140,516                $1,245,878    $110,057
                                       ==========   ========                ==========    ========
Average Liabilities and Stockholders'
 Equity:
Interest-bearing deposits............  $  434,572   $ 25,566        5.88%   $  429,289    $ 25,687        5.98%
FHLB advances........................                                              479          27        5.67
Subordinated borrowings and other         972,376     74,374        7.65
 interest-bearing obligations........                                          586,370      43,682        7.45
Long-term debt.......................     184,245     25,518       13.85       125,912      17,440       13.85
                                       ----------   --------       -----    ----------    --------       -----
  Total interest-bearing liabilities.   1,591,193    125,458        7.88     1,142,050      86,836        7.60
Non-interest bearing deposits........       7,862                                5,674          --          --
Escrow deposits......................       1,488                                  330          --          --
Other liabilities....................      27,144                               19,993          --          --
                                       ----------   --------                ----------    --------
  Total liabilities..................   1,627,687    125,458                 1,168,047      86,836          --
Stockholders' equity.................      73,616                               77,831          --          --
                                       ----------   --------                ----------    --------
  Total liabilities and stockholders'  $1,701,303   $125,458
   equity............................  ==========   ========                $1,245,878    $ 86,836
                                                                            ==========    ========
Net interest income..................               $ 15,058                              $ 23,221
Net interest spread(2)(3)............                               0.17%                                 2.03%
Net interest margin(3)...............                               0.86%                                 2.03
Ratio of average interest- earning         109.64%
 assets to average interest-bearing
 liabilities.........................                                            100.1%

                                                     1996
                                       ---------------------------------
                                        Average                Average
                                        Balance    Interest  Yield/Rate
                                       ----------  --------  -----------
                                            (Dollars in thousands)

Average Assets:
Mortgage-backed securities...........   $ 29,241    $ 1,797        6.15%
Loan portfolio net of unaccreted
 discounts/unamortized premium(1)....    470,654     44,294        9.41
Investment securities and other......     27,446      2,331        8.49
                                        --------    -------       -----
  Total interest-earning assets......    527,341     48,422        9.18
Non-interest earning cash............      6,019         --          --
Allowance for loan losses............    (39,675)        --          --
Other assets.........................     32,061         --          --
                                        --------    -------
  Total assets.......................   $525,746    $48,422
                                        ========    =======
Average Liabilities and Stockholders'
 Equity:
Interest-bearing deposits............   $423,011    $25,270        5.97%
FHLB advances........................      2,420        159        6.57
Subordinated borrowings and other
 interest-bearing obligations........     51,316      3,531        6.88
Long-term debt.......................      2,292        317       13.85
                                        --------    -------       -----
  Total interest-bearing liabilities.    479,039     29,277        6.11
Non-interest bearing deposits........      2,822         --          --
Escrow deposits......................        257         --          --
Other liabilities....................      7,330         --          --
                                        --------    -------
  Total liabilities..................    489,448     29,277          --
Stockholders' equity.................     36,298         --          --
                                        --------    -------
  Total liabilities and stockholders'
   equity............................   $525,746    $29,277
                                        ========    =======
Net interest income..................               $19,145
Net interest spread(2)(3)............                              3.07%
Net interest margin(3)...............                              3.63
Ratio of average interest- earning
 assets to average interest-bearing
 liabilities.........................      110.1%

-------------
(1) The average balances of the loan portfolio include Discounted Loans and non-performing loans, on which interest is recognized on a cash basis.

(2) Net interest spread represents average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.

(3) The reduction in net interest margin and net interest spread in the year ended December 31, 1997 primarily reflects the significant increase in our holdings of Discounted Loans during the year then ended. The acquisition of a pool of Discounted Loans tends to reduce net interest margin and net interest spread, because the interest cost of the debt used to fund the acquisition is not offset by a corresponding increase in interest income. Relatively little cash flow from a pool of Discounted Loans is generally received during the first six to nine months following the acquisition of a pool of Discounted Loans and we only recognize interest and discount on Discounted Loans when those loans result in the receipt of cash. In addition, a significant portion of the income associated with Discounted Loans generally results from gains on sales of foreclosed real estate, which are not reflected in interest income. The reduction also reflected a full year of interest expense on the $84.2 million of Notes and part of the third quarter and all of the fourth quarter of interest expense on approximately $100.0 million of Series B Notes, the proceeds of which were held for part of such period in a lower-yielding liquid investment prior to their use by the Company to fund acquisitions.

  The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior rate), (ii) changes in rate (change in rate multiplied by prior volume) and (iii) total change in rate and volume. Changes attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.


                         Changes in Net Interest Income

                                                                                             Year Ended December 31,
                                                          ----------------------------------------------------------------
                                                                   1998 v. 1997                     1997 v. 1996
                                                          ------------------------------  --------------------------------
                                                           Increase  (Decrease) Due to     Increase    (Decrease) Due to
                                                          ------------------------------
                                                             Rate      Volume    Total      Rate       Volume      Total
                                                          ----------  --------  --------  ---------  ----------  ---------
                                                                                             (Dollars in thousands)
Interest-Earning Assets:
 Mortgage-backed securities.............................   $ (1,053)  $ 5,944   $ 4,891     $2,136     $16,852    $18,988
 Loan portfolio.........................................    (11,466)   37,820    26,354      1,310      39,486     40,796
 Investment securities and other........................     (1,867)    1,081      (786)      (423)      2,274      1,851
                                                           --------   -------   -------     ------     -------    -------
    Total interest-earning assets.......................    (14,386)   44,845    30,459      3,023      58,612     61,635
Interest-Bearing Liabilities:
 Interest-bearing deposits..............................       (452)      331      (121)        41         376        417
 FHLB advances..........................................                  (27)      (27)       (19)       (113)      (132)
 Short-term borrowings and other
   interest-bearing obligations.........................      1,198    29,494    30,692        316      39,835     40,151
 Long-term debt.........................................         --     8,078     8,078         --      17,123     17,123
                                                           --------   -------   -------     ------     -------    -------
    Total interest-bearing
     liabilities........................................        746    37,876    38,622        338      57,221     57,559
                                                           --------   -------   -------     ------     -------    -------
Increase (decrease) in net interest
income..................................................   $(15,132)  $ 6,969   $(8,163)    $2,685     $ 1,391    $ 4,076
                                                           ========   =======   =======     ======     =======    =======
                                                                                             Year Ended December 31,
                                                           ---------------------------
                                                                  1996 v. 1995
                                                           ---------------------------
                                                           Increase (Decrease) Due to

                                                             Rate     Volume    Total
                                                           --------  --------  -------

Interest-Earning Assets:
 Mortgage-backed securities.............................   $   127    $   311  $   438
 Loan portfolio.........................................    (1,246)    23,719   22,473
 Investment securities and other........................         6      1,124    1,130
                                                           -------    -------  -------
    Total interest-earning assets.......................    (1,113)    25,154   24,041
Interest-Bearing Liabilities:
 Interest-bearing deposits..............................      (218)    11,377   11,159
 FHLB advances..........................................       (11)        66       55
 Short-term borrowings and other
   interest-bearing obligations.........................        63      3,236    3,299
 Long-term debt.........................................        10        273      283
                                                           -------    -------  -------
    Total interest-bearing
     liabilities........................................      (156)    14,952   14,796
                                                           -------    -------  -------
Increase (decrease) in net interest
income..................................................   $  (957)   $10,202  $ 9,245
                                                           =======    =======  =======

                  Results of Operations--1998 Compared to 1997


Net Loss

     Our net loss was approximately $201.7 million for 1998 compared with net income of approximately $15.2 million for 1997. The net loss for 1998 is primarily attributable to the substantial declines in the value of assets in which we invest and the forced sale of such assets due to collateral calls. The net loss for 1998 includes $113.7 million of market valuation adjustments recognized by us, write-down of mortgage servicing rights of $13.7 million and provision for estimated losses on loans of $13.3 million, as further explained below.


Net Interest

     Our net interest income was approximately $15.1 million for 1998 compared with approximately $23.2 million for 1997, a decrease of 35.2%. Average interest-earning assets increased from $1.1 billion during the year ended December 31, 1997 to $1.7 billion during the year ended December 31, 1998. The increase in interest-earning assets is primarily attributable to acquisitions of loans and mortgage-backed securities which in part were funded from the Company's issuance of $100.0 million of 13% Series B Notes in August 1997 and
its offering of 3,500,000 shares of common stock in February 1998.   Interest-
earning assets declined substantially in the fourth quarter due to asset sales.

     Interest Income. Our interest income was approximately $140.5 million for 1998 compared with approximately $110.1 million for 1997, an increase of 27.7%. The increase in our interest income was due primarily to an increase in our average interest earning assets from approximately $1.1 billion during the year ended December 31, 1997 to approximately

$1.7 billion during the year ended December 31, 1998, partially offset by a decline in the average earnings rate from 9.63% in 1997 to 8.05% in 1998. This decline in the average rate resulted from proportionately higher investments in non-discounted loans and a lower overall interest rate environment in the United States.

     Interest Expense. Our interest expense was approximately $125.5 million for 1998 compared with approximately $86.8 million for 1997, an increase of 44.5%. The increase in interest expense resulted from an increase in our average interest-bearing liabilities to approximately $1.6 billion during the year ended December 31, 1998 from approximately $1.1 billion during the year ended December 31, 1997 and includes the issuance of $100.0 million of our 13% Series B Notes in the third quarter of 1997.


Provisions for Estimated Losses on Loans

     Provision for estimated losses on loans for 1998 was approximately $13.3 million. A provision of approximately $21.4 million was taken on Discounted Loans at our non-banking subsidiaries in the second half of 1998 as a result of increasing market yields on loans, which have decreased market values on many pools of loans (primarily Discounted Loans) in our portfolio. The provision for estimated losses on loans for 1998 also includes additional reserves to the extent market values for pools of loans have been reduced below book value, offset by a negative provision at the Bank because the general valuation allowance exceeded an adequate level. This compares with a net provision for estimated losses on loans for 1997 of approximately $2.0 million resulting from additional provision of approximately $4.5 million, which was partially offset by the reversal of $2.5 million of excess reserves on loans previously sold.


Other (Loss) Income

     Our other loss was approximately $94.0 million for 1998 compared with income of approximately $61.3 million for 1997. The components of our non-interest income are reflected in the following table:

                                                                            Year Ended
                                                                            December 31,
                                                                      -------------------------
                                                                          1998         1997
                                                                      ------------  -----------
                                                                       (Dollars in thousands)
Other (loss) income
   Market Valuation Adjustments.....................................    $(113,711)  $   --
   Write-down of mortgage servicing rights..........................      (13,704)           --
   Servicing revenue................................................        6,497         5,580
   Real estate owned, net...........................................        5,508         6,309
   Bankcard income, net.............................................        5,038         1,995
   Gain on sale of loans............................................       19,240        39,049
   Gain on sale of securities.......................................        4,024         3,742
   Trading account gain, net........................................        1,630         2,330
   Other (loss) income, net.........................................       (8,545)        2,298
                                                                        ---------       -------
     Total other (loss) income......................................    $ (94,023)      $61,303
                                                                        =========       =======

     The decrease in other income between the comparable periods was due primarily to market valuation adjustments of $113.7 million, write-down of mortgage servicing rights of $13.7 million, a $19.8 million reduction in gain on sale of loans, and a $10.8 million decrease in other (loss) income, net.

     Market Valuation Adjustments. The term "Market Valuation Adjustments" as used herein refers to impairment losses recognized primarily on our subordinate mortgage-backed securities and loan portfolios, as a result of the international economic and financial marketplace turmoil during the third and early fourth quarters of 1998. As a result of these conditions and reductions in market values of these assets, lenders required additional collateral for their outstanding loans to us. In order to satisfy these requirements, we were forced to sell certain assets, resulting in significant losses. In addition, we also recognized write-downs in asset values, which have been deemed to be other than temporary in nature, related to mortgage-backed and other securities which, as of December 31, 1998, had not been sold.

     Total market valuation adjustments for the year ended December 31, 1998 were $113.7 million. Of this amount, $22.2 million relates to sales of non-agency subordinated mortgage-backed securities, $36.6 million relates to sales of loans, $9.2 million relates to other than temporary impairment of unsold mortgage-backed securities, $30.4 million relates to impairment of unsold loans held for sale and discounted loans and $15.3 million relates to hedge losses. The Company had hedged its asset portfolio's exposure to rising interest rates by short-selling U.S. Treasury securities. However, as spreads between U.S. Treasury Securities and the Company's portfolio assets widened, the hedge was largely ineffective.

     During the latter part of the fourth quarter of 1998, and continuing to present, the marketplace for non-investment grade debt securities, including subordinated mortgage-backed securities has stabilized. Yield spreads and prices for these securities appear to have slowed or stopped their deterioration in relation to investment grade investments. However, prices for such securities have not recovered to levels experienced prior to the financial market turmoil. This difference between our amortized cost of available-for-sale securities and current market values, which was $25.6 million at December 31, 1998, is included in "Accumulated Other Comprehensive Loss" in stockholders' equity. This amount, unlike "market value adjustments," represents a market value decline that management believes is temporary. At this time, management's expectations for the performance of the underlying loans in these securities has not changed, and even if market values of these securities do not improve, we expect to recapture our investment as the underlying collateral and securities pay down.

     Write-Down of Mortgage Servicing Rights. During the year ended December 31, 1998, we wrote-down capitalized servicing rights by approximately $13.7 million. The write-down is the result of faster than expected prepayments on loans being serviced and revised estimates of future prepayments and other factors.

     Gain on Sale of Loans. Gain on sale of loans decreased $19.8 million during the year ended December 31, 1998 as a result of lower than expected securitization activity by us during the current year. As described under "General Market Conditions," beginning in August 1998, turmoil in the financial markets resulted in reduced demand for asset-backed securities and therefore, we were unable to complete all planned securitization transactions, resulting in lower than anticipated gain on sale of loans. During the year ended December 31, 1998, we completed three securitizations of approximately $507.7 million aggregate unpaid principal balance and one whole loan sale of approximately $72.3 million unpaid principal balance. These sale transactions resulted in gains on sale of approximately $29.2 million. These gains were offset by net losses of approximately $10.0 million, primarily resulting from sales of loans originated through our retail and wholesale mortgage origination channels and recognition of the related hedge losses previously deferred in our consolidated statement of financial condition.

     Gain on Sale of Securities. During the year ended December 31, 1998, we sold primarily subordinate mortgage-backed securities with carrying values of approximately $95.0 million to WREIT in conjunction with their initial public offering of common stock in April 1998, resulting in gains of approximately $0.7 million. Additionally, we sold, to unrelated parties, securities with carrying values of approximately $104.4 million, resulting in net gains of approximately $3.3 million. A substantial amount of these sales were made by us in the fourth quarter of 1998 to meet collateral calls and increase liquidity. A portion of these securities were written-down through our recognition of permanent impairment, which is included in market valuation adjustments in our consolidated statement of operations.

     Real Estate Owned, Net. Income from real estate owned, net is primarily due to gains on the disposition of real estate acquired through foreclosure or deed in lieu thereof from our portfolio of Discounted Loans, including European assets.

     Servicing Revenue. Servicing revenue increased $0.9 million or 16.4% during 1998, primarily as a result of contracting for the servicing rights on loan portfolios owned by unaffiliated third parties (including securitizations) and arranging for such loans to be sub-serviced by WCC, an affiliated entity, at a rate which is lower than the rate received by us.

     Other, Net. Other, net decreased $10.8 million during 1998. The net decrease is attributable to a loss of approximately $8.2 million related to write-off of costs capitalized in connection with proposed acquisition activities, a loss of $4.8 million resulting from our ownership of WREIT, offset by $4.2 million of loan fees and charges from origination activity and $3.2 million of management fee income associated with our management of WREIT. The Company accounts for its investment in WREIT under the equity method of accounting. As stockholders' equity at WREIT changes, the Company's investment in WREIT changes in line with its proportionate ownership.


Other Expense

     Our other expense totaled approximately $113.4 million for 1998 compared to approximately $56.7 million for 1997, primarily attributable to an increase in loan service fees and expenses paid to affiliates which results from increases in our total loan portfolio and third party servicing (which is sub-serviced by WCC) and increased compensation and employee benefits and other general and administrative expenses resulting from the expansion of business operations and infrastructure necessary to accommodate growth.

     Loan Service Fees and Expenses Paid to Affiliate. The largest component of other expense in 1998 was loan service fees and expenses, which includes servicing fees paid to WCC and collection-related expenses incurred directly by WCC and reimbursed by us. Loan service fees and expenses paid to affiliates were approximately $39.3 million (of which approximately $25.5 million represents collection related loan expenses) for 1998 compared to approximately $28.1 million for 1997, an increase of approximately $11.2 million, or 39.6%. The $11.2 million increase is primarily attributable to growth in the average balance of total loans during 1998 and collection related expenses incurred in the resolution of Discounted Loans.

     Discounted Loans tend to reduce, in the first months after acquisition, net interest margin and net interest spread, because the interest cost of debt (which is higher than for Non-Discounted Loans) is not offset by a corresponding increase in interest income. Relatively little cash flow from a pool of Discounted Loans is generally received in the first six to nine months following acquisition and we only recognize interest and discount on Discounted Loans in income when those loans result in the receipt of cash. We also experience a much higher level of collection related expenses associated with Discounted Loans, requiring a higher level of cash investment prior to resolution. Due to the capital-intensive nature of these investments and the related unpredictable earnings stream, we believe that a reduced investment in Discounted Loans will improve cash flow and provide more predictable earnings.

     Compensation and Employee Benefits. Compensation and employee benefits were approximately $36.8 million for 1998, compared with approximately $14.4 million for 1997, an increase of 155.4%. The increase was primarily due to an increase in the average number of full-time equivalent employees during 1998, reflecting the expansion of business activities, particularly loan acquisition and origination activities, and European operations. In the fourth quarter of 1998, the Company reduced its workforce by approximately 33%, primarily resulting from the Company's elimination of its retail residential and manufactured housing origination activities and other general decreases in the Company's infrastructure in response to decreased acquisition and securitization activities during the fourth quarter at the non-banking subsidiaries.


     Other General and Administrative Expenses. Other general and administrative expenses increased from approximately $4.9 million for 1997 to approximately $13.8 million for 1998, an increase of 181.1%, due primarily to general corporate costs resulting from the expansion of business activities at the non-bank subsidiaries, particularly loan acquisition activities such as due diligence costs, European operations and origination activities.

                  Results of Operations--1997 Compared to 1996

Net Interest Income

  Our net interest income was approximately $23.2 million for 1997 compared to approximately $19.1 million for 1996, an increase of approximately 21.3%. Our asset base was significantly larger in 1997 as a result of our initial public offering in December 1996 and significantly higher levels of borrowing and investment opportunities.

 Interest Income

  Our interest income was approximately $110.1 million for 1997 compared to approximately $48.4 million for 1996, an increase of 127.3%. The increase in our interest income was due primarily to an increase in our average interest earning assets from approximately $527.3 million in 1996 to approximately $1.1 billion in 1997.


 Interest Expense

  Our interest expense was approximately $86.8 million for 1997 compared with approximately $29.3 million for 1996, an increase of 196.6%. The increase in interest expense resulted from an increase in our average interest-bearing liabilities to approximately $1.1 billion in 1997 from approximately $479.0 million in 1996 and includes the issuance in the fourth quarter of 1996 and early 1997 of $84.2 million of our Notes and the issuance in the third quarter of 1997 of $100.0 million of our Series A Notes. Primarily as a result of our $184.2 million of 13% notes, the average rate paid on interest-bearing liabilities increased from 6.11% in 1996 to 7.6% in 1997.


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


Other Income

  Our other income was approximately $61.3 million for 1997 compared to approximately $17.9 million for 1996, an increase of 241.7%. The components of our non-interest income are reflected in the following table:

                                                                                         Year Ended
                                                                                         December 31,
                                                                                     ---------------------
                                                                                        1997       1996
                                                                                     ----------  ---------
                                                                                     (Dollars in thousands)
      Other income:
         Gain on sales of loans....................................................     $39,049    $11,538
         Servicing revenue.........................................................       5,580         --
         Real estate owned, net....................................................       6,309        556
         Bankcard income, net......................................................       1,995      1,666
         Gain on sale of securities................................................       3,742         --
         Trading account gain, net.................................................       2,330      1,833
         Other, net................................................................       2,298      2,349
                                                                                        -------    -------
            Total other income.....................................................     $61,303    $17,942
                                                                                        =======    =======

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

  Gains on Sale of Loans The gain on the sale of loans for 1997 is the result of the sale of loans with a book value of approximately $469.0 million, of which approximately $204.2 million were sold through whole loan sales and approximately $264.8 million were sold through securitizations. For 1997, gain on the sale of whole loans totaled approximately $15.5 million and gains from securitizations totaled approximately $23.5 million. Gains or losses on loan portfolios sold as whole loans or through securitization transactions are based on the difference between the cash proceeds received on the loans sold to outside investors and our cost basis allocated to the loans (excluding any cost basis attributable to servicing rights retained).

  Gain on the Sale of Securities The gain on the sale of securities for 1997 is a result of the sale of approximately $20.8 million of mortgage-backed securities which resulted in a gain of approximately $3.7 million. This gain reflects our strategy of investing in subordinate classes of mortgage-backed securities which the Company believes are likely to experience a ratings upgrade as a result of payment history, prepayment or default experience or otherwise. We believe that its experience in acquiring pools of loans allows it to more effectively evaluate the risks associated with a pool of loans that supports an issue of mortgage-backed securities being considered for purchase and price those securities.

  Real Estate Owned, net The increase in income from real estate owned, net is primarily due to gains on the disposition of real estate acquired through foreclosure or deed in lieu thereof from our portfolio of Discounted Loans or from the properties acquired in the fourth quarter of 1996.

  Servicing Revenue The increase in servicing revenue of approximately $5.6 million in 1997 was primarily the result of contracting for servicing rights on loan portfolios owned by unaffiliated third parties and arranging for such loan portfolios to be serviced by the WCC at a rate which is lower than the rate received by us.


Other Expense

  Our other expense totaled approximately $56.7 million for 1997 compared to approximately $15.4 million for 1996, an increase of 267.3%, which reflects the significant growth of our asset base and operations.

  Loan Service Fees and Expenses Paid to Affiliate The largest component of other expense in 1997 was loan service fees and expenses, which includes servicing fees paid to the WCC and collection-related expenses incurred directly by WCC and reimbursed by us. Loan Service fees and expenses paid to affiliates were approximately $28.1 million for 1997 compared to approximately $5.2 million for 1996, an increase of approximately 443.4%. The increase in loan servicing fees and expenses paid to affiliate was primarily the result of the increase in the unpaid principal balance of loans being serviced by WCC on our behalf to approximately $1.4 billion at December 31, 1997 from approximately $513.5 million at December 31, 1996 and an increase in sub-servicing fees of approximately $4.6 million. Also, collection-related expense increased from 1996 to 1997 due to the substantial increase in Discounted Loans. Discounted Loans generally require more significant expenditures than performing and sub-performing loans.

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

Changes in Financial Condition

  Mortgage-Backed and Other Securities. For financial reporting purposes, our mortgage-backed and other securities are classified as available for sale, trading account securities and held to maturity. Our holdings of mortgage-backed securities available for sale decreased approximately $184.5 million during 1998 primarily as a result of the sale of approximately $252.7 million carrying amount ($95.0 million of which was sold to WREIT in connection with its initial public offering of common stock), purchases of approximately $133.1 million, market valuation adjustment of approximately $30.6 million, transfer from trading account securities of approximately $16.9 million, an increase in unrealized loss on available for sale securities of approximately $22.7 and net other decrease of $28.5 million which primarily represents principal repayment. Our holdings of trading account securities decreased $39.0 million during 1998 primarily as a result of the sale of certain subordinate securities and the aforementioned transfer to available for sale.

  Loans, Net. Our portfolio of performing and sub-performing loans ("Non-Discounted Loans"), net of discounts and allowances, increased by approximately $301.7 million during 1998. This increase is primarily attributable to the acquisition of Non-Discounted Loans reflecting our emphasis on increasing the level of investment in Non-Discounted Loans as a percentage of the total loan portfolio. See "Discounted Loans" below.

  Discounted Loans, Net. Our portfolio of Discounted Loans decreased by approximately $411.4 million during 1998. During 1998, we reduced our investment level in Discounted Loans, due to attrition resulting from resolution of the loans either through workout with the borrower or acquisition of properties securing the loans through foreclosure or deed-in-lieu thereof. Discounted loans require significant capital resources prior to resolution, which is typically six to nine months following acquisition. The Company believes it can create a more predictable and less capital intensive earnings stream by reducing the level of investment in these assets. In the fourth quarter of 1998, we sold, in response to lender collateral calls, approximately $223.1 million carrying value of Discounted Loans, which resulted in $29.5 million of the Company's $113.7 million of market valuation adjustments recognized in 1998. During 1998, we transferred approximately $122.7 million net basis of total loans to real estate owned, through foreclosure or deed-in-lieu thereof, the majority of which represented transfers of Discounted Loans.

  Loans Held for Sale, Net, at Lower of Cost or Market. Loans held for sale, net, at lower of cost or market decreased by approximately $26.7 million during 1998 primarily as a result of discontinuing retail residential originations and the sale of loans to increase liquidity and reduce outstanding borrowings. We adopted the strategy of increasing Non-Discounted Loans and decreasing Discounted Loans as a percentage of the total loan portfolio on a going forward basis. Non-Discounted Loans provide more predictable and smoother cash flows and earnings stream to the Company. In addition,

Non-Discounted Loans are less capital intensive than Discounted Loans, which often require the Company to expend cash to ready the loan for resolution, which typically is six to eighteen months following acquisition. In the fourth quarter of 1998, the Company sold approximately $277.6 million carrying value of loans held for sale to increase the Company's liquidity. The Company did not acquire any portfolios of loans held for sale during the fourth quarter of 1998.

  Mortgage Servicing Rights. Mortgage servicing rights decreased by $6.0 million during 1998 primarily attributable to the net effect of the allocation of basis of approximately $6.0 million of servicing rights relating to two securitizations and the purchase of approximately $5.0 million of servicing rights, offset by the write-down of approximately $13.7 million of servicing rights resulting from faster than expected prepayments on loans being serviced and revised estimates of future prepayments and other factors.

  Investment in Wilshire Real Estate Investment Trust Inc. The increase of $6.0 million in investment in WREIT is due to an increase of $14.7 million resulting from our acquisition of 9.9% of the original 10,000,000 shares of common stock offered by WREIT as part of its initial public offering in April 1998, offset by the Company's ownership share of losses and dividends received. The Company accounts for its investment in WREIT under the equity method of accounting. As stockholder's equity at WREIT changes, the Company's investment in WREIT changes in line with its proportionate ownership.

  Deposits. First Bank increased its deposits by approximately $147.8 million or 40.8% during 1998 to fund the acquisition of Non-Discounted Loans. On February 8, 1999, the OTS rescinded the Order under which the Bank had previously been operating. The Order had prohibited the Bank from: increasing total assets in excess of $750 million; purchasing any loans or real estate, without the approval of the OTS, until certain management, acquisition and servicing deficiencies identified by the OTS had been corrected; and purchasing any non-performing assets or foreclosed real estate until such time as the Bank was rated a composite "3" rating according to the Uniform Financial Institutions Rating System.

  Short-Term Borrowings. Short-term borrowings decreased by approximately $545.7 million during 1998, resulting from the Company's reduction of total loans and securities (primarily from sales of Discounted Loans and mortgage-backed securities during the fourth quarter of 1998) from $1.3 billion at December 31, 1997 to $926.2 million at December 31, 1998.

  Due to Affiliates, Net. Due to affiliate, net primarily represents an $18.4 million payable to WREIT, offset by a $2.2 million net receivable from WCC for payments received in the normal course of servicing our loans, which had not yet been due for remittance to us. As part of the restructuring, the affiliate payable to WREIT of $18.4 million has been restructured into a 6%, seven year note. If WREIT fails to provide or provides only a portion of the DIP financing (see Note 14 to the financial statements) the note would be treated pari passu with the Noteholders and the amount of the note payable will be reduced proportionately.

Asset and Liability Management

  Asset and liability management analyzes the timing and magnitude of the repricing of assets and liabilities. Our objective is to attempt to control risks associated with interest rate movements. In general, management's strategy is to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by the asset and liability committees for the Company and First Bank (the ''Asset and Liability Committees'') which meet regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and securitization activity, and maturities of investments and borrowings. The Asset and Liability Committees coordinate with First Bank's Board of Directors and the Company's investment committees with respect to overall asset and liability composition.

  Since most of our assets and liabilities reprice relatively frequently, our gap tends to be relatively easy to manage and our interest rate risk analysis focuses less on managing the overall gap and more on ensuring that individual pools of loans are properly hedged. In hedging the interest rate exposure of a fixed-rate or lagging-index asset that is held for sale, we create a hedge which matches the principal amortization of such asset against the maturity of our liabilities generally by entering into short sales or forward sales of U.S. Treasury securities, Government Securities, interest rate futures contracts or interest rate swap agreements. This is intended to result in market gains or losses on hedging instruments, in response to interest rate increases or decreases, respectively, which approximate the amount of the corresponding market losses or gains, respectively, on loans being hedged. We evaluate the interest rate sensitivity of each pool of loans and decide whether to hedge the interest rate exposure of a particular pool of loans. In general, we tend to hedge pools of loans that have fixed rates. We generally do not hedge the interest rate risk associated with holding non-lagging index adjustable-rate mortgages pending their sale or securitization due to the decreased significance of such risk. In general, when a pool of loans is acquired, we will determine whether or not to hedge and, with respect to any sale or financing of any pool of loans through securitization, we will determine whether or not to discontinue its duration-matched hedging activities with respect to the relevant loans.

  In the third and fourth quarters of 1998, the unusually volatile market conditions affecting the value of hedged assets caused a breakdown of the historical interest rate relationships with the related hedging instruments.
The correlation between hedged assets and hedging instruments was insufficient to support continuation of this particular hedging strategy at that time. As a result, all hedging instruments related to fixed-rate or lagging-index assets held or available for sale were closed out in 1998. $19.2 million of previously deferred hedging losses were considered ineffective and charged to net loss during the year.

  The Asset and Liability Committees are authorized to utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swap agreements are utilized by us to protect against the narrowing of the interest spread between fixed rate loans and associated liabilities funding those loans caused by changes in market interest rates. First Bank had approximately $51.7 million notional principal amount of interest rate swap agreements outstanding at December 31, 1998, which had the effect of decreasing our net interest income by approximately $89 thousand during 1998.

First Bank of Beverly Hills

  In addition, as required by OTS regulations, the Asset and Liability Committees also regularly review interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity (''MVPE''), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and MVPE that is authorized by the Board of Directors of First Bank. The following table highlights the interest rate sensitivity of the OTS's models of MVPE of a change in rates from 0 to 400 basis points (''bp'') as of December 31, 1998:


                Interest Rate Sensitivity of Net Portfolio Value

                                                                                   Net Portfolio Value
                            Change in Rates                                Amount       $ Change      % Change
                                                                         -----------  ------------  -------------
                                                                                 (Dollars in thousands)
      +400bp...........................................................     $  (775)     $(54,806)         (101)%
      +300bp...........................................................      14,775       (39,256)           (73)
      +200bp...........................................................      30,034       (23,997)           (44)
      +100bp...........................................................      43,721       (10,310)           (19)
         0bp...........................................................      54,031
      --100bp..........................................................      62,147         8,116             15
      --200bp..........................................................      71,290        17,260             32
      --300bp..........................................................      81,722        27,692             51
      --400bp..........................................................      91,056        37,025             69

  First Bank's interest rate sensitivity of MVPE arising from fluctuations in the interest rates in a rising 200 to 400 basis point interest rate environment has increased since year end due to significant changes in the composition of First Bank's loan portfolio, continued amortization of the notional amount of First Bank's swap, as well as changes in the overall market interest rate environment. As of December 31, 1998, the estimated change in MVPE was $24.0 million to $54.8 million for the corresponding change in interest rates. The Asset and Liability Committees are in the process of reviewing the strategy to mitigate risk of this additional exposure.

  Management believes that the assumptions (including prepayment assumptions) used by it to evaluate the vulnerability of First Bank's operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of First Bank's assets and liabilities and the estimated effects of changes in interest rates on First Bank's net interest income and MVPE could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based. Additionally, the OTS's model does not incorporate all of the terms and features of the hedging instruments.

Liquidity and Capital Resources

  Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and fund newly originated loans, and for general business purposes. Our sources of cash flow include certificates of deposit, securitizations, net interest income and borrowings under warehouse and repurchase financing facilities and from institutional investors and other lenders and public and private debt offerings. We also have borrowed money from WREIT and WCC. In addition, First Bank has available funding through FHLB advances. Our liquidity is actively managed on a daily basis and reviewed periodically by our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company, including adequate cash flows for off-balance sheet instruments.

  The Company had a secured warehouse financing facility with Prudential Securities Credit Corporation of up to $150 million for the origination or purchase of residential first and second lien mortgage loans. This facility matured on March 31, 1999 and the Company does not expect it to be extended. The Company is currently in the process of selling the remaining loans financed by this facility and expects to eliminate its borrowings on this line in the near future. The Company has repurchase agreements outstanding that mature monthly and roll into new 30 day repurchase agreements. The Company does not meet all of the financial covenants of these transactions (including stockholders' equity requirements); however, the lenders have continued to roll the repurchase agreements. In addition, the Company has discussed additional lending arrangements with investment banks who may provide financing on a transaction by transaction basis. There can be no assurance that lenders will not change material terms, including, but not limited to, advance rates and interest rates.

  On January 19, 1999, WREIT agreed to provide the Company interim financing in the amount of $5.0 million (the "Interim Facility"). The Interim Facility bears interest at 12% and is secured by the stock of the Bank. In addition, on March 3, 1999, WREIT agreed to provide the Company with debtor-in-possession financing of $10.0 million (the "DIP Facility"). The first proceeds of the DIP Facility were used to repay the Interim Facility. The DIP Facility bears interest at 12% and is secured by the stock of the Bank. The Company is also seeking to increase the DIP Facility to $25 million. If the Company identifies a new lender for the DIP Facility, subject to certain conditions, WREIT agrees to subordinate the priority of its lien and right of repayment of the DIP Facility to the new lender. There can be no assurance that the WREIT has the ability to fund the DIP facility.

  The dramatic events in the financial markets in late 1998, which included a significant reduction in valuations of and liquidity for mortgage-backed securities, has had a significant adverse impact on our liquidity and financial condition. The decline in valuations resulted in collateral calls from our lenders, which reduced our cash position and eventually prompted asset sales at depressed prices to meet these calls and provide liquidity. While these asset sales have improved our liquidity position, the market for mortgage-backed securities, particularly subordinate mortgage-backed securities, remains depressed and the financial markets generally continue to be volatile. Further, certain of the Company's lenders have expressed concern about continued lending given market conditions and the losses incurred by the Company. At December 31, 1998, our cash balances totaled approximately $23.5 million, however, $18.2 million of the balance was held at First Bank and is not available for use by other than First Bank. Subsequent to December 31, 1998, the Company received approximately $8.0 million of cash refunds for previously paid Federal and State taxes, which are available for general corporate purposes.

  In order to address these liquidity concerns and improve the Company's financial condition, management entered into discussions with the Unofficial Noteholders' Committee holding a majority of the Company's $184.2 million in outstanding publicly issued notes, concerning a restructuring of the Company's obligations under the Old Notes. Following extensive discussions, the Company and the Unofficial Noteholders' Committee agreed to a restructuring of the Company substantially in the form of the Prepackaged Plan.

  The Prepackaged Plan provides that (i) the holders of our old notes (the "Noteholders") would exchange the old notes for new common stock in the Company (the "New Common Stock"), (ii) our existing equity securities (including options, warrants and similar securities) would be extinguished; (iii) noteholders would reallocate a portion of our New Common Stock to the existing holders of Old Common Stock, and (iv) pending consummation of the restructure, the ntoeholders would forbear from declaring certain defaults under the indentures governing the Old Notes.

  We believe that this Plan will significantly improve our financial position by reducing indebtedness by $184.2 million, the ongoing interest cost associated with that indebtedness, and significantly increase our equity account and provide additional liquidity through the DIP Facility. This restructuring is subject to a number of conditions, including no material adverse change and negotiation of definitive documents. We currently expect that this restructuring will be completed during the second quarter of 1999. Other creditors, including trade creditors and secured creditors, are not expected to be adversely affected by this restructuring.

  Following the losses incurred by the Company in the second half of 1998, the Company began discussions with a number of potential new equity investors in order to strengthen its diminished equity base and obtain additional capital to operate and develop the business. It is currently anticipated that such investments, if any, will be made after the effectiveness of the Plan. There can be no assurance, however, that any such investments will be made.

  As a part of the Restructuring, we and the Unofficial Noteholders Committee anticipate incorporation of servicing functions currently performed by WCC into a new subsidiary of WFSG.

  The Company's European operations is currently operating at a monthly cash flow deficit of approximately $300,000, which is funded from U.S. cash liquidity. Infrastructure and staffing reduction measures, already taken, are expected to eliminate this cash flow deficit by the end of the third quarter of 1999.

  Based on the Company's current and expected asset size, capital levels, and organizational infrastructure, management believes that operating cash flows will be sufficient to meet its needs. However, the Company intends to aggressively seek new capital to permit it to move fully and more efficiently utilize its acquisition and loan servicing platforms. There is no assurance, however, that it will be able to do so.

  Our consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the adequate resolution of our long term liquidity shortfall, as well as the successful consummation of the reorganization described above.

  Sources of liquidity for First Bank include wholesale and brokered certificates of deposit. At December 31, 1998, First Bank had approximately $497.1 million of certificates of deposit. At December 31, 1998, scheduled maturities of certificates of deposit during the 12 months ending December 31, 1999 and thereafter amounted to approximately $423.1 million and approximately $74.0 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. However, management of First Bank believes it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds.

  Primarily as a result of asset sales, we have had adequate cash and cash equivalents to meet calls for additional collateral to repay a portion of the related indebtedness or to meet our other operating and financing requirements. In certain instances, repo lenders on our mortgage-backed securities assets have withheld principal and/or interest payments on certain assets in order to reduce outstanding, unpaid margin calls. At December 31, 1998, there were approximately $7.9 million of outstanding collateral calls, based on the dealers market valuation of the underlying collateral, net of withheld principal and interest payments.

  We are party to various off-balance sheet financial instruments in the normal course of business to manage our interest rate risk. We conduct business with a variety of financial institutions and other companies in the normal course of business, including counterparties to our off-balance sheet financial instruments. We are subject to potential financial loss if the counterparty is unable to complete an agreed upon transaction. We seek to limit counterparty risk through financial analysis and other monitoring procedures.

  Adequate credit facilities and other sources of funding, including our ability to securitize loans, are essential to the continuation of the Company's ability to purchase pools of loans, mortgage-backed securities and newly originated mortgages. During the third and fourth quarters, as described in General Market Conditions, financial markets were severely and negatively impacted by various factors which have resulted in reduced availability of liquidity and capital to specialty finance companies and other holders of non-investment grade assets and certain types of loans. This includes the ability to raise new equity capital and long-term debt, as well as the ability to securitize or finance certain types of loans.

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

  First Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less that 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. First Bank has complied with these requirements.

Regulatory Capital Requirements

Federally insured savings associations such as the Bank are required to maintain minimum levels of regulatory capital. Those standards generally are as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on a case-by-case basis. While the Order was in place, the Bank was required to maintain minimum capital ratios required of institutions to be deemed "well capitalized". In connection with the 1998 examination the OTS indicated that the capital level of the Bank exceeds the minimum requirement for "well capitalized" status under provisions of the Prompt Corrective Action Regulation.

  The following table sets forth the regulatory capital ratios of First Bank at December 31, 1998.


                           Regulatory Capital Ratios

                                                                                Amount Required
                                                                                  For Capital
                                                             Actual            Adequacy Purposes
                                                         ---------------  ------------------------------
                                                         Amount   Ratio     Amount                Ratio
                                                         -------  ------   ---------             -------
                                                                          (Dollars in thousands)
Total Capital to Risk-Weighted Assets (Risk-  Based
 Capital)..............................................  $55,286   14.8%    $29,894    greater than or equal to 8.0%
Tier 1 Capital to Risk-Weighted Assets.................   51,364   13.8    Not Applicable
Core Capital to Tangible Assets........................   51,364    8.8      23,478    greater than or equal to 4.0%
Tangible Capital to Tangible Assets....................   51,364    8.8       8,804    greater than or equal to 1.5%

                                                                      To Be Categorized
                                                                             as
                                                                    ''Well Capitalized''
                                                                        under Prompt
                                                                         Corrective
                                                                      Action Provisions
                                                          ---------------------------------------
                                                            Amount                        Ratio
                                                          ----------                    ---------
                                                         (Dollars in thousands)
Total Capital to Risk-Weighted Assets (Risk-  Based
 Capital)..............................................      $37,368     greater than or equal to 10.0%
Tier 1 Capital to Risk-Weighted Assets.................       22,421     greater than or equal to  6.0%
Core Capital to Tangible Assets........................       29,348     greater than or equal to  5.0%
Tangible Capital to Tangible Assets....................      Not Applicable

-------------

  Because First Bank has minimum regulatory capital requirements at December 31, 1998, substantially all retained earnings of First Bank are restricted as to distribution to WAC and, ultimately, to WFSG.

Regulation

  On February 8, 1999, the OTS rescinded the Order under which the Bank had previously been operating. The Order had prohibited the Bank from: increasing total assets in excess of $750 million; purchasing any loans or real estate, without the approval of the OTS, until certain management, acquisition and servicing deficiencies identified by the OTS had been corrected; and purchasing any non-performing assets or foreclosed real estate until such time as the Bank was rate a composite "3" rating according to the Uniform Financial Institutions Rating System. Management believes that the Bank was in material compliance with the various provisions of the Order for each period that it was in place.

  In January 1999, the OTS issued a cease and desist order to WFSG, WCC and WAC that prohibits these entities from entering into a transaction, directly or indirectly, that would cause First Bank to violate or be in violation of transactions with affiliate regulations. The orders also require 30 day advance notification before adding, replacing, or terminating any member of First Bank's Board of Directors or senior executives.

Year 2000 Compliance

  We rely on information technology for both general business operations and our loan servicing system. We formed a committee to address year 2000 issues (the "Committee") that reports directly to our executive committee. The Committee is headed by the Chief Information Officer and includes representatives from across the Company.

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

  We have begun the testing of critical systems and are scheduled to complete all necessary testing by March 31, 1999. Testing of our internally developed systems is near completion, and changes which have resulted from testing to date are being coded and moved into production. Following the testing phase, each department's executive management will be responsible for certifying that their staff has tested critical code and deemed it adequate.

  Aside from limited hardware costs, the Company's primary expense related to year 2000 compliance is allocation of existing staff. The Company estimates that the total cost related to year 2000 compliance to be approximately $500 thousand, substantially all of which had been incurred by December 31, 1998.

  The significant risk to the Company of year 2000 non-compliance is the inability to perform necessary loan servicing activities. Currently, our loan portfolio is serviced by WCC, an affiliated entity. We service loans for third parties (including securitizations), and contracts with WCC for sub-servicing. To the extent the loan servicing system is not year 2000 compliant, the ability to service our loans and those of third parties would be in jeopardy.

  Based on the results of testing performed to date, we are confident that we are appropriately addressing the Year 2000 issues. Critical systems supplied by outside vendors have undergone testing not only by us, but other customers of the vendors as well. Our loan servicing system is an internally developed system and therefore, information technology personnel are very familiar with the system and believe their efforts will have favorable results. As a contingency plan, the Committee is in the process of developing internal operating procedures that would enable departments to function for a period of time until the primary system could be restored to operations.

Accounting Matters

  We classify loans as discounted or non-discounted on a pool basis. Each pool is designated as discounted or non-discounted based on whether that pool consists primarily of Discounted or Non-Discounted Loans at the time of acquisition. For example, a pool of Non-Discounted Loans may contain non-performing loans at the time of acquisition as long as the non-performing loans were not the primary component of the pool at that time. As used herein, the term ''performing loan'' means a loan as to which payments have been and are being made substantially in accordance with its contractual terms, the term ''sub-performing loan'' means a loan as to which payments are delinquent for 90 days or less or has a history of delinquencies, and the term ''non-performing loan'' means a loan as to which payments are generally 91 or more days delinquent.

  Discounted Loans are presented in the Consolidated Financial Statements net of unamortized discount and an allowance for loan losses established for those loans. For each pool of loans acquired by us, purchased discounts are allocated into (a) valuation allowances for estimated losses against face value on specific loans (''specific valuation allowances'') and (b) portions of the discounts available for accretion to interest as yield adjustments. In addition, for Discounted Loans purchased by First Bank, the initial discounts are further segregated into a valuation allowance for the inherent risk of losses in the loan portfolio that have yet to be specifically identified (''general valuation allowance'') as required by OTS regulations. The allocated specific and general valuation allowances are included in the allowance for loan losses. Where appropriate, discounts are accreted into interest income generally on a cash basis.

  The acquisition of a pool of Discounted Loans tends to reduce net interest margin and net interest spread, because the interest cost of the debt used to fund the acquisition is not offset by a corresponding increase in interest income. Relatively little cash flow from a pool of Discounted Loans is generally received during the first six to nine months following an acquisition of a pool of Discounted Loans and the Company only recognizes interest and discount on Discounted Loans in income when those loans result in the receipt of cash.

  Non-Discounted Loans are presented in the Consolidated Financial Statements in substantially the same manner as Discounted Loans, except that interest income is recognized on an accrual basis.

  Gains or losses on loans sold through securitization transactions are based on the difference between the cash proceeds received from the sale of the senior classes of mortgage-backed securities to outside investors and our cost basis allocated to the senior classes of mortgage-backed securities. Our cost basis in loans sold is allocated between the senior classes of mortgage-backed securities and the subordinate classes of mortgage-backed securities retained by us based on the relative fair values of the two types of securities. The cost basis of the loans securitized is determined by their acquisition cost, adjusted for any discount accretion (for purchased loans) or net carrying value (for originated loans). We carry subordinate classes of mortgage-backed securities at fair value. As such, the carrying value of these securities is impacted by changes in market interest rates and prepayment and loss experiences of these and similar securities. In cases where we have financed the holding of subordinate classes with a lender under a repurchase agreement, the fair value used by us is based on the lender's determination of market value for purposes of potential margin calls in determining fair value. In other cases, we determine the fair value of the subordinate classes of mortgage-backed securities utilizing prepayment and credit loss assumptions it deems appropriate for each particular securitization. The range of values attributable to the factors used in determining fair value is broad. Accordingly, our estimate of fair value is subjective.

  For accounting purposes, our mortgage-backed and other securities are classified as ''held to maturity,'' ''trading account securities'' and ''available for sale securities.'' Securities are classified as held to maturity when management believes we have the ability and the positive intent to hold the securities to maturity. Securities classified as held to maturity are carried on an historical cost basis, adjusted for the amortization of premiums and accretion of discounts using a method that approximates the interest method. Trading account securities include subordinate classes of mortgage-backed securities issued in loan securitization transactions initiated by us. Such securities are carried at estimated fair value as described above, and unrealized gains and losses are recorded in current operations. Securities are classified as available for sale when we intends to hold the securities for an indefinite period of time, but not necessarily to maturity. Securities classified as available for sale are reported at their fair values. Unrealized holding gains and losses on securities available for sale are reported, net of tax, as a separate component of stockholders' equity. Realized gains and losses from the sales of available for sale securities are reported separately in the consolidated statements of operations and are calculated using the specific identification method

  Real estate acquired in settlement of loans is originally recorded at fair value less estimated costs to sell. Loan balances in excess of the fair value of real estate acquired are charged against the allowance for loan losses at the date of acquisition. Allowances are recorded to provide for estimated declines in the fair value subsequent to the date of acquisition. Any subsequent operating expenses or income, as well as gains or losses on disposition of such properties, are charged to current operations.

  Prior to the adoption of SFAS No. 122, ''Accounting for Mortgage Servicing Rights'', we did not record on its balance sheet the servicing rights retained to loans sold in securitizations, which would have had the effect of increasing other income and total assets. The Company now capitalizes servicing rights it purchases from third parties and on loans it sells on a servicing retained basis. At December 31, 1998, we had capitalized servicing rights of approximately $2.3 million.

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


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

  The following sets forth information about the executive officers and
directors of the Company as of February 28, 1999.   In connection with the
restructuring plan it is anticipated that a new Board of Directors will be named. Names and backgrounds of proposed directors are expected to be provided to the Court prior to the April 12, confirmation hearing. The business address of each executive officer and director is the address of the Company, 1776 SW Madison Street, Portland, OR 97205, and each executive officer and director is a United States Citizen, unless otherwise noted.

  Andrew A. Wiederhorn, age 33, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation. Mr. Wiederhorn founded the Wilshire Companies in 1987 and continues to serve as the Chief Executive Officer, Treasurer, Secretary and sole director of the Wilshire Private Companies.

  Lawrence A. Mendelsohn, age 37, has been a director and the President of the Company since its formation. Since October 1996, Mr. Mendelsohn has been President of the Wilshire Private Companies. Mr. Mendelsohn was the Executive Vice President of the Wilshire Companies from February 1993 until December 1996. From January 1992 until February 1993 Mr. Mendelsohn was Vice President, Principal and Head of Capital Markets for Emerging Markets of Bankers Trust New York Corporation/BT Securities Corporation. From August 1987 until January 1992, Mr. Mendelsohn was the Vice President, Senior Options Principal and Head of Proprietary Trading for Equities, Equity Options and Distressed Debt for J.P. Morgan and Co./J.P. Morgan Securities.

  Sheryl Anne Morehead, age 46, is Executive Vice President, S&L Group of the Company and Chief Executive Officer of First Bank. Ms. Morehead was Senior Vice President, S&L Group of the Company and Chief Executive Officer of First Bank from November 1996 until June 1997. From December 1993 until October 1996, Ms. Morehead was the Chief Credit Officer/Chief Operating Officer of First Los Angeles Bank/San Paulo Bank Group, a commercial banking institution. From August 1990 until December 1993, Ms. Morehead was the Chief Credit Officer/Executive Vice President of First Federal Bank of Santa Monica, a savings bank.

  Chris Tassos, age 41, is Executive Vice President and Chief Financial Officer of the Company. Mr. Tassos was Senior Vice President and Chief Financial Officer of the Company from October 1996 until June 1997. Mr. Tassos is Executive Vice President of the Wilshire Private Companies and from August 1995 until June 1997 was Senior Vice President of the Wilshire Private Companies. From March 1992 until February 1995 he was the Chief Financial Officer and/or Senior Vice President of Finance of Long Beach Mortgage Company (formerly Long Beach Bank).

  Phillip D. Vincent, age 44, is Executive Vice President, Loan Servicing of the Company. Mr. Vincent was Senior Vice President, Loan Servicing of the Company from October 1996 until June 1997. Mr. Vincent is Executive Vice President of the Wilshire Private Companies and from August 1996 until June 1997 was Senior Vice President of the Wilshire Private Companies. Mr. Vincent was Senior Vice President and Chief Administrative Officer of The J.E. Robert Company, Inc., one of the largest real estate and mortgage investment managers in the U.S. from April 1995 until July 1996, Senior Vice President and Managing Officer of The J.E. Robert Company, Inc. from June 1992 until September 1995, and Vice President and Division Manager of The J.E. Robert Company, Inc. from 1991 until May 1992. Mr. Vincent is a member of the American Institute of Certified Public Accountants.

  Bo G. Aberg, age 50, is Senior Vice President, in charge of European Operations of the Company. From November 1994 to September 1996, Mr. Aberg was Chief Executive Officer of Securum Holding B.V., a Kingdom of Sweden owned work-out company in Europe. From September 1992 to November 1994, Mr. Aberg was Chief Executive Officer of Securum Real Estate Group, Malmo, Sweden. From January 1982 to September 1992 Mr. Aberg held several positions within the PK Group (a Swedish banking group), and from September 1974 to January 1982 he was a Chartered Accountant for Hagstroms Revisions Byra AB Sweden (now Ernst & Young). Mr. Aberg is a citizen of Sweden.

  Donald J. Berchtold, age 53, is Senior Vice President, Administration. Since March 1992 Mr. Berchtold has been Senior Vice President of the Wilshire Private Companies. From February 1991 until November 1992 he was a consultant to Entertainment Publications Inc.--CUC International Inc. Mr. Berchtold is Mr. Wiederhorn's father-in-law by marriage.

  Kenneth R. Kepp, age 43, is Senior Vice President, Operations. Since November 1991, Mr. Kepp has been Senior Vice President of the Wilshire Priviate Companies. From June 1991 until November 1991, Mr. Kepp was the Managing Director of Network Associates International, a consulting company to the leasing industry.

  Glenn J. Ohl, age 44, is Senior Vice President of the Company and Chief Financial Officer of WFC. Since November 1996, Mr. Ohl has been the Chief Financial Officer of the Wilshire Private Companies. From August 1995 until October 1996, Mr. Ohl was the Senior Vice President and Corporate Treasurer of CWM Mortgage Holdings, Inc., an affiliate of Countrywide Credit Industries Inc., a residential financing company. From September 1992 until August 1995, Mr. Ohl was the Executive Vice President and Chief Financial Officer of ARCS Mortgage, Inc., an affiliate of the Bank of New York.

  Peter O'Kane, age 32, is Senior Vice President, Loan Acquisitions. Mr. O'Kane was Vice President, Loan Acquisitions from October 1996 until June 1997. Since May 1994, Mr. O'Kane has been the Senior Vice President or Vice President, Loan Acquisitions of the Wilshire Private Companies. From September 1992 until April 1994, Mr. O'Kane was an Asset Manager, Investment Division of J.E. Robert Company, Inc. From September 1991 until September 1992, Mr. O'Kane was a staff consultant with Arthur Andersen and Company. From March 1990 until August 1991, Mr. O'Kane was an analyst for GranCorp, Inc., a real estate investment company.

  Robert G. Rosen, age 32, is Senior Vice President, Asset Securitization and Capital Markets of the Company. Mr. Rosen was the Vice President of Securitization at BTM Capital Corp., a wholly owned subsidiary of the Bank of Tokyo-Mitsubishi, Ltd. from March 1997 until October 1997. From January 1995 until March 1997 Mr. Rosen was a Director of Black Diamond Advisors, Inc., a firm specializing in securitization and capital markets needs of finance companies. From January 1994 to January 1995 Mr. Rosen was with Kidder Peabody and Co. in the Asset-Backed Securitization Group. From 1991 to 1994 Mr. Rosen was the Assistant Vice President and Manager of Securitization and Commercial Paper within the Corporate Trust Department at Bankers Trust Company.

  R. Scott Stevenson, age 44, is Senior Vice President of the Company. Mr. Stevenson was Vice President of the Company and President of Girard and First Bank from October 1996 until September 1997. From June 1991 until October 1996, he was the President and Chief Executive Officer of Girard. From January 1986 until June 1991, he held various positions at Girard including Chief Operating Officer, Chief Financial Officer and Loan Officer. Since October 1997, Mr. Stevenson has been Senior Vice President of the Wilshire Private Companies.

  Geoffrey B. Davis, age 56, is Chief Information Officer of the Company. Since 1970 Mr. Davis has held various senior management positions in information systems with Bank of America in Venezuela, Panama, Spain, Canada, Mexico and Brazil.

  Mark H. Peterman, age 51, is a Senior Vice President and legal counsel of the Company. Mr. Peterman was a partner in the law firm of Stoel Rives LLP between 1975 and July 1998.

  David Dale-Johnson, age 51, has been a director of the Company since its formation. Mr. Dale-Johnson has been the Director, Program in Real Estate, School of Business Administration, University of Southern California since 1988. Mr. Dale-Johnson also is Vice-Chairman and a director of Century Center for Economic Opportunity, Inc., a non-profit corporation. Mr. Dale-Johnson also is a consultant for several public and private companies and government agencies.

  Don H. Coleman, age 60, has been a director of the Company since its formation. Since March 1994, Mr. Coleman has been the President of International Manufacturing and Licensing, Inc., a subsidiary of the ICT Group, Inc., a worldwide supplier of wireless phone equipment. From January 1988 until March 1994, Mr. Coleman was President of Liquid Spring Corporation, a manufacturer of automobile components. Mr. Coleman is a director of ICT Group, Inc. and Fabricated Metals, Inc., a materials handling equipment manufacturer.

  Philip G. Forte, age 34, has been a director of the Company since its formation. Mr. Forte has been the Chief Executive Officer of Travelers Telecommunications, Inc., a provider of value added communication services to the travel industry, since June 1994. From March 1992 until June 1994, Mr. Forte was the Vice President, Sales and Marketing of Vinyl Chem

International, Inc., a specialty chemical company. From September 1989 until March 1992 Mr. Forte was the Vice President, Sales and Marketing of Pacific Western University.



Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires a company's directors and executive officers, and beneficial owners of more than 10% of the common stock of such company to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company's securities. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company for the year ended December 31, 1996, the following directors, officers, or beneficial owners of more than 10% of the Company's Common Stock, failed to timely furnish reports on Form 3, 4 and 5: Peter O'Kane (Form 4), Phillip Vincent (Form 4) and Alexander Hamilton (Form
4).


ITEM 11. Executive Compensation

Compensation of Directors

  Each member of the Board of Directors who is not an officer or employee of the Company is paid a per meeting fee of $1,000 for each Board of Directors' meeting and a fee of $100 per hour for each committee meeting attended which is not held on a regularly scheduled meeting date. In addition, Don Coleman and David Dale-Johnson receive $10,000 per month to sit as chairmen of various board committees. Officers and employees of the Company who also serve as directors do not receive any retainer or additional fees for serving as a director. Under the Company's Stock Plan, on the last trading day of each calendar quarter, the Company automatically grants each director who is not also an employee of the Company or a subsidiary of the Company an option to purchase the number of shares of Common Stock equal to $6,250 divided by the fair market value per share of the Common Stock (it's market price) on the date of grant. In addition, each director who is not also an employee of the Company or a subsidiary of the Company is eligible for annual grants of options.

Summary Compensation Table

  The following table sets forth the total compensation paid or accrued by the Company for services rendered during the year ended December 31, 1998 to the Chief Executive Officer of the Company, and to each of the four other most highly compensated executive officers of the Company whose total cash compensation for the year ended December 31, 1998 exceeded $100,000 (the "Named Executive Officers").

                                                                                                     Long-Term
                                                                      Actual Compensation           Compensation
                                                               ---------------------------------  ----------------
                                                                                                     Securities
                                                                                                     Underlying
                 Name and Principal Position                   Year   Salary ($)     Bonus ($)    Options/SARs (#)
                 ---------------------------                   ----  ------------  -------------  ----------------
   Andrew A. Wiederhorn......................................  1998   $292,184     $1,546,027
    Chairman, Chief Executive Officer, Secretary               1997   $300,000     $     --                    --
    and Treasurer                                              1996   $ 65,000     $     --               730,000

   Lawrence A. Mendelsohn....................................  1998   $295,967     $  867,720                  --
    President                                                  1997   $300,000     $     --                    --
                                                               1996   $ 73,494     $     --               365,000

   Bo G. Aberg...............................................  1998   $397,197     $  100,000              25,000
    Senior Vice President, European Operations                 1997   $372,168     $  246,765               5,000
                                                               1996   $ 51,420     $   41,925                  --

   Chris Tassos..............................................  1998   $180,630(1)  $  270,000(1)           62,500
    Executive Vice President and                               1997   $168,400(1)  $   90,000(1)           60,000
    Chief Financial Officer                                    1996   $ 13,125(1)  $     --                    --

   Sheryl A. Morehead........................................  1998   $281,141     $  150,000              15,000
    Executive Vice President, S&L Group                        1997   $277,655     $  100,000              15,000
                                                               1996   $ 36,907(2)  $   25,000                  --

----------
(1) Represents amounts paid by the Company. Does not include amounts paid by the Wilshire Private Companies.
(2)  Ms. Morehead was hired in November 1996.

Option/SAR Grants In Last Fiscal Year

  The following table provides information concerning stock options granted by the Company during the year ended December 31, 1998 to each of the Named Executive Officers.

                                                       % of Total                              Potential Realizable Value
                                                      Options/SARs                              at Assumed Annual Rates
                                       Number of       Granted to                                    of Stock Price
                                      Securities      Employees in   Exercise                   Appreciation for Option
                                      Underlying       Year Ended     or Base                           Term(1)
                                     Options/SARs     December 31,     Price    Expiration     --------------------------
Name                                  Granted(#)          1998        ($/sh)       Date           5%               10%
----                               --------------     ------------   --------   ----------     --------        ----------
Andrew A. Wiederhorn...............            --               --         --           --           --                --

Lawrence A. Mendelsohn.............            --               --         --           --           --                --

Bo G. Aberg........................        25,000             5.92%    $23.65         2008     $284,281(2)     $  802,887(2)

Chris Tassos.......................        50,000            11.84%    $23.65         2008     $568,562(2)     $1,605,773(2)
Chris Tassos.......................        12,500             2.96%    $25.37         2008     $152,404(2)     $  430,521(2)

Sheryl A. Morehead.................        15,000             3.55%    $23.65         2008     $170,569(2)     $  481,732(2)

----------
(1) These amounts represent hypothetical gains that could be achieved for the options if they are exercised at the end of their terms. The assumed 5% and 10% rates of stock price appreciation are mandated by rules of the Securities and Exchange Commission. They do not represent the Company's estimate or projection of future prices of the Common Stock.
(2) As a result of the Company's proposed restructuring plan, as discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations, all existing stock options of the Company have no value. Based on the terms of the restructuring agreement, upon confirmation, all existing options will be extinguished.


EMPLOYMENT AND OTHER ARRANGEMENTS

  The Company has entered into substantially similar employment agreements, effective November 1, 1996, with Andrew A. Wiederhorn (as Chief Executive Officer) and Lawrence A. Mendelsohn (as President) (each individually, an "Executive" and collectively, the "Executives"). Each agreement provides for an initial three-year term which is automatically renewable for successive two-year terms (the "Employment Term") unless either party gives written notice to the other at least ninety days prior to the expiration of the then Employment Term. Although these agreements were in place at December 31, 1998, upon consummation of the reorganization, the agreements will be replaced with new agreements described in the Prepackaged Plan.

  The 1996 agreements provide for an annual base salary of $300,000 for Mr. Wiederhorn and $300,000 for Mr. Mendelsohn (which may be increased, but not decreased, by the Compensation Committee of the Board of Directors) and an annual bonus. The bonus payable to Mr. Wiederhorn and Mr. Mendelsohn will be determined by the Compensation Committee of the Board of Directors and may not exceed in the aggregate 20% of the pre-tax profits of the Company. Mr. Wiederhorn and Mr. Mendelsohn will share equally in the first $400,000 of any such bonus and thereafter their respective bonus will be two-thirds and one-third. The agreement also provides that Mr. Wiederhorn and Mr. Mendelsohn may participate in the Company's Incentive Stock Plan.

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

 Base Salary

  Base salaries for the Company's executives are intended to reflect the scope of each executives' responsibilities, the success of the Company, and contributions of each executive to that success. Executive salaries are adjusted gradually over time and only as necessary to meet this objective. Increases in base salary may be moderated by other considerations, such as geographic or market data, industry trends or internal fairness within the Company. The salary increases in calendar year 1998 for the Named Executive Officers generally reflect this policy.

  The base salaries for Andrew A. Wiederhorn and Lawrence A. Mendelsohn for 1998 are set forth in their respective employment agreements, which are described under "Employment and Other Arrangements." In the future, their base salaries will be reviewed annually by the Committee.


 Bonuses

  Annual discretionary bonuses were paid by the Company and the Savings Banks in 1998. The amount of the annual discretionary bonuses paid by the Company was determined by the Committee and the amount of the annual discretionary bonuses paid by First Bank was determined by the board of directors of First Bank.


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

  In 1998, the Company issued options for a total of 422,450 shares of Common Stock to executive officers and employees.


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

 CEO Compensation and President Compensation

  Andrew A. Wiederhorn was appointed the Company's chief executive officer and Lawrence A. Mendelsohn was appointed its President, at its formation. The base salary for each of these officers for 1998 was not determined by the Committee and is set forth in an employment agreement. Mr. Wiederhorn and Mr. Mendelsohn
elected not to receive a bonus in 1997.   Mr. Wiederhorn received a bonus of
$1.5 million and Mr. Mendelsohn received a bonus of $0.9 million in 1998. Assuming the restructuring plan is completed, further decisions regarding these officers' base salaries and bonuses will be determined by new employment agreements.

                                  COMPENSATION COMMITTEE
                                  David Dale-Johnson
                                  Don H. Coleman


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company is a party to a loan servicing agreement with the WCC pursuant to which the WCC acts as a sub-servicer for the Company and provides loan portfolio management services, including billing, portfolio administration and collection services for the Company's pools of loans. The Company pays the WCC a servicing fee at or below the prevailing market rates for each pool of loans the WCC is servicing for the Company.

  First Bank is party to a loan servicing agreement with the WCC pursuant to which the WCC provides loan portfolio management services, including billing, portfolio administration and collection services for all loans owned, acquired or made by First Bank.

  While the Company is obtaining necessary licensing approvals for its servicing operations, certain executive officers of the Company, including Andrew Wiederhorn, Lawrence Mendelsohn, Donald Berchtold, Chris Tassos, Phillip Vincent, and Scott Stevenson are continuing to serve as executive officers of the Wilshire Private Companies and receive compensation from the Wilshire Private Companies.

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

  The following Performance Graph covers the period beginning December 19, 1996 when the Company's Common Stock was first traded on the NASDAQ Stock Market through December 31, 1998. The graph compares the performance of the Company's Common Stock to the S&P 500 and a Financial Services Index ("FSI").

                                   [GRAPHIC]

                         1998 Measurement Period(1)(2)

                                            December 19,       December 31,       December 31,       December 31,
                                                1996               1996               1997               1998
                                          -----------------  -----------------  -----------------  -----------------
      Company...........................            $100.00            $154.76            $163.08            $  2.36
      FSI(3)............................            $100.00            $102.04            $100.58            $ 65.98
      S&P 500...........................            $100.00            $ 99.33            $131.01            $126.67

(1) Assumes all distributions to stockholders are reinvested on the payment dates.

(2) Assumes $100 invested on December 19, 1996 in the Company's Common Stock, the S&P 500 Index and the FSI.

(3) The companies included in the FSI through December 31, 1997 are Advanta Corporation, Amresco Inc., Countrywide Credit Industries Inc., Green Tree Financial Corporation and Ocwen Financial Corporation. In May 1998, Green Tree Financial Corporation merged with a larger institution and therefore was replaced with Imperial Thrift and Loan Capital for the December 31, 1998 measurement date.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The following table shows as of February 28, 1999, the beneficial ownership of Common Stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group.


Name and Address of                                          Amount and Nature of      Percent of
Beneficial Owner(1)                                          Beneficial Ownership      Class (11)
-------------------                                          --------------------      ----------
Andrew Wiederhorn......................................              4,002,148(2)        33.9

Lawrence Mendelsohn....................................              1,664,831(3)        14.6

Bo Aberg...............................................                 30,010(4)          *

Chris Tassos...........................................                127,271(5)         1.1

Sheryl Anne Morehead...................................                 30,000(6)          *

Don H. Coleman.........................................                 41,771(7)          *

Philip G. Forte........................................                 18,766(8)          *

David Dale-Johnson.....................................                 42,723(9)          *

All directors and executive officers as a group (17                  6,203,053(10)       48.9
 persons)

______________
(1) The address for each stockholder is c/o Wilshire Financial Services Group Inc., 1776 S.W. Madison Street, Portland, OR 97205.
(2) Includes 5,000 shares of Common Stock held by his minor children and 25,000 shares of Common Stock held by a partnership controlled by Mrs. Wiederhorn. Also includes 730,000 shares of Common Stock, which may be acquired upon the exercise of options.
(3) Includes 125,000 shares of Common Stock held by a partnership controlled by Mr. Mendelsohn and his spouse and 500,000 shares held by his spouse. Mr. Mendelsohn disclaims beneficial ownership except to the extent of his pecuniary interest. Also includes 365,000 shares of Common Stock, which may be acquired upon the exercise of options.
(4) Includes 30,000 shares of Common Stock, which may be acquired upon the exercise of options.
(5) Includes 4,761 shares of Common Stock held jointly with his spouse. Also includes 122,500 shares of Common Stock, which may be acquired upon the exercise of options.
(6) Includes 30,000 shares of Common Stock, which may be acquired upon the exercise of options.
(7) Includes 30,549 shares of Common Stock, which may be acquired upon the exercise of options.
(8) Includes 16,814 shares of Common Stock, which may be acquired upon the exercise of options.
(9) Includes 30,549 shares of Common Stock, which may be acquired upon the exercise of options.
(10) Includes 1,593,368 shares of Common Stock, which may be acquired upon the exercise of options.
(11) Subsequent to the restructuring, it is anticipated that management and all common shareholders will own 0.50% of the new common stock.

*Less than 1%.

ITEM 13. Certain Relationships and Related Transactions

See Item 12. Executive Compensation--Compensation Committee Interlocks and Insider Participation

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Financial Statements

  See Index to Financial Statements immediately following Exhibit Index.

  (b) Reports on Form 8-K

     Current report on Form 8-K, dated February 3, 1999.

  (c) Exhibits

  See Exhibit Index immediately following the signature page.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                    Page
                                                                                                                    ----
Wilshire Financial Services Group Inc. and Subsidiaries

Report of Independent Public Accountants..........................................................................    F-2

Independent Auditors' Report......................................................................................    F-3

Consolidated Financial Statements:

  Consolidated Statements of Financial Condition
     December 31, 1998 and 1997...................................................................................    F-4

  Consolidated Statements of Operations
    Years Ended December 31, 1998, 1997 and 1996..................................................................    F-5

  Consolidated Statements of Cash Flows
     Years Ended December 31, 1998, 1997 and 1996.................................................................    F-6

  Consolidated Statements of Stockholders' Equity (Deficit)
     Years Ended December 31, 1998, 1997 and 1996.................................................................    F-8

  Notes to Consolidated Financial Statements......................................................................    F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Wilshire Financial Services Group Inc. and Subsidiaries:

  We have audited the accompanying consolidated statements of financial condition of Wilshire Financial Services Group Inc. and Subsidiaries (the ''Company'') as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Financial Services Group Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a significant loss in 1998 and has a net capital deficiency of approximately $92.8 million at December 31, 1998. In addition, as described in Note 1 to the accompanying consolidated financial statements, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on March 3, 1999. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including its plan of reorganization, are also described in Note 1. In the event the plan of reorganization is accepted, the continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



                                                        /s/ Arthur Andersen LLP



Los Angeles, California
March 19, 1999

                          INDEPENDENT AUDITORS' REPORT

 To the Board of Directors and Stockholders
     Wilshire Financial Services Group Inc. and Subsidiaries

  We have audited the consolidated statements of operations, stockholders' equity and cash flows of Wilshire Financial Services Group Inc. and Subsidiaries (the ''Company'') for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the result of operations and cash flows of Wilshire Financial Services Group Inc. and Subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

  As discussed in Note 13 to the consolidated financial statements, as of March 14, 1997, the Company's subsidiaries, First Bank of Beverly Hills F.S.B. and Girard Savings Bank F.S.B. are operating under regulatory agreements with the Office of Thrift Supervision that require them to meet certain prescribed requirements.



                              /s/   Deloitte & Touche LLP

March 14, 1997
Los Angeles, California

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (Dollars in thousands, except share data)

                                                                                                       December 31,
                                                                                                ---------------------------
                                                                                                    1998           1997
                                                                                                -------------  ------------
ASSETS
Cash and cash equivalents.....................................................................    $   23,468    $   66,115
Mortgage-backed securities available for sale, at fair value..................................       114,463       298,964
Mortgage-backed securities held to maturity, at amortized cost................................        13,580        18,468
Securities held to maturity, at amortized cost................................................         5,962         5,946
Trading account securities....................................................................                      38,969
Loans, net....................................................................................       455,561       153,908
Discounted loans, net.........................................................................        51,989       463,355
Loans held for sale, net, at lower of cost or market..........................................       284,672       310,694
Stock in Federal Home Loan Bank of San Francisco, at cost.....................................         5,332         5,031
Real estate owned, net........................................................................        62,168       169,612
Leasehold improvements and equipment, net.....................................................         6,694         2,507
Due from affiliate, net.......................................................................                      42,171
Accrued interest receivable...................................................................         5,468         6,641
Investment in Wilshire Real Estate Investment Trust Inc.......................................         5,979
Mortgage servicing rights, net................................................................         2,346         8,306
Income tax receivable.........................................................................         9,865
Prepaid expenses and other assets.............................................................        36,706        38,340
                                                                                                  ----------    ----------
     TOTAL....................................................................................    $1,084,253    $1,629,027
                                                                                                  ==========    ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES:
  Deposits....................................................................................    $  510,430    $  362,598
  Short-term borrowings.......................................................................       420,816       966,500
  Due to  affiliates, net.....................................................................        16,166
  Notes payable...............................................................................       184,245       184,245
  Accounts payable and other liabilities......................................................        45,391        16,562
                                                                                                  ----------    ----------
     Total liabilities........................................................................     1,177,048     1,529,905
                                                                                                  ----------    ----------

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock $.01 par value, 10,000,000 shares authorized,
    0 and 27,500 shares outstanding (1998 and 1997)...........................................                      27,500
  Common stock $.01 par value, 50,000,000 shares authorized,                                         117,708
    11,070,000 and 7,570,000 shares outstanding (1998 and 1997)...............................                      55,897
  Treasury stock, 185,000 and 5,000 shares, at cost (1998 and 1997)...........................        (2,852)         (124)
  Retained earnings (deficit).................................................................      (183,294)       18,782
  Accumulated other comprehensive loss, net...................................................       (24,357)       (2,933)
                                                                                                  ----------    ----------
     Total stockholders' equity (deficit).....................................................       (92,795)       99,122
                                                                                                  ----------    ----------
     TOTAL....................................................................................    $1,084,253    $1,629,027
                                                                                                  ==========    ==========

                See notes to consolidated financial statements

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)

                                                                                                   Year Ended December 31,
                                                                                             ------------------------------------
                                                                                                 1998         1997        1996
                                                                                             ------------  ----------  ----------
INTEREST INCOME:
  Loans....................................................................................  $   111,444   $   85,090  $   44,294
  Mortgage-backed securities...............................................................       25,676       20,785       1,797
  Securities and federal funds sold........................................................        3,396        4,182       2,331
                                                                                             -----------   ----------  ----------
    Total interest income..................................................................      140,516      110,057      48,422
                                                                                             -----------   ----------  ----------
INTEREST EXPENSE:
   Deposits................................................................................       25,566       25,687      25,002
   Borrowings..............................................................................       99,892       61,149       4,275
                                                                                             -----------   ----------  ----------
    Total interest expense.................................................................      125,458       86,836      29,277
                                                                                             -----------   ----------  ----------
NET INTEREST INCOME........................................................................       15,058       23,221      19,145
PROVISION FOR ESTIMATED LOSSES ON LOANS....................................................       13,338        1,991      16,549
                                                                                             -----------   ----------  ----------
NET INTEREST INCOME AFTER PROVISION FOR
 ESTIMATED LOSSES ON LOANS.................................................................        1,720       21,230       2,596
                                                                                             -----------   ----------  ----------
OTHER (LOSS) INCOME:
   Market valuation adjustments............................................................     (113,711)          --          --
   Write-down of mortgage servicing rights.................................................      (13,704)          --          --
   Gain on sales of loans..................................................................       19,240       39,049      11,538
   Servicing revenue.......................................................................        6,497        5,580          --
   Real estate owned, net..................................................................        5,508        6,309         556
   Bankcard income, net....................................................................        5,038        1,995       1,666
   Gain on sale of securities..............................................................        4,024        3,742          --
   Trading account gain, net...............................................................        1,630        2,330       1,833
   Other (loss) income, net................................................................       (8,545)       2,298       2,349
                                                                                             -----------   ----------  ----------
    Total other (loss) income..............................................................      (94,023)      61,303      17,942
                                                                                             -----------   ----------  ----------
OTHER EXPENSES:
   Compensation and employee benefits......................................................       36,787       14,404       4,464
   Loan service fees and expenses paid to affiliate........................................       39,277       28,126       5,176
   Professional services...................................................................        9,306        3,171         700
   Occupancy...............................................................................        2,461        1,125         339
   FDIC insurance premiums.................................................................          896        1,049       2,381
   Corporate travel and development........................................................        6,851        3,439         519
   Depreciation and amoritization..........................................................        3,995          495         164
   Other general and administrative expense................................................       13,839        4,923       1,703
                                                                                             -----------   ----------  ----------
    Total other expenses...................................................................      113,412       56,732      15,446
                                                                                             -----------   ----------  ----------
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION........................................     (205,715)      25,801       5,092
INCOME TAX (BENEFIT) PROVISION.............................................................       (4,056)      10,637         125
                                                                                             -----------   ----------  ----------
NET (LOSS) INCOME..........................................................................  $  (201,659)  $   15,164  $    4,967
                                                                                             ===========   ==========  ==========
NET (LOSS) INCOME PER SHARE:
   Basic...................................................................................      $(18.93)       $1.79       $1.07
   Diluted.................................................................................      $(18.93)       $1.69       $1.07
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic...................................................................................   10,676,685    7,569,808   4,638,926
   Diluted.................................................................................   10,676,685    8,019,299   4,647,068

                See notes to consolidated financial statements

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                            Year Ended December 31,
                                                                                    ----------------------------------------
                                                                                        1998          1997          1996
                                                                                    ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income...............................................................   $ (201,659)    $  15,164     $   4,967
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
                   Market valuation adjustments...................................      113,711                          --
      Provision for estimated losses on loans.....................................       13,338         1,991        16,549
      Provision for real estate owned losses......................................        6,225         1,944
      Write-down of mortgage servicing rights.....................................       13,704            --            --
      Depreciation and amortization...............................................        3,995           491           165
      Provision (benefit) for deferred income taxes...............................        4,437          (524)       (4,013)
      Gain on sale of real estate owned...........................................      (14,586)       (8,574)         (623)
      Origination of loans held for sale..........................................     (745,940)      (77,918)
      Purchase of loans held for sale.............................................     (507,046)     (673,234)      (28,826)
      Proceeds from sale of loans held for sale...................................      361,548       476,890            --
      Gain on sale of loans.......................................................      (19,425)      (39,049)      (11,538)
      Gain on sale of securities..................................................       (4,024)       (3,742)           --
      Gain on trading securities..................................................       (1,630)       (2,330)       (1,833)
      Amortization of discounts and deferred fees.................................      (19,031)      (28,952)       (3,324)
      FHLB stock dividend.........................................................         (301)         (241)         (111)
      Other.......................................................................        5,920
   Change in:
      Trading account securities..................................................       23,730       (12,098)      (22,708)
      Accrued interest receivable.................................................        1,173        (3,124)         (475)
      Prepaid expenses and other assets...........................................      (31,833)      (29,030)       (7,626)
      Due from affiliate, net.....................................................       64,643       (11,224)       (1,296)
      Accounts payable and other liabilities......................................       28,829        (2,027)       13,013
      Other.......................................................................                         --          (600)
                                                                                    -----------     ---------     ---------
          Net cash used in operating activities...................................     (904,222)     (395,587)      (48,279)
                                                                                     ----------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of loans and discounted loans.........................................     (561,032)     (519,451)     (482,506)
   Loan repayments................................................................      284,376       175,297        56,460
         Loan originations........................................................      (65,829)                     (2,280)
   Proceeds from sale of loans....................................................    1,193,378        31,150       312,949
   Purchase of mortgage-backed securities available for sale......................     (133,092)     (308,387)      (24,537)
   Repayments of mortgage-backed securities available for sale....................       38,602        16,680         2,226
   Proceeds from sale of mortgage backed securities available for sale............      249,272        24,556            --
   Proceeds from maturity of securities held to maturity..........................                      1,500         5,654
   Purchase of mortgage-backed securities held to maturity........................                         --       (16,079)
   Repayments of mortgage-backed securities held to maturity......................        4,807         3,169         1,820
   Purchases of FHLB stock........................................................                     (1,833)       (2,447)
   Purchases of real estate owned.................................................      (18,355)      (47,445)      (67,344)
   Proceeds from sale of real estate owned........................................      254,216        97,868        16,482
   Purchases of leasehold improvements and equipment..............................       (5,803)       (2,681)         (195)
   Other, net.....................................................................      (14,731)           --            81
                                                                                     ----------     ---------     ---------
          Net cash provided by (used in) investing activities.....................   $1,225,809     $(529,577)    $(199,716)
                                                                                     ----------     ---------     ---------

                See notes to consolidated financial statements

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                             (Dollars in thousands)

                                                                                               Year Ended December 31,
                                                                                     -------------------------------------------
                                                                                          1998           1997           1996
                                                                                     --------------  -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits.............................................    $   147,832     $ (139,016)    $ 198,090
   Net proceeds from issuance of common stock......................................         61,811             --        38,097
   Repurchase of common stock......................................................         (2,728)          (124)           --
   Proceeds from short-term borrowings.............................................      1,814,937      1,618,113       618,733
   Repayments of short-term borrowings.............................................     (2,356,565)      (749,237)     (534,109)
   Proceeds from notes payable.....................................................                       109,245        75,000
   Redemption of  preferred stock..................................................        (29,521)
                                                                                       -----------   ------------   -----------
      Net cash (used in) provided by financing activities..........................       (364,234)       838,981       395,811
                                                                                       -----------     ----------     ---------
NET (DECREASE) INCREASE IN CASH AND CASH                                                   (42,647)
 EQUIVALENTS.......................................................................                       (86,183)      147,816
CASH AND CASH EQUIVALENTS:
   Beginning of year...............................................................         66,115        152,298         4,482
                                                                                       -----------     ----------     ---------
   End of year.....................................................................    $    23,468     $   66,115     $ 152,298
                                                                                       ===========     ==========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION--Cash paid during the year for:
   Interest........................................................................    $    52,655     $   77,994     $  21,746
   Income taxes, net...............................................................          1,708          9,420           216
NONCASH INVESTING ACTIVITIES:
   Additions to real estate owned acquired in settlement of loans..................        122,704        135,205        21,751
   Transfer of securities previously classified as trading to available for sale...         16,869
NONCASH FINANCING ACTIVITIES:
   Exchange of notes payable for common stock......................................                            --        11,000
   Pay in kind preferred stock dividend............................................                         1,604            --
   Preferred stock issued in exchange for cancellation of
     accounts payable..............................................................                        27,500            --

                See notes to consolidated financial statements

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   (Dollars in thousands, except share data)

                                      Preferred Stock        Common Stock         Treasury Stock
                                    -------------------  ---------------------  ------------------
                                     Shares    Amount      Shares     Amount    Shares    Amount
                                    --------  ---------  ----------  ---------  -------  ---------
BALANCE, January 1, 1996                 --   $    --     1,300,863   $  6,800       --  $    --
 Comprehensive income:
    Net income....................
   Unrealized loss on available
    for sale securities-net
    of tax........................
   Reclassification adjustment
    for losses on
    securities on   securities
    included in net income
 Total comprehensive income.......
 Exchange of subordinated debt                            1,606,618     11,000
  for common stock................
 Issuance of common stock.........                        4,662,519     38,097
                                     ------------------------------------------------------------
BALANCE, December 31, 1996........       --         --    7,570,000     55,897       --        --
 Comprehensive income:
    Net income....................
   Unrealized loss on
    available-for- sale
    securities....................
   Reclassification adjustment
    for losses on
    securities on securities
    included in net income........
 Total comprehensive income.......
 Treasury stock acquired..........                                                5,000      (124)
 Issuance of preferred stock......   27,500     27,500
 Preferred stock dividend.........
                                     ------------------------------------------------------------
BALANCE, December 31, 1997........   27,500     27,500    7,570,000     55,897    5,000      (124)
 Comprehensive loss:
    Net loss......................
   Unrealized loss on available
    for sale securities...........
   Foreign currency translation...
   Reclassification adjustment
    for losses on securities
    on securities included in
    net income....................
 Total comprehensive loss.........
 Treasury stock acquired..........                                              180,000    (2,728)
 Preferred stock dividend.........
 Preferred stock redemption.......  (27,500)   (27,500)
 Common stock issuance, net of                            3,500,000     61,811
  offering costs of $8,189........
                                     ------------------------------------------------------------
BALANCE, December  31, 1998              --   $     --   11,070,000   $117,708  185,000   $(2,852)

                                         Retained          Accumulated Other
                                         Earnings            Comprehensive
                                         (Deficit)           Income (Loss)         Total
                                     ------------------  ----------------------  ----------
BALANCE, January 1, 1996                                              $    (16)  $   7,039
                                             $     255
 Comprehensive income:
    Net income....................               4,967                               4,967
   Unrealized loss on available                                         (1,914)     (1,914)
    for sale securities-net
    of tax........................
   Reclassification adjustment                                           1,833       1,833
    for losses on                                                                ---------
    securities on   securities
    included in net income
 Total comprehensive income.......                                                   4,886
 Exchange of subordinated debt                                                      11,000
  for common stock................
 Issuance of common stock.........                                                  38,097
                                     -----------------------------------------------------
BALANCE, December 31, 1996........               5,222                     (97)     61,022
 Comprehensive income:
    Net income....................              15,164                              15,164
   Unrealized loss on                                                   (8,908)     (8,908)
    available-for-sale
    securities....................
   Reclassification adjustment                                           6,072       6,072
    for losses on                                                                ---------
    securities
    included in net income........
 Total comprehensive income.......                                                  12,328
 Treasury stock acquired..........                                                    (124)
 Issuance of preferred stock......                                                  27,500
 Preferred stock dividend.........              (1,604)                             (1,604)
                                     -----------------------------------------------------
BALANCE, December 31, 1997........              18,782                  (2,933)     99,122
 Comprehensive loss:
    Net loss......................            (201,659)                           (201,659)
   Unrealized loss on available                                        (48,434)    (48,434)
    for sale securities...........
   Foreign currency translation...                                       1,287       1,287
   Reclassification adjustment                                          25,723      25,723
    for losses on securities                                                     ---------
    on securities included in
    net income....................
 Total comprehensive loss.........                                                (223,083)
 Treasury stock acquired..........                                                  (2,728)
 Preferred stock dividend.........                (417)                               (417)
 Preferred stock redemption.......                                                 (27,500)
 Common stock issuance, net of                                                      61,811
  offering costs of $8,189........
                                     -----------------------------------------------------
BALANCE, December  31, 1998                  $(183,294)               $(24,357)  $ (92,795)

                See notes to consolidated financial statements

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except share amounts)


1.   PROPOSED RESTRUCTURING OF THE COMPANY

   The recent dramatic events in the financial markets, as discussed below in Notes 2 and 3, which included a significant reduction in valuations of, and liquidity for, mortgage-backed securities and loans, have had a significant adverse impact on the liquidity and financial condition of Wilshire Financial Services Group Inc. and subsidiaries, collectively ("WFSG" or the "Company"). The decline in valuations resulted in substantial collateral calls from the Company's lenders in 1998 and continuing into 1999, which reduced the Company's cash position and eventually prompted asset sales at depressed prices to meet these calls and to provide liquidity. While these asset sales have improved the liquidity position of the Company, the market for mortgage-backed securities (particularly subordinate mortgage-backed securities) and loans has not fully recovered and the financial markets in which the company operates generally continue to be volatile. Further, certain of the Company's lenders have expressed concern about continued lending given these market conditions and recent losses incurred by the Company.

   In order to address these liquidity concerns and to improve the Company's financial condition, management entered into discussions with an unofficial committee of holders of a majority of the Company's $184.2 million in outstanding publicly issued notes (the "Old Notes") and its financial advisors in the Company and legal counselors concerning a restructuring of the Company's obligations. Following extensive discussions, the Company and the unofficial committee agreed to a restructuring of the Company whereby (i) the noteholders would exchange their notes for new common stock in the Company; (ii) existing holders of common stock in the Company would exchange all their shares for 0.50% of new common stock and (iii) pending consummation of the restructure, the noteholders would forbear from declaring certain defaults which resulted from the net losses incurred by the Company and the actions taken by the Company to meet collateral calls.

  In connection with the restructuring, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on March 3, 1999. It is currently anticipated that this reorganization plan will be confirmed by the Bankruptcy Court in the District of Delaware on or about April 12, 1999. There can be no assurance that confirmation of the plan will occur on that date or whether the form and structure of the plan will materially change from its current state or that the restructuring will achieve the intended economic effect.

  Management believes that this restructuring will significantly improve the Company's financial position by reducing indebtedness by $184.2 million, the interest cost associated with that indebtedness, and significantly increasing the Company's stockholders' equity.

  As part of the restructuring plan, the Company will exchange the stock or assets of Wilshire Servicing Corporation ("WSC"), a wholly owned subsidiary of the Company, for 100% of the voting common stock (representing 50.01% of the economic value) of WCC Inc., a newly formed entity which will engage in servicing operations previously performed by Wilshire Credit Corporation ("Credit") an affiliated entity which is currently owned by the two largest stockholders of the Company and WSC. The remaining 49.99% economic interest of WCC Inc. will be held by a designee of a third party financier, who has previously provided approximately $160 million in loans to Credit. The designee will take control of Credit as part of the restructuring. In exchange for its 49.99% interest in WCC Inc., the designee will contribute the assets of Credit to WCC Inc.

     The reorganization plan also contemplates the receipt of debtor-in-possession ("DIP") financing of up to $10 million from Wilshire Real Estate Investment Trust Inc. ("WREIT"). There can be no assurance that WREIT has the ability to fund the DIP facility or that such transactions will ultimately be consummated. The DIP financing will be secured by the stock of First Bank of Beverly Hills, FSB, a wholly owned subsidiary of the Company (see Note 4).

     In addition, prior to the reorganization, the Company and the unofficial noteholders committee negotiated a compromise and settlement of a claim held by WREIT (see Note 14) against the Company of approximately $18.4 million.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except share amounts)

Under this compromise and settlement, WREIT will receive new 6% pay in kind notes due 2006 of the reorganized company having a principal amount equal to such claim only to the extent WREIT funds the DIP facility.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

     To the extent WREIT does not fund or only funds a portion of the DIP facility, a proportionate amount of the WREIT claim will be treated pari passu with the Old Notes and the amount of the new 6% notes will be proportionately reduced. (see Note 14).

   The matters discussed above and below in Notes 2 and 3 raise substantial doubt about the Company's ability to continue as a going concern. In the event the plan of reorganization is confirmed, the continuation of the business is dependent on the Company's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   GENERAL MARKET CONDITIONS

  Beginning in August 1998, and more significantly since mid-October 1998, the global financial marketplace has experienced overwhelming changes and volatility. The market for loans and mortgage-backed securities and, in particular, subordinate credit related tranches of these securities, has experienced dramatically widening spreads from U.S. Treasury instruments. Liquidity problems affecting certain Wall Street firms, hedge funds and other financial instruments investors have exacerbated this market phenomenon through forced liquidation of their assets. This led to an increased need for liquidity at the Company both to meet collateral margin calls on short term facilities used to finance loans and mortgage-backed securities and as a preemptive measure to protect against future mortgage-backed securities spread distortions.

   As a result, the Company sold approximately $580.0 million of its loans and mortgage-backed securities during the fourth quarter of 1998 in order to meet collateral calls and reduce outstanding debt. The Company reported two major dispositions of assets on Current Report Form 8-K during the fourth quarter of 1998. The first reported disposition included (a) 68 classes of subordinate mortgage-backed securities for proceeds of approximately $63.3 million, (b) a pool of discounted loans for proceeds of $211.8 million and (c) mortgage servicing rights for proceeds of $1.4 million. The second disposition of assets reported on Current Report Form 8-K was the sale of a pool of non-discounted mortgage loans for proceeds of approximately $232.5 million. Subsequent to December 31, 1998, the Company sold loans held for sale with carrying value of approximately $78.8 million and discounted loans with carrying value of approximately $30.3 million. As a result of these sales, short term borrowings were reduced $106.8 million. The Company reflected the losses from these transactions in Market Valuation Adjustments (see Note 3). Management believes that the Company's losses would have been far less severe than those experienced, had the Company not been forced to sell these assets, but rather been able to hold these assets until market conditions stabilized.

   In addition to these significant asset sales, the Company, as a result of reviewing its current operations, reduced its workforce by approximately 33% during the fourth quarter of 1998, primarily resulting from the Company's strategic decision to eliminate its retail residential mortgage and manufactured housing origination activity. During 1998, these origination activities accounted for approximately $95.5 million of the Company's $811.8 million of origination production. The Company has written-off approximately $1.2 million of goodwill, included in depreciation and amortization in the Consolidated Statements of Operations, established upon acquisition of the residential real estate mortgage origination branches.

   Additionally, during 1998, the Company was negotiating with a European insurance company to acquire its wholly owned subsidiary, which holds a portfolio of loans and other financial instruments. The Company had incurred approximately $8.2 million of capitalized costs relating to the proposed transaction, consisting of a non-refundable deposit of approximately $7.2 million and approximately $1.0 million of deal costs. In the fourth quarter of 1998, this transaction was not consummated. As a result, the $8.2 million of costs were written-off at that time, which is included in other income (loss) in the Consolidated Statements of Operations for the year ended December 31, 1998.

  The Company has also reduced the carrying value of certain capitalized mortgage servicing rights due to faster than expected prepayments of the underlying loans and revised estimates of future prepayments and other factors. The Company recorded total write-downs related to servicing rights of $13.7 million in determining net loss for the year ended December

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

31, 1998. The Company has also evaluated the impact of the current market conditions on the estimated fair market values of the remainder of its mortgage-backed securities portfolio and reflected in market valuation adjustments discussed below that amount ($9.2 million) which has been deemed by management to represent other than temporary impairment as of December 31, 1998.

3.   MARKET VALUATION ADJUSTMENTS

  As noted above, during the fourth quarter of 1998 and continuing into 1999, the Company sold a significant amount of its loans and mortgage-backed securities to meet collateral calls and increase liquidity. The declines in the values of the assets included in these sales have been recognized and classified as market valuation adjustments in the statement of operations in determining net loss for the year ended December 31, 1998. In addition, the Company has evaluated the impact of the current market conditions on the estimated fair market values of the remainder of its mortgage-backed securities portfolio and reflected in market valuation adjustments any impairment deemed by management to represent other than temporary impairment as of December 31, 1998. Management's evaluation of other than temporary impairment considers the magnitude and trends in the decline of the fair market values of securities, and the Company's ability to collect all amounts due according to the contractual terms. If future market conditions continue to negatively impact the value of these assets, additional other than temporary impairments may be incurred.

  During the fourth quarter of 1998, the Company sold discounted loans with a carrying value of $223.1 million, loans held for sale with a carrying value of $277.6 million and mortgage-backed securities with carrying value of $77.9 million. As a result of these sales, short term borrowings were reduced $554.6 million at the time of these transactions.

   Total market valuation adjustments recorded in net loss for the year ended December 31, 1998 was approximately $113.7 million. Of this amount, $22.2 million relates to sales of mortgage-backed securities, $9.2 million relates to other than temporary impairment of mortgage-backed securities remaining in the portfolio, $36.6 million relates to sales of loans held for sale, discounted loans and real estate owned, $15.3 million relates to hedge losses previously deferred in the Company's Consolidated Statement of Financial Condition (see
Note 12, Commitments, Contingencies and Off-Balance Sheet Risk), and $30.4 million relates to valuation allowances provided by management relating to loans held for sale and discounted loans held by the Company as of December 31, 1998.

   Management cannot readily predict the impact of any future adverse market conditions on asset sales and the impact of such potential future events on the operations, financial condition and capital of the Company.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations--The operations of the Company are conducted primarily through a nonbank subsidiary, Wilshire Funding Corporation (''WFC'') and through a second-tier subsidiary savings bank, First Bank of Beverly Hills F.S.B., (''FBBH'' or the ''Bank''). See Notes 1 and 15 regarding the pledge of the stock of FBBH to secure the DIP facility in 1999.

  The Company is primarily engaged in the acquisition of pools of performing, sub-performing and non-performing residential and commercial mortgage loans, as well as foreclosed real estate and mortgage-backed securities. The Company also acquires newly originated residential mortgage loans through correspondents and operates a merchant bankcard processing business. The Company's primary sources of revenue are from interest income from real estate and consumer loans acquired in purchase transactions, mortgage-backed securities, income from loan sale and securitization transactions, and, to a lesser extent, revenues from merchant bankcard operations.

  Administrative headquarters of the Company, the Bank and WFC are located in Portland, Oregon. The Bank is a federally chartered savings institution regulated by the Office of Thrift Supervision (''OTS''). The Bank conducts its operations through a branch and a merchant bankcard center in Southern California.

  The Company began operations in France and the United Kingdom and Ireland (the ''European Operations'') in 1996. The total assets of these operations as of December 31, 1998 and 1997 were $48,226 and $63,665, respectively, consisting

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

primarily of real estate and real estate secured loans. Gross revenues from the Company's European operations for 1998 and 1997 totaled $8,612 and $2,580 respectively. Amounts for Ireland have been combined with the United Kingdom.

  Bank Merger--On December 31, 1997, FBBH was merged into its affiliate, Girard Savings Bank F.S.B. (''GSB'') and the surviving entity was renamed First Bank of Beverly Hills, F.S.B. The merger of the two affiliates was accomplished in an all stock transaction and, due to their common ownership, has been accounted for as a reorganization of affiliates under common control in a manner similar to the pooling-of-interests method.

  The assets, liabilities, equity and results of operations for all prior periods presented have been restated to reflect FBBH and GSB as if they had been combined from the beginning of the earliest period presented. There were no material intercompany eliminations or adjustments that were required in the accompanying financial statements.

  Principles of Consolidation--WFSG was incorporated in 1996 to be the holding company for Wilshire Acquisitions Corporation (''WAC''), which is the holding company for the Bank. WFSG formed certain nonbank subsidiaries, including WFC, and completed an initial public offering of common stock and a public debt offering in the fourth quarter of 1996. The accompanying consolidated financial statements include the accounts of WAC and the Bank for periods prior to the formation of WFSG. Intercompany accounts have been eliminated in consolidation.

  For purposes of presenting information about WFSG's common stock, weighted average number of shares outstanding and earnings per share, outstanding shares of common stock of WAC prior to its combination with WFSG have been retroactively restated to their WFSG equivalents based on the conversion ratio at the time of the combination discussed above.

  Use of Estimates in the Preparation of the Consolidated Financial Statements-- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include valuation allowances for loans, real estate owned and net deferred tax assets, merchant bankcard charge-back reserves, the determination of fair values of certain financial instruments for which there is not an active market, the allocation of basis between assets sold and retained, the evaluation of other than temporary impairment and the selection of yields utilized to recognize interest income on certain mortgage-backed securities. Estimates and assumptions also effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents--For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and securities with original maturities less than 90 days.

  Securities and Mortgage-Backed Securities--The Company's securities portfolios consist of mortgage-backed and other debt securities that are classified as held to maturity, trading and available for sale. Securities are classified as held to maturity when management has the ability and the positive intent to hold the securities to maturity. Securities classified as held to maturity are carried at their historical cost basis, adjusted for the amortization of premiums and accretion of discounts using a method that approximates the interest method. Securities classified as trading account securities include subordinated securities and the residual interests in loan securitization transactions initiated by the Company. Trading account securities are carried at estimated fair market value, with unrealized gains and losses reported in current operations. Securities are classified as available for sale when the Company intends to hold the securities for an indefinite period of time, but not necessarily to maturity. Securities classified as available for sale are reported at their fair market values with unrealized holding gains and losses on securities reported, net of tax, when applicable, as a separate component of comprehensive income in stockholders' equity (deficit). Holding gains and losses on securities classified as available for sale that are determined by management to be other than temporary in nature are reclassified from the unrealized holding losses included in comprehensive (loss) income to current operations. Realized gains and losses from the sales of available for sale securities are reported separately in the Consolidated Statements of Operations and are calculated using the specific identification method.

  Loans, Discounted Loans, Loans Held for Sale and Allowance for Loan Losses-- The Company's principal business involves acquiring performing, sub-performing and non-performing loan portfolios, for prices generally at or below face value

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

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

  Discounted loans are presented in the Consolidated Statements of Financial Condition net of unaccreted discount and allowance for loan losses established for those loans. Unaccreted discounts represent the portion of the difference between the purchase price and the principal face amount on specific loans that is available for accretion to interest income. The allowance for loan losses includes valuation allowances for estimated losses against the cost of the loans that are established at acquisition and for subsequent valuation adjustments that are provided for through current period earnings and are based on discounted future cash flows or the fair value of the underlying real estate collateral for collateral dependent loans. If total cash received on a pool of loans exceeds original estimates, excess specific valuation allowances are recorded as additional discount accretion on the cost-recovery method. The allocated specific valuation allowances are included in the allowance for loan losses. Where appropriate, discounts are accreted into interest income on a cash basis.

   In addition, for loans purchased by the Bank, the initial discounts are further segregated into a valuation allowance for inherent losses in the loan portfolio that have yet to be specifically identified (''general valuation allowance'') as required by the OTS regulations. The allocated specific and general valuation allowances are included in the allowance for loan losses.

  Loans other than discounted loans are presented in the Consolidated Statements of Financial Condition in substantially the same manner as discounted loans. Interest income is recognized on an accrual basis. Originated loans are carried net of unamortized deferred origination fees and costs. Deferred fees and costs are recognized in interest income over the terms of the loans using a method that approximates the interest method.

  Certain loans and discounted loans are designated as loans held for sale (including loans originated by the Company) and are presented at the lower of cost or fair value. Cost is determined as described above. If fair value is less than cost, a valuation allowance is recorded through a charge to earnings to reduce the carrying value to fair value.

  Gains or losses on loans sold through securitization or other transactions are based on the difference between the cash proceeds received on the sales or certificates sold to outside investors and the Company's cost basis allocated to such interests in the loans. The percentage allocation of the loans' cost basis between the portions sold and the subordinated interests and servicing rights retained, if any, is based on their relative fair values.

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

  The Company evaluates single-family real estate, consumer and other smaller balance, homogeneous loans for impairment on a collective basis. Management evaluates these loans for impairment by comparing management's estimate of net realizable value to the net carrying value of the portfolios.

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

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

  It is the Company's policy to establish an allowance for uncollectible interest on loans that are past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

  Mortgage Servicing Rights--The Company capitilizes mortgage servicing rights retained when the mortgage loans are either sold or securitized, based upon the allocation of loan basis between the loans sold or securitized and the servicing rights retained based on their relative fair market values. Servicing assets and liabilities are subsequently amortized in proportion to and over the period of estimated net servicing income. Impairment of mortgage servicing rights is evaluated by comparing the carrying amounts to the estimated fair values. The Company had mortgage servicing rights with a carrying value of $2,346 as of December 31, 1998. During the year ended December 31, 1998, the Company wrote-down mortgage servicing rights by $13,704 as a result of faster than expected prepayments and management's revised estimates of future prepayments and other factors.

  The Company estimates the relative fair market values of mortgage servicing rights retained in a whole loan sale or securitization by applying a market multiple for similar servicing rights traded in the public market to the servicing fee and the unpaid principal balance of the loans to be serviced. The market multiples used during 1998 ranged from 4.0 to 6.0. The fair market values of subordinated interests is determined by management based on market assumptions for similar securitization transactions.

  Interest-Rate Swaps--Interest-rate swap agreements used to manage interest-rate risk are treated, where appropriate, as hedges of specified assets or liabilities for accounting and tax purposes and are accounted for on a settlement basis. That is, the periodic net settlement with the counterparties to the swap agreements of the interest paid/received is recorded as an adjustment to interest income or expense derived from the hedged assets or liabilities. Any gain or loss generated by the early termination or sale of an interest rate swap agreement is deferred and recorded in the cost basis of the hedged item.

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

  Foreign Currency Translation--All assets and liabilities relating to the Company's foreign activities are translated at current exchange rates. The results of the Company's foreign operations are translated at the average exchange rate for each reporting period. Translation adjustments, related hedging results and applicable income taxes are included, when material, in the accumulated translation adjustments as a separate component of comprehensive
(loss) income within stockholders' equity (deficit). The Company had unrealized gains from foreign currency translation adjustments of $1,287 included in accumulated other comprehensive (loss) income, net, as of December 31, 1998. As of December 31, 1997 such adjustments were not material to the consolidated financial statements.

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

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

  Income Taxes--The provision (benefit) for income taxes is based on income
(loss) recognized for financial statement purposes. The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return. Certain foreign subsidiaries which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. federal income tax return and separate provisions for income taxes have been determined for these entities. Deferred income taxes result from temporary differences between financial statement income and that recognized for tax return purposes,
carryforwards of losses and income tax credits.   A valuation allowance is
recorded if it is more likely than not that a deferred tax asset will not be realized.

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

  (Loss) Income per Share-- Basic (loss) income per share ("EPS") excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the Company.

  New Accounting Pronouncements--SFAS No. 130, "Reporting Comprehensive Income," requires companies to report all changes in equity during a period, except those relating to investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has adopted this statement retroactively and chosen to disclose comprehensive income (loss) for the years ended December 31, 1998, 1997 and 1996 which encompasses net income (loss), unrealized holding losses on available for sale securities and currency translation adjustments, on the face of the accompanying Consolidated Statements of Stockholders' Equity (Deficit).

  In 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes standards for the way that public entities report selected information about operating segments in annual financial statements and requires that those entities report selected information about operating segments in interim financial reports issued to
shareholders.   The segment information required by this pronouncement is
disclosed in the notes to the Company's consolidated financial statements (See Note19).

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the consolidated statement of financial condition as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gain or loss to be offset with the related results on the hedged item in the consolidated statement of operations, or in certain circumstances can be deferred in other comprehensive income and later offset with the results of the hedged item in the Consolidated Statement of Operations. A company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Management expects that the Company will adopt SFAS No. 133 on January 1, 2000. Management has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the method of its adoption of SFAS No. 133. However, the Statement could increase volatility in earnings and other comprehensive income.

  In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", an amendment of SFAS No. 65. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. This Statement standardizes how

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. Adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

  Reclassifications--Certain items in the consolidated financial statements for 1997 and 1996 were reclassified to conform to the 1998 presentation.

5.   SECURITIES

  The amortized cost, fair value and gross unrealized gains and losses on U.S. Treasury Notes and mortgage-backed securities (excluding trading securities) as of December 31, 1998 and 1997 are shown below. Fair market value estimates were obtained from independent parties.

                                                                                                             Estimated
                                                                                       Gross       Gross        Fair
                                                                         Amortized   Unrealized  Unrealized    Market
                                                                            Cost       Gains       Losses      Values
                                                                         ----------  ----------  ----------  ----------
December 31, 1998
  Available-for-sale mortgage-backed securities........................    $140,107      $2,317     $27,961    $114,463
                                                                           ========      ======     =======    ========
  Held-to-maturity:
     U.S. Treasury notes...............................................    $  5,962      $  250  $             $  6,212
     Mortgage-backed securities........................................      13,580                      69      13,511
                                                                           --------  ----------     -------    --------
        Total held-to-maturity.........................................    $ 19,542      $  250     $    69    $ 19,723
                                                                           ========      ======     =======    ========

  December 31, 1997
  Available-for-sale mortgage-backed securities........................    $304,122      $5,198     $10,356    $298,964
                                                                           ========      ======     =======    ========
  Held-to-maturity:
     U.S. Treasury notes...............................................    $  5,946      $  148   $    --      $  6,094
     Mortgage-backed securities........................................      18,468          54         238      18,284
                                                                           --------      ------     -------    --------
        Total held-to-maturity.........................................    $ 24,414      $  202     $   238    $ 24,378
                                                                           ========      ======     =======    ========


   During the year ended 1998, the Company reclassified securities with carrying value of $16,869 from trading account to available for sale.

   The amortized cost of the securities reflects the impairment adjustments deemed to be other than temporary as discussed in Note 3, above. The total amount of impairment write downs were $31.4 million for the year ending December 31, 1998, and have been reflected as market valuation adjustments in the accompanying consolidated statement of operations. There were no impairment write-downs recognized during the year ended December 31, 1997.

  At December 31, 1998, the net unrealized loss on available-for-sale mortgage-backed securities totaled approximately $25.6 million. In the opinion of management, these losses represent temporary declines in the fair market values of such securities and do not represent other than temporary declines in such market values. Should the nature and duration of these market value declines for such securities change in the future, such changes in management's estimates will be reflected as losses in the Company's Consolidated Statements of Operations at that time.

  Securities held to maturity other than mortgage-backed securities at December 31, 1998 and 1997 had contractual maturities of one to five years.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

  The Company expects to receive payments on all mortgage-backed securities over periods that are considerably shorter than the contractual maturities of the securities, which range from 6 to 30 years.

  At December 31, 1998 and 1997, securities, with carrying values of $123,546 and $337,933, respectively, and market values of approximately $123,736 and $338,043, respectively, were pledged to secure merchant bankcard transactions, short-term borrowings and lines of credit (see Note 10). Of the total securities pledged, securities with fair values of approximately $133,961 and $338,043, were held by a third-party custodian as of December 31, 1998 and 1997, respectively.

  Gains and losses from the sale of securities available for sale were $10,062 and $6,038, respectively during the year ended December 31, 1998. Gains from the sale of securities available for sale were $3,742 during the year ended
December 31, 1997, and there were no losses during that period.   There were no
gains or losses on sale of securities available for sale during the year ended December 31, 1996.

6.   LOANS, DISCOUNTED LOANS AND LOANS HELD FOR SALE

  The Company's loans are comprised of loans, discounted loans and loans held for sale. Following is a summary of each loan category by type:

                                                                                                   December 31,
                                                                                            --------------------------
                                                                                                1998          1997
                                                                                            ------------  ------------
  Loans
  Real estate loans:
     One to four units....................................................................     $259,150      $ 46,968
     Over four units......................................................................       65,482        55,216
     Commercial...........................................................................      125,809        62,781
     Land.................................................................................          457         1,172
                                                                                               --------      --------
     Total loans secured by real estate...................................................      450,898       166,137
  Other loans.............................................................................       16,122        15,196
                                                                                               --------      --------
                                                                                                467,020       181,333
  Less:
     Allowance for loan losses............................................................      (18,163)      (23,940)
     Premium (discount) on purchased loans and deferred fees..............................        6,704        (3,485)
                                                                                               --------      --------
                                                                                               $455,561      $153,908
                                                                                               ========      ========


                                                                                                    December 31,
                                                                                            ----------------------------
                                                                                                1998           1997
                                                                                            -------------  -------------
  Discounted Loans
  Real estate loans:
     One to four units....................................................................     $  93,133      $ 507,206
     Over four units......................................................................         2,188         16,300
     Commercial...........................................................................        17,964         67,474
     Land.................................................................................         3,937         11,896
                                                                                               ---------      ---------
     Total loans secured by real estate...................................................       117,222        602,876
  Other loans.............................................................................       227,844        238,152
                                                                                               ---------      ---------
                                                                                                 345,066        841,028
  Less:
     Market valuation adjustments.........................................................       (22,455)
     Allowance for loan losses............................................................      (262,026)       (87,229)
     Discount on purchased loans..........................................................        (8,596)      (290,444)
                                                                                               ---------      ---------
                                                                                               $  51,989      $ 463,355
                                                                                               =========      =========

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

                                                                                                   December 31,
                                                                                            --------------------------
                                                                                                1998          1997
                                                                                            ------------  ------------
  Loans Held for Sale
  Real estate loans:
     One to four units....................................................................     $199,302      $259,633
     Over four units......................................................................        1,597        13,085
     Commercial...........................................................................       25,598        25,521
     Land.................................................................................        3,434         5,659
                                                                                               --------      --------
     Total loans secured by real estate...................................................      229,931       303,898
  Other loans.............................................................................       70,219        34,247
                                                                                               --------      --------
                                                                                                300,150       338,145
  Less:
     Market valuation adjustments.........................................................       (7,945)
     Allowance for loan losses, deferred fees, and discounts and premium on                      (7,533)
       purchased loans....................................................................     --------       (27,451)
                                                                                                             --------
                                                                                               $284,672      $310,694
                                                                                               ========      ========

  As of December 31, 1998 and 1997 loans with adjustable rates of interest were $383,264 and $388,783, respectively, and loans with fixed rates of interest were $728,972 and $971,723, respectively. Adjustable-rate loans are generally indexed to U.S. Treasury Bills, the FHLB's Eleventh District Cost of Funds Index, LIBOR or Prime and are subject to limitations on the timing and extent of adjustment. Most loans adjust within six months of changes in the index.

  At December 31, 1998 and 1997, loans with unpaid principal balances of approximately $380,393 and $832,242, respectively, were pledged to secure credit line borrowings and repurchase agreements included in short-term borrowings (see
Note 10).


  Activity in the allowance for loan losses is summarized as follows:

                                                                                            Year Ended December 31,
                                                                                   -----------------------------------------
                                                                                       1998           1997          1996
                                                                                   -------------  ------------  ------------
  Balance, beginning of year.....................................................     $ 118,275      $ 37,555      $ 25,651
  Allocations of purchased reserves:
     at acquisition..............................................................       372,136       174,920        10,751
     at disposition..............................................................      (219,148)      (97,397)      (17,218)
  Recoveries.....................................................................         2,818         1,206         1,822
  Provision for estimated losses on loans........................................        13,338         1,991        16,549
  Currency translation adjustment................................................         1,449
                                                                                      ---------   -----------   -----------
  Balance end of year............................................................     $ 288,868      $118,275      $ 37,555
                                                                                      =========      ========      ========

  At December 31, 1998 and 1997, the Bank had impaired loans (other than discounted loans) totaling $5,194 and $26,445, respectively, and had recorded specific valuation allowances to measure the impairments of those loans totaling $869 and $5,560, respectively. At December 31, 1998 and 1997, the Bank had impaired loans totaling $6,963 and $15,771, respectively, with no recorded specific valuation allowances. At December 31, 1998 and 1997, the nonbank subsidiaries had impaired loans (other than discounted loans) with unpaid principal balances of $10,445 and $48,762, respectively, and a carrying value, net of purchase discount, of $7,890 and $28,866, respectively, which is below fair value. The average unpaid principal balances of impaired loans during the years ended December 31, 1998 and 1997 were $102,399 and $60,857, respectively. Interest income recognized on impaired loans during 1998, 1997 and 1996 was $95, $3,245 and $1,746, respectively, based on cash payments. These amounts exclude consideration of single-family residential and other loan pools evaluated for impairment on a pooled basis.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

  The above amounts do not include impaired discounted loans. Management has determined that generally all discounted loans meet the criteria for impairment and collectively evaluates these loans for impairment.

  The Company has a geographic concentration of mortgage loans in Southern California and in the northeastern United States.

  Management's estimates are utilized to determine the adequacy of the allowance for loan losses. Estimates are also involved in determining the ultimate recoverability of purchased loans and, consequently, the pricing of purchased loans. These estimates are inherently uncertain and depend on the outcome of future events. Although management believes the levels of the allowance as of December 31, 1998 and 1997 are adequate to absorb inherent losses in the loan portfolio, rising interest rates, various other economic factors and regulatory requirements may result in increasing levels of losses. Those losses will be recognized if and when these events occur.


7.   REAL ESTATE OWNED

  Real estate owned consists of property that was obtained through foreclosure or was purchased directly. Activity in the valuation allowance on real estate owned is as follows:

                                                                                            Year Ended December 31,
                                                                                      -----------------------------------
                                                                                         1998         1997        1996
                                                                                      -----------  ----------  ----------
   Valuation allowance for losses on real estate owned,                                  $ 5,070
       beginning of year............................................................                 $    --     $ 1,193
   Valuation allowance on real estate sold..........................................      (4,548)     (3,662)     (3,322)
   Allocation of purchase discount..................................................        (979)      6,788       2,129
   Provision for losses.............................................................       2,136       1,944
                                                                                         -------     -------   ---------
   Valuation allowance for losses on real estate owned,
       end of year..................................................................     $ 1,679     $ 5,070     $    --
                                                                                         =======     =======     =======


  Real estate owned with a net carrying value of $31,414 and $40,706 at December 31, 1998 and 1997, respectively, collateralizes credit line borrowings (see Note
10).


8.   LEASEHOLD IMPROVEMENTS AND EQUIPMENT

  Leasehold improvements and equipment consist of:

                                                                                                         December 31,
                                                                                                   -------------------------
                                                                                                      1998          1997
                                                                                                   -----------  ------------
   Leasehold improvements........................................................................     $   762       $   698
   Furniture and equipment.......................................................................       8,439         2,927
                                                                                                      -------       -------
   Total cost....................................................................................       9,201         3,625
   Accumulated depreciation and amortization.....................................................      (2,507)       (1,118)
                                                                                                      -------       -------
                                                                                                      $ 6,694       $ 2,507
                                                                                                      =======       =======

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

9.   DEPOSITS

  Deposits consist of:

                                                                                                         December 31,
                                                                                                   ------------------------
                                                                                                      1998         1997
                                                                                                   -----------  -----------
  Passbook accounts..............................................................................     $    293     $    329
  Money market accounts..........................................................................        2,060        1,563
  NOW/checking...................................................................................       10,934        5,959
  Time deposits:
     Less than $100..............................................................................      353,736      280,260
     $100 or more................................................................................      143,407       74,487
                                                                                                      --------     --------
  Total deposits.................................................................................     $510,430     $362,598
                                                                                                      ========     ========



  A summary of time deposits as of December 31, 1998, by maturity, is as follows:

   1999..........................................................................................   $423,127
   2000..........................................................................................     63,610
   2001..........................................................................................      8,615
  2002...........................................................................................      1,791
                                                                                                    --------
                                                                                                    $497,143
                                                                                                    ========

  The interest rate characteristics of certain deposits have been changed utilizing interest rate swaps. See Note 12 for the specific terms and rates on instruments outstanding.


10.   NOTES PAYABLE AND SHORT-TERM BORROWINGS

  Notes payable at December 31, 1998 and December 31, 1997 are unsecured, bear interest at 13% and mature in 2004. The costs associated with issuing the notes have been capitalized and are included in prepaid expenses and other assets in the consolidated statement of financial condition. As of December 31, 1998 these costs totaled $11,874 and are being amortized over the life of the notes on a straight-line basis. See Note 1 regarding the proposed restructuring of the Company. Should the restructuring occur, the capitalized debt issuance costs will be written off as part of the conversion of the Notes to equity of the Company.

  At December 31, 1997 the interest rate characteristics of a portion of these notes had been altered using an interest rate swap. The terms of this swap are discussed in Note 12. There was no such swap in effect as of December 31, 1998.

  Short-term borrowings at December 31, 1998 and 1997 include repurchase agreements and line of credit borrowings. Proceeds from the various credit facilities are used primarily for the acquisition of loan pools. Following is information about short-term borrowings:

                                                                                            Year Ended December 31,
                                                                                         ------------------------------
                                                                                              1998            1997
                                                                                         --------------  --------------
   Average balance during the period...................................................     $  972,376        $586,370
   Highest amount outstanding during the period........................................     $1,248,797        $966,500
   Average interest rate-during the period.............................................            7.6%            7.5%
   Average interest rate-end of period.................................................            6.8%            7.3%

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

  The Company had a secured warehouse financing facility with Prudential Securities Credit Corporation of up to $150 million for the origination or purchase of residential first and second lien mortgage loans. This facility matured on March 31, 1999 and the Company does not expect it to be extended.
The Company has repurchase agreements outstanding that mature monthly and roll into new 30 day repurchase agreements. The Company does not meet all of the financial covenants of these transactions including stockholders' equity requirements; however, the lenders have continued to roll the repurchase agreements. As of December 31, 1998, the Company had approximately $7,854 of outstanding lender collateral calls. In addition, the Company has discussed additional lending arrangements with investment banks who may provide financing on a transaction by transaction basis. There can be no assurance that lenders will not change material terms, including, but not limited to, advance rates and interest rates, or whether any such additional financing will materialize.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


11.   INCOME TAXES

  The domestic and foreign components of income (loss) before domestic and foreign income and other taxes were as follows:

                                                                                              Year Ended December 31,
                                                                                        ------------------------------------
                                                                                           1998         1997         1996
                                                                                        -----------  -----------  ----------
  Domestic............................................................................   $(184,332)     $29,689       $5,092
  Foreign.............................................................................     (21,383)      (3,888)          --
                                                                                         ---------      -------       ------
     Total............................................................................   $(205,715)     $25,801       $5,092
                                                                                         =========      =======       ======

  The components of income tax (benefit) provision were as follows:

                                                                                                Year Ended December 31,
                                                                                        ---------------------------------------
                                                                                            1998         1997          1996
                                                                                        ------------  -----------  ------------
  Current tax (benefit) provision::
     Federal..........................................................................      $(7,963)     $ 9,019       $ 3,208
     State............................................................................         (530)       2,083           930
     Foreign..........................................................................                        59            --
                                                                                        -----------      -------       -------
        Total current tax (benefit) provision.........................................       (8,493)      11,161         4,138
                                                                                            -------      -------       -------
  Deferred tax (benefit) provision:
     Federal..........................................................................        3,390         (493)       (3,135)
     State............................................................................          847          169          (878)
     Foreign..........................................................................          200         (200)           --
                                                                                            -------      -------       -------
        Total deferred tax provision (benefit)........................................        4,437         (524)       (4,013)
                                                                                            -------      -------       -------
        Total income tax (benefit) provision..........................................      $(4,056)     $10,637       $   125
                                                                                            =======      =======       =======

   The current tax benefit results from a carryback of the 1998 net operating loss, net of taxes paid on REMIC excess inclusion income.


  The difference between the effective tax rate in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

                                                                                               Year Ended December 31,
                                                                                         -----------------------------------
                                                                                            1998         1997        1996
                                                                                         -----------  -----------  ---------
   Federal income tax (benefit) provision at statutory rate............................      (35.0)%        35.0%      35.0%
   State taxes, net of federal tax effect..............................................        (9.4)         5.7        8.5
   Federal credit for foreign taxes....................................................                     (0.2)        --
   Foreign losses with no federal tax benefit..........................................         0.8         (2.5)        --
   Subpart F income....................................................................         0.3
   Valuation allowance for deferred tax asset..........................................        42.0          1.9      (33.9)
   Change in prior period estimate.....................................................                       --       (4.7)
   Other...............................................................................        (0.7)         1.3       (2.4)
                                                                                             ------         ----      -----
   Effective income tax rate...........................................................       (2.0)%        41.2%       2.5%
                                                                                             ======         ====      =====

  Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenue and expenses. Deferred income tax assets and liabilities are summarized as follows:

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

                                                                                                      December 31,
                                                                                                ------------------------
                                                                                                   1998         1997
                                                                                                -----------  -----------
  Deferred tax assets:
      Loans-purchase discounts, allowance for loan losses                                         $  8,875      $ 3,041
       and market valuation adjustments.......................................................
     Capitalized mortgage servicing rights....................................................       1,935
     Purchase accounting......................................................................                      217
     Depreciation and amortization............................................................         164           47
     Unrealized loss on available for sale securities.........................................       9,901        2,225
     Unrealized loss on investment in WREIT...................................................       1,367
     Pass through income......................................................................                    2,686
     Net operating loss carryforward..........................................................      80,198          681
     State taxes..............................................................................         263
     Accrued expenses.........................................................................       3,415
     Capitalized costs........................................................................       1,264
     Goodwill.................................................................................         390
     Capital loss carryforward................................................................       6,203
     Other....................................................................................         207          223
                                                                                                  --------      -------
        Gross deferred tax assets.............................................................     114,182        9,120
                                                                                                  --------      -------
  Deferred tax liabilities:
     Market adjustment on mortgage-backed securities and hedge instruments....................     (15,388)
     Deferred loan fees.......................................................................        (138)        (196)
     FHLB stock dividends.....................................................................         (73)        (443)
     State taxes..............................................................................                       (7)
     Unrealized gains on trading securities...................................................                   (1,057)
     Other....................................................................................        (587)          --
                                                                                                  --------      -------
        Gross deferred tax liabilities........................................................     (16,186)      (1,703)
                                                                                                  --------      -------
     Total deferred tax asset.................................................................      97,996        7,417
     Valuation allowance......................................................................     (97,996)        (485)
                                                                                                  --------      -------
        Net deferred tax asset................................................................      $           $ 6,932
                                                                                                ==========      =======

  The Company has not provided for U.S. deferred income taxes on undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested in the foreign jurisdiction.

  FASB Statement No. 109, "Accounting for Income Taxes," requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes sufficient uncertainty exists regarding the realizability of the U.S. and foreign items that a valuation allowance is required. During 1998, the net increase in the valuation allowance was $97.5 million, $11.0 million of this relates to unrealized losses recorded in stockholders' equity. The Company will review the adequacy of the valuation allowance on an ongoing basis and will recognize these benefits only as a complete reassessment indicates that it is more likely than not that the benefits will be realized.

  The Company has U.S. net operating loss carryforwards of approximately $158.9 which may be available to offset regular taxable U.S. income during the carryforward period (through 2018). The Company also has a capital loss carryforward of $13.9 for income tax purposes that expires in 2002 and 2003. Should the Company's proposed restructuring occur as discussed in Note 1, the future utilization of these losses will be subject to significant limitations as a result of a shift in ownership of the Company to the bondholders. In addition, the losses may be reduced by any cancellation of debt effects.

  The Company has foreign tax net operating loss carryforwards of $5.9 in the U.K., $1.7 in Ireland and $13.9 in France (expiring in 2002 and 2003). The Company also has a capital loss carryforward of $4.3 in France expiring in 2007. As noted

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

above, a valuation allowance has been established to offset all U.S., state and foreign net operating loss and capital loss carryforwards.


12. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET RISK

  Lease Commitments--The following is a schedule of future minimum rental payments under operating leases for the period ended December 31,1998:

        1999.............................................................................    $1,388
        2000.............................................................................       811
        2001.............................................................................       606
        2002.............................................................................       247
        2003.............................................................................        69
        Thereafter.......................................................................      --
                                                                                           --------
           Total.........................................................................    $3,121
                                                                                             ======

  Lease commitments include commitments to an affiliated company which require annual lease payments of $489 through 2001.

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

  At December 31, 1997 the Company also had open short positions on 40 U.S. Treasury Bond, 440 10-year U.S. Treasury Note, 250 5-year U.S. Treasury Note, and 450 French Franc futures contracts. The aggregate net losses on these instruments are deferred as an adjustment to the basis of the hedged assets. The total amount deferred as of December 31, 1997 in the consolidated statement of financial condition was $4.1 million. As of December 31, 1998, the Company had no outstanding short positions or associated deferred losses.

  The unusually volatile market conditions affecting the value of hedged assets caused a breakdown of the historical interest rate relationships with the related hedging instruments. The correlation between hedged assets and hedging instruments was insufficient to support continuation of this particular hedging strategy at that time. As a result, all hedging instruments related to fixed-rate or lagging-index assets held or available for sale were closed out in 1998. $19.2 million of previously deferred hedging losses were considered ineffective and charged to net loss during the year (see Note 3).

  At December 31, 1998 and 1997 the Bank had approximately $51.7 million and $194.9 million respectively, notional principal amount of interest rate swap agreements outstanding. These interest rate swaps were designated as hedges to convert fixed rate income streams on loans to variable rate. These swaps had the effect of decreasing the Company's net interest income by approximately $0.1 million and $0.6 million for the years ended December 31, 1998 and 1997, respectively. The market value of these swaps currently deferred was $0.2 million at December 31, 1998. The weighted average fixed payments and floating-rate receipts of interest were 6.20% (1998) and 6.07% (1997) over USD LIBOR, respectively.

  The Company has also utilized interest rate swaps to convert certain fixed rate borrowings to variable rate. The notional amounts of interest rate swaps related to the 13% Series B Notes were $20.0 at December 31, 1997. The weighted average fixed receipts and floating rate payments of interest were 13% and 1.25% over USD LIBOR, respectively. The Company did not have any outstanding swap agreements related to the 13% Series B Notes as of December 31, 1998.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

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

  Litigation--The Company is a defendant in legal actions arising from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability, if any, arising from such actions will not materially affect the Company's consolidated results of operations or financial position.


13. REGULATORY MATTERS


  Regulatory Agreements-- First Bank of Beverly Hills On February 8, 1999, the OTS rescinded the Cease and Desist Order (the "Order") under which the Bank had previously been operating. The Order had prohibited the Bank from: increasing total assets in excess of $750 million; purchasing any loans or real estate, without the approval of the OTS, until certain acquisition and servicing deficiencies identified by the OTS had been corrected; and purchasing any non-performing assets or foreclosed real estate until such time as the Bank was rated a composite "3" rating according to the Uniform Financial Institutions Rating System.

  Management believes that the Bank was in material compliance with the various provisions of the Order for each period that it was in place.

  Regulatory AgreementWFSG and WACOn January 7,1999, Cease and Desist Orders were imposed on WFSG and WAC by the OTS. The orders prohibit theses entities from entering into a transaction, directly or indirectly, that would cause the Bank to violate or be in violation of transactions with affiliates regulations. These Orders also require 30 day advance notification before adding, replacing, or terminating any member of the Bank's Board of Directors or any senior executive of the Bank.

  Capital Requirements--Federally insured savings associations such as the Bank are required to maintain minimum levels of regulatory capital. Those standards generally are as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on a case-by-case basis While the Order was in place, the Bank was required to maintain minimum capital ratios required of institutions to be deemed ''well capitalized.'' In connection with the 1998 examination, the OTS indicated that the capital level of the Bank exceeds the minimum requirement for ''well capitalized'' under the provisions of the Prompt Corrective Action Regulation.

  As of December 31, 1998 and 1997, the total core capital and total risk-based capital amounts of the Bank, compared to the OTS minimum requirements are as follows:

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)



                                                                                                           To Be
                                                                                                       Categorized as
                                                                            Amount Required         ''Well Capitalized''
                                                                              For Capital                  under
                                                                                Adequacy             Prompt Corrective
                                                         Actual               Purposes(1)            Action Regulations
                                                 ----------------------  ----------------------  --------------------------
                                                  Amount       Ratio      Amount       Ratio       Amount         Ratio
                                                 ---------  -----------  ---------  -----------  -----------  -------------
  December 31, 1998
  Total Capital to Risk-Weighted Assets            $55,286        14.8%    $29,894         8.0%      $37,368          10.0%
    (Risk-Based Capital).......................
  Tier 1 Capital to Risk-Weighted Assets.......     51,364        13.8      Not Applicable            22,421           6.0%
  Core Capital to Tangible Assets..............     51,364         8.8      23,478         4.0%       29,348           5.0%
  Tangible Capital to Tangible Assets..........     51,364         8.8       8,804         1.5%       Not Applicable


  December 31, 1997
  Total Capital to Risk-Weighted Assets
    (Risk-Based Capital).......................    $51,429        15.0%    $27,447         8.0%      $34,308          10.0%
  Tier 1 Capital to Risk-Weighted Assets.......     46,930        13.7%     Not applicable            20,585           6.0%
  Core Capital to Tangible Assets..............     46,930        10.1%     18,610         4.0%       23,262           5.0%
  Tangible Capital to Tangible Assets..........     46,930        10.1%      6,980         1.5%             Not applicable

-------------

  As of December 31, 1998 and 1997, the Bank's capital ratios were sufficient for it to be categorized as ''well capitalized.'' If notified or otherwise deemed to be categorized as less than "well capitalized," the Bank could be subject to restrictions, including restrictions on the use of brokered deposits as a funding source.

14.   RELATED PARTY TRANSACTIONS

   In February 1998, the Company utilized a portion of the proceeds from its February 1998 issuance of 3,500,000 shares of common stock to redeem 27,500 shares of 14% cumulative pay in kind preferred stock held by WCC.

   During the year ended December 31, 1998, the Company sold WREIT certain assets totaling approximately $198.8 million. The sales were made on terms for which prices approximated market value determined with either dealer marks, third party appraisals or broker price opinions. The assets sold consisted of $47.4 million of loans, $127.2 million of mortgage-backed securities and $24.2 million of investments in real estate.

   In September of 1998, the Company created a series of notes receivable due from WREIT totaling $15.6 million, which were collateralized by real estate assets of the WREIT. These notes receivable were due on October 1, 2008 and bear interest at 10% per annum. The offset to these notes receivable was an intercompany payable to WREIT.

   The intercompany payable to WREIT described above was combined with an obligation to refund a deposit for a loan portfolio purchase transaction and other intercompany balances due to WREIT and structured into an unsecured note payable due to WREIT bearing an interest rate of 13%. The balance of this note payable is $18.4 million and is included in due to affiliates, net in the accompanying Consolidated Statements of Financial Condition as of December 31, 1998.

   Prior to the solicitation of their reorganization plan, the Company and the unofficial noteholders committee negotiated a compromise and settlement of the note receivable held by the WREIT. Under this compromise and settlement, the holder of the compromised WREIT claim will receive a new note, which bears interest at 6% per annum, payable monthly in arrears. From the effective date of the Company's confirmed reorganization plan ("Effective Date") to the first anniversary of the Effective Date of the reorganization plan, at the option of the Company, interest payments on the new note may be

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

payable in kind. Principal and all accrued but unpaid interest is due on the seventh anniversary of the Effective Date. At any time within two years after the Effective Date, the Company has the right to settle the note payable by paying WREIT a discounted present value of the remaining scheduled interest and principal payments using a discount rate of 13.5%. Should the Company chose to settle the note payable, WREIT has the option to convert the note payable to common stock of the Company. It is currently the intention of management of the Company that the payable to WREIT will be paid in accordance with its original terms.

   On January 19, 1999, WREIT agreed to provide the Company interim financing in the amount of $5.0 million (the "Interim Facility"). The Interim Facility bears interest at 12% and is secured by the stock of the Bank. In addition, on March 3, 1999, WREIT agreed to provide the Company with debtor-in-possession financing of $10.0 million (the "DIP Facility"). The first proceeds of the DIP Facility were used to repay the Interim Facility. The DIP Facility bears interest at 12% and is secured by the stock of the Bank. If the Company identifies a new lender for the DIP Facility, subject to certain conditions, WREIT agrees to subordinate the priority of its lien and right of repayment of the DIP Facility to the new lender. There can be no assurance that the WREIT has the ability to fund the DIP Facility.

   To the extent WREIT only funds a portion of the DIP Facility, a proportionate amount of the Company's note payable discussed above will be treated pari passu with the noteholders and the amount of the note payable will be reduced proportionately.

   During 1998, in connection with borrowing funds from WCC, the Company and WREIT jointly and severally guaranteed $35 million of indebtedness owed by WCC to a third party financier. Management of the Company believes that the Company's guarantee of WCC indebtedness was in the best interests of the Company.

   The Company received a fee of $94 from WREIT for guaranteeing a loan of WREIT. The fee was 1% of the outstanding principal balance of the loan. The loan was refinanced in 1999, at which time the guarantee of WFSG was no longer required.

   Substantially all of the Company's loans are serviced by WCC pursuant to a servicing agreement. WCC is affiliated with the Company through common ownership of the Company's principal shareholders. Management believes that the terms of the servicing agreement are no less favorable to the Company than terms offered by other servicers. Payments collected by WCC but not yet remitted to the Company are included in due to affiliate, net in the accompanying Consolidated Statements of Financial Condition. Loan servicing fees and expenses shown in the Consolidated Statements of Operations were paid to WCC and include servicing fees of $ 13.8 million which are based on the servicing agreement and reimbursements for direct expenses of $25.5 million borne by WCC on behalf of the Company.

   During 1998, the Company made payments of approximately $3.0 million to its two principal stockholders pursuant to the related employment agreements. Additional amounts were paid to these stockholders which were reimbursed to the Company by offsetting other amounts due to an affiliated entity owned by the principal stockholders.

   The Company leases its employees from Wilshire Leasing Limited ("WLL") pursuant to the Administrative Services Agreement dated November 1, 1996. The consideration for the services provided by WLL has been determined by the parties to be equivalent to amounts charged by independent third parties providing similar services in an arm's length transaction. WLL is affiliated with the Company through common ownership of the Company's principal shareholders.

15.  INVESTMENT IN WREIT

   In April 1998, the Company sponsored the initial public offering of WREIT, whereby WREIT received approximately $167.0 million of net proceeds. The Company is the manager of WREIT and, as such, earns fee income from the management of WREIT based on the level of WREIT's investment assets. During the year ended December 31, 1998, the Company earned approximately $3.2 million in management fee income.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

   The Company purchased 990,000 shares of WREIT common stock in conjunction with the initial public offering. This investment is accounted for under the equity method of accounting and therefore is not adjusted for fluctuations in the market price of the underlying shares but rather, increases and decreases based on earnings or losses of WREIT and the receipt of dividends paid by WREIT. Additionally, the Company's pro rata interest in WREIT's unrealized holding losses for available for sale securities ($2,617) is included in the Company's unrealized holding losses for available for sale securities reflected as a component of other comprehensive income in the Consolidated Statements of Stockholders' Equity (Deficit) as of December 31, 1998.

   WREIT has been significantly impacted by general market conditions (see Notes 2 and 3) in the same manner as the Company. As a result, WREIT sold a significant amount of assets to increase liquidity and has experienced significant losses during the year ended December 31, 1998. The Company's investment in WREIT decreased approximately $8.8 million from the initial investment in April 1998 due primarily to the Company's percentage ownership share of WREIT's losses. The carrying amount of the Company's investment in WREIT was approximately $6.0 million as of December 31, 1998.


16.  NET (LOSS) INCOME PER SHARE

  The Company has outstanding stock options which are considered common stock equivalents in the calculation of diluted (loss) income per share. During the year ended December 31, 1998, the Company experienced a net loss, which resulted in common stock equivalents having an anti-dilutive effect on loss per share. Weighted average shares outstanding is therefore equivalent for basic and diluted loss per share for the year ended December 31, 1998. The following is a reconciliation of net income available to common shareholders and weighted average shares outstanding as used to calculate basic and diluted (loss) income per share for the years ended December 31, 1998 and 1997.

                                                                                                                   Per Share
                                                                                     (Loss) Income     Shares       Amount
                                                                                     -------------  ------------  -----------
December 31, 1998
   Net loss........................................................................     $(201,659)
   Preferred stock dividend........................................................          (417)
                                                                                        ---------
   Net loss available to common shareholders.......................................     $(202,076)
                                                                                        =========
   Basic loss per share............................................................     $(202,076)    10,676,685     $(18.93)
   Dilution from common stock equivalents..........................................            --             --
                                                                                        ---------   ------------
   Diluted loss per share..........................................................     $(202,076)    10,676,685     $(18.93)
                                                                                        =========     ==========

   December 31, 1997
   Net income......................................................................     $  15,164
   Preferred stock dividend........................................................        (1,604)
                                                                                        ---------
   Net income available to common shareholders.....................................     $  13,560
                                                                                        =========
   Basic earnings per share........................................................     $  13,560      7,569,808     $  1.79
   Dilution from common stock equivalents..........................................            --        449,491
                                                                                        ---------     ----------
   Diluted earnings per share......................................................     $  13,560      8,019,299     $  1.69
                                                                                        =========     ==========


17.   EMPLOYEE BENEFITS AND AGREEMENTS

  Profit Sharing Plan--The Company's employees participate in a defined contribution profit sharing and 401(k) plan sponsored by companies included in the Company's ''control group.'' At the discretion of the Company's Board of Directors, the Company may elect to contribute to the plan based on profits of the Company or based on matching participants' contributions. For the years ended December 31, 1998, 1997 and 1996, the Company contributed $172, $119 and $43, respectively, to the plan.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

  Employment Agreements--The Company has entered into substantially similar employment agreements, effective November 1, 1996, with its Chief Executive Officer and its President, who are also the principal shareholders of the Company. Each agreement provides for an initial three-year term that is automatically renewable for successive two-year periods unless either party gives written notice to the other at least ninety days prior to the expiration of the employment term. Each agreement provides for an annual base salary of $300, which may be increased, but not decreased, by the Compensation Committee of the Board of Directors, and an annual bonus. The annual bonuses may not exceed in the aggregate 20% of the pre-tax profits of the Company. Bonuses paid to these individuals, which were authorized by the Board of Directors, were $2.4 million during the year ended December 31, 1998. Upon confirmation of the restructuring plan by the Bankruptcy Court, these agreements will be replaced by different arrangements.

  The 1996 agreements also provide that during the Employment Term and thereafter, the Company will indemnify the Executive to the fullest extent permitted by law in connection with any claim against the Executive as a result of the Executive serving as an officer or director of the Company or in any capacity at the request of the Company in or with regard to any other entity, employee benefit plan or enterprise. Following the Executive's termination of employment, the Company will continue to cover the Executive even if the Executive has ceased to serve in such capacity.

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

  As a result of the recent events discussed in Notes 1,2 and 3 above, and the related impact on the market value of the Company's outstanding common stock, all existing stock options of the Company have no value. Based on the terms of the restructuring agreement, upon confirmation, all existing options will be extinguished. It is anticipated that the new Board of Directors will address the matter of stock options, which might include the conversion of a portion of the existing stock options to options to purchase common stock of the reorganized company or the issuance of new stock options unrelated to the existing options.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

  A summary of the Company's stock options as of December 31, 1998 and 1997, and changes during the periods then ended is presented below:

                                                                                    1998                     1997
                                                                          ------------------------  -----------------------
                                                                                        Weighted                  Weighted
                                                                                         Average                   Average
                                                                                        Exercise                  Exercise
                                                                            Shares        Price        Shares       Price
                                                                          -----------  -----------  ------------  ---------
  Outstanding at beginning of period....................................    1,387,326       $13.58    1,126,225      $11.39
  Granted...............................................................      422,450        22.34      263,909       23.73
  Forfeited.............................................................                                 (2,808)      13.88
                                                                          -----------  -----------    ---------      ------
  Outstanding at end of period..........................................    1,809,776       $15.62    1,387,326      $13.58
                                                                            =========       ======    =========      ======

  Additional information regarding options outstanding as of December 31, 1998 is as follows:

                                                                                               Weighted-      Weighted-
                                                                                                Average        Average
                                  Range of                                                     Remaining      Exercise
                               Exercise Prices                                   Shares           Life          Price
                               ---------------                                 -----------  ----------------  ---------
   $0.63.....................................................................       30,000             10.00     $ 0.63
   $5.58 - 6.25..............................................................       21,358              3.52     $ 5.67
   $10.50-$11.55.............................................................    1,095,000              7.97     $11.31
   $12.15-$14.90.............................................................       10,809              1.50     $13.64
   $16.25-$18.70.............................................................      119,198              8.15     $18.68
   $22.31-$25.25.............................................................      374,203              8.20     $23.56
   $26.50-$29.15.............................................................      159,208              8.61     $28.93

  The Company applies Accounting Principles Board Opinion No. 25, ''Accounting for Stock Issued to Employees,'' and related Interpretations in accounting for its Stock Plan. Accordingly, no compensation expense has been recognized for grants under the Stock Plan. Had compensation expense for the Company's Stock Plan been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                                                                                       Year Ended
                                                                                                      December 31,
                                                                                                 -----------------------
                                                                                                    1998         1997
                                                                                                 -----------  ----------
  Net (loss) income to common shareholders:
     As reported...............................................................................   $(201,659)     $13,560
     Pro forma.................................................................................   $(202,816)     $13,218
  Net (loss) income per common and common share equivalent:
     Basic (loss) earnings per share:
        As reported............................................................................   $  (18.93)     $  1.79
        Pro forma..............................................................................   $  (19.04)     $  1.75
     Diluted (loss) earnings per share:
        As reported............................................................................   $  (18.93)     $  1.69
        Pro forma..............................................................................   $  (19.04)     $  1.65

  There were no options granted in 1998 with exercise prices below the market value of the stock at the grant date. The weighted average fair value at date of grant of options granted during 1998 was $11.21 for options with exercise prices exceeding the market price of the stock at the grant date. Fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 25%, risk-free interest rate of 6.6% and expected lives of three to five years.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


18.   ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, ''Disclosures about Fair Value of Financial Instruments.'' The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.



                                                                                                December 31, 1998
                                                                                            -------------------------
                                                                                             Carrying     Estimated
                                                                                              Amount      Fair Value
                                                                                            -----------  ------------
  Assets:
     Cash and cash equivalents............................................................     $ 23,468     $ 23,468
     Mortgage-backed securities available for sale........................................      114,463      114,463
     Mortgage-backed securities held to maturity..........................................       13,580       13,511
     Securities held to maturity..........................................................        5,962        6,212
     Loans, discounted loans, and loans held for sale, net................................      792,222      800,535
     Federal Home Loan Bank stock.........................................................        5,332        5,332
  Liabilities:
     Deposits.............................................................................      510,430      510,220
     Short-term borrowings................................................................      420,816      420,816
     Notes payable........................................................................      184,245       91,502
  Off-balance-sheet liabilities:
     Interest-rate swaps..................................................................           --         (663)

                                                                                               December 31, 1997
                                                                                            ------------------------
                                                                                             Carrying    Estimated
                                                                                              Amount     Fair Value
                                                                                            ----------  ------------
  Assets:
     Cash and cash equivalents............................................................    $ 66,115     $ 66,115
     Mortgage-backed securities available for sale........................................     298,964      298,964
     Mortgage-backed securities held to maturity..........................................      18,468       18,284
     Securities held to maturity..........................................................       5,946        6,094
     Trading account securities...........................................................      38,969       38,969
     Loans, discounted loans, and loans held for sale, net................................     927,957      936,846
     Federal Home Loan Bank stock.........................................................       5,031        5,031
  Liabilities:
     Deposits.............................................................................     362,598      362,571
     Short-term borrowings................................................................     966,500      966,500
     Notes payable........................................................................     184,245      193,918
  Off-balance-sheet instruments:
     Interest-rate swaps..................................................................          --          991
     Interest-rate futures................................................................          --         (724)
     Foreign currency futures.............................................................          --          495

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

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

  Loans, Discounted Loans and Loans Held for Sale--The fair value of discounted loans, which are predominately non-performing loans, is more difficult to estimate due to uncertainties as to the nature, timing and extent to which the loans will be either collected according to original terms, restructured, or foreclosed upon. Discounted loans fair values were estimated using the Company's best judgement for these factors in determining the estimated present value of future net cash flows discounted at a risk-adjusted market rate of return. For other loans, fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as fixed- and adjustable-rate interest terms. The fair values of fixed-rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed-rate loans as well as anticipated prepayment schedules. The fair values of adjustable-rate mortgage loans are based on discounted cash flows utilizing discount rates that approximate the pricing of available mortgage-backed securities having similar rate and repricing characteristics, as well as anticipated prepayment schedules. No value adjustments have been made for changes in credit within the loan portfolio. It is management's opinion that the allowance for estimated loan losses pertaining to loans results in a fair value adjustment of the credit risk of such loans.

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

19.  OPERATING SEGMENTS

  In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued effective for fiscal years beginning after December 15, 1998. The Company opted not to adopt this statement prior to that date.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

  The Company's reportable operating segments, as defined by the Company's management, are thrift banking and non-banking operations. The operating segments vary in terms of regulatory environment, funding sources and asset acquisition focus. A description of the Company's operating segments is as follows:

  Thrift Banking The Company's thrift banking operations are conducted through the Bank. During 1998, the Bank was engaged in the acquisitions of mortgage loans, origination of mortgage loans, and merchant bankcard processing. The primary source of financing for the Bank acquisitions and originations is wholesale and brokered certificates of deposit, and to a lesser extent, committed short-term line of credit facilities and FHLB advances. The Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision.

  Non-banking The Company's non-banking operations are conducted primarily through WFC, and to a lesser extent, WSC and Wilshire Financial Services Group Europe Inc. In addition to mortgage loan acquisition, the non-banking operating segment also conducts loan sale and securitization and loan servicing operations. Historically, the primary funding sources utilized for non-banking operations were line of credit and repurchase agreement facilities with nationally recognized investment banking firms.


     Segment data for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                            Thrift              Non-
                   1998 Segment Data                        Banking            Banking             Total
                   -----------------                   --------------    ----------------    --------------
Interest income........................................      $ 41,813           $  98,703        $  140,516
Interest expense.......................................        29,775              95,683           125,458
                                                       --------------    ----------------    --------------
Net interest income....................................        12,038               3,020            15,058
Provision for loan losses..............................        (5,100)             18,438            13,338
                                                       --------------    ----------------    --------------
Net interest income (loss) after                               17,138             (15,418)            1,720
 provision for loan losses.............................
Other income (loss)....................................         6,658            (100,681)          (94,023)
Other expense..........................................        13,008             100,404           113,412
                                                       --------------    ----------------    --------------
Income (loss) before taxes.............................        10,788            (216,503)         (205,715)
Income tax provision (benefit).........................         4,639              (8,695)           (4,056)
                                                       --------------    ----------------    --------------
Net income (loss)......................................      $  6,149           $(207,808)       $ (201,659)
                                                       ==============    ================    ==============
Total assets...........................................      $594,259           $ 489,994        $1,084,253
                                                       ==============    ================    ==============

                                                            Thrift              Non-
                   1997 Segment Data                        Banking           Banking            Total
                   -----------------                   --------------    ----------------   --------------
Interest income........................................      $ 34,647          $   75,410       $  110,057
Interest expense.......................................        26,377              60,459           86,836
                                                       --------------    ----------------   --------------
Net interest income....................................         8,270              14,951           23,221
Provision for loan losses..............................          (550)              2,541            1,991
                                                       --------------    ----------------   --------------
Net interest loss after                                         8,820              12,410           21,230
 provision for loan losses.............................
Other income (loss)....................................        12,723              48,580           61,303
Other expense..........................................        16,729              40,003           56,732
                                                       --------------    ----------------   --------------
(Loss) income before taxes.............................         4,814              20,987           25,801
Income tax provision (benefit).........................         2,070               8,567           10,637
                                                       --------------    ----------------   --------------
Net (loss) income......................................      $  2,744          $   12,420       $   15,164
                                                       ==============    ================   ==============
Total assets...........................................      $466,199          $1,162,828       $1,629,027
                                                       ==============    ================   ==============

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

                                                            Thrift             Non-
                   1996 Segment Data                       Banking            Banking            Total
                   -----------------                   --------------   ----------------    --------------
Interest income........................................      $ 48,221           $    201          $ 48,422
Interest expense.......................................        28,778                499            29,277
                                                       --------------   ----------------    --------------
Net interest income (loss).............................        19,443               (298)           19,145
Provision for loan losses..............................        16,549                               16,549
                                                       --------------   ----------------    --------------
Net interest income (loss) after
 provision for loan losses.............................         2,894               (298)            2,596
Other income...........................................        17,096                846            17,942
Other expense..........................................        14,770                676            15,446
                                                       --------------   ----------------    --------------
Income (loss) before taxes.............................         5,220               (128)            5,092
Income tax provision (benefit).........................           179                (54)              125
                                                       --------------   ----------------    --------------
Net income (loss)......................................      $  5,041           $    (74)         $  4,967
                                                       ==============   ================    ==============
Total assets...........................................      $551,023           $202,826          $753,849
                                                       ==============   ================    ==============

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

20.   QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                                                                         Quarters Ended
                                                                 --------------------------------------------------------------
                                                                   December 31,     September 30,      June 30,      March 31,
                                                                       1998              1998            1998          1998
                                                                 ----------------  ----------------  -------------  -----------
Interest income................................................         $ 23,358         $  41,017        $41,323      $34,818
Interest expense...............................................           26,151            35,054         33,793       30,460
Provision for loan losses......................................            4,174            15,191         (1,500)      (1,500)
                                                                        --------         ---------        -------      -------
Net interest (loss) income after provision for loan losses.....           (6,967)           (9,228)         9,030        5,858
Non-interest (loss) income.....................................          (51,001)          (87,103)        40,970        6,138
Non-interest expense...........................................           27,750            36,663         29,202       19,797
                                                                        --------         ---------        -------      -------
(Loss) income before income taxes..............................          (85,718)         (132,994)        20,798       (7,801)
Income tax provision (benefit).................................            4,136           (14,028)         8,972       (3,136)
                                                                        --------         ---------        -------      -------
Net (loss) income..............................................         $(89,854)        $(118,966)       $11,826      $(4,665)
                                                                        ========         =========        =======      =======
Earnings (loss) per share:
  Basic........................................................         $  (8.25)        $  (10.82)       $  1.07      $ (0.52)
  Diluted......................................................         $  (8.25)        $  (10.82)       $  1.07      $ (0.52)

                                                                                    Quarters Ended
                                                                 -----------------------------------------------------
                                                                 December 31,   September 30,   June 30,    March 31,
                                                                     1997           1997          1997        1997
                                                                 -------------  -------------  ----------  -----------
Interest income................................................        $34,601        $29,947     $27,892     $17,617
Interest expense...............................................         27,800         24,345      20,717      13,974
Provision for loan losses......................................          1,065          2,350         445      (1,869)
                                                                       -------        -------     -------     -------
Net interest income after provision for loan losses............          5,736          3,252       6,730       5,512
Non-interest income............................................         14,586         28,631      15,585       2,501
Non-interest expense...........................................         15,744         19,578      13,502       7,908
                                                                       -------        -------     -------     -------
Income before income taxes.....................................          4,578         12,305       8,813         105
Income tax provision...........................................          1,656          5,237       3,702          42
                                                                       -------        -------     -------     -------
Net income.....................................................        $ 2,922        $ 7,068     $ 5,111     $    63
                                                                       =======        =======     =======     =======
Earnings per share:
  Basic........................................................        $  0.26        $  0.85     $  0.68     $  0.01
  Diluted......................................................        $  0.24        $  0.80     $  0.66     $  0.01

                                                                                     Quarters Ended
                                                                 -------------------------------------------------------
                                                                 December 31,   September 30,    June 30,     March 31,
                                                                     1996            1996          1996         1996
                                                                 -------------  --------------  -----------  -----------
Interest income................................................        $14,285        $12,186      $12,407       $9,544
Interest expense...............................................          9,685          7,572        7,046        4,974
Provision for loan losses......................................            798          4,883        5,483        5,385
                                                                       -------        -------      -------       ------
Net interest income (loss) after provision for loan losses.....          3,802           (269)        (122)        (815)
Non-interest income............................................         11,796          1,140          817        4,189
Non-interest expense...........................................          4,772          5,298        2,525        2,851
                                                                       -------        -------      -------       ------
Income (loss) before income taxes..............................         10,826         (4,427)      (1,830)         523
Income tax provision (benefit).................................          4,777         (3,373)        (805)        (474)
                                                                       -------        -------      -------       ------
Net income (loss)..............................................        $ 6,049        $(1,054)     $(1,025)      $  997
                                                                       =======        =======      =======       ======
Earnings (loss) per share:
  Basic........................................................        $  1.05        $ (0.19)     $ (0.24)      $ 0.34
  Diluted......................................................        $  1.05        $ (0.19)     $ (0.24)      $ 0.34

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


21.   PARENT COMPANY INFORMATION

Condensed Statements of Financial Condition

                                                                                                December 31,
                                                                                          ------------------------
                                                                                              1998         1997
                                                                                          ------------  ----------
  ASSETS
  Cash and cash equivalents.............................................................     $  1,674     $ 38,522
  Mortgage-backed securities available for sale, at fair value..........................       13,395       70,097
  Due from affiliate, net...............................................................       68,908      140,231
  Investment in subsidiaries............................................................        7,135       63,169
  Prepaid expenses and other assets.....................................................       29,270       31,076
                                                                                             --------     --------
                                                                                             $120,382     $343,095
                                                                                             ========     ========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and other liabilities................................................     $ 15,187     $  4,821
  Short-term borrowings.................................................................       13,745       54,907
  Notes payable.........................................................................      184,245      184,245
                                                                                             --------     --------
        Total liabilities...............................................................      213,177      243,973
  (Deficit) contributed and retained equity.............................................      (92,795)      99,122
                                                                                             --------     --------
                                                                                             $120,382     $343,095
                                                                                             ========     ========

Condensed Statements of Operations

                                                                                                 Year Ended December 31,
                                                                                          --------------------------------------
                                                                                              1998          1997         1996
                                                                                          ------------  ------------  ----------
   Interest income......................................................................    $   6,152      $  6,187      $   45
   Interest expense.....................................................................       29,419        18,337         421
                                                                                            ---------      --------      ------
   Net interest expense.................................................................      (23,267)      (12,150)       (376)
   Non-interest (loss) income...........................................................      (14,056)         (344)        563
   Non-interest expense.................................................................        3,944         1,667         125
                                                                                            ---------      --------      ------
   (Loss) income before equity in earnings (losses) of subsidiaries and                       (41,267)
       income tax (benefit) provision...................................................                    (14,161)         62
   Income tax (benefit) provisions......................................................        1,217        (5,947)       (131)
   Equity in earnings (losses) of subsidiaries..........................................     (159,175)       23,378       4,774
                                                                                            ---------      --------      ------
   Net (loss) income....................................................................    $(201,659)     $ 15,164      $4,967
                                                                                            =========      ========      ======

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

Condensed Statements of Cash

                                                                                              Year Ended December 31,
                                                                                     -----------------------------------------
                                                                                         1998          1997           1996
                                                                                     ------------  -------------  ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income..............................................................    $(201,659)     $  15,164      $  4,967
    Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Market valuation adjustments..................................................       12,443             --            --
     Amortization and accretion of discounts.......................................        5,417             --        (1,045)
     Gain on sale of mortgage backed securities,
       available for sale..........................................................       (1,247)            --            --
     Equity in earnings of subsidiaries............................................      161,609        (23,378)       (4,774)
     Change in:
       Prepaid expenses and other assets...........................................        1,806         (8,823)       (4,512)
       Accounts payable and other liabilities......................................       10,366        (10,939)        4,657
       Due from affiliate, net.....................................................      (46,656)       (92,240)      (22,670)
                                                                                       ---------      ---------      --------
        Net cash used in operating activities......................................      (57,921)      (120,216)      (23,377)
                                                                                       ---------      ---------      --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of mortgage-backed Securities available
       for sale....................................................................      (36,357)       (82,949)           --
     Principal repayment of mortgage-backed securities
       available for sale..........................................................       12,056         12,452            --
     Proceeds from sale of mortgage-backed securities,
       available for sale                                                                 77,532             --            --
     Net investment in subsidiaries................................................      (20,558)            --       (24,514)
                                                                                       ---------      ---------      --------
        Net cash provided by (used in) investing activities........................       32,673        (70,497)      (24,514)
                                                                                       ---------      ---------      --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemption of preferred stock.................................................      (29,521)            --            --
     Issuance of notes payable.....................................................           --        109,245        75,000
     Proceeds from short term borrowings...........................................       27,311         59,920            --
     Repayments of short term borrowings...........................................      (68,473)        (5,013)           --
     Issuance of capital stock.....................................................       61,811             --        38,097
     Purchase of treasury stock....................................................       (2,728)          (124)           --
                                                                                       ---------      ---------      --------
     Net cash provided by financing activities.....................................      (11,600)       164,028       113,097
                                                                                       ---------      ---------      --------
  NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS....................................................................      (36,848)       (26,685)       65,206
  CASH:
     Beginning of year.............................................................       38,522         65,207             1
                                                                                       ---------      ---------      --------
     End of year...................................................................    $   1,674      $  38,522      $ 65,207
                                                                                       =========      =========      ========
  NONCASH FINANCING ACTIVITIES:
     Exchange of note payable for common stock.....................................           --             --      $ 11,000
     Conversion of affiliate receivable to
       investment in subsidiary....................................................      120,000             --            --
     Issuance of preferred stock in exchange for
       cancellation of certain payables due to affiliate...........................           --      $  27,500            --
     Pay-in-kind preferred stock dividend..........................................           --          1,604            --

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on April 2, 1999 by the undersigned, thereunto duly authorized.


                                         WILSHIRE FINANCIAL SERVICES GROUP INC.


                                        /s/ Lawrence A. Mendelsohn
                                            Lawrence A. Mendelsohn
                                                President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 2, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.


                       Signature                                                      Title
                       ---------                                                      -----

     /s/       Andrew A. Wiederhorn                      Chairman of the Board, Chief Executive
-----------------------------------                      Officer, Secretary and Treasurer
            Andrew A. Wiederhorn


     /s/   Lawrence A. Mendelsohn                        President and Director
---------------------------------
          Lawrence A. Mendelsohn


     /s/   Chris Tassos                                  Executive Vice President and Chief
-----------------------                                    Financial Officer
           Chris Tassos


     /s/   Don H. Coleman                                Director
-------------------------
         Don H. Coleman


     /s/   Philip G. Forte                               Director
--------------------------
           Philip G. Forte


     /s/   David Dale-Johnson                            Director
-----------------------------
           David Dale-Johnson

                                 Exhibit Index

  The following exhibits are filed as part of this report.



     2.1  Solicitation and Disclosure Statement dated February 1, 1998, (incorporated by reference to the Company's current report on Form 8-K dated February 8, 1998).
     2.2  Form of Plan of Reorganization (incorporated by reference to the Company's current report on form 8-K dated
          February 8, 1998).
    +3.1  Certificate of Incorporation
   ++3.2  Certificate of Designation of Cumulative Redeemable PIK Preferred Stock
    +3.3  By-laws
   +10.1  Form of Employment Agreement dated November 15, 1996 among the Company and Andrew A.
          Wiederhorn
   +10.2  Form of Employment Agreement dated November 15, 1996 among the Company and Lawrence A.
          Mendelsohn
   +10.3  Incentive Stock Plan
   +10.5  Master Repurchase Agreement between First Bank of Beverly Hills, F.S.B. and Bear Sterns Mortgage
          Capital Corporation dated as of May 22, 1996
   +10.6  Supplemental Terms and Conditions dated as of May 22, 1996 between First Bank of Beverly Hills,
          F.S.B. and Bear Sterns Mortgage Capital Corporation
   +10.7  Master Repurchase Agreement between Girard Savings Bank FSB and Bear Stearns Mortgage Capital
          Corporation dated as of December 22, 1995
   +10.8  Master Repurchase Agreement dated as of November 15, 1996 between CS First Boston Mortgage
          Capital Corp. and Wilshire Funding Corp.
   x10.9  Servicing Agreement between Wilshire Financial Services Group Inc. and Wilshire Credit Corporation
          dated November 15, 1996
  x10.10  Form of Amended and Restated Interim Warehouse and Security Agreement by and between Prudential
          Securities Credit Corporation and WMFC 1997-2, Inc.
  *10.11  Cease and Desist Order (Wilshire Financial Services Group Inc. and Wilshire Acquisition Corporation)
   10.12  Purchase and Sale Agreement dated October 14, 1998 between Salomon Brothers Realty Corp. and WMFC 1997-4 Inc.
          (Incorporated by reference to the Company's
    1.13  Mortgage Loan Purchase Agreement dated October 30, 1998 between Wilshire funding Corporation and Bear Stearns
          Mortgage Capital Corporation (Incorporated by reference to the Company's current report on Form 8-K dated
          October 30, 1998).
     *11  Statement regarding earnings per share
     *12  Statement regarding the computation of the ratio of earnings to fixed charges
     #16  Letter on Change in certifying Accountant
   x21.1  Subsidiaries
     *27  Financial Data Schedule

----------
  * Filed herewith

+ Incorporated by reference to the Company's Registration Statement on Form S-1 dated December 19, 1996 (Registration No. 333-15263)

++ Incorporated by reference to the Company's Registration Statement on Form S-4 dated October 10, 1997 (Registration No. 333-37575)

# Incorporated by reference to the Company's Current Report on Form 8-K dated April 7, 1997

x Incorporated by reference to the Company's Registration Statement on Form S-1 dated February 2, 1998 (Registration No. 333-42779)