Form 10-Q
period 1999-03-31
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 1999-05-24
CIK 1024321

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999

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


     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X         No __________
    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at April 30, 1999
 Common Stock, par value $.01 per share              10,885,000 Shares

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION

   Item 1. Interim Financial Statements (Unaudited):

             Consolidated Statements of Financial Condition.............     3

             Consolidated Statements of Operations......................     4

             Consolidated Statements of Cash Flows......................     5

             Consolidated Statements of Stockholders' Deficit...........     7

             Notes to Interim Financial Statements......................     8

   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    13

   Item 3. Quantitative and Qualitative Disclosures About Market Risk...    23

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings............................................    25

   Item 2. Changes in Securities........................................    25

   Item 3. Defaults Upon Senior Securities..............................    25

   Item 4. Submission of Matters to a Vote of Security Holders..........    25

   Item 5. Other Information............................................    25

   Item 6. Exhibits and Reports on Form 8-K.............................    25

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (Dollars in thousands, except share data)

                                                                                                 March 31,      December 31,
                                                                                                   1999             1998
                                                                                              --------------   --------------
                                                                                                (Unaudited)
                                          ASSETS

Cash and cash equivalents..................................................................      $   18,774       $   23,468
Mortgage-backed securities available for sale, at fair value...............................         106,866          114,463
Mortgage-backed securities held to maturity, at amortized cost.............................          12,582           13,580
Securities held to maturity, at amortized cost.............................................           5,967            5,962
Loans, net.................................................................................         465,253          455,561
Discounted loans, net......................................................................          25,411           51,989
Loans held for sale, net, at lower of cost or market.......................................         109,495          284,672
Stock in Federal Home Loan Bank of San Francisco, at cost..................................           5,405            5,332
Real estate owned, net.....................................................................          45,779           62,168
Leasehold improvements and equipment, net..................................................           6,964            8,185
Due from affiliates, net...................................................................           9,457               --
Accrued interest receivable................................................................           4,722            5,468
Investment in Wilshire Real Estate Investment Trust Inc....................................           6,367            5,979
Mortgage servicing rights, net.............................................................           2,101            2,346
Income tax receivable......................................................................              --            9,865
Prepaid expenses and other assets..........................................................          26,328           35,215
                                                                                                 ----------       ----------
TOTAL                                                                                            $  851,471       $1,084,253
                                                                                                 ==========       ==========

  LIABILITIES & STOCKHOLDERS' DEFICIT

Liabilities:
 Liabilities not subject to compromise:
  Deposits.................................................................................       $ 478,631       $  510,430
  Short-term borrowings....................................................................         231,793          420,816
  Notes payable............................................................................              --          184,245
  Due to affiliates, net...................................................................              --           16,166
  Accounts payable and other liabilities:
    Pre-petition...........................................................................          25,653           45,391
    Post-petition..........................................................................             912               --
 Liabilities subject to compromise.........................................................         235,510               --
                                                                                                 ----------       ----------
    Total liabilities......................................................................         972,499        1,177,048
                                                                                                 ----------       ----------

Commitments and Contingencies (see Note 3)

Stockholders' Deficit:
  Common stock.............................................................................         117,708          117,708
  Treasury stock, at cost..................................................................          (2,852)          (2,852)
  Retained earnings (deficit)..............................................................        (209,247)        (183,294)
  Accumulated other comprehensive loss, net................................................         (26,637)         (24,357)
                                                                                                 ----------       ----------
    Total stockholders' deficit............................................................        (121,028)         (92,795)
                                                                                                 ----------       ----------
TOTAL                                                                                            $  851,471       $1,084,253
                                                                                                 ==========       ==========

                   See notes to interim financial statements

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)

                                                                                                       Quarter Ended
                                                                                                          March 31,
                                                                                                  -------------------------
                                                                                                    1999             1998
                                                                                                  -------------------------
                                                                                                         (Unaudited)
INTEREST INCOME:
     Loans....................................................................................    $    13,547   $   24,889
     Mortgage-backed securities...............................................................          3,291        9,107
     Securities and federal funds sold........................................................            365          822
                                                                                                  -----------   ----------
     Total interest income....................................................................         17,203       34,818
                                                                                                  -----------   ----------
INTEREST EXPENSE:
     Deposits.................................................................................          6,769        5,386
     Borrowings (contractual interest $11,661)................................................          9,858       25,074
                                                                                                  -----------   ----------
     Total interest expense...................................................................         16,627       30,460
                                                                                                  -----------   ----------
NET INTEREST INCOME...........................................................................            576        4,358
PROVISION FOR ESTIMATED LOSSES ON LOANS.......................................................             70       (1,500)
                                                                                                  -----------   ----------
NET INTEREST INCOME AFTER PROVISION                                                                       506        5,858
     FOR ESTIMATED LOSSES ON LOANS............................................................    -----------   ----------

OTHER INCOME:
     Servicing revenue........................................................................          1,915        1,371
     Real estate owned, net...................................................................          1,473           73
     Bankcard income, net.....................................................................          1,297          500
     Gain on sale of loans....................................................................          2,555           --
     Gain on sale of securities...............................................................             --        2,085
     Trading income...........................................................................             --        1,458
     Other, net...............................................................................          2,224          651
                                                                                                  -----------   ----------
     Total other income.......................................................................          9,464        6,138
                                                                                                  -----------   ----------
OTHER EXPENSES:
     Compensation and employee benefits.......................................................          7,472        5,917
     Loan service fees and expenses paid to affiliate.........................................          5,267        8,858
     Professional services....................................................................          3,340        1,393
     Occupancy................................................................................            799          433
     FDIC insurance premiums..................................................................            307          236
     Corporate travel and development.........................................................            380          618
     Depreciation and amortization............................................................            709          281
     Other general and administrative expenses................................................          2,841        2,061
                                                                                                  -----------   ----------
     Total other expenses.....................................................................         21,115       19,797
                                                                                                  -----------   ----------
LOSS BEFORE RESTRUCTURING ITEMS AND INCOME TAX EXPENSE (BENEFIT)..............................        (11,145)      (7,801)
RESTRUCTURING ITEMS...........................................................................        (14,433)          --
                                                                                                  -----------   ----------
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)......................................................        (25,578)      (7,801)
INCOME TAX EXPENSE (BENEFIT)..................................................................            375       (3,136)
                                                                                                  -----------   ----------
NET LOSS......................................................................................    $   (25,953)  $   (4,665)
                                                                                                  ===========   ==========

LOSS PER SHARE................................................................................    $     (2.38)  $    (0.52)
WEIGHTED AVERAGE SHARES OUTSTANDING...........................................................     10,885,000    9,742,778

                   See notes to interim financial statements

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                               Quarter Ended
                                                                                                                 March 31,
                                                                                                         ------------------------
                                                                                                            1999          1998
                                                                                                         -----------   ----------
                                                                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.........................................................................................     $ (25,953)    $  (4,665)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Provision for estimated losses on loans.........................................................            70        (1,500)
    Provision for losses on real estate owned.......................................................            --           990
    Depreciation and amortization...................................................................           709           267
    Gain on sale of real estate owned...............................................................        (1,630)       (1,450)
    Origination of loans held for sale..............................................................            --       (85,722)
    Purchase of loans held for sale.................................................................          (832)      (78,985)
    Proceeds from sale of loans held for sale.......................................................       151,982            --
    Gain on sale of loans...........................................................................        (2,555)           --
    Gain on sale of securities......................................................................            --        (2,085)
    Unrealized gain on trading securities...........................................................            --        (1,458)
    Amortization of discounts and deferred fees.....................................................           631        (5,130)
    Income on equity investments....................................................................          (219)           --
    Other...........................................................................................            --          (249)
 Restructuring items:
    Write-off of unamortized debt issuance costs....................................................        11,319            --
    European restructuring costs....................................................................         2,492            --
 Change in:
    Trading account securities......................................................................            --        20,038
    Accrued interest receivable.....................................................................           746         1,259
    Prepaid expenses and other assets...............................................................         7,491       (16,392)
    Due to affiliates, net..........................................................................        11,106        (2,018)
    Accounts payable and other liabilities..........................................................        (5,847)        8,852
                                                                                                          --------     ---------
    Net cash provided by (used in) operating activities.............................................       149,510      (168,248)
                                                                                                          --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of loans...............................................................................       (45,918)      (38,043)
    Loan repayments.................................................................................        48,255        47,513
    Loan originations...............................................................................        (6,056)       (5,876)
    Proceeds from sale of loans.....................................................................        43,281            --
    Purchase of mortgage-backed securities available for sale.......................................            --       (37,082)
    Repayment of mortgage-backed securities available for sale......................................         6,444         8,222
    Repayments of mortgage-backed securities held to maturity.......................................           986           855
    Purchase of real estate owned...................................................................            --       (11,855)
    Proceeds from sale of real estate owned.........................................................        17,980        42,442
    Purchases of leasehold improvements and equipment...............................................          (240)       (1,049)
                                                                                                          --------     ---------
    Net cash provided by investing activities.......................................................        64,732         5,127
                                                                                                          --------     ---------


                   See notes to interim financial statements

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)

                                                                                                             Quarter Ended
                                                                                                               March  31,
                                                                                                      ---------------------------
                                                                                                          1999           1998
                                                                                                      -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in deposits.............................................................       (31,799)        6,392
    Proceeds from short-term borrowings.............................................................        41,247       463,683
    Repayments of short-term borrowings.............................................................      (233,384)     (362,092)
    Proceeds from debtor-in-possession financing....................................................         5,000            --
    Issuance of common stock........................................................................            --        62,438
    Redemption of preferred stock...................................................................            --       (27,500)
                                                                                                         ---------     ---------
       Net cash (used in) provided by financing activities..........................................      (218,936)      142,921
                                                                                                         ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...........................................................        (4,694)      (20,200)
CASH AND CASH EQUIVALENTS:
    Beginning of period.............................................................................        23,468        66,115
                                                                                                         ---------     ---------
    End of period...................................................................................     $  18,774     $  45,915
                                                                                                         =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--Cash paid for:
    Interest........................................................................................     $  13,151     $  30,449
    Income taxes....................................................................................            --         5,015
NONCASH INVESTING ACTIVITIES:
    Additions to real estate owned acquired in settlement of loans..................................         1,970        45,523
NONCASH FINANCING ACTIVITIES:
    Pay in kind preferred stock dividend............................................................            --           417
NONCASH RESTRUCTURING ITEMS:
    Transfer of notes payable and certain related party
     payables to liabilities subject to compromise..................................................       235,510            --

                   See notes to interim financial statements

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                                              Accumulated
                                       Preferred Stock    Common Stock    Treasury Stock          Retained       Other
                                     -----------------------------------------------------------  Earnings   Comprehensive
                                       Shares    Amount    Shares    Amount    Shares    Amount   (Deficit)      Loss        Total
                                     ----------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands, Except Share Data)
BALANCE, January 1, 1999                   -- $      --  11,070,000 $117,708  185,000   $(2,852)  $(183,294)  $(24,357)   $ (92,795)
 Comprehensive loss:
 Net loss...........................                                                                (25,953)                (25,953)
 Unrealized holding losses
  on available for sale securities-
  net of tax........................                                                                              (720)        (720)
 Unrealized loss on foreign currency
   translation......................                                                                            (1,560)      (1,560)
                                                                                                                          ----------
 Total comprehensive loss...........                                                                                        (28,233)
                                     -----------------------------------------------------------------------------------------------
BALANCE, March 31, 1999 (Unaudited)        -- $      --  11,070,000 $117,708  185,000   $(2,852)  $(209,247)  $(26,637)   $(121,028)
                                     ===============================================================================================

                   See notes to interim financial statements

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                     NOTES TO INTERIM FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements of Wilshire Financial Services Group Inc. and Subsidiaries (the "Company") are unaudited and should be read in conjunction with the 1998 Annual Report on Form 10-K. A summary of the Company's significant accounting policies is set forth in Note 4 to the Consolidated Financial Statements in the 1998 Annual Report on Form 10-K.

     In the opinion of management, all adjustments, other than the adjustments described below, generally comprised of normal recurring accruals necessary for fair presentation of the interim consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications of 1998 amounts were made in order to conform to the 1999 presentation, none of which affect previously reported net income.

2.   RESTRUCTURING OF THE COMPANY

     In connection with its restructuring, as discussed in the 1998 Annual Report on Form 10-K, Wilshire Financial Services Group Inc. ("WFSG" or the "Parent" which, along with its subsidiaries, is referred to herein as the Company) filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Federal Court of Wilmington, Delaware on March 3, 1999. On April 12, 1999, the restructuring plan was approved, with certain conditions, by the Bankruptcy Court, pending regulatory approval or exemption of the two largest noteholders. It is currently anticipated by management of WFSG that this reorganization plan will become effective and WFSG will emerge from bankruptcy in May 1999. However, there can be no assurance that WFSG will ultimately emerge from bankruptcy or that the restructuring plan will have the desired economic effect.

     Under Chapter 11, certain claims against the Parent in existence prior to the filing of the petition for relief under the Federal bankruptcy laws are stayed while the Parent continues business operations. These claims are reflected as Liabilities Subject to Compromise. Claims secured by the Parent's assets are also stayed. These claims are secured primarily by liens on the Parent's loans and mortgage-backed securities. Liabilities Subject to Compromise in the accompanying consolidated statements of financial condition as of March 31, 1999 consist of the following:

                                                                         (Dollars in thousands)
     Notes payable....................................................         $184,245
     Accrued interest on notes payable................................           14,536
     Due to Wilshire Credit Corporation...............................           19,729
     Due to Wilshire Real Estate Investment Trust Inc.................           17,000
                                                                               --------
                                                                               $235,510
                                                                               ========

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
              NOTES TO INTERIM FINANCIAL STATEMENTS--(Continued)

     The Parent stopped accruing interest on the notes payable, which are unsecured, on March 3, 1999. Contractual interest under the original terms of these obligations amounts to $6.0 million for the quarter ended March 31, 1999, which is $1.8 million greater than the amount of interest expense reported in the accompanying consolidated statements of operations for the quarter ended March 31, 1999.

     The restructuring plan provides that (i) the noteholders will exchange their notes for new common stock in the Company; (ii) existing common stock would be cancelled and holders of common stock in the Company would receive up to 0.60% of the new common stock and (iii) pending consummation of the restructure, the noteholders would forebear from declaring certain defaults which resulted from the net losses incurred by the Company and the actions taken by the Company to meet collateral calls.

     Wilshire Credit Corporation ("WCC"), an affiliate of the Company, provides loan servicing to the Company. The plan of reorganization discussed above contemplates the transfer of the servicing operations conducted by WCC to a newly formed subsidiary of WFSG.

     During the quarter ended March 31, 1999, Wilshire Real Estate Investment Trust Inc. ("WREIT"), an affiliate of the Company, agreed to provide Wilshire Acquisitions Corporation ("WAC"), a wholly owned subsidiary of WFSG, debtor-in-possession financing of up to $10.0 million (the "DIP Facility") as part of a compromise and settlement of a $17.0 million obligation payable to WREIT. The DIP Facility bears interest at 12% and is secured by the stock of First Bank of Beverly Hills, FSB ("First Bank"), WFSG's savings bank subsidiary. Under the agreement, the $17.0 million obligation will convert into an unsecured note bearing interest at 6% if WREIT funds the full $10.0 million DIP Facility. To the extent that WREIT does not fund the DIP Facility in an amount of $10.0 million, a proportionate amount of the $17.0 million obligation will be treated pari passu with the claims of the WFSG noteholders and converted into equity of WFSG.

     WREIT funded $5.0 million of the DIP Facility on March 3, 1999, but decided not to provide WAC the remaining balance. Accordingly, 50%, or approximately $8.5 million, of the obligation will be treated pari passu with WFSG's noteholders and converted to newly issued common stock of WFSG on the effective date of the plan of reorganization. As a result, the total balance of this obligation is included in Liabilities Subject to Compromise in the accompanying consolidated statement of financial condition as of March 31, 1999.

     When WFSG emerges from bankruptcy, the Company will adopt fresh-start reporting as defined in Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (the "SOP"). Under the provisions of fresh-start reporting, the Company's assets and liabilities will be restated to reflect their fair values and the retained deficit will be reclassified to common stock. As a result, the Company's current stockholders' deficit will be eliminated.

     The provisions of the SOP also require that revenues and expenses resulting from the restructuring of the Company while it is in Chapter 11 be classified separately. As such, these items have been segregated and recorded as Restructuring Items in the consolidated statements of operations and include the following for the quarter ended March 31, 1999:

                                                                                                (Dollars in thousands)
Write-off of unamortized debt issuance costs................................................          $11,319
Professional services.......................................................................              609
European restructuring costs................................................................            2,492
Other general and administrative expense....................................................               13
                                                                                                      -------
                                                                                                      $14,433
                                                                                                      =======

     Costs incurred to issue the notes payable were previously capitalized and amortized over the life of the notes. The notes payable are classified as Liabilities Subject to Compromise in the accompanying consolidated statements of financial condition as of March 31, 1999. Accordingly, the costs associated with the notes have been

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
              NOTES TO INTERIM FINANCIAL STATEMENTS--(Continued)

written-off. Professional services included in Restructuring Items represent services provided in connection with the restructuring plan after the March 3, 1999 Chapter 11 filing date.

     During the quarter ended March 31, 1999, WFSG developed and communicated a plan to restructure its European operations and reduce its workforce. These costs have been accrued for as Restructuring Items as of March 31, 1999 and consist primarily of severance related compensation, the write-off of leasehold improvements and other office closure related costs.

     Due to the Company's restructuring, management of the Company does not believe that the results of operations for the quarter ended March 31, 1999 are indicative of the performance of the Company following the effective date of the restructuring plan. Additionally, due to the adoption of fresh-start reporting, the consolidated statement of financial condition will be materially different from that included herein following the effective date of the restructuring plan.

3.   COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     First Bank had approximately $46.4 million notional principal amount of interest rate swap agreements outstanding at March 31, 1999, which were designated as hedges of certain fixed rate loans in order to convert fixed rate income streams on loans to variable rate. These swaps had the effect of decreasing the Company's net interest income by approximately $0.1 million during the quarter ended March 31, 1999. The market value of these swaps currently deferred was $0.4 million at March 31, 1999.

     At March 31, 1999, the Company, primarily through First Bank, had outstanding commitments to purchase approximately $0.2 million of loans.

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

     The Company is a defendant in legal actions arising from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability, if any, arising from such actions will not materially affect the Company's consolidated results of operations or financial position.

4.   INCOME TAXES

     The Company files consolidated federal income tax returns with its domestic subsidiaries. Certain state and foreign tax returns are also filed on a consolidated basis while others are filed on a separate entity basis. Deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance has been recorded against the deferred tax assets, consisting primarily of federal, state and foreign net operating loss carryforwards, as there is not presumptive evidence that it is more likely than not that the deferred tax assets will be realized.

     The future utilization of the loss carryforwards will be subject to significant limitations as a result of the restructuring plan. In addition, the loss carryforwards may be reduced by any cancellation of debt effects.

5.   LOSS PER SHARE

     The Company has outstanding stock options which are considered common stock equivalents in the calculation of diluted earnings per share. During the quarter ended March 31, 1999, the Company experienced a net loss, which resulted in common stock equivalents having an anti-dilutive effect on earnings per share.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
              NOTES TO INTERIM FINANCIAL STATEMENTS--(Continued)

Weighted average shares outstanding is therefore equivalent for basic and diluted earnings per share.

6.   INVESTMENT IN WREIT

     In April 1998, the Company sponsored the initial public offering of WREIT, whereby WREIT received approximately $167.0 million of proceeds. The Company is the Manager of WREIT and earns fee income based on the level of WREIT's investment assets. During the quarter ended March 31, 1999, the Company earned approximately $0.9 million in management fee income.

     The Company purchased 990,000 shares of WREIT common stock in connection with the initial public offering. This investment is accounted for by the equity method of accounting and, therefore, is not adjusted for changes in the market price of the underlying shares but rather, increases and decreases based on the stockholders' equity of WREIT.

7.   SIGNIFICANT TRANSACTIONS

     During the quarter ended March 31, 1999, the Company sold approximately $149.4 million and $43.3 million carrying value of loans held for sale and discounted loans, respectively, to unrelated third parties. These sales were made primarily to repay short-term borrowing facilities for which the assets served as collateral and to provide liquidity.

8.   OPERATING SEGMENTS

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

     Thrift Banking - The Company's thrift banking operations are conducted through First Bank. During 1998, the Bank was engaged in the acquisitions of mortgage loans, origination of mortgage loans, and merchant bankcard processing. The primary source of financing for First Bank's acquisitions and originations is wholesale and brokered certificates of deposit, and to a lesser extent, committed short-term line of credit facilities and FHLB advances. First Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision.

     Non-banking - The Company's non-banking operations are conducted primarily through Wilshire Funding Corporation, and to a lesser extent, Wilshire Servicing Corporation and Wilshire Financial Services Group Europe Inc. In addition to mortgage loan acquisition, the non-banking operating segment also conducts loan sale, securitization and servicing operations. Historically, the primary funding sources utilized for non-banking operations were line of credit and repurchase agreement facilities with nationally recognized investment and commercial banking firms.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
              NOTES TO INTERIM FINANCIAL STATEMENTS--(Continued)

     Segment data for the quarters ended March 31, 1999 and 1998 is as follows:

                                                                 Thrift                Non-
                    1999 Segment Data                            Banking             Banking              Total
                    -----------------                            -------             -------              -----
Interest income..........................................        $ 10,403           $  6,800            $ 17,203
Interest expense.........................................           6,851              9,776              16,627
                                                                 --------           --------            --------
Net interest income (loss)...............................           3,552             (2,976)                576
Provision for loan losses................................              --                 70                  70
                                                                 --------           --------            --------
Net interest income (loss) after
 provision for loan losses...............................           3,552             (3,046)                506
Other income.............................................           2,577              6,887               9,464
Other expense............................................           4,366             16,749              21,115
                                                                 --------           --------            --------
Income (loss) before restructuring
 items and taxes.........................................           1,763            (12,908)            (11,145)
Restructuring items......................................              --            (14,433)            (14,433)
                                                                 --------           --------            --------
Income (loss) before taxes...............................           1,763            (27,341)            (25,578)
Income tax provision (benefit)...........................             958               (583)                375
                                                                 --------           --------            --------
Net income (loss)........................................        $    805           $(26,758)           $(25,953)
                                                                 ========           ========            ========
Total assets.............................................        $576,056           $275,415            $851,471
                                                                 ========           ========            ========

                                                                  Thrift                Non-
                    1999 Segment Data                             Banking             Banking              Total
                    -----------------                             -------             -------              -----
Interest income..........................................        $  8,153          $   26,665           $   34,818
Interest expense.........................................           5,834              24,626               30,460
                                                                 --------          ----------           ----------
Net interest income......................................           2,319               2,039                4,358
Provision for loan losses................................          (2,100)                600               (1,500)
                                                                 --------          ----------           ----------
Net interest income after
 provision for loan losses...............................           4,419               1,439                5,858
Other income.............................................             132               6,006                6,138
Other expense............................................           3,859              15,938               19,797
                                                                 --------          ----------           ----------
Income (loss) before taxes...............................             692              (8,493)              (7,801)
Income tax provision (benefit)...........................             295              (3,431)              (3,136)
                                                                 --------          ----------           ----------
Net income (loss)........................................        $    397          $   (5,062)          $  (4,665)
                                                                 ========          ==========           ==========
Total assets.............................................        $426,919          $1,351,127           $1,778,046
                                                                 ========          ==========           ==========

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

     Wilshire Financial Services Group Inc. ("WFSG" or, along with its subsidiaries, referred to herein as the "Company") is a diversified financial services company. We conduct business in the U.S. and Europe, specializing in loan portfolio acquisition and securitization, correspondent lending and servicing. We offer wholesale banking through our subsidiary, First Bank of Beverly Hills, F.S.B. ("First Bank"). First Bank is a federally chartered savings institution regulated by the Office of Thrift Supervision ("OTS") with one branch and a merchant bankcard processing center in Southern California. Administrative headquarters of WFSG, Wilshire Funding Corporation ("WFC") and First Bank are located in Portland, Oregon.

OVERVIEW

     In response to adverse market conditions in the second half of 1998 and the resulting effect on our operations, we focused our efforts during the quarter ended March 31, 1999 on stabilizing the assets remaining at our non-thrift banking subsidiaries and restructuring WFSG and its subsidiaries through a voluntary prepackaged Chapter 11 bankruptcy filing. First Bank remained focused on the execution of its primary business plan as it was relatively unaffected by the severe market conditions which dramatically affected the non-banking subsidiaries during the second half of 1998.

     Our Chapter 11 bankruptcy filing was approved by the Bankruptcy Court on April 12, 1999, and is anticipated to become effective during May 1999.
However, there can be no assurance that WFSG will ultimately emerge from bankruptcy or that the restructuring plan will have the desired economic effect. Upon the restructuring plan becoming effective, we will adopt fresh-start reporting (as described in Note 2 to the interim consolidated financial statements), which will have the effect of revaluing our assets and liabilities to fair value and eliminating the current stockholders' deficit as of the restructuring plan's effective date. Due to the Company's restructuring, management believes that the financial results for the quarter ended March 31, 1999 are not indicative of performance after the effective date of the restructuring plan. Additionally, due to the adoption of fresh-start reporting, the consolidated statement of financial condition will be materially different from that included herein following the effective date of the restructuring plan.

     When we emerge from bankruptcy our $100 million of Series B Notes due 2004 and $84.2 million of 13% Notes due 2004 (collectively, the "Notes") will be converted to newly issued shares of common stock, which will eliminate our interest expense associated with the Notes. As noted above during the quarter ended March 31, 1999, we recognized approximately $4.2 million in interest expense related to the Notes and approximately $14.4 million of restructuring costs in determining net loss.

     During the quarter ended March 31, 1999, the OTS cease and desist order, which limited the growth of First Bank's assets to $750 million, was rescinded by the OTS. As noted above, during the quarter ended March 31, 1999, First Bank remained focused on the execution of its primary business plan as it was not materially impacted by the dramatic market conditions that severely affected the non-banking WFSG subsidiaries. During the quarter ended March 31, 1999, First Bank purchased loans with a carrying value of approximately $45.9 million and originated approximately $6.1 million of loans.

     During the quarter ended March 31, 1999, and continuing to the present, we remain committed to reducing corporate overhead where deemed appropriate by management. Subsequent to March 31, 1999, we made strategic reductions in overhead related to our United Kingdom operations as our focus in Europe will be concentrated more in France during 1999 and 2000. Currently, our operations in France have adequate capacity to absorb additional investment activity. We continue to review our expense levels on a line of business basis and will make strategic reductions or investments, as necessary, to counter reductions in business activities or to build for anticipated growth.

     Based on (i) the pending effectiveness of the WFSG restructuring plan and the related application of fresh-start reporting, (ii) the reduction in interest expense and restructuring costs that will be achieved following restructuring,
(iii) the on-going reduction in general corporate overhead and (iv) the undisturbed continuation of operations at First Bank, we believe we are positioned to move forward with organizational growth and put the ill-effects of the second half of 1998 behind us.

     We adopted the strategy of increasing our investment in performing and sub-performing loans ("Non-Discounted Loans") and decreasing our investment in non-performing loans ("Discounted Loans") as a percentage of the total loan portfolio on a going forward basis. Non-Discounted Loans provide more predictable and smoother cash flows and earnings stream for us. In addition, Non-Discounted Loans are less capital intensive than Discounted Loans, which often require us to expend cash to prepare the loan for resolution, which typically occurs six to nine months following acquisition.

RESTRUCTURING OF WFSG

     During the quarter ended March 31, 1999, WFSG submitted a prepackaged plan of reorganization as part of a Chapter 11 bankruptcy filing in the Federal Court of Wilmington, Delaware. On April 12, 1999, the restructuring plan was approved by the Bankruptcy Court. It is currently anticipated by management of WFSG that this reorganization plan will become effective and WFSG will emerge from bankruptcy in May 1999. However, there can be no assurance that WFSG will ultimately emerge from bankruptcy or that the restructuring plan will have the desired economic effect.

     Wilshire Credit Corporation ("WCC"), an affiliate of the Company, provides loan servicing to us. The plan of reorganization discussed above contemplates the transfer of the servicing operations conducted by WCC to a newly formed subsidiary of WFSG. The Company will own 50.01% of the newly formed subsidiary with the remaining 49.99% owned by a third party.

RESULTS OF OPERATIONS--QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

Net Loss

     Our net loss was approximately $26.0 million for the quarter ended March 31, 1999, compared with a net loss of approximately $4.7 million for the quarter ended March 31, 1998. The increase in net loss is primarily attributable to a decrease in net interest income of $3.8 million due to the sale of certain interest-earning assets as a result of market conditions during the second half of 1998, and $14.4 million of expenses related to the WFSG restructuring, as explained above.

Net Interest Income

     Our net interest income was approximately $0.6 million for the quarter ended March 31, 1999 compared with approximately $4.4 million for the quarter ended March 31, 1998. This decrease was due to a decline in interest income of $17.6 million, partially offset by a decline in interest expense of $13.8 million, reflecting our reduction in the levels of loans and other interest-earning assets and paydown of the related short-term borrowing facilities. Interest expense decreased by an amount less than interest income due to our accrual of interest expense related to the Notes through March 3, 1999.

     Interest Income. Our interest income was approximately $17.2 million for the quarter ended March 31, 1999 compared with approximately $34.8 million for the quarter ended March 31, 1998, a decrease of $17.6 million. This decrease was primarily due to a decrease in our interest-earning assets from approximately $1.4 billion at March 31, 1998, to approximately $744.3 million at March 31, 1999, resulting from the sale of certain loans and other assets to provide liquidity and repay certain short-term borrowing facilities.

     Interest Expense. Our interest expense was approximately $16.6 million for the quarter ended March 31, 1999, compared with approximately $30.5 million for the quarter ended March 31, 1998, a decrease of $13.9 million. The decrease in interest expense was primarily due to a decrease in our interest-bearing liabilities to approximately $894.7 million at March 31, 1999 from approximately $1.5 billion at March 31, 1998, resulting primarily from the repayments of short-term borrowing facilities with proceeds from the asset sales described above. In addition, during the quarter ended March 31, 1999, we recognized interest on the Notes only through the date on which we filed our voluntary Chapter 11 petition, which was March 3, 1999. Accordingly, $1.8 million of contractual interest due on the Notes was not included in net income for the quarter ended March 31, 1999. The full amount of contractual interest due on the Notes was recognized in net income for the quarter ended March 31, 1998. Upon the effectiveness of the WFSG restructuring, the Notes will be converted to equity of WFSG and the related interest expense will no longer be recognized.

Provisions for Estimated Losses on Loans

     Provisions for estimated losses on loans for the quarter ended March 31, 1999 were approximately $0.1 million, resulting primarily from additional provisions taken on Discounted Loans in our European portfolio. We have provided for additional reserves to the extent market values for pools of loans have been reduced below book value. This compares with a net recovery of $1.5 million for the quarter ended March 31, 1998, resulting primarily from First Bank's recapture of reserves on loans sold or paid off.

Other Income

     Our other income increased to approximately $9.5 million for the quarter ended March 31, 1999 from approximately $6.1 million for the quarter ended March 31, 1998. The components of our other income are reflected in the following table:

                                                                                               Quarter Ended
                                                                                                 March 31,
                                                                                         ------------------------
                                                                                           1999            1998
                                                                                         ------------  ----------
                                                                                          (Dollars in thousands)
Other income:
     Servicing revenue...........................................................            1,915           1,371
     Real estate owned, net......................................................            1,473              73
     Bankcard income, net........................................................            1,297             500
     Gain on sale of loans.......................................................            2,555             ---
     Gain on sale of securities..................................................              ---           2,085
     Trading income..............................................................              ---           1,458
     Other, net..................................................................            2,224             651
                                                                                         ---------     -----------
          Total other income.....................................................        $   9,464     $     6,138
                                                                                         =========     ===========

     The increase in other income was primarily attributable to a $2.6 million increase in gain on sale of loans, a $1.4 million increase in real estate owned, net, a $0.8 million increase in bankcard income, net and a $1.6 million increase in other, net, offset in part by a $2.1 million decrease in gain on sale of securities and a $1.5 million decrease in trading income. The components of other income are further described below.

     Servicing Revenue. Servicing revenue increased $0.5 million, during the quarter ended March 31, 1999, primarily as a result of the expansion of third party servicing, including servicing for our securitizations. The average unpaid principal balance of third party servicing increased from approximately $1.3 billion for the quarter ended March 31, 1998 to approximately $1.7 billion for the quarter ended March 31, 1999.

     Real Estate Owned, net. Real estate owned, net increased approximately $1.4 million from the quarter ended March 31, 1998 to the quarter ended March 31, 1999 due to the sale of properties acquired through foreclosure or deed in-lieu thereof.

     Bankcard Income, net. Bankcard income, net was approximately $1.3 million during the quarter ended March 31, 1999, an increase of $0.8 million from the comparable period in 1998. This increase is attributable to the expansion of Bankcard processing operations which includes internet commerce processing activity. During the quarter ended March 31, 1999, gross bankcard processing revenue was $3.5 million, of which $1.8 million was attributable to internet commerce and $0.5 million was attributable to audio text transactions. The remainder of approximately $1.2 million is primarily attributable to mail order transaction processing.

     The financial results of First Bank's merchant bankcard processing operations for the quarters ended March 31, 1999 and 1998 have been as follows:

                                                                    1999               1998
                                                                ------------       -------------
                                                                     (Dollars In Thousands)
Bankcard revenues...........................................           3,486               1,597
Bankcard processing expenses................................          (2,189)             (1,097)
Other expenses..............................................            (725)               (506)
                                                                ------------       -------------
Net.........................................................             572                  (6)
                                                                ============       =============

     Gain on Sale of Loans. Gain on sale of loans of approximately $2.6 million for the quarter ended March 31, 1999 is primarily the result of sales of loans at the non-banking subsidiary to repay short-term financing lines and provide liquidity. In addition, there were no sales of loans during the quarter ended March 31, 1998.

     Gain on Sale of Securities. Gain on sale of securities decreased by approximately $2.1 million due to sales of securities during the quarter ended March 31, 1998 resulting in gains of approximately $2.1 million and no sales activity during the quarter ended March 31, 1999.

     Other, net. Other, net increased $1.6 million to $2.2 million during the quarter ended March 31, 1999, compared to $0.6 million during the quarter ended March 31, 1998. The increase is primarily attributable to management fees earned from WREIT of $0.9 million for the quarter ended March 31, 1999. No such fees were earned during the quarter ended March 31, 1998, as WREIT did not commence operations until April 6, 1998.

Other Expenses

     Our other expenses totaled approximately $21.1 million for the quarter ended March 31, 1999 compared to approximately $19.8 million for the quarter ended March 31, 1998, an increase of $1.3 million. This increase was primarily due to increases in compensation and employee benefits of $1.6 million, professional services of $1.9 million, and other general and administrative expenses of $0.8 million, partially offset by a decrease in loan service fees and expenses of $3.6 million.

     Compensation and Employee Benefits. Compensation and employee benefits totaled approximately $7.5 million for the quarter ended March 31, 1999, compared to approximately $5.9 million for the quarter ended March 31, 1998.
The increase was primarily due to growth at First Bank and in our European operations from 1998 to 1999. Also included in compensation and employee benefits expense is approximately $0.1 million of severance related compensation which will be non-recurring in nature.

     Professional Services. Professional services increased to approximately $3.3 million for the quarter ended March 31, 1999 from approximately $1.4 million during the quarter ended March 31, 1998. The increase of $1.9 million is attributable to professional services incurred in connection with our restructuring plan prior to the March 3, 1999 Chapter 11 petition filing. As these costs are considered pre-petition expenses, they are classified as professional services and not restructuring costs in the consolidated statement of operations for the quarter ended March 31, 1999.

     Other General and Administrative Expenses. Other general and administrative expenses increased from approximately $2.1 million for the quarter ended March 31, 1998 to approximately $2.8 million for the quarter ended March 31, 1999, due primarily to growth at First Bank and in our European operations.

     Loans Service Fees and Expenses Paid to Affiliate. Loan service fees and expenses paid to affiliate decreased from $8.9 million for the quarter ended March 31, 1998 to approximately $5.3 million for the quarter ended March 31, 1999. This decrease was primarily due to a decline in the balance of loans during the quarter ended March 31, 1999, as we sold a large portion of our loan portfolio to increase liquidity and reduce outstanding debt.

Restructuring Items

     During the quarter ended March 31, 1999, we incurred approximately $14.4 million of expenses related to the WFSG restructuring. These expenses primarily consisted of the write-off of unamortized debt issuance costs of $11.3 million, professional services of $0.6 million and costs related to the restructuring of our European operations of $2.5 million. The $14.4 million of restructuring expenses, as well as $4.2 million of interest expense recognized during the period related to the Notes, will be non-recurring following the effective date of the WFSG restructuring plan. We have recognized interest expense on the Notes through March 3, 1999, the date WFSG filed its petition under Chapter 11 of the Bankruptcy Code.

CHANGES IN FINANCIAL CONDITION

     Mortgage-Backed and Other Securities. For accounting purposes, our mortgage-backed and other securities are classified as available for sale and held to maturity. Our holdings of mortgage-backed securities available for sale decreased approximately $7.6 million during the quarter ended March 31, 1999. This decrease was primarily due to principal repayments of $6.4 million and an increase in unrealized holding losses, net of tax of $0.7 million. Our holdings of mortgage-backed securities held to maturity decreased approximately $1.0 million during the quarter ended March 31, 1999 primarily due to principal repayments. The following table sets forth our holdings of mortgage-backed and other securities as of March 31, 1999 and December 31, 1998:

                Mortgage-Backed Securities and Other Securities

                                                              March 31,         December 31,
                                                                1999                1998
                                                              ----------        -----------
                                                                (Dollars In Thousands)
Available for sale:
  Mortgage-backed securities.............................     $   65,191        $    66,829
  Agency mortgage-backed securities......................         41,675             47,634
Held to maturity:
  U.S. Government and other securities...................          5,967              5,962
  Mortgage-backed securities.............................         12,582             13,580
                                                              ----------        -----------
     Total...............................................         18,549             19,542
                                                              ----------        -----------
     Total investment securities.........................     $  125,415        $   134,005
                                                              ==========        ===========

     Loans, net. Our portfolio of loans, net of discounts and allowances, increased by approximately $9.7 million during the quarter ended March 31, 1999. This increase is primarily attributable to the acquisition of Non-Discounted Loans at First Bank, reflecting our emphasis on increasing the level of investment in Non-Discounted Loans as a percentage of the total loan portfolio. See "Discounted Loans, net" below.

     Discounted Loans, net. Our portfolio of Discounted Loans decreased by approximately $26.6 million during the quarter ended March 31, 1999. The decrease is primarily attributable to our sale of Discounted Loans to repay certain short-term borrowing facilities and provide liquidity. It is anticipated that our future investments in Discounted Loans as a percentage of our total loan portfolio will be reduced. Discounted Loans require significant capital resources prior to resolution, which is generally six to nine months following acquisition. We believe we can create a more predictable and less capital intensive earnings stream by reducing the level of investment in these assets. Nonetheless, we make our investment decisions on an opportunistic basis and will evaluate investment opportunities as they arise.

     Loans Held for Sale, Net, at Lower of Cost or Market. Loans held for sale, net, at lower of cost or market decreased by approximately $175.2 million during the quarter ended March 31, 1999 primarily as a result of the sale of loans to increase liquidity and reduce outstanding borrowings.

     Real estate owned, net. Real estate owned, net decreased by approximately $16.4 million during the quarter ended March 31, 1999. The decrease was primarily due to sales of properties for proceeds of approximately $18.0 million, partially offset by acquisitions of real estate through foreclosure or deed-in-lieu thereof from our portfolio of discounted loans.

     Mortgage Servicing Rights, net. Mortgage servicing rights, net decreased by $0.2 million during the quarter ended March 31, 1999, primarily due to the amortization of previously capitalized or purchased servicing rights.

     Investment in Wilshire Real Estate Investment Trust Inc. Investment in WREIT increased $0.4 million as a result of an increase in WREIT's stockholders' equity during the quarter ended March 31, 1999 due primarily to a decrease in WREIT's unrealized holding losses and net income.

     Deposits. First Bank's deposits decreased by approximately $31.8 million during the quarter ended March 31, 1999. This decrease is primarily attributable to a corresponding reduction in First Bank's asset portfolio. On February 8, 1999, the OTS rescinded the cease and desist order under which First Bank had previously been operating. The cease and desist order, among other things, had prohibited First Bank from increasing total assets in excess of $750 million.

     Short-Term Borrowings. Short-term borrowings decreased by approximately $189.0 million during the quarter ended March 31, 1999, resulting primarily from our reduction of total loans from $792.2 million at December 31, 1998 to $600.2 million at March 31, 1999.

     Notes payable. The notes payable of $184.2 million at December 31, 1998 are classified as Liabilities Subject to Compromise in the consolidated statement of financial condition at March 31, 1999. Pursuant to our prepackaged Chapter 11 bankruptcy filing, these notes will be converted into equity of WFSG, as described more fully in Note 2 to the interim consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and fund newly originated loans, and for general business purposes. Our sources of cash flow include certificates of deposit, securitizations, whole loan and mortgage-backed securities sales, net interest income and borrowings under warehouse and repurchase financing facilities and from institutional investors and other lenders and public and private debt offerings. We also have borrowed money from WREIT and WCC. In addition, First Bank has available funding through FHLB advances. Our liquidity is actively managed on a daily basis and reviewed periodically by our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company, including adequate cash flows for off-balance sheet instruments.

     The Company had a secured warehouse financing facility with Prudential Securities Credit Corporation of up to $150 million for the origination or purchase of residential first and second lien mortgage loans. This facility matured on March 31, 1999 and has not been extended. The Company has sold the remaining loans financed by this facility and has eliminated its borrowings on this line. The Company has repurchase agreements outstanding that mature monthly and roll into new 30 day repurchase agreements. The Company does not meet all of the financial covenants of these transactions (including stockholders' equity requirements); however, the lenders have continued to roll the repurchase agreements. In addition, the Company has discussed additional lending arrangements with investment banks which may provide financing on a transaction by transaction basis. There can be no assurance that lenders will continue to roll the repurchase agreements or will not change material terms, including, but not limited to, advance rates and interest rates on these financing arrangements.

     The dramatic events in the financial markets in late 1998, which included a significant reduction in valuations of and liquidity for mortgage-backed securities, has had a significant adverse impact on our liquidity and financial condition. The decline in valuations resulted in collateral calls from our lenders, which reduced our cash position and eventually prompted asset sales at depressed prices to meet these calls and provide liquidity. While these asset sales have improved our liquidity position, the market for mortgage-backed securities, particularly subordinate mortgage-backed securities, remains depressed and the financial markets generally continue to be volatile. Further, certain of the Company's lenders have expressed concern about continued lending given market conditions and the losses incurred by the Company. At March 31, 1999, our cash balances totaled approximately $18.8 million, however, $10.7 million of the balance was held at First Bank and is not available for use by other than First Bank.

     In order to address these concerns and improve the Company's financial condition, management entered into discussions with an unofficial committee of holders of a majority of the Company's $184.2 million in outstanding publicly issued notes, concerning a restructuring of the Company's obligations under the Notes. Following extensive discussions, the Company and the unofficial noteholders' committee agreed to a restructuring of the Company.

     The restructuring plan provides that (i) the noteholders will exchange their notes for new common stock in the Company; (ii) existing common stock would be cancelled and holders of common stock in the Company would receive approximately 0.60% of the new common stock and (iii) pending consummation of the restructure, the noteholders would forebear from declaring certain defaults which resulted from the net losses incurred by the Company and the actions taken by the company to meet collateral calls.

     We believe that this restructuring plan will significantly improve our financial position by reducing indebtedness by $184.2 million, the ongoing interest cost associated with that indebtedness, significantly increase our equity account. This restructuring is subject to a number of conditions, including no material adverse change and negotiation of definitive documents. We currently expect that this restructuring will be completed in May 1999. Other creditors, including trade creditors and secured creditors, are not expected to be adversely affected by this restructuring.

     As a part of the restructuring plan, we and the unofficial noteholders committee anticipate incorporating the servicing functions currently performed by WCC into a new subsidiary of WFSG.

     Based on our current and expected asset size, capital levels, and organizational infrastructure, management believes that cash flows will be sufficient to meet its needs. However, we intend to aggressively seek new capital to permit it to more fully and more efficiently utilize its acquisition and loan servicing platforms. There is no assurance, however, that it will be able to do so.

     Following the losses incurred by the Company in the second half of 1998, the Company began discussions with a number of potential new equity investors in order to strengthen its diminished equity base and obtain additional capital to operate and develop the business. It is currently anticipated that such investments, if any, will be made after the effectiveness of the restructuring plan. There can be no assurance, however, that any such investments will be made.

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

     Sources of liquidity for First Bank include wholesale and brokered certificates of deposit. At March 31, 1999, First Bank had approximately $465.4 million of certificates of deposit. At March 31, 1999, scheduled maturities of certificates of deposit during the 12 months ending March 31, 2000 and thereafter amounted to approximately $394.8 million and approximately $70.6 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. However, management of First Bank believes it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds.

     Primarily as a result of asset sales, we have had adequate cash and cash equivalents to meet calls for additional collateral to repay a portion of the related indebtedness or to meet our other operating and financing requirements. In certain instances, repurchase lenders on our mortgage-backed securities assets have withheld principal and/or interest payments on certain assets in order to reduce outstanding, unpaid margin calls. At March 31, 1999, there were approximately $7.0 million of outstanding collateral calls, based on the dealers market valuation of the underlying collateral, net of withheld principal and interest payments.

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

     Adequate credit facilities and other sources of funding, including our ability to securitize loans, are essential to the continuation of the Company's ability to purchase pools of loans, mortgage-backed securities and newly originated mortgages. During the third and fourth quarters of 1998, financial markets were severely and negatively impacted by various factors which have resulted in reduced availability of liquidity and capital to specialty finance companies and other holders of non-investment grade assets and certain types of loans. This includes the ability to raise new equity capital and long-term debt, as well as the ability to securitize or finance certain types of loans.

     The Company's growth strategy is dependent on its ability to raise additional debt and/or equity financing and growth at First Bank. To the extent this market environment persists, such growth is likely to be significantly curtailed or delayed.

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

     Federally insured savings associations such as the Bank are required to maintain minimum levels of regulatory capital. Those standards generally are as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on a case-by-case basis. In connection with the 1998 examination the OTS indicated that the capital level of First Bank exceeds the minimum requirement for "well capitalized" status under provisions of the Prompt Corrective Action Regulation.

YEAR 2000 COMPLIANCE

     We are reliant on information technology for both general business operations and our loan servicing system. We have formed a committee to address Year 2000 issues (the "Committee") that reports directly to our executive committee. The Committee is headed by the Chief Information Officer and includes representatives from across the Company.

     The Committee has conducted an inventory of all of our systems, classifying each as either "critical" or "non-critical." For non-critical systems, the Committee has obtained a certification from the vendor that the applicable package is "Year 2000 compliant." For systems deemed "critical," the Committee developed detailed test plans and created separate Year 2000 test environments.

     The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to us or our results of operations. Aside from limited hardware costs, our primary expense related to Year 2000 compliance is allocation of existing staff. The Committee estimates the total cost related to Year 2000 compliance to be approximately $0.5 million.

     The significant risk to us of Year 2000 non-compliance is the inability to perform necessary loan servicing activities. Currently, our loan portfolio is serviced by WCC, an affiliated entity. As of April 1999, we completed testing of all critical systems and determined that they are Year 2000 compliant.

     Based on the results of testing performed to date, the Committee is confident that it is appropriately addressing the 2000 issues. Critical systems supplied by outside vendors have undergone testing not only by us, but other customers of the vendors as well. Our loan servicing system is an internally developed system and therefore, information technology personnel are very familiar with the system and believe their efforts will have favorable results. As a contingency plan, the Committee is in the process of developing internal operating procedures that would enable departments to function for a period of time until the primary system could be restored to operations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     It is our objective to attempt to control risks associated with interest rate movements. In general, management's strategy is to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by the asset and liability committees for the Company and First Bank (the "Asset and Liability Committees") which meet regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and securitization activity, and maturities of investments and borrowings. The Asset and Liability Committees coordinate with First Bank's Board of Directors and the Company's investment committees with respect to overall asset and liability composition.

     The Asset and Liability Committees are authorized to utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swap agreements are utilized to reduce our exposure caused by the narrowing of the interest spread between fixed rate loans held for investment and associated liabilities funding those loans caused by changes in market interest rates. First Bank had approximately $46.4 million notional principal amount of interest rate swap agreements outstanding at March 31, 1999, which were designated as hedges of certain fixed rate loans in order to convert variable rate liabilities to fixed rate. These swaps had the effect of decreasing our net interest income by approximately $0.1 million during the quarter ended March 31, 1999.

     At times, we have also hedged the interest rate exposure of fixed-rate or lagging-index loans or securities that are either held or available for sale. The Company creates a hedge which matches the principal amortization of such assets against the maturity of our liabilities generally by entering into short sales or forward sales of U.S. Treasury securities, Government securities, interest rate futures contracts or interest rate swap agreements. This results in market gains or losses on hedging instruments, in response to interest rate increases or decreases, respectively, which approximate the amount of corresponding market losses or gains, respectively, on assets being hedged. We evaluate the interest rate sensitivity of each pool of loans or securities in conjunction with the current interest rate environment and decide whether to hedge the interest rate exposure of a particular pool. We generally do not hedge the interest rate risk associated with holding non-lagging index adjustable-rate mortgages pending their sale or securitization due to the decreased significance of such risk. In general, when a pool of loans or securities are acquired, we will determine whether or not to hedge and, with respect to any sale or financing of any pool of loans through securitization, will determine whether or not to discontinue its duration-matched hedging activities with respect to the relevant loans.

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

     First Bank's interest rate sensitivity of MVPE arising from fluctuations in interest rates in a rising 200 to 300 basis point interest rate environment has increased since year end due to significant changes in the composition of First Bank's loan portfolio, continued amortization of the notional amount of First Bank's swap, as well as changes in the overall market interest rate environment. As of March 31, 1999, the estimated change in MVPE as a result of a 200 to 300 basis point rise in interest rates was $25.4 million to $42.4 million. The Asset and Liability Committees are in the process of reviewing the strategy to mitigate risk of this additional exposure.

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

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)


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


  ITEM 3.  Defaults Upon Senior Securities.

               The recent dramatic events in financial markets, which included a significant reduction in valuations of, and liquidity for, mortgage-backed securities, has had a significant adverse impact on the Company's liquidity and financial condition. Primarily as a result of these market conditions and the resulting losses, the Company is unable to comply with the minimum net worth and other requirements for certain of its outstanding indebtedness.


  ITEM 4.  Submission of Matters to a Vote of Security Holders.

               No matter was submitted to a vote of security holders during the period covered by this report.


  ITEM 5.  Other Information.

               Not applicable.


  ITEM 6.  Exhibits and Reports on Form 8-k.

           (a)  Exhibits.

                11   Statement re Computation of Per Share Earnings
                27   Financial Data Schedule

           (b) Report on form 8-K dated March 3, 1999, reporting the filing of a voluntary petition for a pre-packaged plan of reorganization with the United States Bankruptcy Court for the District of Delaware.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Wilshire Financial Services Group Inc.


Date: May 24, 1999


                         By:  /s/ Lawrence A. Mendelsohn
                              --------------------------
                              Lawrence A. Mendelsohn
                              President

                         By:  /s/ Chris Tassos
                              ----------------
                              Chris Tassos
                              Chief Financial Officer