Form 10-Q
period 1999-06-30
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 1999-08-16
CIK 1024321

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1999

                                       or

|_| Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

      Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at July 31, 1999
Common Stock, par value $.01 per share                   20,033,600 Shares

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

    Item 1.  Interim Financial Statements (Unaudited):

                Consolidated Statements of Financial Condition.................3

                Consolidated Statements of Operations..........................4

                Consolidated Statements of Cash Flows..........................6

                Consolidated Statements of Stockholders' Equity (Deficit)......8

                Notes to Interim Financial Statements..........................9

    Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................18

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......32

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings................................................34

    Item 2.  Changes in Securities............................................34

    Item 3.  Defaults Upon Senior Securities..................................34

    Item 4.  Submission of Matters to a Vote of Security Holders..............34

    Item 5.  Other Information................................................34

    Item 6.  Exhibits and Reports on Form 8-K.................................34

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)

                                                                                                Predecessor
                                                                       Reorganized Company        Company
                                                                   --------------------------   -----------
                                                                     June 30,        May 31,    December 31,
                                                                       1999           1999          1998
                                                                   -----------    -----------   -----------
                                                                   (Unaudited)    (Unaudited)
                                      ASSETS

Cash and cash equivalents ......................................   $    24,304    $    26,552   $    23,468
Mortgage-backed securities available for sale, at fair value ...        98,315         99,647       114,463
Mortgage-backed securities held to maturity, at amortized cost .        11,551         11,993        13,580
Securities held to maturity, at amortized cost .................         5,971          5,969         5,962
Loans, net .....................................................       502,175        491,576       455,561
Discounted loans, net ..........................................        27,624         29,058        51,989
Loans held for sale, net, at lower of cost or market ...........        46,301         45,757       284,672
Stock in Federal Home Loan Bank of San Francisco, at cost ......         4,655          4,655         5,332
Real estate owned, net .........................................        31,332         35,374        62,168
Leasehold improvements and equipment, net ......................         6,111          6,156         8,185
Accrued interest receivable ....................................         4,509          5,138         5,468
Investment in Wilshire Real Estate Investment Trust Inc. .......         4,027          4,218         5,979
Servicer advances ..............................................        19,568          7,552         5,007
Mortgage servicing rights, net .................................            --             --         2,346
Income tax receivable ..........................................            --             --         9,865
Prepaid expenses and other assets ..............................        11,497         15,723        30,208
                                                                   -----------    -----------   -----------
TOTAL ..........................................................   $   797,940    $   789,368   $ 1,084,253
                                                                   ===========    ===========   ===========

                        LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
     Deposits ..................................................   $   492,729    $   497,424   $   510,430
     Short-term borrowings .....................................       171,339        164,854       420,816
     Notes payable .............................................            --             --       184,245
     Notes payable to Wilshire Real Estate Investment Trust Inc.        10,763         10,748        16,973
     Accounts payable and other liabilities ....................        29,549         27,442        44,584

     Minority interest in subsidiary ...........................         5,857             --            --
                                                                   -----------    -----------   -----------
        Total liabilities ......................................       710,237        700,468     1,177,048
                                                                   -----------    -----------   -----------

Commitments and Contingencies (see Note 5)

Stockholders' Equity (Deficit):
     Common stock ..............................................        88,900         88,900       117,708
     Treasury stock, at cost ...................................            --             --        (2,852)
     Retained deficit ..........................................          (802)            --      (183,294)

     Accumulated other comprehensive loss, net .................          (395)            --       (24,357)
                                                                   -----------    -----------   -----------
        Total stockholders' equity (deficit) ...................        87,703         88,900       (92,795)
                                                                   -----------    -----------   -----------
TOTAL ..........................................................   $   797,940    $   789,368   $ 1,084,253
                                                                   ===========    ===========   ===========

                   See notes to interim financial statements

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (Dollars in thousands, except share data)

                                                          Reorganized
                                                            Company           Predecessor Company
                                                         -------------   ----------------------------
                                                           One Month      Two Months     Three Months
                                                             Ended          Ended           Ended
                                                         June 30, 1999   May 31, 1999   June 30, 1998
                                                         -------------   ------------   -------------
INTEREST INCOME:
         Loans ..........................................   $   4,400      $   8,163      $  34,157
         Mortgage-backed securities .....................       1,175          2,190          6,186
         Securities and federal funds sold ..............         306            309            980
                                                            ---------      ---------      ---------
         Total interest income ..........................       5,881         10,662         41,323
                                                            ---------      ---------      ---------
INTEREST EXPENSE:
         Deposits .......................................       2,145          4,437          5,736
         Borrowings .....................................         706          2,065         28,057
                                                            ---------      ---------      ---------
         Total interest expense .........................       2,851          6,502         33,793
                                                            ---------      ---------      ---------
NET INTEREST INCOME .....................................       3,030          4,160          7,530
PROVISION FOR ESTIMATED LOSSES ON LOANS .................          81          2,627         (1,500)
                                                            ---------      ---------      ---------
NET INTEREST INCOME AFTER PROVISION
         FOR ESTIMATED LOSSES ON LOANS ..................       2,949          1,533          9,030
                                                            ---------      ---------      ---------
OTHER INCOME:
         Servicing revenue ..............................       1,442          1,394          1,369
         Real estate owned, net .........................         153             (7)         3,399
         Bankcard income, net ...........................         407          1,084            997
         Gain on sale of loans ..........................          12            610         26,444
         Gain on sale of securities .....................          --             --          6,116
         Trading income .................................          --             --            172
         Minority interest ..............................         160             --             --
         Other, net .....................................       1,096          1,260          2,473
                                                            ---------      ---------      ---------
         Total other income .............................       3,270          4,341         40,970
                                                            ---------      ---------      ---------
OTHER EXPENSES:
         Compensation and employee benefits .............       3,210          4,324          9,192
         Loan service fees and expenses .................       1,203          3,256         11,239
         Professional services ..........................         603           (588)         1,815
         Occupancy ......................................         204            586            539
         FDIC insurance premiums ........................          97            194            208
         Corporate travel and development ...............         521            395          2,178
         Depreciation and amortization ..................         216            452            611
         Other general and administrative expenses ......         842          1,686          3,420
                                                            ---------      ---------      ---------
         Total other expenses ...........................       6,896         10,305         29,202
                                                            ---------      ---------      ---------
(LOSS) INCOME BEFORE REORGANIZATION ITEMS, INCOME TAX
     EXPENSE AND EXTRAORDINARY ITEM .....................        (677)        (4,431)        20,798
REORGANIZATION ITEMS (see Note 2) .......................          --        (37,601)            --
                                                            ---------      ---------      ---------
(LOSS) INCOME BEFORE INCOME TAX EXPENSE AND EXTRAORDINARY
     ITEM ...............................................        (677)       (42,032)        20,798
INCOME TAX EXPENSE ......................................         125            283          8,972
                                                            ---------      ---------      ---------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM .................        (802)       (42,315)        11,826
EXTRAORDINARY ITEM, NET OF TAX (see Note 4) .............          --        225,606             --
                                                            ---------      ---------      ---------
NET (LOSS) INCOME .......................................   $    (802)     $ 183,291      $  11,826
                                                            =========      =========      =========
(LOSS) EARNINGS PER SHARE:
   Basic:
     (Loss) income before extraordinary item ............   $   (0.04)     $   (3.89)     $    1.07
     Net (loss) income ..................................       (0.04)         16.84           1.07
   Diluted:
     (Loss) income before extraordinary item ............         N/A      $   (3.89)     $    1.01
     Net (loss) income ..................................         N/A          16.84           1.01

                   See notes to interim financial statements

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (Dollars in thousands, except share data)

                                                         Reorganized
                                                           Company        Predecessor Company
                                                          ----------    -------------------------
                                                          One Month     Five Months    Six Months
                                                            Ended          Ended         Ended
                                                           June 30,        May 31,      June 30,
                                                             1999           1999          1998
                                                          ---------      ---------      ---------
INTEREST INCOME:
         Loans ......................................     $   4,400      $  21,710      $  59,046
         Mortgage-backed securities .................         1,175          5,481         15,293
         Securities and federal funds sold ..........           306            674          1,802
                                                          ---------      ---------      ---------
         Total interest income ......................         5,881         27,865         76,141
                                                          ---------      ---------      ---------
INTEREST EXPENSE:
         Deposits ...................................         2,145         11,206         11,122
         Borrowings .................................           706         11,923         53,131
                                                          ---------      ---------      ---------
         Total interest expense .....................         2,851         23,129         64,253
                                                          ---------      ---------      ---------
NET INTEREST INCOME .................................         3,030          4,736         11,888
PROVISION FOR ESTIMATED LOSSES ON LOANS .............            81          2,697         (3,000)
                                                          ---------      ---------      ---------
NET INTEREST INCOME AFTER PROVISION
     FOR ESTIMATED LOSSES ON LOANS ..................         2,949          2,039         14,888
                                                          ---------      ---------      ---------
OTHER INCOME:
         Servicing revenue ..........................         1,442          3,309          2,740
         Real estate owned, net .....................           153          1,466          3,472
         Bankcard income, net .......................           407          2,381          1,497
         Gain on sale of loans ......................            12          3,165         26,444
         Gain on sale of securities .................            --             --          8,201
         Trading income .............................            --             --          1,630
         Minority interest ..........................           160             --             --
         Other, net .................................         1,096          3,484          3,124
                                                          ---------      ---------      ---------
         Total other income .........................         3,270         13,805         47,108
                                                          ---------      ---------      ---------
OTHER EXPENSES:
         Compensation and employee benefits .........         3,210         11,796         15,109
         Loan service fees and expenses .............         1,203          8,523         20,097
         Professional services ......................           603          2,752          3,208
         Occupancy ..................................           204          1,385            972
         FDIC insurance premiums ....................            97            501            444
         Corporate travel and development ...........           521            775          2,796
         Depreciation and amortization ..............           216          1,161            892
         Other general and administrative expenses ..           842          4,527          5,481
                                                          ---------      ---------      ---------
         Total other expenses .......................         6,896         31,420         48,999
                                                          ---------      ---------      ---------
(LOSS) INCOME BEFORE REORGANIZATION ITEMS, INCOME TAX
     EXPENSE AND EXTRAORDINARY ITEM .................          (677)       (15,576)        12,997
REORGANIZATION ITEMS (see Note 2) ...................            --        (52,034)            --
                                                          ---------      ---------      ---------
(LOSS) INCOME BEFORE INCOME TAX EXPENSE AND
     EXTRAORDINARY ITEM .............................          (677)       (67,610)        12,997
INCOME TAX EXPENSE ..................................           125            658          5,836
                                                          ---------      ---------      ---------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM .............          (802)       (68,268)         7,161
EXTRAORDINARY ITEM, NET OF TAX (see Note 4) .........            --        225,606             --
                                                          ---------      ---------      ---------
NET (LOSS) INCOME ...................................     $    (802)     $ 157,338      $   7,161
                                                          =========      =========      =========
(LOSS) EARNINGS PER SHARE:
    Basic:
     (Loss) income before extraordinary item ........     $   (0.04)     $   (6.28)     $    0.65
     Net (loss) income ..............................         (0.04)         14.45           0.65
    Diluted:
     (Loss) income before extraordinary item ........           N/A      $   (6.28)     $    0.61
     Net (loss) income ..............................           N/A          14.45           0.61

                   See notes to interim financial statements

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                   Reorganized
                                                                                    Company          Predecessor Company
                                                                                    ---------     --------------------------
                                                                                    One Month     Five Months     Six Months
                                                                                      Ended          Ended          Ended
                                                                                     June 30,        May 31,       June 30,
                                                                                       1999           1999           1998
                                                                                    ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income ..........................................................     $    (802)     $ 157,338      $   7,161
   Adjustments to reconcile net (loss) income to net cash provided by (used in)
      operating activities:
        Provision for estimated losses on loans ...............................            81          2,697         (3,000)
        Provision for losses on real estate owned .............................            --             --          1,724
        Asset valuation adjustments ...........................................            --            647             --
        Depreciation and amortization .........................................           216          1,161            892
        Gain on sale of real estate owned .....................................          (217)        (2,192)        (2,427)
        Loss on disposal of equipment .........................................            --             62             --
        Origination of loans held for sale ....................................           (30)            --       (246,809)
        Purchase of loans held for sale .......................................            --         (1,629)      (378,942)
        Proceeds from sale of loans held for sale .............................            --        255,845        219,796
        Gain on sale of loans .................................................           (12)        (3,165)       (26,444)
        Gain on sale of securities ............................................            --             --         (8,201)
        Unrealized gain on trading securities .................................            --             --           (172)
        Amortization of discounts and deferred fees ...........................            (6)           869        (11,505)
        Income on equity investments ..........................................             7           (291)            --
        Other .................................................................            --             --          5,181
        Reorganization items:
          Write-off of unamortized debt issuance costs ........................            --         11,319             --
          European reorganization costs .......................................            --          2,492             --
          Adjustments to carrying amounts of assets and liabilities pursuant
            to fresh-start reporting ..........................................            --         37,601             --
          Gain on extinguishment of debt ......................................            --       (225,606)            --
   Change in:
        Trading account securities ............................................            --             --         22,241
        Servicer advances .....................................................       (12,016)        (2,545)            --
        Accrued interest receivable ...........................................           629            330         (1,892)
        Prepaid expenses and other assets .....................................         4,250          9,039        (26,137)
        Accounts payable and other liabilities ................................         2,106         12,893          4,811
        Minority interest .....................................................         5,857             --             --
                                                                                    ---------      ---------      ---------
        Net cash provided by (used in) operating activities ...................            63        256,865       (443,723)
                                                                                    ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of loans .....................................................       (17,694)       (87,988)      (514,486)
        Loan repayments .......................................................        13,940         70,412        129,116
        Loan originations .....................................................        (6,504)       (11,915)       (16,678)
        Proceeds from sale of loans ...........................................            12             --        354,849
        Proceeds from sale of mortgage-backed securities available for sale ...            --             --        129,210
        Purchase of mortgage-backed securities available for sale .............            --             --        (64,293)
        Repayment of mortgage-backed securities available for sale ............         1,085          9,010         23,954
        Repayments of mortgage-backed securities held to maturity .............           438          1,544          2,134
        Proceeds from FHLB stock dividend .....................................            --            750             --
        Purchase of real estate owned .........................................            --           (708)       (13,070)
        Proceeds from sale of real estate owned ...............................         4,580         28,359        113,927
        Purchase of equity securities .........................................            --             --        (14,731)
        Purchases of leasehold improvements and equipment .....................          (128)          (768)        (1,599)
                                                                                    ---------      ---------      ---------
        Net cash (used in) provided by investing activities ...................        (4,271)         8,696        128,333
                                                                                    ---------      ---------      ---------

                   See notes to interim financial statements

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                             (Dollars in thousands)

                                                                              Reorganized
                                                                                Company             Predecessor Company
                                                                              -----------      ----------------------------
                                                                               One Month       Five Months      Six Months
                                                                                 Ended           Ended             Ended
                                                                                June 30,         May 31,          June 30,
                                                                                  1999            1999             1998
                                                                              -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (decrease) increase in deposits .............................     $    (4,695)     $   (13,256)     $    60,142
        Proceeds from short-term borrowings .............................          24,559           99,579        1,327,828
        Repayments of short-term borrowings .............................         (17,904)        (353,800)      (1,124,099)
        Proceeds from debtor-in-possession financing ....................              --            5,000               --
        Proceeds from notes to Wilshire Real Estate Investment Trust Inc.              --               --              220
        Issuance of common stock ........................................              --               --           61,811
        Redemption of preferred stock ...................................              --               --          (27,500)
                                                                              -----------      -----------      -----------
             Net cash provided by (used in) financing activities ........           1,960         (262,477)         298,402
                                                                              -----------      -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ....................          (2,248)           3,084          (16,988)
CASH AND CASH EQUIVALENTS:
        Beginning of period .............................................          26,552           23,468           66,115
                                                                              -----------      -----------      -----------
        End of period ...................................................     $    24,304      $    26,552      $    49,127
                                                                              ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--Cash paid for:
        Interest ........................................................     $     2,768      $    17,083      $    63,212
        Income taxes ....................................................              --            6,252            5,690
NONCASH INVESTING ACTIVITIES:
        Additions to real estate owned acquired in settlement of loans ..             355            3,547          102,324
NONCASH FINANCING ACTIVITIES:
        Pay in kind preferred stock dividend ............................              --               --              417
NONCASH REORGANIZATION ITEMS:
        Cancellation of old common stock ................................              --          114,856               --
        Issuance of new common stock in exchange for notes payable
             and accrued interest thereon ...............................              --           88,900               --

                   See notes to interim financial statements

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
                    (Dollars in thousands, except share data)

                                                                                                Accumulated
                                  Preferred Stock       Common Stock         Treasury Stock       Retained     Other
                                                                                                  Earnings  Comprehensive
                                  Shares   Amount    Shares      Amount     Shares     Amount     (Deficit)     Loss         Total
                                  ------   ------    ------      ------     ------     ------     ---------     ----         -----
BALANCE, January 1, 1999              --   $  --   11,070,000  $ 117,708    185,000   $(2,852)   $(183,294)   $(24,357)    $(92,795)
   Comprehensive income:
     Net income...............                                                                     157,338                  157,338
     Unrealized holding losses
       on available for sale
       securities - net of tax                                                                                    (720)        (720)
     Unrealized loss on foreign
       currency translation...                                                                                  (1,662)      (1,662)
                                                                                                                           --------
   Total comprehensive income.                                                                                              154,956
   Impact of reorganization:
    Elimination of former
     equity in connection with
     bankruptcy plan..........                    (11,070,000)  (117,708)  (185,000)    2,852       25,956      26,739      (62,161)
    Issuance of new equity in
     connection with bankruptcy
     plan.......................                   20,033,600     88,900                                                     88,900
                                   ------------------------------------------------------------------------------------------------
BALANCE, May 31, 1999
   (Fresh-start reporting date)       --   $   --  20,033,600  $  88,900         --   $    --    $      --    $     --     $ 88,900
   Comprehensive loss:
     Net loss.................                                                                        (802)                    (802)
     Unrealized holding losses
       on available for sale
       securities - net of tax                                                                                    (394)        (394)
     Unrealized losses on
       foreign currency
       translation............                                                                                      (1)          (1)
                                                                                                                           --------
   Total comprehensive loss...                                                                                               (1,197)
                                   ------------------------------------------------------------------------------------------------
BALANCE, June 30, 1999                --   $   --  20,033,600  $  88,900         --   $    --    $    (802)   $   (395)   $  87,703
                                   ================================================================================================

                   See notes to interim financial statements

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
            (Dollars in thousands, except share data and where noted)

1. BASIS OF PRESENTATION

      The accompanying interim consolidated financial statements of Wilshire Financial Services Group Inc. and Subsidiaries (the "Company" or "WFSG") are unaudited and should be read in conjunction with the report on Form 8-K dated June 10, 1999 relating to the emergence from bankruptcy and change in control of the Company. A summary of the Company's significant accounting policies is set forth in Note 4 to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K.

      On June 10, 1999, the Company completed its plan of reorganization under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy, as discussed further in Note 2. The Company adopted fresh-start reporting (see Note
3), and restated its assets and liabilities to reflect their current fair values as of the close of business on May 31, 1999, the day management concluded that substantially all conditions precedent to the plan of reorganization had been satisfied. Under the provisions of fresh-start reporting, the Company's retained deficit and other equity accounts were reclassified to common stock. The financial statements presented include consolidated statements of financial condition of the reorganized company as of May 31, 1999 and June 30, 1999; consolidated statements of operations of the predecessor company for the two-month and five-month periods ended May 31, 1999; and a consolidated statement of operations of the reorganized company for the month ended June 30, 1999.

      In the opinion of management, all adjustments, other than the adjustments described below, generally comprised of normal recurring accruals necessary for fair presentation of the interim consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the month ended June 30, 1999 are not necessarily indicative of the results that may be expected for the period ending December 31, 1999.

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

2. RESTRUCTURING OF THE COMPANY

      In order to address liquidity concerns and to improve the Company's financial condition, the Company and an unofficial committee of holders of a majority of the Company's $184.2 million in outstanding publicly issued notes agreed, in November 1998, to a restructuring of the Company whereby (i) the noteholders would exchange their notes for new common stock in the Company; (ii) the Company's existing common stock and options would be canceled; and (iii) noteholders would reallocate up to 0.6% of the new common stock to the then existing stockholders of the Company.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)

      In connection with the plan of reorganization (the "Plan"), the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Federal Court of Wilmington, Delaware on March 3, 1999. On April 12, 1999, the Plan was approved by the bankruptcy court. On June 10, 1999, the Plan became effective, the Company emerged from bankruptcy and a new Board of Directors was seated. However, there can be no assurance that the reorganization of the Company will have the desired economic effect.

      Pursuant to the Plan, the holders of the Company's $184.2 million in outstanding publicly issued notes received approximately 96.16 shares of new common stock for every $1,000 of notes, including accrued interest through March 2, 1999 (see Note 4 - Extraordinary Item). A portion of the new common stock was reallocated by the noteholders so that holders of the old common stock received approximately 0.6% of the outstanding shares of new common stock. The principal shareholders, Andrew A. Wiederhorn and Lawrence A. Mendelsohn, received 1 share of new common stock for every 136.07 shares of old common stock held by them. The registered holders other than the principal shareholders received approximately 1 share of new common stock for every 77.28 shares of old common stock. An affiliate of the Company, Wilshire Real Estate Investment Trust ("WREIT"), holds 2,874,791 shares of new common stock, representing a 14.4% ownership interest in the Company (see Note 8--Investment in WREIT).

      In addition, as part of the Plan, the servicing of the Company's assets will be conducted by WCC Inc., a newly formed, majority-owned subsidiary of the Company. Prior to the reorganization, the Company's assets were serviced by Wilshire Credit Corporation, a company owned by Andrew A. Wiederhorn and Lawrence A. Mendelsohn, the Company's principal shareholders. Wilshire Credit Corporation was also adversely affected by the market turmoil of late 1998. Accordingly, the Company entered into concurrent negotiations with the owners of Wilshire Credit Corporation and the principal creditor of Wilshire Credit Corporation, Capital Consultants, Inc. ("CCI"), to incorporate the servicing operations of WCC into WFSG as part of the Plan.

      Pursuant to such negotiations, the Company exchanged the net assets of Wilshire Servicing Corporation ("WSC"), a wholly owned subsidiary of the Company, for 100% of the voting common stock (representing 50.01% of the economic value) of WCC Inc. The remaining 49.99% economic interest of WCC Inc. is held by an affiliate of Capital Consultants, Inc., which took control of Wilshire Credit Corporation as part of the Plan. The affiliate received 100% of the Class B non-voting common stock of WCC Inc. in exchange for the transfer of the assets and certain liabilities of Wilshire Credit Corporation.

      As part of the agreement for the transfer of the servicing operations from Wilshire Credit Corporation to WCC Inc., Wilshire Credit Corporation continues to service some of the accounts for WCC Inc. through August 1999. Wishire Credit Corporation uses the facilities and employees of WCC Inc. for this servicing. WCC Inc. pays Wilshire Credit Corporation a fee for this servicing and Wilshire Credit Corporation, in turn, reimburses WCC Inc. for its facilities and employees.

      In January 1999, WREIT agreed to provide the Company debtor-in-possession financing of up to $10.0 million (the "DIP Facility") as part of a compromise and settlement of a $17.0 million obligation payable from the Company to WREIT. The DIP Facility bears interest at 12% and is secured by the stock of First Bank of Beverly Hills, FSB ("First Bank"), WFSG's savings bank subsidiary. WREIT funded $5.0 million of the DIP Facility on March 3, 1999, but did not provide the remaining balance. Accordingly, 50%, or approximately $8.5 million, of the obligation was treated pari passu with WFSG's noteholders and converted to newly issued common stock of WFSG on the effective date of the Plan. Following the completion of WFSG's reorganization, the DIP Facility became an ordinary secured lending facility with no special priority accorded by bankruptcy law.

      Revenues and expenses resulting from the reorganization of the Company while it was in Chapter 11 have been segregated and recorded as Reorganization Items in the consolidated statements of operations and include the following for the two months and five months ended May 31, 1999:

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)

                                                         Two Months Ended  Five Months Ended
                                                            May 31, 1999     May 31, 1999
                                                            ------------     ------------
                                                                (Dollars in thousands)
Write-off of unamortized debt issuance costs ...............   $    --         $11,319
Professional services ......................................        --             609
European restructuring costs ...............................        --           2,492
Fresh-start reporting adjustments to assets and liabilities.    37,601          37,601
Other general and administrative expenses ..................        --              13
                                                               -------         -------
                                                               $37,601         $52,034
                                                               =======         =======

      Costs incurred to issue the notes were previously capitalized and were being amortized over the life of the notes. The remaining unamortized balance of such costs associated with the notes have been written-off. Professional services included in Reorganization Items represent services provided in connection with the Plan after the March 3, 1999 Chapter 11 filing date.

      In March 1999, WFSG developed and communicated a plan to restructure its European operations and reduce its workforce. Costs included in Reorganization Items as of May 31, 1999 consist primarily of severance related compensation, the write-off of certain leasehold improvements and other office closure related costs.

      The effects of the fresh-start reporting adjustments are detailed on the following page in reconciling the predecessor Company's balance sheet to the successor Company's balance sheet as of May 31, 1999.

      Due to the reorganization of the Company, management of the Company does not believe that the results of operations of the predecessor company for the five months ended May 31, 1999 are indicative of the performance of the reorganized company following the effective date of the Plan.

3. FRESH-START REPORTING

      The Company's Plan was accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). The accounting of SOP 90-7 resulted in the creation of a new entity for financial reporting purposes. The Company adopted fresh-start reporting because holders of the Company's existing common stock immediately before filing and confirmation of the Plan received less than 50% of the new common stock of the emerging entity and the Company's reorganized value is less than its postpetition liabilities and allowed claims. The reorganization value of the Company was determined by estimating the fair value of its net assets as of the fresh-start reporting date.

      For financial reporting purposes, the Company accounted for the consummation of the reorganization effective May 31, 1999. The periods prior to this date have been designated "Predecessor Company" and the period subsequent to this date has been designated "Reorganized Company." As a result of the adoption of the fresh-start reporting, the reorganized Company's consolidated financial statements are not comparable to the predecessor Company's consolidated financial statements.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)

         The effect of the plan of reorganization and the implementation of fresh-start reporting on the Company's balance sheet as of May 31, 1999 is as follows (unaudited):

                                                                         Adjustments to Record Confirmation of Plan
                                                  Predecessor    -----------------------------------------------------  Reorganized
                                                    Company's    Forgiveness  Fresh-Start   Cancellation   ssuance of    Company's
                                                Balance Sheet      of Debt   Adjustments    of Old Stock   New Stock   Balance Sheet
                                                -------------      -------   -----------    ------------   ---------   -------------
                     ASSETS                                                    (Dollars in thousands)
Cash and cash equivalents...................       $   26,552    $            $               $              $          $    26,552
Mortgage-backed securities available for sale          99,124                     523                                        99,647
Mortgage-backed securities held to maturity.           11,993                                                                11,993
Securities held to maturity.................            5,969                                                                 5,969
Loans, net..................................          490,498                   1,078                                       491,576
Discounted loans, net.......................           29,058                                                                29,058
Loans  held for sale, net, at lower of cost or
    market                                             45,757                                                                45,757
Stock in Federal Home Loan Bank of
    San Francisco, at cost..................            4,655                                                                 4,655
Real estate owned, net......................           33,966                   1,408                                        35,374
Leasehold improvements and equipment, net...            6,474                    (318)                                        6,156
Accrued interest receivable.................            5,138                                                                 5,138
Investment in Wilshire Real Estate
    Investment Trust Inc....................            6,370                  (2,152)                                        4,218
Servicer advances...........................            7,552                                                                 7,552
Mortgage servicing rights, net..............            2,192                  (2,192)                                           --
Prepaid expenses and other assets...........           19,219         --       (3,496)              --            --         15,723
                                                   ----------    -------     --------         --------       -------     ----------
TOTAL ASSETS                                       $  794,517    $    --     $( 5,149)        $     --       $    --     $  789,368
                                                   ==========    =======     ========         ========       =======     ==========

       LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
   Liabilities not subject to compromise:
     Deposits...............................       $  497,174    $           $    250         $              $           $  497,424
     Short-term borrowings..................          163,064                   1,790                                       164,854
     Notes payable to Wilshire Real Estate
       Investment Trust Inc.................           13,486                  (2,738)                                       10,748
     Accounts payable and other liabilities.           26,165                   1,277                                        27,442
   Liabilities subject to compromise........          225,606   (225,606)          --               --            --             --
                                                   ----------    -------     --------         --------       -------     ----------
        Total liabilities...................          925,495   (225,606)         579               --            --        700,468
                                                   ----------    -------     --------         --------       -------     ----------
Stockholders' Equity:
     Common stock ..........................          117,708                                 (117,708)       88,900         88,900
     Treasury stock ........................           (2,852)                                   2,852                           --
     Retained deficit ......................         (213,961)   225,606      (37,601)         114,856       (88,900)            --
     Accumulated other comprehensive loss,
       net .................................          (31,873)        --       31,873               --            --             --
                                                   ----------    -------     --------         --------       -------     ----------
        Total stockholders' equity .........         (130,978)   225,606       (5,728)              --            --         88,900
                                                   ----------    -------     --------         --------       -------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY ................................       $  794,517    $    --     $ (5,149)        $     --       $    --     $  789,368
                                                   ==========    =======     ========         ========       =======     ==========

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)

4. EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

      In connection with its restructuring, the Company exchanged its notes payable and certain other outstanding claims for new common stock in the Company. This gain on extinguishment of debt is reported in the consolidated statements of operations for the period ended May 31, 1999 as an extraordinary item in the amount of $225,606, and is comprised of the following liabilities:

                                                          (Dollars in thousands)
Notes payable ...........................................       $184,245
Accrued interest on notes payable .......................         14,536
Payable to Wilshire Credit Corporation ..................         18,338
Payable to Wilshire Real Estate Investment Trust Inc. ...          8,487
                                                                --------
                                                                $225,606
                                                                ========

      The above debt was cancelled as part of the Plan, and the Notes payable, accrued interest thereon and payable to Wilshire Real Estate Investment Trust Inc. were converted into equity of the Reorganized Company. No funds were expended in the extinguishment of such debt.

      It is anticipated that the gain on extinguishment of debt will cause a reduction of tax attributes, such as net operating losses, capital losses and the tax basis of assets.

5. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

      First Bank had approximately $36.7 million notional principal amount of interest rate swap agreements outstanding at June 30, 1999, which were designated as hedges of certain fixed rate loans in order to convert fixed rate income streams on loans to variable rate. These swaps had the effect of decreasing the Company's net interest income by approximately $28 thousand for the month ended June 30, 1999, $56 thousand for the two months ended May 31, 1999, and $182 thousand for the five months ended May 31, 1999. The market value of these swaps currently deferred was $0.1 million at June 30, 1999.

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

      As part of the restructuring the Company issued a Liquidation Bond to CCI which is a non-interest bearing obligation to pay CCI, upon any liquidation or dissolution of WCC Inc., $19.3 million less any distributions that CCI receives from its 49.99% ownership interest in WCC Inc. WCC Inc. is obligated to keep the bond collateralized with assets of WCC Inc. or WFSG having a fair market value equal to the bond and, to the extent that it does not do so, WFSG is responsible for the deficiency.

6. INCOME TAXES

      The Company files consolidated federal income tax returns with its domestic subsidiaries. Certain state and foreign tax returns are also filed on a consolidated basis while others are filed on a separate entity basis. Deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)

      In connection with the Plan, the Company recorded gains relating to the extinguishment of certain debt, which are expected to reduce or eliminate the Company's net operating loss carryforward. Any remaining net operating loss carryforward will be subject to limitations based on the fair value of the Company on the effective date of the Plan.

      The Company has established a valuation allowance against all deferred tax assets, consisting primarily of federal, state and foreign net operating loss carryforwards, as there is not presumptive evidence that it is more likely than not that the deferred tax assets will be realized. Benefits realized from the ultimate utilization of such deferred tax assets subsequent to the effective date will be recorded as direct additions to equity.

      The future utilization of the loss carryforwards will be subject to significant limitations as a result of the Company's reorganization. In addition, the net operating loss carryforwards, and possibly other tax attributes, will be reduced by the cancellation of the Company's notes payable and other indebtedness.

7. (LOSS) EARNINGS PER SHARE

      For the month ended June 30, 1999, loss per share is calculated by dividing net loss by the 20,033,600 outstanding shares of the Company's new common stock. There are no common stock equivalents, as all of the Company's outstanding stock options on its old common stock were cancelled as part of its restructuring.

      For the two months and five months ended May 31, 1999, (loss) earnings per share is calculated by dividing (loss) income by the 10,885,000 outstanding shares of the Company's old common stock. The weighted average shares outstanding is the same for basic and diluted (loss) earnings per share, because the exercise price of the options exceeded the average market price of the common stock during the periods, and the exercise of the options would have been anti-dilutive. The loss per share is as follows:

                                                            Two Months      Five Months
                                                              Ended             Ended
                                                          May 31, 1999      May 31, 1999
                                                          ------------      ------------
Loss before extraordinary item ......................   $        (3.89)   $        (6.28)
Extraordinary item, net of tax ......................            20.73             20.73
Net income ..........................................            16.84             14.45

Weighted average shares outstanding-basic and diluted       10,885,000        10,885,000

      For the three and six months ended June 30, 1998, the company had outstanding stock options which were considered common stock equivalents in the calculation of earnings per share. The weighted average shares outstanding were as follows:

                                                    Three Months    Six Months
                                                       Ended          Ended
                                                   June 30, 1998   June 30, 1998
                                                   -------------   -------------
Weighted average shares outstanding-basic ........   11,065,000     10,403,889
Weighted average shares outstanding-diluted ......   11,672,711     11,019,162

8. INVESTMENT IN WREIT

      In April 1998, the Company sponsored the initial public offering of WREIT, whereby WREIT received approximately $167.0 million of proceeds. A subsidiary of the Company is the manager of WREIT and earns a management fee based on the level of WREIT's investment assets and is entitled to an incentive fee if certain targets are met. The Company, through its subsidiary, earned management fee income of $0.3 million for the one month ended June 30, 1999, $0.6 million for the two months ended May 31, 1999 and $1.5 million for the five months ended May 31, 1999. No incentive fees were earned.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)

      The Company purchased 990,000 shares of WREIT common stock in connection with the initial public offering. This investment is accounted for by the equity method of accounting and, therefore, is not adjusted for changes in the market price of the underlying shares but rather, increases and decreases based on the stockholders' equity of WREIT.

      In accordance with the provisions of fresh-start reporting, the Company's investment in WREIT was restated to reflect the current fair value based on the WREIT's closing stock price on May 31, 1999. The fair value of the investment was less than the Company's pro rata interest in the WREIT's book value as of that day. The difference, approximately $2.2 million, is presented as a contra asset to the Investment in WREIT balance in the accompanying consolidated statements of financial condition as of May 31, 1999 and June 30, 1999 and is considered negative goodwill. The difference is being amortized over the average life of WREIT's assets.

      At June 30, 1999, the Company had notes payable to WREIT totaling $10.8 million which included a $5.0 million note payable bearing interest at 12% and an $8.5 million unsecured note (book value of $5.7 million) bearing interest at 6%. Pursuant to the Company's reorganization, WREIT owned 14.4% of the Company's outstanding common stock at June 30, 1999.

9. SIGNIFICANT TRANSACTIONS

      During the quarter ended June 30, 1999, the Company sold approximately $103.3 million carrying value of loans held for sale to unrelated third parties for $103.9 million. These sales were made primarily to repay short-term borrowing facilities for which the assets served as collateral and to provide liquidity.

10. REGULATORY MATTERS

      On June 3, 1999, the OTS issued a directive that indicates that it considers First Bank to be in "troubled condition." This directive places restrictions on First Bank's ability to engage in certain activities without prior approval of the OTS, including, but not limited to: increasing asset size; making new loans, investments or capital expenditures; paying dividends or making other capital distributions; and hiring senior executive officers, directors or consultants. First Bank does not agree with the "troubled institution" designation and is deciding whether to appeal the restrictions imposed by the OTS directive. However, there can be no assurance as to whether any such appeal would be successful.

11. OPERATING SEGMENTS

      The Company's reportable operating segments, as defined by the Company's management, are thrift banking and non-banking operations. The operating segments vary in terms of regulatory environment, funding sources and asset acquisition focus. A description of the Company's operating segments is as follows:

      Thrift Banking - The Company's thrift banking operations are conducted through First Bank. First Bank engages in the acquisitions of mortgage loans, origination of mortgage loans, and merchant bankcard processing. The primary source of financing for First Bank's acquisitions and originations is wholesale and brokered certificates of deposit, and to a lesser extent, committed short-term line of credit facilities and FHLB advances. First Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision.

      Non-banking - The Company's non-banking operations are conducted primarily through Wilshire Funding Corporation, and to a lesser extent, WCC Inc. and Wilshire Financial Services Group Europe Inc. In addition to mortgage loan acquisition, the non-banking operating segment also conducts loan sale, securitization and servicing

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)

operations. Historically, the primary funding sources utilized for non-banking operations were line of credit and repurchase agreement facilities with nationally recognized investment banking firms.

      Segment data for the one month ended June 30, 1999, two months ended May 31, 1999 and three months ended June 30, 1998 are as follows:

                                             One Month Ended June 30, 1999         Two Months Ended May 31, 1999
                                          ----------------------------------    ----------------------------------
                                            Thrift       Non-                    Thrift        Non-
                                           Banking     Banking       Total       Banking     Banking       Total
                                          ---------   ---------    ---------    ---------   ---------    ---------
Interest income .......................   $   4,207   $   1,674    $   5,881    $   7,368   $   3,294    $  10,662
Interest expense ......................       2,398         453        2,851        4,829       1,673        6,502
                                          ---------   ---------    ---------    ---------   ---------    ---------
Net interest income ...................       1,809       1,221        3,030        2,539       1,621        4,160
Provision for loan losses .............          --          81           81           --       2,627        2,627
                                          ---------   ---------    ---------    ---------   ---------    ---------
Net interest income (loss) after
  provision for loan losses ...........       1,809       1,140        2,949        2,539      (1,006)       1,533
Other income ..........................         921       2,349        3,270        1,701       2,640        4,341
Other expense .........................       1,614       5,282        6,896        3,312       6,993       10,305
                                          ---------   ---------    ---------    ---------   ---------    ---------
Income (loss) before reorganization
  items, taxes and extraordinary item .       1,116      (1,793)        (677)         928      (5,359)      (4,431)
Reorganization items ..................          --          --           --           --     (37,601)     (37,601)
                                          ---------   ---------    ---------    ---------   ---------    ---------
Income (loss) before taxes and
  extraordinary item ..................       1,116      (1,793)        (677)         928     (42,960)     (42,032)
Income tax provision (benefit) ........         480        (355)         125          399        (116)         283
                                          ---------   ---------    ---------    ---------   ---------    ---------
Income (loss) before extraordinary item         636      (1,438)        (802)         529     (42,844)     (42,315)
Extraordinary item, net of tax ........          --          --           --           --     225,606      225,606
                                          ---------   ---------    ---------    ---------   ---------    ---------
Net income (loss) .....................   $     636   $  (1,438)   $    (802)   $     529   $ 182,762    $ 183,291
                                          =========   =========    =========    =========   =========    =========
Total assets ..........................   $ 611,304   $ 186,636    $ 797,940    $ 606,954   $ 182,414    $ 789,368
                                          =========   =========    =========    =========   =========    =========

                                           Three Months Ended June 30, 1998
                                     -------------------------------------------
                                       Thrift           Non-
                                       Banking         Banking          Total
                                     -----------     -----------    -----------
Interest income .................    $    11,461     $    29,862    $    41,323
Interest expense ................          8,018          25,775         33,793
                                     -----------     -----------    -----------
Net interest income .............          3,443           4,087          7,530
Provision for loan losses .......         (3,000)          1,500         (1,500)
                                     -----------     -----------    -----------
Net interest income after
  provision for loan losses .....          6,443           2,587          9,030
Other income ....................          1,314          39,656         40,970
Other expense ...................          3,238          25,964         29,202
                                     -----------     -----------    -----------
Income before taxes .............          4,519          16,279         20,798
Income tax provision ............          1,976           6,996          8,972
                                     -----------     -----------    -----------
Net income ......................    $     2,543     $     9,283    $    11,826
                                     ===========     ===========    ===========
Total assets ....................    $   635,714     $ 1,313,154    $ 1,948,868
                                     ===========     ===========    ===========

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)

      Segment data for the one month ended June 30, 1999, five months ended May 31, 1999 and six months ended June 30, 1998 is as follows:

                                             One Month Ended June 30, 1999        Five Months Ended May 31, 1999
                                          ----------------------------------    ----------------------------------
                                            Thrift       Non-                    Thrift        Non-
                                           Banking     Banking       Total       Banking     Banking       Total
                                          ---------   ---------    ---------    ---------   ---------    ---------
Interest income .......................   $   4,207   $   1,674    $   5,881    $  17,771   $  10,094    $  27,865
Interest expense ......................       2,398         453        2,851       11,680      11,449       23,129
                                          ---------   ---------    ---------    ---------   ---------    ---------
Net interest income (loss) ............       1,809       1,221        3,030        6,091      (1,355)       4,736
Provision for loan losses .............          --          81           81           --       2,697        2,697
                                          ---------   ---------    ---------    ---------   ---------    ---------
Net interest income (loss) after
  provision for loan losses ...........       1,809       1,140        2,949        6,091      (4,052)       2,039
Other income ..........................         921       2,349        3,270        4,278       9,527       13,805
Other expense .........................       1,614       5,282        6,896        7,678      23,742       31,420
                                          ---------   ---------    ---------    ---------   ---------    ---------
Income (loss) before reorganization
  items, taxes and extraordinary item .       1,116      (1,793)        (677)       2,691     (18,267)     (15,576)
Reorganization items ..................          --          --           --           --     (52,034)     (52,034)
                                          ---------   ---------    ---------    ---------   ---------    ---------
Income (loss) before taxes and
extraordinary item ....................       1,116      (1,793)        (677)       2,691     (70,301)     (67,610)
Income tax provision (benefit) ........         480        (355)         125        1,357        (699)         658
                                          ---------   ---------    ---------    ---------   ---------    ---------
Income (loss) before extraordinary item         636      (1,438)        (802)       1,334     (69,602)     (68,268)
  Extraordinary item, net of tax ......          --          --           --           --     225,606      225,606
                                          ---------   ---------    ---------    ---------   ---------    ---------
Net income (loss) .....................   $     636   $  (1,438)   $    (802)   $   1,334   $ 156,004    $ 157,338
                                          =========   =========    =========    =========   =========    =========
Total assets ..........................   $ 611,304   $ 186,636    $ 797,940    $ 606,954   $ 182,414    $ 789,368
                                          =========   =========    =========    =========   =========    =========

                                              Six Months Ended June 30, 1998
                                     ------------------------------------------
                                       Thrift           Non-
                                       Banking         Banking          Total
                                     -----------     -----------    -----------
Interest income .................    $    19,614     $    56,527    $    76,141
Interest expense ................         13,852          50,401         64,253
                                     -----------     -----------    -----------
Net interest income .............          5,762           6,126         11,888
Provision for loan losses .......         (5,100)          2,100         (3,000)
                                     -----------     -----------    -----------
Net interest income after
  provision for loan losses .....         10,862           4,026         14,888
Other income ....................          1,446          45,662         47,108
Other expense ...................          7,097          41,902         48,999
                                     -----------     -----------    -----------
Income before taxes .............          5,211           7,786         12,997
Income tax provision ............          2,271           3,565          5,836
                                     -----------     -----------    -----------
Net income ......................    $     2,940     $     4,221    $     7,161
                                     ===========     ===========    ===========
Total assets ....................    $   635,714     $ 1,313,154    $ 1,948,868
                                     ===========     ===========    ===========

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Wilshire Financial Services Group Inc. and the notes thereto included elsewhere in this filing. References in this filing to "Wilshire Financial Services Group Inc.," "WFSG," the "Company," "we," "our," and "us" refer to Wilshire Financial Services Group Inc. and our wholly owned subsidiaries, unless the context indicates otherwise.

      Wilshire Financial Services Group Inc. is a diversified financial services company. We conduct business in the U.S. and Europe, specializing in loan portfolio acquisition and securitization, and servicing. We offer wholesale banking through our subsidiary, First Bank of Beverly Hills, F.S.B. ("First Bank"). First Bank is a federally chartered savings institution regulated by the Office of Thrift Supervision ("OTS") with one branch and a merchant bankcard processing center in Southern California. Administrative headquarters of WFSG and First Bank are located in Portland, Oregon.

OVERVIEW AND RESTRUCTURING OF WFSG

      In response to adverse market conditions in the second half of 1998 and the resulting effect on our operations, we focused our efforts during the six months ended June 30, 1999 on stabilizing the assets remaining at our non-thrift banking subsidiaries and restructuring WFSG through a voluntary prepackaged Chapter 11 bankruptcy filing. First Bank remained focused on the execution of its primary business plan as it was relatively unaffected by the severe market conditions which dramatically affected the non-banking subsidiaries during the second half of 1998.

      In connection with the plan of reorganization (the "Plan"), we filed a voluntary petition for relief under Chapter 11 Bankruptcy Code in the Federal Court of Wilmington, Delaware on March 3, 1999. On April 12, 1999, the Plan was approved by the bankruptcy court. On June 10, 1999, the Plan became effective, we emerged from bankruptcy and a new Board of Directors was seated. Upon the Plan becoming effective, we adopted fresh start reporting (as described in Note 3 to the interim consolidated financial statements), which had the effect of revaluing our assets and liabilities to fair value and eliminating the stockholders' deficit as of the Plan's effective date. Due to the Company's restructuring, management believes that the financial results for the quarter and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

      Wilshire Credit Corporation, a former affiliate of the Company, provided loan servicing to us prior to the reorganization. As part of the Plan, the loan servicing operations of Wilshire Credit Corporation, and the assets and stock of a wholly-owned subsidiary, Wilshire Servicing Corporation, were transferred to WCC Inc., a newly formed, majority-owned subsidiary. This will allow us to service our own assets and provide third-party servicing. We own 50.01% of WCC Inc. with the remaining 49.99% owned by an unaffiliated third party.

      On June 3, 1999, the OTS issued a directive that indicates that it considers First Bank to be in "troubled condition." This directive places restrictions on First Bank's ability to engage in certain activities without first obtaining OTS approval, including, but not limited to: increasing asset size; making new loans, investments or capital expenditures; paying dividends or making other capital distributions; and hiring senior executive officers, directors or consultants. First Bank does not agree with the "troubled institution" designation and is deciding whether to appeal the restrictions imposed by the OTS directive. However, there can be no assurance as to whether any such appeal would be successful.

      During the six months ended June 30, 1999, and continuing to the present, we remain committed to reducing corporate overhead where deemed appropriate by management. We have made strategic reductions in overhead related to our operations in Europe, which still have adequate capacity to absorb additional investment activity. We continue to review our expense levels on a line of business basis and will make strategic reductions or investments, as necessary, to counter reductions in business activities or to build for anticipated growth.

RESULTS OF OPERATIONS--ONE MONTH ENDED JUNE 30, 1999

      For financial reporting purposes, we accounted for the consummation of our restructuring effective May 31, 1999 (though the restructuring was completed on June 10, 1999). The following discussion relates to the operating results of the "Reorganized Company" for the one-month period subsequent to our restructuring.

Net Loss

      Our net loss for the month ended June 30, 1999 was approximately $0.8 million, or $0.04 per share. The net loss is primarily attributable to other operating expenses of $6.9 million, partially offset by net interest income after provision for loan losses of $2.9 million and other income of $3.3 million.

Net Interest Income

      Our net interest income for the month ended June 30, 1999 was approximately $3.0 million, which consisted of interest income of $5.9 million, partially offset by interest expense of $2.9 million. Approximately $4.4 million, or 75%, of our interest income was derived from our portfolio of loans and discounted loans, with the other $1.5 million, or 25%, from mortgage-backed and other securities. Our interest expense consisted of $2.2 million of interest on deposits at First Bank and $0.7 million of interest on short-term debt facilities. We no longer incur interest expense on our 13% Series B notes (the "Notes") payable, as the Notes were cancelled and converted to equity as part of our restructuring.

Provisions for Estimated Losses on Loans

      Provision for losses on loans for the month ended June 30, 1999 was approximately $0.1 million, resulting from additional provisions taken on Discounted Loans in our European portfolio.

Other Income

      Our other income was approximately $3.3 million for the month ended June 30, 1999, consisting primarily of servicing revenue of $1.4 million, bankcard income, net, of $0.4 million, income from real estate operations of $0.2 million and other, net, of $1.1 million.

      Approximately 97% of the servicing revenue was derived from the loan servicing operations of WCC Inc., a newly formed, majority-owned subsidiary. These operations were previously conducted by an affiliate, Wilshire Credit Corporation, but were transferred to WCC Inc. as part of our restructuring. As part of the agreement for the transfer of the servicing operations from Wilshire Credit Corporation to WCC Inc., Wilshire Credit Corporation continues to service some of the accounts for WCC Inc. through August 1999. Wilshire Credit Corporation uses the facilities and employees of WCC Inc. for this servicing. WCC Inc. pays Wilshire Credit Corporation a fee for this servicing (included in Loan service fees and expenses) and Wilshire Credit Corporation, in turn, reimburses WCC Inc. for its facilities and employees (included in Servicing revenue).

      During the month ended June 30, 1999, gross bankcard processing revenue was $1.4 million, of which $0.6 million was attributable to internet commerce, $0.6 million was from mail order transaction processing, and $0.2 million resulted from audiotext transactions. These bankcard revenues were partially offset by bankcard processing expenses of $1.0 million.

      Real estate owned, net consisted primarily of gains on sales of property acquired in foreclosure or deed-in-lieu thereof. Other, net includes primarily $0.8 million of loan fees and charges and $0.3 million of management fees earned from WREIT.

Other Expenses

      Our other expenses totaled approximately $6.9 million for the month ended June 30, 1999. These expenses consisted primarily of compensation and employee benefits expenses of $3.2 million, loan service fees and expenses of $1.2 million (see Servicing revenue), professional services of $0.6 million, corporate travel and development of $0.5 million and other general and administrative expenses (consisting primarily of insurance, taxes and general corporate overhead) of approximately $0.8 million.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

      In the following discussion, the amounts for the six months ended June 30, 1999 represent the sum of the Predecessor Company's operations for the five months ended May 31, 1999 and the Reorganized Company's operations for the one month ended June 30, 1999, as reported in the accompanying consolidated statements of operations.

Net Income

      Our net income for the six months ended June 30, 1999 was approximately $156.5 million, which included an extraordinary gain on the extinguishment of debt of $225.6 million (see Note 4 - Extraordinary Item). Excluding the extraordinary gain, our net loss for the six months ended June 30, 1999 was approximately $69.1 million, compared with net income of approximately $7.2 million for the six months ended June 30, 1998. The decline in operating results is primarily attributable to $52.0 million of costs related to our restructuring, a $30.0 million decrease in other income, a $5.8 million increase in provisions for estimated losses on loans and a $4.1 million decrease in net interest income, partially offset by a $10.7 million decrease in other expenses.

Net Interest Income

      Our net interest income was approximately $7.8 million for the six months ended June 30, 1999, compared with approximately $11.9 million for the six months ended June 30, 1998. This decrease was due to a decline in interest income of $42.4 million, partially offset by a decline in interest expense of $38.3 million, reflecting our reduction in the levels of loans and other interest-earning assets and paydown of the related short-term borrowing facilities and the reduction of interest expense on the Notes, as discussed further below.

      Interest Income. Our interest income was approximately $33.7 million for the six months ended June 30, 1999 compared with approximately $76.1 million for the six months ended June 30, 1998, a decrease of $42.4 million. This decrease was primarily due to a decrease in our interest-earning assets from approximately $1.6 billion at June 30, 1998, to approximately $692 million at June 30, 1999, resulting from the sale of certain loans and other assets to provide liquidity and repay certain short-term borrowing facilities.

      Interest Expense. Our interest expense was approximately $26.0 million for the six months ended June 30, 1999, compared with approximately $64.3 million for the six months ended June 30, 1998, a decrease of $38.3 million. The decrease in interest expense was primarily due to a decrease in our interest-bearing liabilities from approximately $1.8 billion at June 30, 1998 to approximately $675 million at June 30, 1999, resulting primarily from the repayments of short-term borrowing facilities with proceeds from the asset sales described above. In addition, during the six months ended June 30, 1999, we recognized interest on the Notes only through the date on which we filed our voluntary Chapter 11 petition, which was March 3, 1999. As a result, the amount of interest expense recognized on the Notes for the six months ended June 30, 1999 was approximately $4.2 million, compared with approximately $12.0 million for the six months ended June 30, 1998. Upon the completion of our restructuring, the Notes were cancelled and converted to equity of WFSG.

Provisions for Estimated Losses on Loans

      Provision for estimated losses on loans for the six months ended June 30, 1999 was approximately $2.8 million, resulting primarily from additional provisions taken at our non-banking subsidiaries. This compares with a net recovery of $3.0 million for the six months ended June 30, 1998, which was primarily due to First Bank's recapture of reserves on loans sold or paid off.

Other Income

      Our other income decreased to approximately $17.1 million for the six months ended June 30, 1999 from approximately $47.1 million for the six months ended June 30, 1998. The components of our other income are reflected in the following table:

                                                              Six Months Ended
                                                                  June 30,
                                                         ----------------------
                                                           1999            1998
                                                         -------        -------
                                                          (Dollars in thousands)
Other income:
         Servicing revenue .......................       $ 4,751        $ 2,740
         Real estate owned, net ..................         1,619          3,472
         Bankcard income, net ....................         2,788          1,497
         Gain on sale of loans ...................         3,177         26,444
         Gain on sale of securities ..............            --          8,201
         Trading income ..........................            --          1,630
         Minority interest .......................           160             --
         Other, net ..............................         4,580          3,124
                                                         -------        -------
                  Total other income .............       $17,075        $47,108
                                                         =======        =======

      The decrease in other income was primarily attributable to a $23.3 million decrease in gain on sale of loans, an $8.2 million decrease in gain on sale of securities, a $1.9 million decrease in real estate owned, net and a $1.6 million decrease in trading income, partially offset by a $2.0 million increase in servicing revenue, a $1.5 million increase in other, net and a $1.3 million increase in bankcard income, net. The components of other income are further described below.

      Servicing Revenue. Servicing revenue for the six months ended June 30, 1999 was $4.7 million, compared with $2.7 million for the comparable period in 1998, an increase of $2.0 million. The increase reflects the servicing activity for the month of June, 1999 of WCC Inc., a newly formed, majority-owned subsidiary. Such operations were previously performed by a former affiliate, Wilshire Credit Corporation, but were transferred to WCC Inc. effective May 31, 1999 as part of our reorganization (see Note 2). As part of the agreement for the transfer of the servicing operations from Wilshire Credit Corporation to WCC Inc., Wilshire Credit Corporation continues to service some of the accounts for WCC Inc. through Auust 1999. Wilshire Credit Corporation uses the facilities and employees of WCC Inc. for this servicing. WCC Inc. pays Wilshire Credit Corporation a fee for this servicing (included in Loan service fees and expenses) and Wilshire Credit Corporation, in turn, reimburses WCC Inc. for its facilities and employees (included in Servicing revenues).

      Real Estate Owned, net. Real estate owned, net decreased approximately $1.9 million from the six months ended June 30, 1998 to the six months ended June 30, 1999 primarily due to a decrease in gains on the sale of properties acquired through foreclosure or deed-in-lieu thereof, reflecting our decision to focus more on non-discounted loans.

      Bankcard Income, net. Bankcard income, net was approximately $2.8 million for the six months ended June 30, 1999, an increase of $1.3 million from the six months ended June 30, 1998. This increase is attributable to the expansion of bankcard processing operations which includes internet commerce processing activity. During the six months ended June 30, 1999, gross bankcard processing revenue was $7.8 million, of which $4.5 million was attributable to internet commerce and $1.3 million was attributable to audio text transactions. The remainder of approximately $2.0 million is primarily attributable to mail order transaction processing.

      The financial results of First Bank's bankcard processing operations for the six months ended June 30, 1999 and 1998 have been as follows:

                                                            Six Months Ended
                                                                June 30,
                                                       ------------------------
                                                         1999             1998
                                                       -------          -------
                                                         (Dollars in thousands)
Bankcard revenues ............................         $ 7,750          $ 4,723
Bankcard processing expenses .................          (4,962)          (3,226)
Other expenses ...............................          (1,458)          (1,094)
                                                       -------          -------
Net ..........................................         $ 1,330          $   403
                                                       =======          =======

      Gain on Sale of Loans. Gain on sale of loans decreased by approximately $23.3 million from the six months ended June 30, 1998 to the six months ended June 30, 1999. The decrease is primarily due to gains of $26.4 million on sales of approximately $402.3 million unpaid principal balance of loans during the six months ended June 30, 1998 and reduced sales activity during the six months ended June 30, 1999.

      Gain on Sale of Securities. Gain on sale of securities was $8.2 million for the six months ended June 30, 1999 compared to no gain on sale of securities for the six months ended June 30, 1999, a decrease of $8.2 million. This decrease reflected the lack of sales activity in the most recent period.

      Other, net. Other, net increased by approximately $1.5 million from the six months ended June 30, 1998 to the six months ended June 30, 1999. The increase is primarily attributable to an increase in management fees earned from WREIT of $0.8 million for the six months ended June 30, 1999. WREIT did not commence operations until April 6, 1998 and therefore, the fees earned from WREIT for the six months ended June 30, 1998 represent only three months' activity.

Other Expenses

      Our other expenses totaled approximately $38.3 million for the six months ended June 30, 1999 compared with approximately $49.0 million for the six months ended June 30, 1998, a decrease of $10.7 million. This decrease was primarily due to decreases in loan service fees and expenses of $10.4 million and corporate travel and development of $1.5 million, partially offset by an increase in depreciation and amortization of $0.5 million.

      Loan Service Fees and Expenses. Loan service fees and expenses decreased from approximately $20.1 million for the six months ended June 30, 1998 to approximately $9.7 million for the six months ended June 30, 1999. This decrease was primarily due to a decline in the balance of loans from $1.3 billion at June 30, 1998 to $576 million at June 30, 1999, as we sold a large portion of our loan portfolio to increase liquidity and reduce outstanding debt.

      Corporate Travel and Development. Corporate travel and development decreased from approximately $2.8 million for the six months ended June 30, 1998 to approximately $1.3 million for the six months ended June 30, 1999, primarily due to substantially reduced travel activity in 1999 as acquisition activity declined.

      Depreciation and Amortization. Depreciation and Amortization increased from approximately $0.9 million for the six months ended June 30, 1998 to approximately $1.4 million for the six months ended June 30, 1999, primarily due to additional investments in leasehold improvements and equipment (including a new internal accounting and reporting system) and growth at First Bank.

Reorganization Items

      During the six months ended June 30, 1999, we incurred approximately $52.0 million of expenses related to the WFSG restructuring (see Note 2). These expenses primarily consisted of net write-downs of the reported amounts of assets and liabilities of approximately $37.6 million, the write-off of unamortized debt issuance costs of $11.3 million, professional services of $0.6 million and costs related to the restructuring of our European operations of $2.5 million. There were no such reorganization items for the six months ended June 30, 1998. The $52.0 million of reorganization expenses, as well as $4.2 million of interest expense recognized during the period related to the Notes, will be non-recurring due to WFSG's reorganization. We recognized interest expense on the Notes only through March 3, 1999, the date WFSG filed its petition under Chapter 11 of the Bankruptcy Code.

RESULTS OF OPERATIONS--QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

      In the following discussion, the amounts for the three months ended June 30, 1999 represent the sum of the Predecessor Company's operations for the two months ended May 31, 1999 and the Reorganized Company's operations for the one month ended June 30, 1999, as reported in the accompanying consolidated statements of operations.

Net Income

      Our net income for the quarter ended June 30, 1999 was approximately $182.5 million, which included an extraordinary gain on the extinguishment of debt of $225.6 million (see Note 4 - Extraordinary Item). Excluding the extraordinary gain, our net loss for the three months ended June 30, 1999 was approximately $43.1 million, compared with net income of approximately $11.8 million for the quarter ended June 30, 1998. The decline in operating results is primarily attributable to $37.6 million of costs related to our restructuring, a $33.4 million decrease in other income, a $4.2 million increase in provisions for estimated losses on loans and a $0.3 million decrease in net interest income, partially offset by a $12.0 million decrease in other expenses.

Net Interest Income

      Our net interest income was approximately $7.2 million for the quarter ended June 30, 1999, compared with approximately $7.5 million for the quarter ended June 30, 1998. This decrease was due to a decline in interest income of $24.8 million, partially offset by a decline in interest expense of $24.4 million, reflecting our reduction in the levels of loans and other interest-earning assets and paydown of the related short-term borrowing facilities.

      Interest Income. Our interest income was approximately $16.5 million for the quarter ended June 30, 1999, compared with approximately $41.3 million for the quarter ended June 30, 1998, a decrease of $24.8 million. This decrease was primarily due to a decrease in our interest-earning assets from approximately $1.6 billion at June 30, 1998, to approximately $692 million at June 30, 1999, resulting from the sale of certain loans and other assets to provide liquidity and repay certain short-term borrowing facilities.

      Interest Expense. Our interest expense was approximately $9.4 million for the quarter ended June 30, 1999, compared with approximately $33.8 million for the quarter ended June 30, 1998, a decrease of $24.4 million. The decrease in interest expense was primarily due to a decrease in our interest-bearing liabilities from approximately $1.8 billion at June 30, 1998, to approximately $675 million at June 30, 1999 resulting primarily from the repayments of short-term borrowing facilities with proceeds from the asset sales described above. In addition, during the quarter ended June 30, 1999, we did not recognize interest on our 13% Notes, as we stopped accruing such interest as of the March 3, 1999 Chapter 11 filing date, which was prior to the start of the second quarter. During the quarter ended June 30, 1998, we incurred interest expense on the Notes of approximately $6.0 million. Upon the completion of our restructuring, the Notes were cancelled and converted to equity of WFSG.

Provisions for Estimated Losses on Loans

      Provision for estimated losses on loans for the quarter ended June 30, 1999 was approximately $2.7 million, resulting primarily from additional provisions taken at our non-banking subsidiaries. This compares with a net recovery of $1.5 million for the quarter ended June 30, 1998, which was primarily due to First Bank's recapture of reserves on loans sold or paid off.

Other Income

      Our other income decreased to approximately $7.6 million for the quarter ended June 30, 1999 from approximately $41.0 million for the quarter ended June 30, 1998. The components of our other income are reflected in the following table:

                                                               Quarter Ended
                                                                 June 30,
                                                          ----------------------
                                                            1999           1998
                                                          -------        -------
                                                          (Dollars in thousands)
Other income:
         Servicing revenue .......................        $ 2,836        $ 1,369
         Real estate owned, net ..................            146          3,399
         Bankcard income, net ....................          1,491            997
         Gain on sale of loans ...................            622         26,444
         Gain on sale of securities ..............             --          6,116
         Trading income ..........................             --            172
         Minority interest .......................            160             --
         Other, net ..............................          2,356          2,473
                                                          -------        -------
                  Total other income .............        $ 7,611        $40,970
                                                          =======        =======

      The decrease in other income was primarily attributable to a $25.8 million decrease in gain on sale of loans, a $6.1 million decrease on gain on sale of securities and a $3.3 million decrease in real estate owned, net, offset in part by a $1.5 million increase in servicing revenue and a $0.5 million increase in bankcard income, net. The components of other income are further described below.

      Servicing Revenue. Servicing revenue for the three months ended June 30, 1999 was $2.8 million, compared with $1.4 million for the comparable period in 1998, an increase of $1.4 million. The increase reflects the servicing activity for the month of June, 1999 of WCC Inc., a newly formed, majority-owned subsidiary. Such operations were previously performed by a former affiliate, Wilshire Credit Corporation, but were transferred to WCC Inc. effective May 31, 1999 as part of our reorganization (see Note 2). As part of the agreement for the transfer of the servicing operations from Wilshire Credit Corporation to WCC Inc., Wilshire Credit Corporation continues to service some of the accounts for WCC Inc. through August 1999. Wilshire Credit Corporation uses the facilities and employees of WCC Inc. for this servicing. WCC Inc. pays Wilshire Credit Corporation a fee for this servicing (included in Loan service fees and expenses) and Wilshire Credit Corporation, in turn, reimburses WCC Inc. for its facilities and employees (included in Servicing revenues).

      Real Estate Owned, net. Real estate owned, net decreased approximately $3.3 million from the quarter ended June 30, 1998 to the quarter ended June 30, 1999 due to a decrease in gains on the sale of properties acquired through foreclosure or deed-in-lieu thereof.

      Bankcard Income, net. Bankcard income, net was approximately $1.5 million during the quarter ended June 30, 1999, an increase of $0.5 million from the comparable period in 1998. This increase is attributable to the expansion of bankcard processing operations which includes internet commerce processing activity. During the quarter ended June 30, 1999, gross bankcard processing revenue was $4.3 million, of which $2.7 million was attributable to internet commerce and $0.8 million was attributable to audio text transactions. The remainder of approximately $0.8 million is primarily attributable to mail order transaction processing.

      The financial results of First Bank's bankcard processing operations for the quarters ended June 30, 1999 and 1998 have been as follows:

                                                             Quarter Ended
                                                                June 30,
                                                       ------------------------
                                                         1998              1999
                                                       -------          -------
                                                         (Dollars in thousands)
Bankcard revenues ............................         $ 4,264          $ 3,126
Bankcard processing revenues .................          (2,773)          (2,129)
Other expenses ...............................            (733)            (588)
                                                       -------          -------
Net ..........................................         $   758          $   409
                                                       =======          =======

      Gain on Sale of Loans. Gain on sale of loans decreased by approximately $25.8 million from the quarter ended June 30, 1998 to the quarter ended June 30, 1999. The decrease is primarily due to gains of $26.4 million on sales of approximately $402.3 million unpaid principal balance of loans during the quarter ended June 30, 1998 and reduced sales activity during the quarter ended June 30, 1999.

      Gain on Sale of Securities. Gain on sale of securities decreased by approximately $6.1 million due to sales of securities during the quarter ended June 30, 1998 resulting in gains of approximately $6.1 million and no sales activity during the quarter ended June 30, 1999.

      Other, net. Other, net consists primarily of management fees earned from WREIT and loan fees and charges. These revenues remained stable from the quarter ended June 30, 1998, to the quarter ended June 30, 1999.

Other Expenses

      Our other expenses totaled approximately $17.2 million for the quarter ended June 30, 1999 compared with approximately $29.2 million for the quarter ended June 30, 1998, a decrease of $12.0 million. This decrease was primarily due to decreases in loan service fees and expenses of $6.8 million, professional services of $1.8 million, compensation and employee benefits of $1.7 million, corporate travel and development of $1.3 million, and other general and administrative expenses of $0.9 million.

      Loan Service Fees and Expenses. Loan service fees and expenses decreased from $11.2 million for the quarter ended June 30, 1998 to approximately $4.4 million for the quarter ended June 30, 1999. This decrease was primarily due to a decline in the balance of loans from $1.3 billion at June 30, 1998 to $576 million at June 30, 1999, as we sold a large portion of our loan portfolio to increase liquidity and reduce outstanding debt.

      Professional Services. Professional services decreased by approximately $1.8 million from the quarter ended June 30, 1998 to the quarter ended June 30, 1999. Expense for the 1999 quarter included the reversal of approximately $1.5 million of previously accrued expenses pursuant to a review by management and determination that the recorded liability balance exceeded revised estimated liabilities.

      Compensation and Employee Benefits. Compensation and employee benefits totaled approximately $7.5 million for the quarter ended June 30, 1999, compared with approximately $9.2 million for the quarter ended June 30, 1998. The decrease was primarily due to the reduction in workforce in our European operations in March 1999, the effects of which were realized during the second quarter of 1999.

      Corporate Travel and Development. Corporate travel and development decreased from approximately $2.2 million for the three months ended June 30, 1998 to approximately $0.9 million for the three months ended June 30, 1999 due to substantially reduced travel activity in 1999 as acquisition activity declined.

      Other General and Administrative Expenses. Other general and administrative expenses decreased from approximately $3.7 million for the three months ended June 30, 1998 to approximately $2.5 million for the three months ended June 30, 1999. The decrease was primarily due to a $0.6 million decrease in due diligence expense which reflected the decline in acquisition activity, a $0.4 million decrease in advertising and a $0.2 million decrease in recruiting and hiring costs.

Reorganization Items

      During the quarter ended June 30, 1999, we incurred approximately $37.6 million of expenses related to the WFSG restructuring (see Note 2). These expenses consisted of net write-downs of the reported amounts of assets and liabilities to their fair values pursuant to the adoption of fresh-start reporting (see Note 3). These reorganization expenses will be non-recurring due to the consummation of WFSG's restructuring in June 1999. There were no such items for the quarter ended June 30, 1998.

CHANGES IN FINANCIAL CONDITION

      The following discussion compares the balances of certain asset, liability and stockholders' equity (deficit) amounts of the Reorganized Company as of June 30, 1999 with those of the Predecessor Company as of December 31, 1998 as reported in the accompanying consolidated statements of financial condition.

      Mortgage-Backed and Other Securities. For accounting purposes, our mortgage-backed and other securities are classified as available for sale or held to maturity. Our holdings of mortgage-backed securities available for sale decreased approximately $16.1 million during the six months ended June 30, 1999. This decrease was primarily due to principal repayments of $10.1 million and write-downs to fair value of $5.7 million. Our holdings of mortgage-backed securities held to maturity decreased approximately $2.0 million during the six months ended June 30, 1999 primarily due to principal repayments. The following table sets forth our holdings of mortgage-backed and other securities as of June 30, 1999 and December 31, 1998:

Mortgage-Backed Securities and Other Securities

                                                        June 30,    December 31,
                                                          1999          1998
                                                        --------      --------
                                                        (Dollars in thousands)
Available for sale:
     Mortgage-backed securities ....................    $ 60,300      $ 66,829
     Agency mortgage-backed securities .............      38,015        47,634
Held to maturity:
     U.S. Government and other securities ..........       5,971         5,962
     Mortgage-backed securities ....................      11,551        13,580
                                                        --------      --------
          Total investment securities ..............    $115,837      $134,005
                                                        ========      ========

      Loans, net. Our portfolio of loans, net of discounts and allowances, increased by approximately $46.6 million during the six months ended June 30, 1999. This increase is primarily attributable to the acquisition of Non-Discounted Loans at First Bank, reflecting our emphasis on increasing the level of investment in Non-Discounted Loans as a percentage of the total loan portfolio. See "Discounted Loans, net" below.

      Discounted Loans, net. Our portfolio of Discounted Loans decreased by approximately $24.4 million during the six months ended June 30, 1999. The decrease is primarily attributable to our sale of Discounted Loans to repay certain short-term borrowing facilities and provide liquidity. It is anticipated that our future investments in Discounted Loans as a percentage of our total loan portfolio will be reduced. Discounted Loans require significant capital resources prior to resolution, which is generally six to nine months following acquisition. We believe we can create a more predictable and less capital intensive earnings stream by reducing the level of investment in these assets. Nonetheless, we make our investment decisions on an opportunistic basis and will evaluate investment opportunities as they arise.

      Loans Held for Sale, Net, at Lower of Cost or Market. Loans held for sale, net, at lower of cost or market decreased by approximately $238.4 million during the six months ended June 30, 1999 primarily as a result of the sale of loans to increase liquidity and reduce outstanding borrowings.

      Real estate owned, net. Real estate owned, net decreased by approximately $30.8 million during the six months ended June 30, 1999. The decrease was primarily due to sales of properties for proceeds of approximately $32.9 million partially offset by acquisitions of real estate through foreclosure or deed-in-lieu thereof from our portfolio of discounted loans.

      Mortgage Servicing Rights, net. Mortgage servicing rights, net decreased by $2.3 million during the six months ended June 30, 1999, primarily due to the write-off, for fresh-start reporting purposes (see Note 3), of previously capitalized or purchased servicing rights.

      Investment in Wilshire Real Estate Investment Trust Inc. Investment in WREIT decreased by approximately $2.0 million primarily due to a write-down in the carrying value in accordance with the provisions of fresh-start reporting.

      Deposits. First Bank's deposits decreased by approximately $17.7 million during the six months ended June 30, 1999. This decrease is primarily attributable to a corresponding reduction in First Bank's asset portfolio. On June 3, 1999, the OTS issued a directive which, among other things, prohibits First Bank, without prior OTS approval, from increasing total assets during any quarter in excess of an amount equal to net interest credited on deposits for the quarter.

      Short-Term Borrowings. Short-term borrowings decreased by approximately $249.5 million during the six months ended June 30, 1999, resulting primarily from our reduction of total loans from $792.2 million at December 31, 1998 to $576.1 million at June 30, 1999.

      Notes payable. The Notes payable of $184.2 million at December 31, 1998 were cancelled in June 1999. Pursuant to our prepackaged Chapter 11 bankruptcy filing, these Notes were converted into equity of WFSG, as described more fully in Note 2 to the interim consolidated financial statements.

      Accounts Payable and Other Liabilities. WREIT has prepaid certain servicing fees to WFSG. These amounts are included in Accounts payable and other liabilities. The initial amount of the prepaid fees may be in dispute between WREIT and WFSG with WFSG contending that the initial amount is as low as $2.3 million and WREIT contending the amount is $3.2 million. Without admission, the Company has recorded the amount at $3.2 million.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and for general business purposes. Our sources of cash flow include certificates of deposit, securitizations, whole loan and mortgage-backed securities sales, net interest income and borrowings under warehouse and repurchase financing facilities (if available) and from institutional investors and other lenders and public and private debt offerings. We also have borrowed money from WREIT. In addition, First Bank has available funding through FHLB advances. Our liquidity is actively managed on a daily basis and was and will be reviewed periodically by our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company, including adequate cash flows for off-balance sheet instruments.

      The Company has repurchase agreements outstanding that mature monthly and, with the parties' agreement, may be rolled into new 30 day repurchase agreements. In addition, the Company has discussed additional lending arrangements with investment banks which may provide financing on a transaction by transaction basis. There can be no assurance that lenders will continue to roll the repurchase agreements or will not change material terms, including, but not limited to, advance rates and interest rates on these financing arrangements. In addition, given current market conditions, the Company may not be able to securitize loans as a source of liquidity.

      The dramatic events in the financial markets in late 1998, which included a significant reduction in valuations of and liquidity for mortgage-backed securities, has had a significant adverse impact on our liquidity and financial condition. Many of our lenders determined that the value of these assets had decreased and demanded cash or securities to continue lending, which reduced our cash position and eventually prompted asset sales at depressed prices to meet these calls and provide liquidity. While these asset sales have improved our liquidity position, the market for mortgage-backed securities, particularly subordinate mortgage-backed securities, remains depressed and the financial markets generally continue to be volatile. Further, certain of the Company's lenders have expressed concern about continued lending to this industry given market conditions and to the Company given the losses incurred by the Company. It is not clear to what extent the Company can rely on short-term warehouse or repurchase agreements as a source of liquidity. At June 30, 1999, our cash balances totaled approximately $24.3 million; however, $17.2 million of the balance was held at First Bank and is not available for use by any Wilshire company other than First Bank.

      We mark our securities portfolio to fair value at the end of each month based upon broker/dealer marks, subject to an internal review process. With respect to many of our subordinate securities, marks are typically available from either a single or, at most, a small group of broker/dealers. For those securities that are subject to repurchase or other financing arrangements with broker/dealers, we employ the mark supplied by the financing broker even if, as is sometimes the case, we believe that the mark represents less than fair value. As of each reporting period, we evaluate whether and to what extent any unrealized loss is to be recognized as other than temporary.

      Our restructuring as described in Note 2 to the consolidated financial statements significantly improved our financial position by reducing indebtedness, eliminating the ongoing interest cost associated with that indebtedness, and significantly increasing our equity account.

      Based on our current and expected asset size, capital levels, and organizational infrastructure, management believes that cash flows will be sufficient to meet our needs. However, we intend to aggressively seek new capital to permit us to more fully and more efficiently utilize our acquisition and loan servicing platforms. There can be no assurance, however, that we will be able to obtain new capital.

      Following the losses incurred by the Company in the second half of 1998, the Company began discussions with a number of potential new equity investors in order to strengthen its diminished equity base and obtain additional capital to operate and develop the business. These discussions were suspended pending the completion of our restructuring. There can be no assurance that any such discussions will be recommenced or will lead to any investments being made.

      Sources of liquidity for First Bank include wholesale and brokered certificates of deposit. At June 30, 1999, First Bank had approximately $479.3 million of certificates of deposit. At June 30, 1999, scheduled maturities of certificates of deposit during the 12 months ending June 30, 2000 and thereafter amounted to approximately $405.0 million and approximately $74.3 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. However, management of First Bank believes it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds.

      Mortgage-backed securities which are subject to repurchase agreements, as well as loans and real estate which secure other indebtedness, periodically are revalued by the lender, and a decline in the value that is recognized by the lender (whether or not the lender recognized the full fair value of the security) may result in the lender requiring us to provide additional collateral to secure the indebtedness. Primarily as a result of asset sales, we have had adequate cash and cash equivalents to meet calls for additional collateral to repay a portion of the related indebtedness or to meet our other operating and financing requirements. In certain instances, lenders under repurchase agreements secured by mortgage-backed securities have withheld principal and/or interest payments on such securities in order to reduce outstanding, unpaid margin calls. At June 30, 1999, there were approximately $10.9 million of outstanding collateral calls, as determined by our lenders, net of withheld principal and interest payments. If we are unable to fund additional collateral requirements or to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (on short notice) a portion of our assets, and could incur losses as a result. Furthermore, since, from time to time, there is extremely limited liquidity in the market for subordinate and residual interests in mortgage-related securities, there can be no assurance that we will be able to dispose of such securities promptly for fair value in such situations.

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

      Adequate credit facilities and other sources of funding, including our ability to securitize loans, are essential to the continuation of the Company's ability to purchase pools of loans and mortgage-backed securities. During the third and fourth quarters of 1998, financial markets were severely and negatively impacted by various factors which have resulted in reduced availability of liquidity and capital to specialty finance companies and other holders of non-investment grade assets and certain types of loans. This includes the ability to raise new equity capital and long-term debt, as well as the ability to securitize or finance certain types of loans. The Company's growth strategy is dependent on its ability to raise additional debt and/or equity financing and growth at First Bank. To the extent this market environment persists, such growth is likely to be significantly curtailed or delayed.

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

      Federally insured savings associations such as the Bank are required to maintain minimum levels of regulatory capital. Those standards generally are as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on a case-by-case basis. In connection with the 1998 examination the OTS indicated that the capital level of First Bank exceeds the minimum requirement for "well capitalized" status under provisions of the Prompt Corrective Action Regulation. On June 3, 1999, the OTS issued a directive that indicates that it considers First Bank to be in "troubled condition." This directive places restrictions on First Bank's ability to engage in certain activities, including, but not limited to: increasing asset size; making new loans, investments or capital expenditures; paying dividends or making other capital distributions; and hiring senior executive officers, directors or consultants. First Bank does not agree with the "troubled institution" designation and is deciding whether to appeal the restrictions imposed by the OTS directive. However, there can be no assurance as to whether any such appeal will be successful.

OTHER-YEAR 2000 COMPLIANCE

      Many existing computer software programs and other technologically dependent systems use two digits to indicate the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. We utilize a number of technologically dependent systems to operate, service mortgage loans and manage mortgage assets. WFSG, together with WCC Inc. (a subsidiary controlled by WFSG) and Wilshire Servicing Company U.K. Limited (a wholly-owned subsidiary of WFSG), who are our two Servicers, formed a committee to address year 2000 issues ("the Committee") that reports directly to WFSG's executive committee. The Committee is headed by WFSG's Chief Information Officer and includes representatives from across departments within WFSG and our Servicers as well as our management.

      The Committee established and completed a project plan with respect to Year 2000 readiness. In the first phase of the project, the Committee conducted an inventory of all systems for WFSG and our Servicers, classifying each as either "critical" or "non-critical". For systems deemed "critical", the Committee developed detailed test plans and created separate Year 2000 test environments. After the testing phase, in which Year 2000 issues were identified, phases of resolution, re-testing, implementation and certification were completed.

      We began testing of all critical systems in 1997 and completed all necessary testing of such systems, including both systems supplied by outside vendors and internally developed systems, by the end of February 1999. In each case, issues which were identified were resolved. Changes which resulted from testing were coded, retested and implemented and moved into production. Following these phases, each department's executive management certified that their staff had tested critical code and deemed it adequate. In addition, for all critical systems supplied by outside vendors, the Committee obtained a written certification from the vendor that the applicable package is "Year 2000 compliant". With respect to non-critical systems supplied by outside vendors, the Committee has consulted substantially all of the vendors' Internet sites and has obtained copies of Year 2000 compliance certifications from those sites. All phases of the Committee's Year 2000 readiness project were completed by the end of April 1999. As a result, WFSG's management believes that the Company is Year 2000 compliant in all material respects.

      In addition to the information technology systems ("IT systems"), various "environmental systems" ("non-IT systems") used for the Company's business, including the telephone, elevator and security systems, incorporate technology that could be impaired by the year 2000 date change. The Committee has received written certification that each significant non-IT system is Year 2000 compliant.

      The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to us or our results of operations. Aside from limited hardware costs, our primary expense related to Year 2000 compliance is allocation of existing staff. The Committee estimates the total cost related to Year 2000 compliance to be approximately $0.5 million, substantially all of which had been incurred by December 31, 1998.

      Our most likely worst case Year 2000 scenario would be one in which we are unable to perform necessary loan servicing activities. To the extent the loan servicing system is not Year 2000 compliant, the ability to service loans would be in jeopardy. This, in turn, would limit the collections of payments on mortgage loans, which would, further, hinder the Company's ability to meet its own debt service and other cash requirements. Although we do not believe that it is reasonably likely that the Year 2000 date change will cause such a scenario to occur, the Committee has developed a contingency plan with procedures for manual loan servicing, for up to a week, should the loan servicing system cease to be operational. The loan servicing system was developed internally, and we believe that, in the event of an unexpected Year 2000 issue, the source of the issue could be isolated, and the issue could be corrected, rapidly by our existing staff without significant cost. Accordingly, we do not believe that such a failure of the loan servicing system would result in any material loss of revenue or have any other material impact on the Company.

      Based on the results of the Committee's Year 2000 readiness project, we are confident that we are appropriately addressing the Year 2000 issues. Critical IT systems supplied by outside vendors have undergone testing not only by us, but by other customers of the vendors as well. Our loan servicing system is an internally developed system and therefore, information technology personnel are very familiar with the system and believe their efforts will have favorable results.

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

      The Asset and Liability Committees are authorized to utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swap agreements are utilized to reduce our exposure caused by the narrowing of the interest spread between fixed rate loans held for investment and associated liabilities funding those loans caused by changes in market interest rates. First Bank had approximately $36.7 million notional principal amount of interest rate swap agreements outstanding at June 30, 1999, which were designated as hedges of certain fixed rate loans in order to convert variable rate liabilities to fixed rate. These swaps had the effect of decreasing our net interest income by approximately $0.2 million during the six months ended June 30, 1999.

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

      The following table quantifies the potential changes in First Bank's net portfolio value, at May 31, 1999, should interest rates go up or down (shocked) by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

                                                    Net Portfolio
     Change in Rates                                    Value
     ---------------               ---------------------------------------------
                                   $ Amount           $ Change         % Change
                                   --------           ---------         --------
    300 Basis Points               $ 1,501            $(49,099)           -97%
    200 Basis Points                19,975             (30,625)           -61%
    100 Basis Points                36,861             (13,739)           -27%
      0 Basis Points                50,600                  --             --
   -100 Basis Points                59,816               9,216             18%
   -200 Basis Points                65,795              15,195             30%
   -300 Basis Points                69,998              19,398             38%

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

      Item 2. Changes in Securities

                  Pursuant to the Company's plan of reorganization, which became effective on June 10, 1999, (i) the holders of the Company's $184.2 million in publicly issued notes exchanged their notes for new common stock of the Company and (ii) the Company's existing common stock and options were cancelled. In connection with the reorganization, the Company amended and restated its articles of incorporation and by-laws. Pursuant to the amended and restated articles of incorporation, the Company is now authorized to issue 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. Previously, the Company had been authorized to issue 50,000,000 shares of common stock and 10,000,000 shares of preferred stock. The amended and restated by-laws no longer require a staggered board of directors.

      Item 3. Defaults Upon Senior Securities

                  The recent dramatic events in financial markets, which
            included a significant reduction in valuations of, and liquidity for, mortgage-backed securities, has had a significant adverse impact on the Company's liquidity and financial condition. Primarily as a result of these market conditions and the resulting losses, the Company was unable to comply with the minimum net worth and other requirements for certain of its outstanding indebtedness. Pursuant to the Company's restructuring plan, which became effective on June 10, 1999, such indebtedness was converted into new common stock of the Company.

      Item 4. Submission of Matters to a Vote of Security Holders

                  No matter was submitted to a vote of security holders during the period covered by this report.

      Item 5. Other Information

                  Not applicable.

      Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits.

      10.1  Amendment No. 1 to Management Agreement

      10.2  Loan Servicing Agreement

      10.3  Amended and Restated Loan Servicing Agreement with UK Servicer

      11    Statement re Computation of Per Share Earnings

      27    Financial Data Schedule

            (b) Reports on Form 8-K during the three months ended June 30, 1999:

                  (i) Report on Form 8-K dated June 10, 1999, reporting the emergence from bankruptcy and change in control of the Company; the resignation of a Director of the Company; the resignation of the Chief Executive Officer of First Bank; and the imposition of restrictions on First Bank.

                  (ii) Report on Form 8-K dated June 23, 1999 reporting the denial of the Company's request for continued listing of its common stock on the Nasdaq National Stock Market.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WILSHIRE FINANCIAL SERVICES GROUP INC.

Date: August 16, 1999

                                      By: /s/ LAWRENCE A. MENDELSOHN
                                          --------------------------------------
                                          Lawrence A. Mendelsohn
                                          President


                                      By: /s/ CHRIS TASSOS
                                          --------------------------------------
                                          Chris Tassos
                                          Chief Financial Officer