Form 10-Q
period 1999-09-30
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 1999-11-15
CIK 1024321

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       OR

[   ]    TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                          to

                         COMMISSION FILE NUMBER 0-21845

                     WILSHIRE FINANCIAL SERVICES GROUP INC.

             (Exact name of registrant as specified in its charter)

                          Delaware                                                  93-1223879
      (State or other jurisdiction of incorporation or                 (I.R.S. Employer Identification No.)
                        organization)

            1776 SW Madison Street, Portland, OR                                      97205
          (Address of principal executive offices)                                  (Zip Code)

                                 (503) 223-5600
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ____
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Class                  Outstanding at October 31, 1999
         Common Stock, par value $.01 per share          20,033,600 Shares

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                      INDEX

PART I.        FINANCIAL INFORMATION

         Item 1.  Interim Financial Statements (Unaudited):

                     Consolidated Statements of Financial Condition...........................................3

                     Consolidated Statements of Operations....................................................4

                     Consolidated Statements of Cash Flows....................................................6

                     Consolidated Statements of Stockholders' Equity (Deficit)................................8

                     Notes to Interim Financial Statements....................................................9

         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...............................................................19

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................35

 PART II.      OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................................37

         Item 2.  Changes in Securities......................................................................37

         Item 3.  Defaults Upon Senior Securities............................................................37

         Item 4.  Submission of Matters to a Vote of Security Holders........................................38

         Item 5.  Other Information..........................................................................38

         Item 6.  Exhibits and Reports on Form 8-K...........................................................38

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                              PREDECESSOR
                                                                                 REORGANIZED COMPANY            COMPANY
                                                                              -----------------------------   ---------------
                                                                                SEPTEMBER 30,   MAY 31,         DECEMBER 31,
                                                                                    1999       1999               1998
                                                                              -----------    --------------   ----------------
                                                                               (UNAUDITED)    (UNAUDITED)

                                   ASSETS

Cash and cash equivalents...............................................      $   28,016      $    26,552    $      23,468
Mortgage-backed securities available for sale, at fair value............          73,840           99,647          114,463
Mortgage-backed securities held to maturity, at amortized cost..........          10,737           11,993           13,580
Securities held to maturity, at amortized cost..........................           5,975            5,969            5,962
Loans, net..............................................................         510,174          491,576          455,561
Discounted loans, net...................................................          13,178           29,058           51,989
Loans held for sale, net, at lower of cost or market....................          43,148           45,757          284,672
Stock in Federal Home Loan Bank of San Francisco, at cost...............           4,719            4,655            5,332
Real estate owned, net..................................................          15,228           35,374           62,168
Leasehold improvements and equipment, net...............................           5,890            6,156            8,185
Accrued interest receivable.............................................           4,315            5,138            5,468
Investment in Wilshire Real Estate Investment Inc.......................           2,610            4,218            5,979
Servicer advances.......................................................          15,620            7,552            5,007
Mortgage servicing rights, net..........................................              --               --            2,346
Income tax receivable...................................................              --               --            9,865
Prepaid expenses and other assets.......................................          11,576           15,723           30,208
                                                                              -----------      ------------   ----------------
TOTAL                                                                         $  745,026       $  789,368     $  1,084,253
                                                                              ==========       ============   ================

                     LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
     Deposits...........................................................      $  459,708       $  497,424     $    510,430
     Short-term borrowings..............................................         156,499          164,854          420,816
     Notes payable......................................................              --               --          184,245
     Notes payable to Wilshire Real Estate Investment Inc...............          10,819           10,748           16,973
     Accounts payable and other liabilities.............................          31,495           27,442           44,584
     Minority interest in Wilshire Credit Corporation...................          5,422                --               --
                                                                              -----------      ------------   ----------------
        Total liabilities...............................................         663,943          700,468         1,177,048
                                                                              -----------      ------------   ----------------

Commitments and Contingencies (see Note 5)

Stockholders' Equity (Deficit):
     Common stock.......................................................          88,900           88,900          117,708
     Treasury stock, at cost............................................              --               --           (2,852)
     Retained deficit...................................................          (7,938)              --         (183,294)
     Accumulated other comprehensive gain (loss), net...................             121               --          (24,357)
                                                                              -----------      ------------   ----------------
        Total stockholders' equity (deficit)............................          81,083           88,900          (92,795)
                                                                              -----------      ------------   ----------------
TOTAL                                                                         $  745,026       $  789,368     $  1,084,253
                                                                              ==========       ============   ================


                    See notes to interim financial statements

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  REORGANIZED          PREDECESSOR
                                                                                    COMPANY              COMPANY
                                                                              -------------------   -------------------
                                                                               THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                                 SEPTEMBER 30, 1999 SEPTEMBER 30, 1998
                                                                              -------------------   -------------------
INTEREST INCOME:
     Loans........................................................            $     13,108       $       33,557
     Mortgage-backed securities...................................                   2,833                6,414
     Securities and federal funds sold............................                     732                1,046
                                                                              -----------------     ---------------
         Total interest income....................................                  16,673               41,017
                                                                              ---------------       --------------
INTEREST EXPENSE:
     Deposits.....................................................                   6,495                6,964
     Borrowings...................................................                   2,924               28,090
                                                                              ----------------      ---------------
         Total interest expense...................................                   9,419               35,054
                                                                              ----------------      ---------------
NET INTEREST INCOME...............................................                   7,254                5,963
PROVISION FOR ESTIMATED LOSSES ON LOANS...........................                    (741)              15,191
                                                                              -----------------     ---------------
NET INTEREST INCOME (LOSS) AFTER PROVISION
     FOR ESTIMATED LOSSES ON LOANS................................                   7,995               (9,228)
                                                                              ---------------       ----------------
OTHER INCOME (LOSS):
     Servicing revenue............................................                   1,922                1,070
     Real estate owned, net.......................................                   2,622                  144
     Bankcard (loss) income, net..................................                    (139)               1,989
     Gain on sale of loans........................................                     158                1,460
     Gain (loss) on sale of securities............................                     292                 (433)
     Minority interest in WCC.....................................                     434                   --
     Market valuation losses and impairments......................                  (8,615)             (76,580)
     Write-down of mortgage servicing rights......................                      --              (12,704)
     Other, net...................................................                   3,197               (2,049)
                                                                              ----------------      ----------------
         Total other loss.........................................                    (129)             (87,103)
                                                                              ------------------    ----------------
OTHER EXPENSES:
     Compensation and employee benefits...........................                   8,696               10,914
     Loan service fees and expenses...............................                     139               12,898
     Professional services........................................                   1,654                2,494
     Occupancy....................................................                     568                  797
     FDIC insurance premiums......................................                     105                  212
     Corporate travel and development.............................                   1,025                2,935
     Depreciation and amortization................................                     415                2,364
     Other general and administrative expenses....................                   2,096                4,049
                                                                              ----------------      ----------------
         Total other expenses.....................................                  14,698               36,663
                                                                              ---------------       ----------------
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)..........................                  (6,832)            (132,994)
INCOME TAX EXPENSE (BENEFIT)......................................                     304              (14,028)
                                                                              -----------------     ----------------
NET LOSS..........................................................            $     (7,136)         $  (118,966)
                                                                              =================     ================

LOSS PER SHARE....................................................            $      (0.36)        $     (10.82)

WEIGHTED AVERAGE SHARES OUTSTANDING...............................              20,033,600           10,997,880



                    See notes to interim financial statements

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      REORGANIZED
                                                                        COMPANY                  PREDECESSOR COMPANY
                                                                  ------------------    --------------------------------------
                                                                   FOUR MONTHS ENDED    FIVE MONTHS ENDED   NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 1999       MAY 31, 1999    SEPTEMBER 30, 1998
                                                                  ------------------    --------------------------------------

INTEREST INCOME:
     Loans..................................................      $      17,508          $    21,710       $      92,603
     Mortgage-backed securities.............................              4,008                5,481              21,707
     Securities and federal funds sold......................              1,038                  674               2,848
                                                                  -------------         --------------     --------------
         Total interest income..............................             22,554               27,865             117,158
                                                                   ------------         ------------       -------------
INTEREST EXPENSE:
     Deposits...............................................              8,640               11,206              18,086
     Borrowings.............................................              3,731               11,923              81,221
                                                                   ------------         ------------       --------------
         Total interest expense.............................             12,371               23,129              99,307
                                                                    -----------         ------------       --------------
NET INTEREST INCOME.........................................             10,183                4,736              17,851
PROVISION FOR ESTIMATED LOSSES ON LOANS.....................               (660)               2,697              12,191
                                                                  -------------         -------------      --------------
NET INTEREST INCOME AFTER PROVISION
     FOR ESTIMATED LOSSES ON LOANS..........................             10,843                2,039               5,660
                                                                    -----------         -------------      --------------
OTHER INCOME (LOSS):
     Servicing revenue......................................              3,364                3,309               4,810
     Real estate owned, net.................................              2,775                1,466               3,616
     Bankcard income, net...................................                268                2,335               3,486
     Gain on sale of loans..................................                170                3,165              27,904
     Gain on sale of securities.............................                292                   --               7,768
     Trading income.........................................                 --                   --               1,630
     Minority interest in WCC...............................                594                   --                  --
     Market valuation losses and impairments................             (8,615)                  --             (76,580)
     Write-down of mortgage servicing rights................                 --                   --             (13,704)
     Other, net.............................................              4,394                3,484               1,075
                                                                   ------------         -------------      --------------
         Total other income (loss)..........................              3,242               13,759             (39,995)
                                                                   ------------         ------------       --------------
OTHER EXPENSES:
     Compensation and employee benefits.....................             11,906               11,796              26,023
     Loan service fees and expenses.........................              1,342                8,523              32,995
     Professional services..................................              2,257                2,752               5,702
     Occupancy..............................................                772                1,385               1,769
     FDIC insurance premiums................................                202                  501                 656
     Corporate travel and development.......................              1,546                  775               5,731
     Depreciation and amortization..........................                631                1,161               3,256
     Other general and administrative expenses..............              2,938                4,481               9,530
                                                                   ------------         ------------       --------------
         Total other expenses...............................             21,594               31,374              85,662
                                                                    -----------         ------------       --------------
LOSS BEFORE REORGANIZATION ITEMS, INCOME TAX
     EXPENSE (BENEFIT) AND EXTRAORDINARY ITEM...............             (7,509)             (15,576)           (119,997)
REORGANIZATION ITEMS (see Note 2)...........................                  --             (52,034)                 --
                                                                  --------------        ------------       --------------
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT) AND
     EXTRAORDINARY ITEM.....................................             (7,509)             (67,610)           (119,997)
INCOME TAX EXPENSE (BENEFIT)................................                 429                 658              (8,192)
                                                                  --------------        --------------     --------------
LOSS BEFORE EXTRAORDINARY ITEM..............................             (7,938)             (68,268)           (111,805)
EXTRAORDINARY ITEM, NET OF TAX (see Note 4).................                  --             225,606                  --
                                                                  --------------        --------------    ---------------
NET (LOSS) INCOME...........................................      $      (7,938)        $    157,338        $   (111,805)
                                                                  ==============         =============    ===============

(LOSS) EARNINGS PER SHARE:
     Loss before extraordinary item.........................      $       (0.40)        $      (6.28)     $       (10.58)
     Extraordinary item, net of tax.........................                N/A                20.73                 N/A
     Net (loss) income......................................              (0.40)               14.45              (10.58)
WEIGHTED AVERAGE SHARES OUTSTANDING.........................         20,033,600           10,885,000          10,604,798

                    See notes to interim financial statements

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                          REORGANIZED
                                                                            COMPANY                  PREDECESSOR COMPANY
                                                                       ------------------   -------------------------------------
                                                                        FOUR MONTHS ENDED   FIVE MONTHS ENDED   NINE MONTHS ENDED
                                                                       SEPTEMBER 30, 1999      MAY 31, 1999     SEPTEMBER 30, 1998
                                                                       ------------------   -----------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income............................................       $    (7,938)           $ 157,338        $  (111,805)
   Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:........................
        Market valuation losses and impairments.................             8,615                   --             76,580
        Provision for estimated losses on loans.................              (660)               2,697             12,191
        Provision for losses on real estate owned...............               132                   --              2,142
        Provision for losses on mortgage servicing rights.......                --                   --             13,704
        Asset valuation adjustments.............................                --                  647                 --
        Depreciation and amortization...........................               631                1,161              1,075
        Gain on sale of real estate owned.......................            (1,783)              (2,192)            (2,018)
        Loss on disposal of equipment...........................                --                   62                 --
        Origination of loans held for sale......................              (229)                (169)          (534,022)
        Purchase of loans held for sale.........................                --               (1,629)          (507,046)
        Proceeds from sale of loans held for sale...............             5,844              255,845            361,548
        Gain on sale of loans...................................              (170)              (3,165)           (27,904)
        Gain on sale of securities..............................              (292)                  --             (7,768)
        Unrealized gain on trading securities...................                --                   --               (318)
        Amortization of discounts and deferred fees.............              (103)                 869            (16,529)
        Income on equity investments............................               (64)                (291)             4,314
        Deferred taxes, net.....................................                --                   --              8,172
        Other...................................................                --                   --                (69)
        Reorganization items:
          Write-off of unamortized debt issuance costs..........                --               11,319                 --
          European reorganization costs.........................                --                2,492                 --
          Adjustments to carrying amounts of assets and liabilities
             pursuant to fresh-start reporting..................                --               37,601                 --
          Gain on extinguishment of debt........................                --             (225,606)                --
      Change in:
        Trading account securities..............................                --                   --             22,418
        Servicer advances.......................................            (8,068)              (2,545)                --
        Accrued interest receivable.............................               823                  330             (2,090)
        Prepaid expenses and other assets.......................             2,491                9,039            (43,328)
        Due to affiliates, net..................................                --                   --             27,999
        Accounts payable and other liabilities..................             4,098               12,893              7,079
        Minority interest in WCC................................             5,422                   --                 --
                                                                        ----------          -----------        ------------
        Net cash provided by (used in) operating activities.....             8,749              256,696           (715,675)
                                                                        ----------          -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of loans.......................................           (46,637)             (87,988)          (527,416)
        Loan repayments.........................................            48,748               70,412            221,911
        Loan originations.......................................            (8,211)             (11,746)           (39,540)
        Proceeds from sale of loans.............................               815                   --            545,932
        Proceeds from sale of mortgage-backed securities available
          for sale..............................................            16,411                   --            150,530
        Purchase of mortgage-backed securities available for sale               --                   --           (132,945)
        Repayment of mortgage-backed securities available for sale           3,501                9,010             32,599
        Repayments of mortgage-backed securities held to maturity            1,242                1,544              3,545
        Proceeds from FHLB stock dividend.......................                --                  750                 --
        Purchase of real estate owned...........................                --                 (708)           (18,263)
        Proceeds from sale of real estate owned.................            22,616               28,359            170,207
        Purchase of equity securities...........................                --                   --            (14,731)
        Purchases of leasehold improvements and equipment.......              (332)                (768)            (4,160)
                                                                       ------------          ----------        ------------
        Net cash provided by investing activities...............            38,153                8,865            387,669
                                                                       ------------          ----------        ------------

                    See notes to interim financial statements

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                         REORGANIZED
                                                                           COMPANY                  PREDECESSOR COMPANY
                                                                       ------------------  --------------------------------------
                                                                       FOUR MONTHS ENDED   FIVE MONTHS ENDED   NINE MONTHS ENDED
                                                                       SEPTEMBER 30, 1999    MAY 31, 1999      SEPTEMBER 30, 1998
                                                                       ------------------  -----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (decrease) increase in deposits.....................      $     (37,716)       $   (13,256)      $       171,493
        Proceeds from short-term borrowings.....................            144,428             99,579             1,733,984
        Repayments of short-term borrowings.....................           (152,150)          (353,800)           (1,620,497)
        Proceeds from debtor-in-possession financing............                 --              5,000                    --
        Issuance of common stock................................                 --                 --                61,811
        Purchase of treasury stock..............................                 --                 --                (2,728)
        Redemption of preferred stock...........................                 --                 --               (27,500)
                                                                      --------------       -----------         -------------
             Net cash (used in) provided by financing activities            (45,438)         (262,477)               316,563
                                                                      --------------       -----------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS..................................................              1,464             3,084                (11,443)
CASH AND CASH EQUIVALENTS:
        Beginning of period.....................................             26,552            23,468                 66,115
                                                                      -------------        -------------       -------------
        End of period...........................................       $     28,016        $   26,552          $      54,672
                                                                       ============        =============       =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION-- Cash paid for:
        Interest................................................      $       7,950        $   17,083          $      97,223
        Income taxes............................................                240             1,327                  5,690
NONCASH INVESTING ACTIVITIES:
        Additions to real estate owned acquired in settlement of
           loans................................................                742             3,547                121,878
        Transfer of securities classified as trading to available
           for sale.............................................                 --                --                 16,869
        Transfer of loans classified as discounted to available
           for sale.............................................             11,629                --                     --
NONCASH FINANCING ACTIVITIES:
        Pay in kind preferred stock dividend....................                 --                --                    417
NONCASH REORGANIZATION ITEMS:
        Cancellation of old common stock........................                 --           114,856                    --
        Issuance of new common stock in exchange for notes payable
             and accrued interest thereon.......................                 --            88,900                    --


                    See notes to interim financial statements

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                 Preferred Stock          Common Stock          Treasury Stock         Retained
                                 ---------------     --------------------     ------------------       Earnings
                                 Shares   Amount     Shares        Amount     Shares      Amount      (Deficit)
                                 ------   ------     ------        ------     ------      ------      ---------
BALANCE, January 1, 1999             --   $   --     11,070,000   $117,708    185,000   $ (2,852)     (183,294)
   Comprehensive income:
     Net income...............                                                                         157,338
     Unrealized holding losses
       on available for sale
       securities - net of tax
     Unrealized loss on foreign
       currency translation...

   Total comprehensive income.
   Impact of reorganization:
    Elimination of former
     equity in connection with
     bankruptcy plan..........                      (11,070,000   (117,708)  (185,000)     2,852        25,956
    Issuance of new equity in
     connection with bankruptcy
     plan.....................                       20,033,600     88,900
                                 --------------------------------------------------------------------------------
BALANCE, May 31, 1999
   (Fresh-start reporting date)      --   $   --     20,033,600   $ 88,900         --     $   --      $ --
   Comprehensive loss:
     Net loss.................                                                                          (7,938)
     Unrealized holding losses
       on available for sale
       securities - net of tax
     Unrealized gain on foreign
       currency translation...

   Total comprehensive loss...
                                 --------------------------------------------------------------------------------
BALANCE, September 30, 1999          --   $    --     20,033,600  $  88,900         --    $    --     $  (7,938)
                                 ================================================================================

                              Accumulated
                                 Other
                             Comprehensive
                                  Loss       Total
                             -------------   -----
BALANCE, January 1, 1999        (24,357)    (92,795)
   Comprehensive income:
     Net income...............              157,338
     Unrealized holding losses
       on available for sale
       securities - net of tax     (720)       (720)
     Unrealized loss on foreign
       currency translation...   (1,662)     (1,662)
                                            ----------
   Total comprehensive income.              154,956
   Impact of reorganization:
    Elimination of former
     equity in connection with
     bankruptcy plan..........   26,739     (62,161)
    Issuance of new equity in
     connection with bankruptcy
     plan.....................               88,900
                               -----------------------
BALANCE, May 31, 1999
   (Fresh-start reporting date)$ --          88,900
   Comprehensive loss:
     Net loss.................               (7,938)
     Unrealized holding losses
       on available for sale
       securities - net of tax      (59)        (59)
     Unrealized gain on foreign
       currency translation...      180         180
                                            ----------
   Total comprehensive loss...               (7,817)
                               ------------------------

BALANCE, September 30, 1999    $     121    $ 81,083
                               =======================

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

         On June 10, 1999, the Company completed its plan of reorganization under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy, as discussed further in Note 2. The Company adopted fresh-start reporting (see Note 3), and restated its assets and liabilities to reflect their estimated fair values as of the close of business on May 31, 1999, the day management concluded that substantially all conditions precedent to the plan of reorganization had been satisfied. Under the provisions of fresh-start reporting, the Company's retained deficit and other equity accounts were reclassified to common stock. The financial statements presented include consolidated statements of financial condition of the predecessor company as of December 31, 1998 and the reorganized company as of May 31, 1999 and September 30, 1999; consolidated statements of operations of the predecessor company for the nine-month period ended September 30, 1998 and for the five-month period ended May 31, 1999; and consolidated statements of operations of the reorganized company for the three-month and four-month periods ended September 30, 1999.

         In the opinion of management, all adjustments, other than the adjustments described below, generally comprised of normal recurring accruals necessary for fair presentation of the interim consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the four months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the period ending December 31, 1999.

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

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

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

         Pursuant to the Plan, the holders of the Company's $184.2 million in outstanding publicly issued notes received approximately 96.16 shares of new common stock for every $1,000 of notes, including accrued interest through March 2, 1999 (see Note 4 - Extraordinary Item). A portion of the new common stock was reallocated by the noteholders so that holders of the old common stock received approximately 0.6% of the outstanding shares of new common stock. The principal stockholders, Andrew A. Wiederhorn and Lawrence A. Mendelsohn, received 1 share of new common stock for every 136.07 shares of old common stock held by them. The registered holders other than the principal stockholders received approximately 1 share of new common stock for every 77.28 shares of old common stock. Wilshire Real Estate Investment Inc. ("WREI," formerly Wilshire Real Estate Investment Trust Inc.), holds 2,874,791 shares of new common stock, representing a 14.4% ownership interest in the Company (see Note 8--Investment in WREI).

         In addition, as part of the Plan, the servicing of the Company's assets are currently conducted by Wilshire Credit Corporation ("WCC" (formerly WCC Inc.)), a newly formed, majority-owned subsidiary of the Company. Prior to the reorganization, the Company's assets were serviced by Wilshire Credit Corporation (now known as Capital Wilshire Holdings Inc. ("CWH")), a company previously owned by Andrew A. Wiederhorn and Lawrence A. Mendelsohn, formerly the Company's principal stockholders. As part of the Plan, the Company entered into concurrent negotiations with the owners of CWH and the principal creditor of CWH, Capital Consultants Inc. ("CCI"), to incorporate the servicing operations of CWH into WFSG. Messrs. Wiederhorn and Mendelsohn were in default on a loan from CWH's principal creditor, CCI. A portion of that loan had been guaranteed by the Company. In exchange for releases from such debt, Messrs. Wiederhorn and Mendelsohn contributed WCC to WFSG and, in exchange for CCI's release of the Company's loan guaranty to CCI, WFSG transferred 49.99% of the equity of WCC to CCI. As a result, the Company currently owns 100% of the voting common stock (representing 50.01% of the economic value) of WCC, and 100% of the Class B non-voting common stock and the remaining 49.99% economic interest of WCC are held by CCI.

         In January 1999, WREI agreed to provide the Company debtor-in-possession financing of up to $10.0 million (the "DIP Facility") as part of a compromise and settlement of a $17.0 million obligation payable from the Company to WREI. The DIP Facility bears interest at 12% and is secured by the stock of First Bank of Beverly Hills, FSB ("First Bank"), WFSG's savings bank subsidiary. WREI funded $5.0 million of the DIP Facility on March 3, 1999, but did not provide the remaining balance. The remaining 50%, or approximately $8.5 million, of the Company's obligation to WREI was treated pari passu with WFSG's noteholders and converted to newly issued common stock of WFSG on the effective date of the Plan. Following the completion of WFSG's reorganization, the DIP Facility became an ordinary secured lending facility with no special priority accorded by bankruptcy law.

         Revenues and expenses resulting from the reorganization of the Company while it was in Chapter 11 have been segregated and recorded as Reorganization Items in the consolidated statements of operations and include the following for the five months ended May 31, 1999:

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


                                                                         Five Months Ended
                                                                           May 31, 1999
                                                                       (Dollars in thousands)
                                                                       ----------------------
Write-off of unamortized debt issuance costs.....................           $      11,319
Professional services............................................                     609
European restructuring costs.....................................                   2,492
Fresh-start reporting adjustments to assets and liabilities......                  37,601
Other general and administrative expenses........................                      13
                                                                        -----------------
                                                                            $      52,034
                                                                        -----------------
                                                                        -----------------


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

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


         The effect of the plan of reorganization and the implementation of fresh-start reporting on the Company's balance sheet as of May 31, 1999 is as follows (unaudited):


                                                                             ADJUSTMENTS TO RECORD CONFIRMATION OF PLAN
                                                   PREDECESSOR   -------------------------------------------------------
                                                   COMPANY'S     FORGIVENESS  FRESH-START    CANCELLATION    ISSUANCE OF
                                                   BALANCE SHEET    OF DEBT   ADJUSTMENTS    OF OLD STOCK      NEW STOCK
                                                   ------------- -----------  -----------    ------------    -----------
                     ASSETS                                                      (DOLLARS IN THOUSANDS)

Cash and cash equivalents...................        $   26,552   $            $              $               $
Mortgage-backed securities available for sale           99,124                      523
Mortgage-backed securities held to maturity.            11,993
Securities held to maturity.................             5,969
Loans, net..................................           490,498                    1,078
Discounted loans, net.......................            29,058
Loans held for sale, net, at lower of
   cost or market...........................            45,757
Stock in Federal Home Loan Bank of
    San Francisco, at cost..................             4,655
Real estate owned, net......................            33,966                    1,408
Leasehold improvements and equipment, net...             6,474                     (318)
Accrued interest receivable.................             5,138
Investment in Wilshire Real Estate
    Investment Trust Inc....................             6,370                   (2,152)
Servicer advances...........................             7,552
Mortgage servicing rights, net..............             2,192                   (2,192)
Prepaid expenses and other assets...........            19,219          --       (3,496)              --              --
                                                   -----------   -----------  ------------   --------------- -----------
TOTAL ASSETS                                        $  794,517   $      --    $  (5,149)     $        --     $        --
                                                    ==========   ===========  ============   =============== ===========
       LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
   Liabilities not subject to compromise:
     Deposits                                       $  497,174   $            $     250      $               $
     Short-term borrowings..................           163,064                    1,790
     Notes payable to Wilshire Real Estate
       Investment Trust Inc.................            13,486                   (2,738)
     Accounts payable and other liabilities.            26,165                    1,277
   Liabilities subject to compromise........           225,606    (225,606)         --                --              --
                                                   -----------    --------    ------------   --------------  -------------- -

        Total liabilities...................           925,495    (225,606)         579               --              --
                                                   -----------    --------    ----------     --------------  --------------

Stockholders' Equity:
     Common stock...........................           117,708                                  (117,708)         88,900
     Treasury stock.........................            (2,852)                                    2,852
     Retained deficit.......................          (213,961)    225,606      (37,601)         114,856         (88,900)
     Accumulated other comprehensive loss,
        net.................................           (31,873)         --       31,873               --              --

                                                   -----------    --------    ----------     --------------  --------------
        Total stockholders' (deficit) equity          (130,978)    225,606       (5,728)              --              --
                                                   -----------    --------    ----------     --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                         $  794,517    $     --    $  (5,149)     $        --     $        --
                                                   ===========    ========    ==========     ==============  ==============


                                                  REORGANIZED
                                                  COMPANY'S
                                                  BALANCE SHEET
                                                  -------------
                     ASSETS
Cash and cash equivalents...................      $  26,552
Mortgage-backed securities available for sale         99,647
Mortgage-backed securities held to maturity.          11,993
Securities held to maturity.................           5,969
Loans, net..................................         491,576
Discounted loans, net.......................          29,058
Loans  held for  sale,  net,  at lower of cost or     45,757
market
Stock in Federal Home Loan Bank of
    San Francisco, at cost..................           4,655
Real estate owned, net......................          35,374
Leasehold improvements and equipment, net...           6,156
Accrued interest receivable.................           5,138
Investment in Wilshire Real Estate
    Investment Trust Inc....................           4,218
Servicer advances...........................           7,552
Mortgage servicing rights, net..............              --
Prepaid expenses and other assets...........          15,723
                                                 -----------
TOTAL ASSETS                                     $   789,368
                                                 ===========
       LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
   Liabilities not subject to compromise:
     Deposits                                    $   497,424

     Short-term borrowings..................         164,854
     Notes payable to Wilshire Real Estate
       Investment Trust Inc.................          10,748
     Accounts payable and other liabilities.          27,442
   Liabilities subject to compromise........              --
                                                 -------------

        Total liabilities...................         700,468
                                                  ----------

Stockholders' Equity:
     Common stock...........................          88,900
     Treasury stock.........................              --
     Retained deficit.......................              --
     Accumulated other comprehensive loss, net...         --
                                                  ----------
        Total stockholders' (deficit) equity          88,900
                                                  ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                       $  789,368
                                                  ==========

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


4.       EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

         In connection with its restructuring, the Company exchanged its notes payable and certain other outstanding claims for new common stock in the Company. This gain on extinguishment of debt is reported in the consolidated statements of operations for the five-month period ended May 31, 1999 as an extraordinary item in the amount of $225.6 million, and is comprised of the following liabilities:


                                                                                             (Dollars in thousands)
Notes payable........................................................................              $     184,245
Accrued interest on notes payable....................................................                     14,536
Payable to Wilshire Credit Corporation...............................................                     18,338
Payable to Wilshire Real Estate Investment Inc.......................................                      8,487
                                                                                                         -------
                                                                                                    $    225,606
                                                                                                    ============


         The above debt was cancelled as part of the Plan, and the Notes payable, accrued interest thereon and payable to Wilshire Real Estate Investment Inc. were converted into equity of the Reorganized Company. No funds were expended in the extinguishment of such debt.

         It is anticipated that the gain on extinguishment of debt will cause a reduction of tax attributes, such as net operating losses, capital losses and the tax basis of assets.

5.       COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

         First Bank had approximately $34.0 million notional principal amount in an interest rate swap agreement outstanding at September 30, 1999, which was designated as a hedge of certain fixed rate loans in order to convert fixed rate income streams on loans to variable rate. This swap had the effect of decreasing the Company's net interest income by approximately $66 thousand and $94 thousand, respectively for the three-month and four-month periods ended September 30, 1999, and $182 thousand for the five months ended May 31, 1999. The mark-to-market position of this swap was approximately ($43 thousand) at September 30, 1999.

         The Company and its directors are currently defendants to a lawsuit brought on behalf of each of Andrew A. Wiederhorn, the Company's former Chief Executive Officer, and Lawrence A. Mendelsohn, the Company's former President. On August 18, 1999, the Board of Directors of the Company notified each of Messrs. Wiederhorn and Mendelsohn of the Company's intention to terminate him for "cause" pursuant to his employment agreement with the Company. The Company suspended each of Messrs. Wiederhorn and Mendelsohn that same day. On September 3, 1999, the Company terminated the employment of each of them for cause. Mr. Wiederhorn and Mr. Mendelsohn have brought suit alleging, inter alia, that they were wrongfully terminated and defamed by the Company's and the directors' actions.

         The Company is also currently a party to a lawsuit with WREI. In August 1999, WREI filed suit against the Company alleging that the aforementioned suspensions of Mr. Wiederhorn and Mr. Mendelsohn caused the facilities sharing agreement between the Company and WREI to come into effect, thereby suspending WREI's obligations under the management agreement between WREI and Wilshire Real Estate Services Corporation ("WRSC"), a subsidiary of the Company (Messrs. Wiederhorn and Mendelsohn were simultaneously serving as the senior executive officers of WREI). WREI's motion for preliminary injunctive relief to prevent the Company from ousting Messrs. Wiederhorn and Mendelsohn from the Company's headquarters facilities and for other relief was denied in a written ruling. WREI thereafter amended its complaint to assert that, as a result of the termination of Messrs. Wiederhorn and Mendelsohn, (i) the Company had breached the management agreement with WREI (which permitted WREI to terminate that agreement) and (ii) the facilities sharing agreement between the Company and WREI had been triggered, requiring WREI to pay the Company only for the cost of the management provided by the Company's employees (and no further fees would be payable under the management agreement). The Company has counterclaimed, alleging that (i) WREI has failed to pay management fees owed to

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


the Company under the management agreement, (ii) WREI is not entitled to terminate the management agreement (because WRSC had not breached the agreement) and any purported termination of that agreement by WREI entitles the Company to a termination fee in excess of $3 million, and (iii) the facilities sharing agreement is inapplicable and/or invalid.

         The Company will continue to vigorously contest the claims made by Messrs. Wiederhorn and Mendelsohn and WREI and assert its counterclaims against the same. Management, after consulting legal counsel, believes that the Company will likely prevail on its claims and its defenses and will likely be awarded significant damages as a result. The Company, Messrs. Wiederhorn and Mendelsohn and WREI have held discussions concerning the possible disposition of these lawsuits. However, there can be no assurance as to whether such discussions will result in the successful resolution of either or both of these lawsuits.

         As part of the restructuring the Company issued a Liquidation Bond to CCI which is a non-interest bearing obligation to pay CCI, upon any liquidation or dissolution of WCC, $19.3 million less any distributions that CCI receives from its 49.99% ownership interest in WCC. WCC is obligated to keep the bond collateralized with assets of WCC or WFSG having a fair market value equal to the bond and, to the extent that it does not do so, WFSG is responsible for the deficiency.

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

         In connection with the Plan, the Company recorded gains relating to the extinguishment of certain debt, which are expected to reduce or eliminate the Company's net operating loss carryforward. Any remaining net operating loss carryforward and any net built-in loss as of the effective date of the Plan will be subject to limitations based on the fair value of the Company on the effective date of the Plan.

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

7.       MARKET VALUATION LOSSES AND IMPAIRMENTS

         The Company evaluates, on an ongoing basis, the carrying value of its securities portfolio. To the extent differences between the book bases of the securities accounted for as available-for-sale and their current market values are deemed to be temporary in nature, such unrealized gains or losses are reflected directly in equity, as "other comprehensive income or loss." Impairments that are deemed to be other than temporary are charged to income, as "market valuation losses and impairments." In evaluating impairments as other than temporary, the Company considers the magnitude and trend in the decline of the market value of securities, the Company's ability to collect all amounts due according to the contractual terms and the Company's expectations at the time of purchase.

         During the quarter and four months ended September 30, 1999, market valuation losses and impairments of $8.6 million were recorded. This amount includes a write-down of approximately $5.1 million related to the

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


Company's portfolio of mortgage-backed securities; a $1.6 million write-down of its investment in WREI, as this investment is now being accounted for as an available-for-sale security (see Note 8); and write-downs of other assets of approximately $1.9 million. The Company believes that the decline in the value of these assets is other than temporary.

8.       INVESTMENT IN WREI

         In April 1998, the Company sponsored the initial public offering of WREI, whereby WREI received approximately $167.0 million of proceeds. The Company purchased approximately 990,000 shares of WREI common stock in connection with the initial public offering. Through June 30, 1999 this investment was accounted for by the equity method of accounting and was not adjusted for changes in the market price of the underlying shares but rather, for increases and decreases based on the stockholders' equity of WREI. During the third quarter, as discussed further in Note 9, the Company terminated Messrs. Wiederhorn and Mendelsohn from their executive positions with WFSG (although they remain executives of WREI), and subsequently, WREI notified the Company that it was purporting to terminate or otherwise decline to renew its management agreement with WRSC. As a result, the Company discontinued accounting for its investment in WREI on the equity method, and is now accounting for the investment as a security available-for-sale under Statement of Financial Accounting Standards ("SFAS") No. 115, which requires that the investment be reported at its current fair value. At September 30, 1999 the Company's investment in WREI was written down to approximately $2.6 million, based on management's evaluation of other than temporary impairment for this security. A charge of approximately $1.6 million was recorded as a market valuation loss and impairment for the three- and four-month periods ended September 30, 1999 as a result of this write-down to fair value.

9.       RELATED PARTY TRANSACTIONS

         At September 30, 1999, the Company had notes payable to WREI totaling $10.8 million which included a $5.0 million note payable bearing interest at 12% (funded under the DIP Facility - see Note 2) and an $8.5 million unsecured pay-in-kind ("PIK") note due in 2006 and bearing interest at 6%. WREI may elect to convert the PIK note into common stock of WFSG upon receipt of a notice of redemption of the PIK note by WFSG. In October 1999, WFSG sold mortgage-backed securities with a book value of $20.9 million at September 30, 1999, and transferred related debt of $18.5 million to WREI for net proceeds of approximately $2.4 million. Such amount will be applied to the $5.8 million discounted present value (book value) of the PIK Notes payable to WREI at September 30, 1999. No gain or loss will be recorded on this sale, as the mortgage-backed securities had been written down to the sales price in the financial statements for the quarter ended September 30, 1999. WREI owns 14.4% of the Company's outstanding common stock at September 30, 1999.

         From WREI's inception until September 1999, WRSC was the manager of WREI and earned a management fee based on the level of WREI's investment assets. The Company, through WRSC, earned management fee income of $0.7 million and $0.9 million for the three months and four months ended September 30, 1999, respectively, and $1.5 million for the five months ended May 31, 1999.

         On September 3, 1999, the Company terminated the employment of Andrew
A. Wiederhorn, its former Chief Executive Officer, and Lawrence A. Mendelsohn, its former President, for "cause" pursuant to their employment agreements with the Company. Messrs. Wiederhorn and Mendelsohn have served as senior management of WREI since the formation of that company. Subsequent to the Company's termination of Messrs. Wiederhorn and Mendelsohn, WREI notified the Company (i) that WREI was terminating the management agreement between WREI and WRSC as a result of WRSC's breach of that agreement, and (ii) in the event that WREI had no right to terminate the management agreement, WREI would not renew the agreement when it expires by its terms in April 2000. As discussed in Note 5, the Company takes the position that WRSC has performed all of its obligations under the management agreement, the agreement is in full force and effect, and WREI owes the Company for the management that are continuing to be provided by WRSC under the agreement.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


10.      SIGNIFICANT TRANSACTIONS

         During the quarter ended September 30, 1999, the Company sold real estate owned with a carrying value of approximately $16.5 million for proceeds of approximately $18.2 million; mortgage-backed securities with a carrying value of approximately $16.1 million for proceeds of approximately $16.4 million; and loans held for sale with a carrying value of approximately $6.5 million for proceeds of $6.7 million. These sales were made primarily to repay short-term borrowing facilities for which the assets served as collateral and to provide liquidity.

11.      REGULATORY MATTERS

         On June 3, 1999, the OTS issued a directive letter that indicates that it considers First Bank to be in "troubled condition." This directive letter places restrictions on First Bank's ability to engage in certain activities without prior approval of the OTS, including, but not limited to: increasing asset size; making new loans, investments or capital expenditures; paying dividends or making other capital distributions; and hiring senior executive officers, directors or consultants. On September 2, 1999, the OTS completed a safety and soundness examination of First Bank. As a result of this examination, the OTS directive letter will remain in force until First Bank corrects items noted in the examination report, including developing and implementing an interest rate risk reduction plan; developing a more detailed business plan under various interest rate scenarios; and improving controls in the Bankcard division. First Bank is currently cooperating with the OTS to have the "troubled institution" designation lifted. However, there can be no assurance as to whether such attempts will be successful.

12.      OPERATING SEGMENTS

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

         NON-BANKING - The Company's non-banking operations consist primarily of loan servicing, acquisition and sales conducted primarily through WCC, its majority-owned servicing subsidiary, Wilshire Funding Corporation, and to a lesser extent, Wilshire Financial Services Group Europe Inc. Historically, the primary funding sources utilized for non-banking operations were line of credit and repurchase agreement facilities with nationally recognized investment banking firms.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


         Segment data for the three months ended September 30, 1999, and September 30, 1998 are as follows:


                                                 THREE MONTHS ENDED SEPTEMBER 30, 1999
                                              ----------------------------------------
                                                  THRIFT          NON-
                                                 BANKING        BANKING         TOTAL
                                                 -------       --------     ----------
   Interest income...................         $  11,903      $    4,770     $    16,673
   Interest expense..................             7,451           1,968           9,419
                                              ----------     ----------     -----------
   Net interest income...............             4,452           2,802           7,254
   Provision for loan losses.........            (1,250)            509            (741)
                                              ----------     ----------     -----------
   Net interest income after
     provision for loan losses.......             5,702           2,293           7,995
   Other income (loss)...............             1,434          (1,563)           (129)
   Other expense.....................             4,552          10,146          14,698
                                              ----------     ----------     -----------
   Income (loss) before taxes........             2,584          (9,416)         (6,832)
   Income tax provision (benefit)....             1,111            (807)            304
                                              ----------     -----------    -----------
   Net income (loss).................         $   1,473      $   (8,609)    $    (7,136)
                                              ==========     ===========    ===========
   Total assets......................         $ 612,743      $  132,283     $   745,026
                                              ==========     ===========    ===========



                                                 THREE MONTHS ENDED SEPTEMBER 30, 1998
                                              --------------------------------------------
                                                 THRIFT          NON-
                                                 BANKING        BANKING        TOTAL
                                                 -------       --------     ----------

   Interest income...................            $ 11,505    $     29,512   $    41,017
   Interest expense..................               8,347          26,707        35,054
                                               ----------    -------------  ------------
   Net interest income...............               3,158           2,805         5,963
   Provision for loan losses.........                  --          15,191        15,191
                                              ------------   -------------  ------------
   Net interest income (loss) after
     provision for loan losses.......               3,158         (12,386)       (9,228)
   Other income (loss)...............               1,851         (88,954)      (87,103)
   Other expense.....................               3,691          32,972        36,663
                                               ----------    -------------  ------------
   Income (loss) before taxes........               1,318        (134,312)     (132,994)
   Income tax provision (benefit)....                 625         (14,653)      (14,028)
                                              -----------         --------      --------
   Net income (loss).................         $       693     $  (119,659)  $  (118,966)
                                              ===========     ===========   ===========
   Total assets......................            $622,634     $ 1,219,593   $ 1,842,227
                                                 ========     ===========   ===========

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

         Segment data for the four months ended September 30, 1999, five months ended May 31, 1999 and nine months ended September 30, 1998 are as follows:

                                                FOUR MONTHS ENDED                           FIVE MONTHS ENDED
                                                SEPTEMBER 30, 1999                             MAY 31, 1999
                                          ----------------------------------      --------------------------------------
                                           THRIFT        NON-                        THRIFT      NON-
                                          BANKING      BANKING      TOTAL           BANKING     BANKING        TOTAL
                                        ----------   ----------   ----------      ----------   -----------   ----------
   Interest income...................   $  16,110    $  6,444     $  22,554       $  17,771   $  10,094      $  27,865
   Interest expense..................       9,849       2,522        12,371       $  11,680   $  11,449         23,129
                                        ---------    --------     ----------      ----------  ------------   ----------
   Net interest income (loss)........       6,261       3,922        10,183           6,091      (1,355)         4,736
   Provision for loan losses.........      (1,250)        590          (660)             --       2,697          2,697
                                        ---------    --------     ----------      ----------  ------------   ----------
   Net interest income (loss) after
     provision for loan losses.......       7,511       3,332        10,843           6,091      (4,052)         2,039
   Other income......................       2,355         887         3,242           4,232       9,527         13,759
   Other expense.....................       6,166      15,428        21,594           7,632      23,742         31,374
                                        ---------    --------     ----------      ----------  ------------   ----------
   Income (loss) before reorganization
     items, taxes and extraordinary
     item............................       3,700     (11,209)       (7,509)          2,691     (18,267)      (15,576)
   Reorganization items..............          --          --            --              --     (52,034)      (52,034)
                                        ---------    --------     ----------      ----------  ------------   ----------
   Income (loss) before taxes and
     extraordinary item..............       3,700     (11,209)       (7,509)          2,691     (70,301)      (67,610)
   Income tax provision (benefit)....       1,591      (1,162)          429           1,357        (699)          658
                                        ---------    --------     ----------      ----------  ------------   ----------
   Income (loss) before extraordinary
     item............................       2,109     (10,047)       (7,938)          1,334     (69,602)      (68,268)
   Extraordinary item, net of tax....          --          --            --              --     225,606       225,606
                                        ---------    --------     ----------      ----------  ------------   ----------
   Net income (loss).................   $   2,109     (10,047)       (7,938)          1,334   $ 156,004      $157,338
                                        =========    ========     ==========      ==========  ============   ==========
   Total assets......................   $ 612,743    $132,283     $ 745,026       $ 606,954   $ 182,414      $789,368
                                        =========    ========     ==========      ==========  ============   ==========

                                                        NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1998
                                              ---------------------------------------
                                                 THRIFT        NON-
                                                BANKING      BANKING        TOTAL
                                              ----------   ------------ -------------
   Interest income...................         $  31,119    $     86,039 $   117,158
   Interest expense..................            22,199          77,108      99,307
                                              ---------          ------      ------
   Net interest income...............             8,920           8,931      17,851
   Provision for loan losses.........            (5,100)         17,291      12,191
                                              ----------         ------      ------
   Net interest income (loss) after
     provision for loan losses.......            14,020          (8,360)      5,660
   Other income (loss)...............             3,297         (43,292)    (39,995)
   Other expense.....................            10,788          74,874      85,662
                                              ---------          ------      ------
   Income (loss) before taxes........             6,529        (126,526)   (119,997)
   Income tax provision (benefit)....             2,896         (11,088)     (8,192)
                                              ----------        -------      ------
   Net income (loss).................         $   3,633        (115,438)   (111,805)
                                               ========     =========== ===========
   Total assets......................         $ 622,634     $ 1,219,593 $ 1,842,227
                                               ========     =========== ===========

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF WILSHIRE FINANCIAL SERVICES GROUP INC. AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS FILING. REFERENCES IN THIS FILING TO "WILSHIRE FINANCIAL SERVICES GROUP INC.," "WFSG," THE "COMPANY," "WE," "OUR," AND "US" REFER TO WILSHIRE FINANCIAL SERVICES GROUP INC., OUR WHOLLY OWNED SUBSIDIARIES, AND WILSHIRE CREDIT CORPORATION ("WCC"), OUR MAJORITY-OWNED SUBSIDIARY, UNLESS THE CONTEXT INDICATES OTHERWISE.

         Wilshire Financial Services Group Inc. is a diversified financial services company. We conduct business in the U.S. and Europe, specializing in loan portfolio acquisition and servicing. We offer wholesale banking through our subsidiary, First Bank of Beverly Hills, F.S.B. ("First Bank"). First Bank is a federally chartered savings institution regulated by the Office of Thrift Supervision ("OTS") with one branch and a merchant bankcard processing center in Southern California. Administrative headquarters of WFSG and First Bank are located in Portland, Oregon.

 OVERVIEW AND RESTRUCTURING OF WFSG

         In response to adverse market conditions in the second half of 1998 and the resulting effect on our operations, we focused our efforts during the nine months ended September 30, 1999 on stabilizing the assets remaining at our non-banking subsidiaries and restructuring WFSG through a voluntary prepackaged Chapter 11 bankruptcy filing. First Bank remained focused on the execution of its primary business plan as it was relatively unaffected by the severe market conditions which dramatically affected the Company's non-banking subsidiaries during the second half of 1998.

         In connection with the plan of reorganization (the "Plan"), we filed a voluntary petition for relief under Chapter 11 Bankruptcy Code in the Federal Court of Wilmington, Delaware on March 3, 1999. On April 12, 1999, the Plan was approved by the bankruptcy court. On June 10, 1999, the Plan became effective, we emerged from bankruptcy and a new Board of Directors was seated. Upon the Plan becoming effective, we adopted fresh start reporting (as described in Note 3 to the interim consolidated financial statements), which had the effect of revaluing our assets and liabilities to fair value and eliminating the stockholders' deficit as of the Plan's effective date of May 31, 1999. Due to our reorganization, management believes that the financial results for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         Wilshire Credit Corporation, now known as Capital Wilshire Holdings ("CWH"), a former affiliate of the Company, provided loan servicing to us prior to the reorganization. As part of the Plan, the loan servicing operations of CWH, and the assets and stock of a wholly-owned subsidiary, Wilshire Servicing Corporation, were transferred to Wilshire Credit Corporation ("WCC"), a newly formed, majority-owned subsidiary. This transfer allows us to service our own assets and provide third-party servicing. We own 50.01% of WCC with the remaining 49.99% owned by an unaffiliated third party.

         On June 3, 1999, the OTS issued a directive that indicates that it considers First Bank to be in "troubled condition." This directive places restrictions on First Bank's ability to engage in certain activities without first obtaining OTS approval, including, but not limited to: increasing asset size; making new loans, investments or capital expenditures; paying dividends or making other capital distributions; and hiring senior executive officers, directors or consultants. On September 2, 1999, the OTS completed a safety and soundness examination of First Bank. As a result of this examination, the OTS directive letter will remain in force until First Bank corrects items noted in the examination report, including developing and implementing an interest rate risk reduction plan; developing a more detailed business plan under various interest rate scenarios; and improving controls in the Bankcard division. First Bank is cooperating with the OTS to have the "troubled institution" designation lifted and is working with the OTS to satisfy certain of its concerns, including addressing First Bank's asset and liability management process and current interest rate sensitivity positions.

         During the nine months ended September 30, 1999, and continuing to the present, we remain committed to reducing corporate overhead where deemed appropriate by management. During the third quarter and continuing into October 1999, as discussed more fully below, we took steps which will reduce corporate overhead in our non-bank U.S. operations in excess of $8 million annually. We have made and are examining additional reductions in overhead related to our operations in Europe, as well as exploring strategic alternatives for those operations. In addition, the Company is selling and pursuing the additional sale of certain non-bank loans, mortgage-backed securities and other assets, with a view to reducing or eliminating related debt.

         On October 11, 1999, pursuant to an agreement between the Company and WREI, six employees of the Company terminated their employment and entered into the employment of WREI. Those employees included several of the most highly compensated officers of the Company. WREI has assumed all bonus obligations owed to such employees, and the Company has no other financial obligations with respect to such terminations.

         The Company intends to focus on business growth opportunities at First Bank and WCC and utilize the holding company to supplement or further such efforts, where possible, including potential securitizations of certain assets.

RESULTS OF OPERATIONS--FOUR MONTHS ENDED SEPTEMBER 30, 1999

         For financial reporting purposes, we accounted for the consummation of our restructuring effective May 31, 1999 (though the restructuring was completed on June 10, 1999). The following discussion relates to the operating results of the "Reorganized Company" for the four-month period subsequent to our restructuring.

NET LOSS

         Our net loss for the four months ended September 30, 1999 was approximately $7.9 million, or $0.40 per share. The net loss is primarily attributable to other operating expenses of $21.6 million, partially offset by net interest income after provision for loan losses of $10.8 million and other income of $3.2 million.

NET INTEREST INCOME

         Our net interest income for the four months ended September 30, 1999 was approximately $10.2 million, which consisted of interest income of $22.6 million, offset by interest expense of $12.4 million. Approximately $17.5 million, or 78%, of our interest income was derived from our portfolio of loans and discounted loans, with $4.0 million, or 18%, from mortgage-backed and other securities. Our interest expense consisted of $8.6 million of interest on deposits at First Bank and $3.7 million of interest on short-term debt facilities. We no longer incur interest expense on our 13% Notes and 13% Series B Notes (the "Notes") payable, as the Notes were cancelled and converted to equity as part of our restructuring.

PROVISIONS FOR ESTIMATED LOSSES ON LOANS

         During the four months ended September 30, 1999, we reversed approximately $1.2 million of provision for loan losses previously taken at First Bank as reserves were deemed to be excessive based on current analysis, resulting from improved credit quality due to continued seasoning and performance of the portfolio. This provision reversal was partially offset by additional provisions of approximately $0.5 million taken on discounted loans in our non-banking operations.

OTHER INCOME

         Our other income was approximately $3.2 million for the four months ended September 30, 1999, consisting primarily of servicing revenue of $3.4 million, income from real estate owned of $2.8 million, bankcard income, net, of $0.3 million, and other, net, of $4.4 million, partially offset by market valuation losses and impairments of $8.6 million.

         The servicing revenue was derived from the loan servicing operations of WCC, a newly formed, majority-owned subsidiary. These operations were previously conducted by a former affiliate, CWH, but were transferred to WCC as part of our restructuring (see Note 2 to the interim consolidated financial statements).

         During the four months ended September 30, 1999, gross bankcard processing revenue was $5.9 million, of which $1.9 million was attributable to internet commerce, $3.2 million was from mail order transaction processing, and $0.8 million resulted from audiotext transactions. These bankcard revenues were offset by bankcard processing expenses of $5.6 million, which include a provision for bankcard losses of $1.2 million.

         Real estate owned, net, consisted primarily of gains on sales of property acquired in foreclosure or deed-in-lieu thereof.

         Other, net, includes primarily $2.8 million of loan fees and charges and $0.9 million of management fees earned from WREI. WREI notified the Company of its purported termination and non-renewal of the management agreement in September 1999, as discussed further in Note 9 to the interim consolidated financial statements.

         As discussed in Note 7 to the interim consolidated financial statements, the market valuation losses and impairments of $8.6 million are comprised primarily of write-downs of approximately $5.1 million in the carrying value of our portfolio of mortgage-backed securities, approximately $1.6 million in the carrying value of our investment in WREI, and write-downs of other assets of approximately $1.9 million.

OTHER EXPENSES

         Our other expenses totaled approximately $22.5 million for the four months ended September 30, 1999. These expenses consisted primarily of compensation and employee benefits expenses of $11.9 million, other general and administrative expenses of approximately $3.8 million (consisting primarily of insurance, taxes and general corporate overhead), professional services of $2.3 million, corporate travel and development of $1.5 million and loan service fees and expenses of $1.3 million. In September 1999 and continuing into October, we implemented changes that will further reduce overhead at the corporate level, including a reduction in workforce, the termination of our corporate jet lease agreement, and the transfer of several employees to WREI. We anticipate that these cost-saving measures will result in savings in excess of $8 million annually.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         In the following discussion, the amounts for the nine months ended September 30, 1999 represent the sum of the Predecessor Company's operations for the five months ended May 31, 1999 and the Reorganized Company's operations for the four months ended September 30, 1999, as reported in the accompanying consolidated statements of operations.

NET INCOME (LOSS)

         Our net income for the nine months ended September 30, 1999 was approximately $149.4 million, which included an extraordinary gain on the extinguishment of debt of $225.6 million (see Note 4 - Extraordinary Item). Excluding the extraordinary gain, our net loss for the nine months ended September 30, 1999 was approximately $76.2 million, compared with a net loss of approximately $111.8 million for the nine months ended September 30, 1998. The smaller operating loss for the 1999 period is primarily attributable to an increase in other income of $57.0 million, a decrease in other expenses of $32.7 million and a decrease in provision for estimated losses on loans of $10.2 million, partially offset by $52.0 million of costs related to our restructuring and a decline in net interest income of $2.9 million.

NET INTEREST INCOME

         Our net interest income was approximately $14.9 million for the nine months ended September 30, 1999, compared with approximately $17.8 million for the nine months ended September 30, 1998. This decrease was due to a decline in interest income of $66.7 million, partially offset by a decline in interest expense of $63.8 million, reflecting our reduction in the levels of loans and other interest-earning assets and paydown of the related short-term borrowing facilities and the reduction of interest expense on the Notes, as discussed further below.

         INTEREST INCOME. Our interest income was approximately $50.4 million for the nine months ended September 30, 1999 compared with approximately $117.1 million for the nine months ended September 30, 1998, a decrease of $66.7 million. This decrease was primarily due to a decrease in our interest-earning assets from approximately $1.6 billion at September 30, 1998, to approximately $657 million at September 30, 1999, resulting from the sale of certain loans and other assets to provide liquidity and repay certain short-term borrowing facilities.

         INTEREST EXPENSE. Our interest expense was approximately $35.5 million for the nine months ended September 30, 1999, compared with approximately $99.3 million for the nine months ended September 30, 1998, a decrease of $63.8 million. The decrease in interest expense was primarily due to a decrease in our interest-bearing liabilities from approximately $1.8 billion at September 30, 1998 to approximately $627 million at September 30, 1999, resulting primarily from the repayments of short-term borrowing facilities with proceeds from the asset sales described above. In addition, during the nine months ended September 30, 1999, we recognized interest on the Notes only through March 3, 1999, the date on which we filed our voluntary Chapter 11 petition. As a result, the amount of interest expense recognized on the Notes for the nine months ended September 30, 1999 was approximately $4.2 million, compared with approximately $18.0 million for the nine months ended September 30, 1998. Upon the completion of our restructuring, the Notes were cancelled and converted to equity of WFSG.

PROVISIONS FOR ESTIMATED LOSSES ON LOANS

         Provision for estimated losses on loans for the nine months ended September 30, 1999 was approximately $2.0 million, compared with approximately $12.2 million for the nine months ended September 30, 1998. The decrease results primarily from a reduction in provision taken on discounted loans in our non-banking operations and the reversal of $1.25 million of excess reserves at First Bank. The higher provision for the 1998 period was due to the requirement for higher loan loss reserves resulting from the effects of increasing spreads and reduced market values.

OTHER INCOME (LOSS)

         Our other income increased to approximately $17.0 million for the nine months ended September 30, 1999, compared with a loss of approximately $40.0 million for the nine months ended September 30, 1998. The components of our other income (loss) are reflected in the following table:


                                                                                            NINE MONTHS
                                                                                               ENDED
                                                                                           SEPTEMBER 30,
                                                                                     -----------------------------
                                                                                         1999             1998
                                                                                     ------------    -------------
                                                                                      (DOLLARS IN THOUSANDS)
Other income (loss):
         Servicing revenue.............................................              $      6,673     $      4,810
         Real estate owned, net........................................                     4,241            3,616
         Bankcard income, net..........................................                     2,603            3,486
         Gain on sale of loans.........................................                     3,335           27,904
         Gain on sale of securities....................................                       292            7,768
         Trading income................................................                        --            1,630
         Minority interest in WCC......................................                       594               --
         Market valuation losses and impairments.......................                    (8,615)         (76,580)
         Write-down of mortgage servicing rights.......................                        --          (13,704)
         Other, net....................................................                     7,878            1,075
                                                                                     ------------     ------------
                  Total other income (loss)............................               $    17,001      $   (39,995)
                                                                                     ============     ============


         The net increase in other income was primarily attributable to a $68.0 million decline in market valuation losses and impairments and the absence of write-downs of mortgage servicing rights in 1999, compared with such write-downs of $13.7 million for the 1998 period. In addition, the increase resulted from a $6.8 million increase in other, net and a $1.9 million increase in servicing revenue, partially offset by a $24.6 million decrease in gain on sale of loans and a $7.5 million decrease in gain on sale of securities. The components of other income are further described below.

         SERVICING REVENUE. Servicing revenue for the nine months ended September 30, 1999 was $6.7 million, compared with $4.8 million for the comparable period in 1998, an increase of $1.9 million. The increase reflects the servicing activity of WCC, a newly formed, majority-owned subsidiary. Such operations were previously performed by a former affiliate, Capital Wilshire Holdings Inc. (CWH), which was formerly known as Wilshire Credit Corporation. Certain assets and liabilities of Wilshire Credit corporation were transferred to WCC effective June 8, 1999 as part of our reorganization (see Note 2 to the interim consolidated financial statements).

         REAL ESTATE OWNED, NET. Real estate owned, net, increased approximately $0.6 million from the nine months ended September 30, 1998 to the nine months ended September 30, 1999, primarily due to an increase in gains on the sale of properties acquired through foreclosure or deed-in-lieu thereof, reflecting our decision to focus more on non-discounted loans.

         BANKCARD INCOME, NET. Bankcard income, net, was approximately $2.6 million for the nine months ended September 30, 1999, compared with $3.5 million for the comparable 1998 period. This decrease is primarily attributable to a $3.2 million increase in processing expenses, including $1.2 million of provisions for losses, which offset the increase in revenues. During the nine months ended September 30, 1999, gross bankcard processing revenue was $12.2 million, of which $5.7 million was attributable to internet commerce and $1.9 million was attributable to audio text transactions. The remainder of approximately $4.6 million is primarily attributable to mail order transaction processing.

         The financial results of First Bank's bankcard processing operations for the nine months ended September 30, 1999 and 1998 have been as follows:

                                                                                           NINE MONTHS
                                                                                              ENDED
                                                                                          SEPTEMBER 30,
                                                                                  --------------------------------
                                                                                     1999              1998
                                                                                  ---------------   --------------
                                                                                      (DOLLARS IN THOUSANDS)
Bankcard revenues......................................................             $      12,190    $      9,894
Bankcard processing expenses...........................................                    (9,587)        (6,408)
Other expenses.........................................................                    (2,212)        (1,794)
                                                                                   --------------    -------------
Net....................................................................             $         391    $     1,692
                                                                                  ===============    =============

         GAIN ON SALE OF LOANS. Gain on sale of loans decreased by approximately $24.6 million from the nine months ended September 30, 1998 to the nine months ended September 30, 1999. The decrease is primarily due to gains of $27.9 million on sales of approximately $580.0 million unpaid principal balance of loans during the nine months ended September 30, 1998 and reduced sales activity during the same period in 1999.

         GAIN ON SALE OF SECURITIES. The gain on sale of securities of $0.3 million for the nine months ended September 30, 1999 resulted from sales of approximately $16.1 million in carrying value of securities for proceeds of approximately $16.4 million. For the nine months ended September 30, 1998, we realized gains of $7.8 million on sales of approximately $53.3 million carrying value of securities.

         MARKET VALUATION LOSSES AND IMPAIRMENTS. For the nine months ended September 30, 1999, the market valuation losses and impairments of $8.6 million are comprised primarily of write-downs of approximately $1.6 million in the carrying value of our investment in WREI and approximately $7.0 million in the carrying value of our portfolio of mortgage-backed securities and other assets.

         Subsequent to September 30, 1998, we sold a significant amount of our loans and mortgage-backed securities to meet collateral calls from our lenders and to increase liquidity. The declines in values of the assets included in these sales were recognized as market valuation losses and impairments to the applicable assets as of September 30, 1998 and recognized in determining net loss for the nine months then ended. Total market valuation losses and impairments for the nine months ended September 30, 1998 was $76.6 million. Of this amount, $22.2 million related to sales of mortgage-backed securities, $5.2 million related to other than temporary impairment of unsold mortgage-backed securities, $34.9 million related to sales of loans held for sale and discounted loans and $14.3 million related to hedge losses previously deferred and classified in other assets in the statement of financial condition.

         WRITE-DOWN OF MORTGAGE SERVICING RIGHTS. During the nine months ended September 30, 1998, we wrote-down capitalized servicing rights by approximately $13.7 million. The write-down was the result of faster than expected prepayments on loans being serviced and revised estimates of future prepayments. No write-downs were recorded in 1999.

         OTHER, NET. Other, net, increased by approximately $6.8 million from the nine months ended September 30, 1998 to the nine months ended September 30, 1999. The increase is primarily attributable to an increase of $2.0 million in loan fees and charges, an increase of $0.5 million in management fees earned from WREI, and a $2.6 million decrease in the loss from our investment in WREI (loss of $1.6 million for the 1999 period compared with a loss of $4.2 million for the 1998 period). As discussed in Note 8 to the consolidated financial statements, we no longer account for our investment in WREI by the equity method but rather as a security available for sale. The $1.6 million loss reflects an adjustment for permanent impairment of the investment in WREI. In addition, WREI has asserted that it does not owe the Company management fees payable under the management agreement with WRSC as a result of WRSC's purported breach of the agreement. As described in Notes 5 and 9 to the interim consolidated financial statements, the Company believes that the management agreement is in full force and effect, that management fees are owing and will continue to be owed under that agreement, and that any attempted termination by WREI of that agreement will result in WREI owing the Company a termination fee in excess of $3 million. The status of the management agreement is currently the subject of litigation between the

Company and WREI, and the disposition of that litigation will have an impact on the extent to which management fee income from WREI will recur in subsequent periods.

OTHER EXPENSES

         Our other expenses totaled approximately $53.0 million for the nine months ended September 30, 1999, compared with approximately $85.7 million for the nine months ended September 30, 1998, a decrease of $32.7 million. This decrease was primarily due to decreases in loan service fees and expenses of $23.1 million, corporate travel and development of $3.4 million, compensation and employee benefits of $2.3 million and depreciation and amortization of $1.5 million.

         LOAN SERVICE FEES AND EXPENSES. Loan service fees and expenses decreased from approximately $33.0 million for the nine months ended September 30, 1998 to approximately $9.9 million for the nine months ended September 30, 1999. The decrease is primarily from the inclusion of WCC's operating results with WFSG in the 1999 period resulting from the restructuring (see Note 2 to the consolidated financial statements). This decrease was also due to a decline in the balance of loans from $1.3 billion at September 30, 1998 to $566 million at September 30, 1999, as we sold a large portion of our loan portfolio to increase liquidity and reduce outstanding debt.

         CORPORATE TRAVEL AND DEVELOPMENT. Corporate travel and development decreased from approximately $5.7 million for the nine months ended September 30, 1998 to approximately $2.3 million for the nine months ended September 30, 1999, primarily due to substantially reduced travel activity in 1999 as acquisition activity declined. Corporate travel and development expenses are expected to decline further in future periods due to the termination of the lease of our corporate jet, which had a minimum monthly charge of approximately $0.1 million.

         COMPENSATION AND EMPLOYEE BENEFITS. Compensation and employee benefits totaled approximately $23.7 million for the nine months ended September 30, 1999, compared with approximately $26.0 million for the nine months ended September 30, 1998. The decrease was primarily due to the reduction of our workforce in the fourth quarter of 1998, the effects of which were realized during 1999. In addition, due to the transfer of several employees to WREI (see "Overview and Restructuring of WFSG") and a recent additional reduction in our workforce, we anticipate that compensation and employee benefits expenses will decline further in future periods.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased from approximately $3.3 million for the nine months ended September 30, 1998 to approximately $1.8 million for the nine months ended September 30, 1999. The decrease was primarily attributable to higher amortization for the 1998 period due to the write-off of goodwill associated with retail residential mortgage origination branches.

REORGANIZATION ITEMS

         During the nine months ended September 30, 1999, we incurred approximately $52.0 million of expenses related to the WFSG restructuring (see
Note 2 to the interim consolidated financial statements). These expenses primarily consisted of net write-downs of the reported amounts of assets and liabilities of approximately $37.6 million, the write-off of unamortized debt issuance costs of $11.3 million, professional services of $0.6 million and costs related to the restructuring of our European operations of $2.5 million. There were no such reorganization items for the nine months ended September 30, 1998. The $52.0 million of reorganization expenses, as well as $4.2 million of interest expense recognized during the period related to the Notes, will be non-recurring due to WFSG's reorganization. We recognized interest expense on the Notes only through March 3, 1999, the date WFSG filed its petition under Chapter 11 of the Bankruptcy Code.

RESULTS OF OPERATIONS--QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

         The following discussion compares the results of operations of the Reorganized Company for the quarter ended September 30, 1999 with those of the Predecessor Company for the quarter ended September 30, 1998.

NET LOSS

         Our net loss for the quarter ended September 30, 1999 was approximately $7.1 million, compared with a loss of approximately $119.0 million for the quarter ended September 30, 1998. The smaller net loss for the 1999 period is primarily attributable to a decrease in other loss of $87.0 million, a decrease in other expenses of $22.0 million, a decrease in provision for losses on loans of $15.9 million, and an increase in net interest income of $1.3 million.

NET INTEREST INCOME

         Our net interest income was approximately $7.3 million for the quarter ended September 30, 1999, compared with approximately $6.0 million for the quarter ended September 30, 1998. This increase was due to a decline in interest expense of $25.6 million, partially offset by a decline in interest income of $24.3 million, reflecting our reduction in the levels of loans and other interest-earning assets and paydown of the related short-term borrowing facilities.

         INTEREST INCOME. Our interest income was approximately $16.7 million for the quarter ended September 30, 1999, compared with approximately $41.0 million for the quarter ended September 30, 1998, a decrease of $24.3 million. This decrease was primarily due to a decrease in our interest-earning assets from approximately $1.6 billion at September 30, 1998, to approximately $657 million at September 30, 1999, resulting from the sale of certain loans and other assets to provide liquidity and repay certain short-term borrowing facilities.

         INTEREST EXPENSE. Our interest expense was approximately $9.4 million for the quarter ended September 30, 1999, compared with approximately $35.0 million for the quarter ended September 30, 1998, a decrease of $25.6 million. The decrease in interest expense was primarily due to a decrease in our interest-bearing liabilities from approximately $1.8 billion at September 30, 1998, to approximately $627 million at September 30, 1999, resulting primarily from the repayments of short-term borrowing facilities with proceeds from the asset sales described above. In addition, during the quarter ended September 30, 1999, we did not incur interest on our Notes, as they were cancelled and converted to equity of WFSG during the second quarter of 1999, as part of our restructuring. During the quarter ended September 30, 1998, we incurred interest expense on the Notes of approximately $6.0 million.

PROVISIONS FOR ESTIMATED LOSSES ON LOANS

         Provision for estimated losses on loans for the quarter ended September 30, 1999 was a net recovery of approximately $0.7 million, compared with a provision of approximately $15.2 million for the three months ended September 30, 1998. During the quarter ended September 30, 1999, we reversed approximately $1.2 million of provisions for loan losses previously taken at First Bank as reserves were deemed to be excessive based on current analysis, resulting from improved credit quality due to continued seasoning and performance of the portfolio. This provision reversal was partially offset by additional provisions of approximately $0.5 million taken on discounted loans in our non-banking operations. The higher provision for the 1998 period was attributable to increasing market yields on loans, which drove down market values on many pools of loans in our portfolio.

OTHER INCOME (LOSS)

         Our other loss decreased to approximately $0.1 million for the quarter ended September 30, 1999, compared with a loss of approximately $87.1 million for the quarter ended September 30, 1998. The components of our other loss are reflected in the following table:

                                                                                             QUARTER ENDED
                                                                                     ------------------------------
                                                                                             SEPTEMBER 30,
                                                                                           1999           1998
                                                                                     --------------   -------------
                                                                                         (DOLLARS IN THOUSANDS)
Other income (loss):
         Servicing revenue.............................................                $     1,922    $      1,070
         Real estate owned, net........................................                      2,622             144
         Bankcard (loss) income, net...................................                       (139)          1,989
         Gain on sale of loans.........................................                        158           1,460
         Gain (loss) on sale of securities.............................                        292            (433)
         Minority interest in WCC......................................                        434              --
         Market valuation losses and impairments.......................                     (8,615)        (76,580)
         Write-down of mortgage servicing rights.......................                         --         (12,704)
         Other, net....................................................                      3,197          (2,049)
                                                                                     --------------   -------------
                  Total other loss.....................................               $       (129)    $   (87,103)
                                                                                      =============    =============

         The net decrease in other loss was primarily attributable to a $68.0 million decline in market valuation losses and impairments and the absence of write-downs of mortgage servicing rights in 1999, compared with such write-downs of $12.7 million for the 1998 period. In addition, the smaller loss for the 1999 period resulted from a $5.2 million increase in other, net, and a $2.5 million increase in real estate owned, net, partially offset by a $2.1 million decrease in bankcard income, net, and a $1.3 million decrease in gain on sale of loans. The components of other loss are further described below.

         SERVICING REVENUE. Servicing revenue for the three months ended September 30, 1999 was $1.9 million, compared with $1.1 million for the comparable period in 1998, an increase of $0.8 million. The increase reflects the servicing activity of WCC, a newly formed, majority-owned subsidiary. Such operations were previously performed by a former affiliate, Wilshire Credit Corporation, but were transferred to WCC effective May 31, 1999 as part of our reorganization (see Note 2 to the interim consolidated financial statements).

         REAL ESTATE OWNED, NET. Real estate owned, net increased approximately $2.5 million from the quarter ended September 30, 1998 to the quarter ended September 30, 1999 due to an increase in gains on the sale of properties acquired through foreclosure or deed-in-lieu thereof.

         BANKCARD (LOSS) INCOME, NET. Bankcard loss, net, was approximately $0.1 million for the quarter ended September 30, 1999, compared with bankcard income, net, of approximately $2.0 million for the quarter ended September 30, 1998. This decrease is attributable to a $1.4 million increase in processing expenses, including $1.2 million of provisions for losses, and a $0.7 million decrease in revenues. During the quarter ended September 30, 1999, gross bankcard processing revenue was $4.4 million, of which $1.2 million was attributable to internet commerce and $0.6 million was attributable to audio text transactions. The remainder of approximately $2.6 million is primarily attributable to mail order transaction processing.

         The financial results of First Bank's bankcard processing operations for the quarters ended September 30, 1999 and 1998 have been as follows:

                                                                                         QUARTER ENDED
                                                                                         SEPTEMBER 30,
                                                                                   ------------------------------
                                                                                      1999              1998
                                                                                   ------------      ------------
                                                                                       (Dollars in thousands)
Bankcard revenues........................................................           $     4,440       $     5,171
Bankcard processing expenses.............................................                (4,579)           (3,182)
Other expenses...........................................................                  (800)             (700)
                                                                                   ------------      ------------
Net......................................................................           $      (939)      $     1,289
                                                                                   ============      ============

         GAIN ON SALE OF LOANS. Gain on sale of loans decreased by approximately $1.3 million from the quarter ended September 30, 1998 to the quarter ended September 30, 1999. The decrease is primarily due to gains of $1.5 million on sales during the quarter ended September 30, 1998 (including one securitization transaction of approximately $178 million unpaid principal balance of loans) and reduced sales activity during the quarter ended September 30, 1999.

         GAIN (LOSS) ON SALE OF SECURITIES. Gain on sale of securities was approximately $0.3 million during the quarter ended September 30, 1999 due to sales of $16.1 million in carrying value of securities for proceeds of approximately $16.4 million. During the quarter ended September 30, 1998, we sold securities with carrying values of approximately $21.8 million, resulting in a loss of approximately $0.4 million. This loss resulted from our need to sell certain securities during the quarter ended September 30, 1998 in order to raise liquidity in response to conditions in the financial marketplace.

         MARKET VALUATION LOSSES AND IMPAIRMENTS. For the quarter ended September 30, 1999, the market valuation losses and impairments of $8.6 million are comprised primarily of write-downs of approximately $1.6 million in the carrying value of our investment in WREI and approximately $7.0 million in the carrying value of our portfolio of mortgage-backed securities and other assets.

         Subsequent to September 30, 1998, we sold a significant amount of our loans and mortgage-backed securities to meet collateral calls and to increase liquidity. The declines in values of the assets included in these sales were recognized as market valuation losses and impairments to the applicable assets as of September 30, 1998 and recognized in determining net loss for the quarter then ended. Total market valuation losses and impairments for the quarter ended September 30, 1998 was $76.6 million. Of this amount, $22.2 million related to sales of mortgage-backed securities, $5.2 million related to other than temporary impairment of unsold mortgage-backed securities, $34.9 million related to the sale of loans held for sale and discounted loans and $14.3 million related to hedge losses previously deferred and classified in other assets in the statement of financial condition.

         WRITE-DOWN OF MORTGAGE SERVICING RIGHTS. During the quarter ended September 30, 1998, we wrote-down mortgage servicing rights by approximately $12.7 million. The write-down was the result of faster than expected prepayments on loans being serviced and revised future estimates of prepayments.

         OTHER, NET. Other, net, increased by approximately $5.2 million, from a loss of $2.0 million for the three months ended September 30, 1998 to income of $3.2 million for the three months ended September 30, 1999. The increase is primarily attributable to the absence of a loss from our investment in WREI for the 1999 period, compared with such loss of $4.8 million for the 1998 period. As discussed in Note 8 to the consolidated financial statements, we no longer account for our investment in WREI by the equity method but rather as a security available for sale. The $1.6 million loss reflects an adjustment for permanent impairment of the investment in WREI. The increase in other, net, is also due to an increase in loan fees and charges of $0.9 million, partially offset by a decrease in management fees from WREI of $0.4 million. In addition, WREI has asserted that it does not owe the Company management fees payable under the management agreement with WRSC as a result of WRSC's purported breach of the agreement. As described in Notes 5 and 9 to the interim consolidated financial statements, the Company believes that the management agreement is in full force and effect, that management fees are owing and will continue to be owed under that agreement, and that any attempted termination by WREI of that agreement will result in WREI owing the Company a termination fee in excess of $3 million. The status of the management agreement is currently the subject of litigation between the Company and WREI, and the disposition of that litigation will have an impact on the extent to which management fee income from WREI will recur in subsequent periods.

OTHER EXPENSES

         Our other expenses totaled approximately $14.7 million for the quarter ended September 30, 1999, compared with approximately $36.7 million for the quarter ended September 30, 1998, a decrease of $22.0 million. This decrease was primarily due to decreases in loan service fees and expenses of $12.8 million, compensation and employee benefits of $2.2 million, depreciation and amortization of $2.0 million, and corporate travel and development of $1.9 million.

         LOAN SERVICE FEES AND EXPENSES. Loan service fees and expenses decreased from $12.9 million for the quarter ended September 30, 1998 to approximately $0.1 million for the quarter ended September 30, 1999. The decrease is primarily from the inclusion of WCC's operating results with WFSG in the 1999 period resulting from the restructuring (see Note 2 to the consolidated financial statements). This decrease was also due to a decline in the balance of loans from $1.3 billion at September 30, 1998 to $566 million at September 30, 1999, as we sold a large portion of our loan portfolio to increase liquidity and reduce outstanding debt.

         COMPENSATION AND EMPLOYEE BENEFITS. Compensation and employee benefits totaled approximately $8.7 million for the quarter ended September 30, 1999, compared with approximately $10.9 million for the quarter ended September 30, 1998. The decrease was primarily due to the reduction in our workforce in the fourth quarter of 1998, the effects of which were realized during 1999. In addition, due to the transfer of several employees to WREI (see "Overview and Restructuring of WFSG," above) and a recent additional reduction in our workforce, we anticipate that compensation and employee benefits expenses will decline further in future periods.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased from approximately $2.4 million for the three months ended September 30, 1998 to approximately $0.4 million for the three months ended September 30, 1999. The decrease was primarily due to higher amortization for the 1998 period due to the write-off of goodwill associated with retail residential mortgage origination branches.

         CORPORATE TRAVEL AND DEVELOPMENT. Corporate travel and development decreased from approximately $2.9 million for the three months ended September 30, 1998 to approximately $1.0 million for the three months ended September 30, 1999 due to substantially reduced travel activity in 1999 as acquisition activity declined. Corporate travel and development expenses are expected to decline further in future periods due to the termination of the lease of our corporate jet, which had a minimum monthly charge of approximately $0.1 million.

CHANGES IN FINANCIAL CONDITION

         The following discussion compares the balances of certain asset, liability and stockholders' equity (deficit) amounts of the Reorganized Company as of September 30, 1999 with those of the Predecessor Company as of December 31, 1998 as reported in the accompanying consolidated statements of financial condition.

         MORTGAGE-BACKED AND OTHER SECURITIES. For accounting purposes, our mortgage-backed and other securities are classified as available for sale or held to maturity. Our holdings of mortgage-backed securities available for sale decreased approximately $40.6 million during the nine months ended September 30, 1999. This decrease was primarily due to sales of approximately $16.1 million in carrying value of securities, principal repayments of $12.5 million and write-downs to fair value of $11.8 million. Our holdings of mortgage-backed securities held to maturity decreased approximately $2.8 million during the nine months ended September 30, 1999 primarily due to principal repayments. The following table sets forth our holdings of mortgage-backed and other securities as of September 30, 1999 and December 31, 1998:

                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                         1999               1998
                                                                                    --------------      ------------
                                                                                         (DOLLARS IN THOUSANDS)
Available for sale:
     Mortgage-backed securities........................................             $      38,501       $     66,829
     Agency mortgage-backed securities.................................                    35,339             47,634
Held to maturity:
     U.S. Government and other securities..............................                     5,975              5,962
     Mortgage-backed securities........................................                    10,737             13,580
                                                                                    --------------      ------------
          Total investment securities..................................             $      90,552        $   134,005
                                                                                    =============        ===========

         LOANS, NET. Our portfolio of loans, net of discounts and allowances, increased by approximately $54.6 million during the nine months ended September 30, 1999. This increase is primarily attributable to the acquisition of non-discounted loans at First Bank, reflecting our emphasis on increasing the level of investment in non-discounted loans as a percentage of the total loan portfolio. The increase in loans, net was also a result of a $1.7 million decrease in the allowance for loan losses, from $16.5 million at December 31, 1998 to $14.8 million at September 30, 1999. This decrease in the allowance for loan losses was primarily due to the reversal of $1.25 million of excess reserves at First Bank, reflecting improved credit quality due to continued seasoning and performance of the portfolio. See "Discounted Loans, net" below.

         DISCOUNTED LOANS, NET. Our portfolio of Discounted Loans decreased by approximately $38.8 million during the nine months ended September 30, 1999. The decrease is primarily attributable to our sale of Discounted Loans to repay certain short-term borrowing facilities and provide liquidity. In addition, during the quarter ended September 30, 1999, we reclassified an additional $11.6 million of discounted loans to loans held for sale. It is anticipated that our future investments in Discounted Loans as a percentage of our total loan portfolio will be reduced. Discounted Loans require significant capital resources prior to resolution, which is generally six to nine months following acquisition. We believe we can create a more predictable and less capital intensive earnings stream by reducing the level of investment in these assets.

         LOANS HELD FOR SALE, NET, AT LOWER OF COST OR MARKET. Loans held for sale, net, at lower of cost or market decreased by approximately $241.5 million during the nine months ended September 30, 1999 primarily as a result of the sale of loans to increase liquidity and reduce outstanding borrowings. These decreases were partially offset by the reclassification of $11.6 million of discounted loans to loans held for sale during the quarter ended September 30, 1999.

         REAL ESTATE OWNED, NET. Real estate owned, net decreased by approximately $46.9 million during the nine months ended September 30, 1999. The decrease was primarily due to sales of properties for proceeds of approximately $51.0 million, partially offset by acquisitions of real estate through foreclosure or deed-in-lieu thereof from our portfolio of discounted loans.

         INVESTMENT IN WILSHIRE REAL ESTATE INVESTMENT INC. Investment in WREI decreased by approximately $3.4 million during the nine months ended September 30, 1999. This decrease was primarily due to impairments in the carrying value of the investment to reflect the sustainable market value of the underlying shares.

         SERVICER ADVANCES. Servicer advances increased by approximately $10.6 million during the nine months ended September 30, 1999. The increase was primarily due to the transfer of WCC's assets to WFSG as part of our restructuring (see Note 2 to the interim consolidated financial statements), as WCC had made reimbursable advances on loans owned by third parties.

         MORTGAGE SERVICING RIGHTS, NET. Mortgage servicing rights, net decreased by $2.3 million during the nine months ended September 30, 1999, primarily due to the write-off of previously capitalized or purchased servicing rights due to faster than expected prepayments on loans being serviced and revised future estimates of prepayments.

        DEPOSITS. First Bank's deposits decreased by approximately $50.7 million during the nine months ended September 30, 1999. This decrease is a result of First Bank utilizing FHLB advances to fund loan acquisitions and provide liquidity. On June 3, 1999, the OTS issued a directive which, among other things, prohibits First Bank, without prior OTS approval, from increasing total assets during any quarter in excess of an amount equal to net interest credited on deposits for the quarter.

         SHORT-TERM BORROWINGS. Short-term borrowings decreased by approximately $264.3 million during the nine months ended September 30, 1999, resulting primarily from our sales of loans held for sale and mortgage-backed securities and subsequent paydowns of the related debt facilities.

         NOTES PAYABLE. The Notes payable of $184.2 million at December 31, 1998 were cancelled in June 1999. Pursuant to our prepackaged Chapter 11 bankruptcy filing, these Notes were converted into equity of WFSG, as described more fully in Note 2 to the interim consolidated financial statements.

         ACCOUNTS PAYABLE AND OTHER LIABILITIES. WREI has prepaid certain servicing fees to WCC. These amounts are included in accounts payable and other liabilities as deferred revenue. The initial amount of the prepaid fees is in dispute between WREI and WCC with WCC contending that the initial amount is as low as $2.3 million and WREI contending the amount is $3.2 million. Without admission, the Company initially recorded the amount at $3.2 million and is carrying the prepaid fee at $2.9 million at September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and for general business purposes. Our sources of cash flow include certificates of deposit, securitizations, whole loan and mortgage-backed securities sales, net interest income and borrowings under warehouse and repurchase financing facilities (if available) and from institutional investors and other lenders and public and private debt offerings. We also have borrowed from WREI. In addition, First Bank has available funding through FHLB advances. Our liquidity is actively managed on a daily basis and is reviewed periodically by our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company.

         The dramatic events in the financial markets in late 1998, which included a significant reduction in valuations of and liquidity for mortgage-backed securities, has had a significant adverse impact on our liquidity and financial condition. Many of our lenders determined that the value of these assets had decreased and demanded cash or securities to continue lending, which reduced our cash position and eventually prompted asset sales at depressed prices to meet these demands and provide liquidity. While these asset sales have improved our liquidity position, the market for mortgage-backed securities, particularly subordinate mortgage-backed securities, remains depressed and the financial markets generally continue to be volatile. Further, certain of our lenders have expressed concern about continued lending to this industry given market conditions and to us given recent operating losses. It is not clear to what extent we can rely on short-term warehouse or repurchase agreements as a source of liquidity. At September 30, 1999, our cash balances totaled approximately $28.0 million; however, $17.3 million of the balance was held at First Bank and is not available for use by any Wilshire entity other than First Bank.

         Our restructuring, which was effective on June 10, 1999 and is described in Note 2 to the consolidated financial statements, significantly improved our financial position by reducing indebtedness, eliminating the ongoing interest cost associated with that indebtedness, and significantly increasing our equity account.

         Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available cash to meet our needs. We intend to aggressively seek new capital and financing to permit us to more fully and more efficiently utilize our banking and loan servicing platforms. There can be no assurance, however, that we will be able to obtain new capital or will have sufficient cash flows.

         Sources of liquidity for First Bank include wholesale and brokered certificates of deposit and FHLB advances. At September 30, 1999, First Bank had approximately $444.0 million of certificates of deposit. At September 30, 1999, scheduled maturities of certificates of deposit during the 12 months ending September 30, 2000 and thereafter amounted to approximately $395.8 million and approximately $48.2 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. However, management of First Bank believes it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds. In addition, First Bank management is currently increasing the amount of its FHLB advance borrowings as a percentage of its total borrowings and deposits and is exploring new ways to reduce its exposure to changes in interest rates, including efforts to develop core deposits and sales of fixed-rate loans with simultaneous purchases of variable-rate loans.

         We have repurchase agreements outstanding that mature monthly and, with the parties' agreement, may be rolled into new 30-day repurchase agreements. There can be no assurance that lenders will continue to roll the repurchase agreements or will not change material terms, including, but not limited to, advance rates and interest rates on these financing arrangements. In addition, given current market conditions, we may not be able to securitize loans as a source of liquidity.

         The Company is negotiating with one of the Company's primary lenders to provide a one-year committed financing facility for all loans and mortgage-backed securities currently outstanding under previous agreements with such lender, totaling $15.3 million and $16.6 million, respectively, at September 30, 1999. The execution and closing of these new agreements are contingent on the Company's payment of all outstanding margin calls with respect to such loans and mortgage backed securities. However, it is not certain that this facility will be consummated. Concurrent with discussions with the above-mentioned lender, the Company is pursuing the sales of the loans and mortgage-backed securities underlying the proposed facilities to various parties. The Company is currently determining whether to complete the sales of such assets and/or to pay some or all of the applicable margin calls.

         Mortgage-backed securities which are subject to repurchase agreements, as well as loans and real estate which secure other indebtedness, periodically are revalued by the lender, and a decline in the value that is recognized by the lender (whether or not the lender recognized the full fair value of the security) may result in the lender requiring us to provide additional collateral to secure the indebtedness. Primarily as a result of asset sales, we have had adequate cash and cash equivalents to meet calls for additional collateral to repay a portion of the related indebtedness or to meet our other operating and financing requirements. In most instances, lenders under repurchase agreements secured by mortgage-backed securities have withheld principal and/or interest payments on such securities in order to reduce outstanding, unpaid margin calls. At September 30, 1999, there were approximately $5.6 million of outstanding collateral calls, as determined by our lenders, net of withheld principal and interest payments. If we are unable to fund additional collateral requirements or to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (on short notice) a portion of our assets, and could incur losses as a result. Furthermore, since, from time to time, there is extremely limited liquidity in the market for subordinate and residual interests in mortgage-related securities, there can be no assurance that we will be able to dispose of such securities promptly for fair value in such situations.

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

         Adequate credit facilities and other sources of funding are essential to the continuation of the Company's ability to purchase pools of loans. During the third and fourth quarters of 1998, financial markets were severely and negatively impacted by various factors which have resulted in reduced availability of liquidity and capital to specialty finance companies and other holders of non-investment grade assets and certain types of loans. This includes the ability to raise new equity capital and long-term debt, as well as the ability to securitize or finance certain types of loans. The Company's growth strategy is dependent on its ability to raise additional debt and/or equity financing and growth at First Bank and to find equity partners for our servicing operation. To the extent that the current market environment persists, such growth will depend largely on the Company's ability to find and use equity partners for growth of our servicing operation and growth at First Bank. Otherwise, such growth may be significantly curtailed or delayed.

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

         Federally insured savings associations such as First Bank are required to maintain minimum levels of regulatory capital. Those standards generally are as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on a case-by-case basis. In connection with the 1998 examination, the OTS indicated that the capital level of First Bank exceeds the minimum requirement for "well capitalized" status under provisions of the Prompt Corrective Action Regulation. On June 3, 1999, the OTS issued a directive letter that indicates that it considers First Bank to be in "troubled condition." This directive places restrictions on First Bank's ability to engage in certain activities, including, but not limited to: increasing asset size; making new loans, investments or capital expenditures; paying dividends or making other capital distributions; and hiring senior executive officers, directors or consultants. On September 2, 1999, the OTS completed a safety and soundness examination of First Bank. As a result of this examination, the OTS directive letter will remain in force until First Bank corrects items noted in the examination report, including developing and implementing an interest rate risk reduction plan; developing a more detailed business plan under various interest rate scenarios; and improving controls in the Bankcard division. First Bank is cooperating with the OTS to have the "troubled institution" designation lifted.

OTHER-YEAR 2000 COMPLIANCE

         Many existing computer software programs and other technologically dependent systems use two digits to indicate the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. We utilize a number of technologically dependent systems to operate, service mortgage loans and manage mortgage assets. WFSG, together with WCC (a subsidiary controlled by WFSG) and Wilshire Servicing Company U.K. Limited (a wholly-owned subsidiary of
WFSG), who are our two Servicers, formed a committee to address year 2000 issues ("the Committee") that reports directly to WFSG's executive committee. The Committee is headed by WFSG's Chief Information Officer and includes representatives from across departments within WFSG and our Servicers as well as our management.

         The Committee established and completed a project plan with respect to Year 2000 readiness. In the first phase of the project, the Committee conducted an inventory of all systems for WFSG and our Servicers, classifying each as either "critical" or "non-critical." For systems deemed "critical," the Committee developed detailed test plans and created separate Year 2000 test environments. After the testing phase, in which Year 2000 issues were identified, phases of resolution, re-testing, implementation and certification were completed.

         We began testing of all critical systems in 1997 and completed all necessary testing of such systems, including both systems supplied by outside vendors and internally developed systems, by the end of February 1999. In each case, issues which were identified were resolved. Changes which resulted from testing were coded, retested and implemented and moved into production. Following these phases, each department's executive management certified that their staff had tested critical code and deemed it adequate. In addition, for all critical systems supplied by outside vendors, the Committee obtained a written certification from the vendor that the applicable package is "Year 2000 compliant." With respect to non-critical systems supplied by outside vendors, the Committee has consulted substantially all of the vendors' Internet sites and has obtained copies of Year 2000 compliance certifications from those sites. All phases of the Committee's Year 2000 readiness project were completed by the end of April 1999. As a result, WFSG's management believes that the Company is Year 2000 compliant in all material respects.

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

         The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to our financial condition or results of operations. Aside from limited hardware costs, our primary expense related to Year 2000 compliance is allocation of existing staff. The Committee estimates the total cost related to Year 2000 compliance to be approximately $0.5 million, substantially all of which had been incurred by December 31, 1998.

         Our most likely worst case Year 2000 scenario would be one in which we are unable to perform necessary loan servicing activities. To the extent the loan servicing system is not Year 2000 compliant, the ability to service loans would be in jeopardy. This, in turn, would limit the collections of payments on mortgage loans, which would, further, hinder the Company's ability to meet its own debt service and other cash requirements. Although we do not believe that it is reasonably likely that the Year 2000 date change will cause such a scenario to occur, the Committee has developed a contingency plan with procedures for manual loan servicing, for up to a week, should the loan servicing system cease to be operational. The loan servicing system was developed internally, and we believe that, in the event of an unexpected Year 2000 issue, the source of the issue could be isolated, and the issue could be rapidly corrected by our existing staff without significant cost. Accordingly, we do not believe that such a failure of the loan servicing system would result in any material loss of revenue or have any other material impact on the Company.

         Based on the results of the Committee's Year 2000 readiness project, we are confident that we are appropriately addressing the Year 2000 issues. Critical IT systems supplied by outside vendors have undergone testing not only by us, but by other customers of the vendors as well. Our loan servicing system is an internally developed system, and therefore, our information technology personnel are very familiar with the system and believe their efforts will have favorable results.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Quarterly Report on Form 10-Q which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include but are not limited to the real estate market, the cease and desist order and "troubled institution" directive, the availability of loan portfolios at acceptable prices, the availability of financing for loan portfolio acquisitions, interest rates and expansion outside the U.S. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved. In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

         The Asset and Liability Committees are authorized to utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swap agreements are utilized to reduce our exposure caused by the narrowing of the interest spread between fixed rate loans held for investment and associated liabilities funding those loans caused by changes in market interest rates. First Bank had approximately $34.0 million notional principal amount in an interest rate swap agreement outstanding at September 30, 1999, which was designated as a hedge of certain fixed rate loans in order to convert variable rate liabilities to fixed rate. This swap had the effect of decreasing our net interest income by approximately $0.3 million during the nine months ended September 30, 1999.

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

         The following table quantifies the potential changes in First Bank's net portfolio value, at September 30, 1999, should interest rates go up or down (shocked) by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

        CHANGE IN RATES                                    NET PORTFOLIO VALUE
        ------------------            ------------------------------------------------------------
                                         $ AMOUNT                 $ CHANGE               % CHANGE
                                      --------------              -----------            --------
    300 Basis Points                     $   7,529                $ (44,209)              -85%
    200 Basis Points                        23,745                  (27,993)              -54%
    100 Basis Points                        38,943                  (12,795)              -25%
      0 Basis Points                        51,738                       --                --
   -100 Basis Points                        60,425                    8,687                17%
   -200 Basis Points                        64,458                   12,720                25%
   -300 Basis Points                        65,568                   13,830                27%


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

         First Bank is presently exploring several alternatives to reduce its current interest rate sensitivity, as the current levels of interest rate risk are in excess of the limits approved by First Bank's board of directors. It is not currently determinable which alternative will be selected nor what impact such steps, if taken, will have on operating results or resulting capital levels of First Bank. However, management currently believes that interest rate sensitivity can be substantially reduced while continuing to meet OTS capital guidelines for classification as "Well Capitalized."

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES


PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

                  The Company and its directors are currently defendants to a lawsuit brought on behalf of each of Andrew A. Wiederhorn, the Company's former Chief Executive Officer, and Lawrence A. Mendelsohn, the Company's former President. On August 18, 1999, the Board of Directors of the Company notified each of Messrs. Wiederhorn and Mendelsohn of the Company's intention to terminate him for "cause" pursuant to his employment agreement with the Company. The Company suspended each of Messrs. Wiederhorn and Mendelsohn that same day. On September 3, 1999, the Company terminated the employment of each of them for cause. Mr. Wiederhorn and Mr. Mendelsohn have brought suit alleging, inter alia, that they were wrongfully terminated and defamed by the Company's and the directors' actions.

                  The Company is also currently a party to a lawsuit with WREI.
             In August 1999, WREI filed suit against the Company alleging that the aforementioned suspensions of Mr. Wiederhorn and Mr. Mendelsohn caused the facilities sharing agreement between the Company and WREI to come into effect, thereby suspending WREI's obligations under the management agreement between WREI and Wilshire Real Estate Services Corporation ("WRSC"), a subsidiary of the Company (Messrs. Wiederhorn and Mendelsohn were simultaneously serving as the senior executive officers of WREI). WREI's motion for preliminary injunctive relief to prevent the Company from ousting Messrs. Wiederhorn and Mendelsohn from the Company's headquarters facilities and for other relief was denied in a written ruling. WREI thereafter amended its complaint to assert that, as a result of the termination of Messrs. Wiederhorn and Mendelsohn, (i) the Company had breached the management agreement with WREI (which permitted WREI to terminate that agreement) and (ii) the facilities sharing agreement between the Company and WREI had been triggered, requiring WREI to pay the Company only for the cost of the management provided by the Company's employees (and no further fees would be payable under the management agreement). The Company has counterclaimed, alleging that (i) WREI has failed to pay management fees owed to the Company under the management agreement, (ii) WREI is not entitled to terminate the management agreement (because WRSC had not breached the agreement) and any purported termination of that agreement by WREI entitles the Company to a termination fee in excess of $3 million, and (iii) the facilities sharing agreement is inapplicable and/or invalid.

                  The Company will continue to vigorously contest the claims made by Messrs. Wiederhorn and Mendelsohn and WREI and assert its counterclaims against the same. Management, after consulting legal counsel, believes that the Company will likely prevail on its claims and its defenses and will likely be awarded significant damages as a result. The Company, Messrs. Wiederhorn and Mendelsohn and WREI have held discussions concerning the possible disposition of these lawsuits. However, there can be no assurance as to whether such discussions will result in the successful resolution of either or both of these lawsuits.



ITEM 2.     CHANGES IN SECURITIES.

                 Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

                 Not applicable.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Exhibits.

         11    Statement re Computation of Per Share Earnings
         27    Financial Data Schedule

            (b) Reports on Form 8-K during the three months ended September 30,
                1999:

                  (i) Report on Form 8-K dated August 25, 1999, reporting the Company's notification of its Chief Executive Officer and President of its intention to terminate their employment, and the resignation of the Interim Chief Executive Officer of First Bank.

                  (ii) Report on Form 8-K dated September 9, 1999 reporting the termination of the employment of the Company's Chief Executive Officer and President and the appointment of a new Chief Executive Officer.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      WILSHIRE FINANCIAL SERVICES GROUP INC.


Date: November 15, 1999


                                      By:      /s/   STEPHEN P. GLENNON
                                               ------------------------
                                               STEPHEN P. GLENNON
                                               CHIEF EXECUTIVE OFFICER


                                      By:      /S/   GLENN J. OHL
                                               -------------------
                                               GLENN J. OHL
                                               CHIEF FINANCIAL OFFICER