Form 10-Q/A
period 1999-09-30
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2000-03-30
CIK 1024321

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A

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

         This report on Form 10-Q/A constitutes Amendment No. 1 to the Registrant's Form 10-Q for the quarter ended September 30, 1999. This report is intended to amend certain information contained in Part I, Items 1 and 2, and Part II, Item 6. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Accounting Matters" for a discussion of the basis for such amendments.

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

         Item 4.  Submission of Matters to a Vote of Security Holders........................................38

         Item 5.  Other Information..........................................................................38

         Item 6.  Exhibits and Reports on Form 8-K...........................................................38

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                              PREDECESSOR
                                                                                 REORGANIZED COMPANY            COMPANY
                                                                              -----------------------------   ---------------
                                                                             SEPTEMBER 30,     MAY 31,          DECEMBER 31,
                                                                                  1999           1999               1998
                                                                              -----------    --------------   ----------------
                                                                              (AS RESTATED)   (UNAUDITED)
                                                                               (UNAUDITED)

                                   ASSETS

Cash and cash equivalents...............................................      $   28,016      $    26,552    $      23,468
Mortgage-backed securities available for sale, at fair value............          73,840           99,647          114,463
Mortgage-backed securities held to maturity, at amortized cost..........          10,737           11,993           13,580
Securities held to maturity, at amortized cost..........................           5,975            5,969            5,962
Loans, net..............................................................         510,174          491,576          455,561
Discounted loans, net...................................................          13,178           29,058           51,989
Loans held for sale, net, at lower of cost or market....................          43,148           45,757          284,672
Stock in Federal Home Loan Bank of San Francisco, at cost...............           4,719            4,655            5,332
Real estate owned, net..................................................          15,228           35,374           62,168
Leasehold improvements and equipment, net...............................           5,890            6,156            8,185
Accrued interest receivable.............................................           4,315            5,138            5,468
Investment in Wilshire Real Estate Investment Inc.......................           2,610            4,218            5,979
Servicer advances.......................................................          26,467            7,552            5,007
Mortgage servicing rights, net..........................................              --               --            2,346
Income tax receivable...................................................              --               --            9,865
Prepaid expenses and other assets.......................................          12,076           15,723           30,208
                                                                              -----------      ------------   ----------------
TOTAL                                                                         $  756,373       $  789,368     $  1,084,253
                                                                              ==========       ============   ================

                     LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
     Deposits...........................................................      $  459,708       $  497,424     $    510,430
     Short-term borrowings..............................................         156,499          164,854          420,816
     Notes payable......................................................              --               --          184,245
     Notes payable to Wilshire Real Estate Investment Inc...............          10,819           10,748           16,973
     Accounts payable and other liabilities.............................          31,495           27,442           44,584
     Minority interest in Wilshire Credit Corporation...................          11,094               --               --
                                                                              -----------      ------------   ----------------
        Total liabilities...............................................         669,615          700,468         1,177,048
                                                                              -----------      ------------   ----------------

Commitments and Contingencies (see Note 5)

Stockholders' Equity (Deficit):
     Common stock.......................................................          94,575           88,900          117,708
     Treasury stock, at cost............................................              --               --           (2,852)
     Retained deficit...................................................          (7,938)              --         (183,294)
     Accumulated other comprehensive gain (loss), net...................             121               --          (24,357)
                                                                              -----------      ------------   ----------------
        Total stockholders' equity (deficit)............................          86,758           88,900          (92,795)
                                                                              -----------      ------------   ----------------
TOTAL                                                                         $  756,373       $  789,368     $  1,084,253
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

   Total comprehensive loss...
   Impact of Reorganization:
     Contribution of equity
      of CWH..................                                        5,675
                                 --------------------------------------------------------------------------------
BALANCE, September 30, 1999
 (as restated)                       --   $    --     20,033,600  $  94,575         --    $    --     $  (7,938)
                                 ================================================================================

                              Accumulated
                                 Other
                             Comprehensive
                                  Loss       Total
                             -------------   -----
BALANCE, January 1, 1999        (24,357)    (92,795)
   Comprehensive income:
     Net income...............              157,338
     Unrealized holding losses
       on available for sale
       securities - net of tax     (720)       (720)
     Unrealized loss on foreign
       currency translation...   (1,662)     (1,662)
                                            ----------
   Total comprehensive income.              154,956
   Impact of reorganization:
    Elimination of former
     equity in connection with
     bankruptcy plan..........   26,739     (62,161)
    Issuance of new equity in
     connection with bankruptcy
     plan.....................               88,900
                               -----------------------
BALANCE, May 31, 1999
   (Fresh-start reporting date)$ --          88,900
   Comprehensive loss:
     Net loss.................               (7,938)
     Unrealized holding losses
       on available for sale
       securities - net of tax      (59)        (59)
     Unrealized gain on foreign
       currency translation...      180         180
                                            ----------
   Total comprehensive loss...               (7,817)
   Impact of Reorganization:
     Contribution of equity
      of CWH..................                5,675
                               ------------------------

BALANCE, September 30, 1999
 (as restated)                 $     121    $ 86,758
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

         On June 10, 1999, the Company completed its plan of reorganization under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy, as discussed further in Note 3. The Company adopted fresh-start reporting (see Note 4), and restated its assets and liabilities to reflect their estimated fair values as of the close of business on May 31, 1999, the day management concluded that substantially all conditions precedent to the plan of reorganization had been satisfied. Under the provisions of fresh-start reporting, the Company's retained deficit and other equity accounts were reclassified to common stock. The financial statements presented include consolidated statements of financial condition of the predecessor company as of December 31, 1998 and the reorganized company as of May 31, 1999 and September 30, 1999; consolidated statements of operations of the predecessor company for the nine-month period ended September 30, 1998 and for the five-month period ended May 31, 1999; and consolidated statements of operations of the reorganized company for the three-month and four-month periods ended September 30, 1999.

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

2.       ACCOUNTING MATTERS

         During the fourth quarter of 1999, the Company identified approximately $10.8 million of servicer advances, $0.5 million of other assets, and $11.3 million of equity attributable to and unrecorded on the books of WCC. These increases in assets and equity (49.99%, or approximately $5.7 million, reflected as an increase in minority interest) should have been reflected in the consolidated accounts as of June 30, 1999. Accordingly, the financial statements on Form 10-Q are being revised as of June 30, 1999 and September 30, 1999 and for the periods then ended.

3.       RESTRUCTURING OF THE COMPANY

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

         Pursuant to the Plan, the holders of the Company's $184.2 million in outstanding publicly issued notes received approximately 96.16 shares of new common stock for every $1,000 of notes, including accrued interest through March 2, 1999 (see Note 5 - Extraordinary Item). A portion of the new common stock was reallocated by the noteholders so that holders of the old common stock received approximately 0.6% of the outstanding shares of new common stock. The principal stockholders, Andrew A. Wiederhorn and Lawrence A. Mendelsohn, received 1 share of new common stock for every 136.07 shares of old common stock held by them. The registered holders other than the principal stockholders received approximately 1 share of new common stock for every 77.28 shares of old common stock. Wilshire Real Estate Investment Inc. ("WREI," formerly Wilshire Real Estate Investment Trust Inc.), holds 2,874,791 shares of new common stock, representing a 14.4% ownership interest in the Company (see Note 9--Investment in WREI).

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

4.       FRESH-START REPORTING

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


5.       EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

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

6.       COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

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

7.       INCOME TAXES

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

8.       MARKET VALUATION LOSSES AND IMPAIRMENTS

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

         During the quarter and four months ended September 30, 1999, market valuation losses and impairments of $8.6 million were recorded. This amount includes a write-down of approximately $5.1 million related to the

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


Company's portfolio of mortgage-backed securities; a $1.6 million write-down of its investment in WREI, as this investment is now being accounted for as an available-for-sale security (see Note 9); and write-downs of other assets of approximately $1.9 million. The Company believes that the decline in the value of these assets is other than temporary.

9.       INVESTMENT IN WREI

         In April 1998, the Company sponsored the initial public offering of WREI, whereby WREI received approximately $167.0 million of proceeds. The Company purchased approximately 990,000 shares of WREI common stock in connection with the initial public offering. Through June 30, 1999 this investment was accounted for by the equity method of accounting and was not adjusted for changes in the market price of the underlying shares but rather, for increases and decreases based on the stockholders' equity of WREI. During the third quarter, as discussed further in Note 10, the Company terminated Messrs. Wiederhorn and Mendelsohn from their executive positions with WFSG (although they remain executives of WREI), and subsequently, WREI notified the Company that it was purporting to terminate or otherwise decline to renew its management agreement with WRSC. As a result, the Company discontinued accounting for its investment in WREI on the equity method, and is now accounting for the investment as a security available-for-sale under Statement of Financial Accounting Standards ("SFAS") No. 115, which requires that the investment be reported at its current fair value. At September 30, 1999 the Company's investment in WREI was written down to approximately $2.6 million, based on management's evaluation of other than temporary impairment for this security. A charge of approximately $1.6 million was recorded as a market valuation loss and impairment for the three- and four-month periods ended September 30, 1999 as a result of this write-down to fair value.

10.      RELATED PARTY TRANSACTIONS

         At September 30, 1999, the Company had notes payable to WREI totaling $10.8 million which included a $5.0 million note payable bearing interest at 12% (funded under the DIP Facility - see Note 3) and an $8.5 million unsecured pay-in-kind ("PIK") note due in 2006 and bearing interest at 6%. WREI may elect to convert the PIK note into common stock of WFSG upon receipt of a notice of redemption of the PIK note by WFSG. In October 1999, WFSG sold mortgage-backed securities with a book value of $20.9 million at September 30, 1999, and transferred related debt of $18.5 million to WREI for net proceeds of approximately $2.4 million. Such amount will be applied to the $5.8 million discounted present value (book value) of the PIK Notes payable to WREI at September 30, 1999. No gain or loss will be recorded on this sale, as the mortgage-backed securities had been written down to the sales price in the financial statements for the quarter ended September 30, 1999. WREI owns 14.4% of the Company's outstanding common stock at September 30, 1999.

         From WREI's inception until September 1999, WRSC was the manager of WREI and earned a management fee based on the level of WREI's investment assets. The Company, through WRSC, earned management fee income of $0.7 million and $0.9 million for the three months and four months ended September 30, 1999, respectively, and $1.5 million for the five months ended May 31, 1999.

         On September 3, 1999, the Company terminated the employment of Andrew
A. Wiederhorn, its former Chief Executive Officer, and Lawrence A. Mendelsohn, its former President, for "cause" pursuant to their employment agreements with the Company. Messrs. Wiederhorn and Mendelsohn have served as senior management of WREI since the formation of that company. Subsequent to the Company's termination of Messrs. Wiederhorn and Mendelsohn, WREI notified the Company (i) that WREI was terminating the management agreement between WREI and WRSC as a result of WRSC's breach of that agreement, and (ii) in the event that WREI had no right to terminate the management agreement, WREI would not renew the agreement when it expires by its terms in April 2000. As discussed in Note 6, the Company takes the position that WRSC has performed all of its obligations under the management agreement, the agreement is in full force and effect, and WREI owes the Company for the management that are continuing to be provided by WRSC under the agreement.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


11.      SIGNIFICANT TRANSACTIONS

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

12.      REGULATORY MATTERS

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

13.      OPERATING SEGMENTS

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

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


         Segment data for the three months ended September 30, 1999, and September 30, 1998 are as follows:


                                                 THREE MONTHS ENDED SEPTEMBER 30, 1999
                                              ----------------------------------------
                                                  THRIFT          NON-
                                                 BANKING        BANKING         TOTAL
                                                 -------       --------     ----------
   Interest income...................         $  11,903      $    4,770     $    16,673
   Interest expense..................             7,451           1,968           9,419
                                              ----------     ----------     -----------
   Net interest income...............             4,452           2,802           7,254
   Provision for loan losses.........            (1,250)            509            (741)
                                              ----------     ----------     -----------
   Net interest income after
     provision for loan losses.......             5,702           2,293           7,995
   Other income (loss)...............             1,434          (1,563)           (129)
   Other expense.....................             4,552          10,146          14,698
                                              ----------     ----------     -----------
   Income (loss) before taxes........             2,584          (9,416)         (6,832)
   Income tax provision (benefit)....             1,111            (807)            304
                                              ----------     -----------    -----------
   Net income (loss).................         $   1,473      $   (8,609)    $    (7,136)
                                              ==========     ===========    ===========
   Total assets......................         $ 612,743      $  143,630     $   756,373
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
                                                 ========     ===========   ===========

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

         Segment data for the four months ended September 30, 1999, five months ended May 31, 1999 and nine months ended September 30, 1998 are as follows:

                                                FOUR MONTHS ENDED                           FIVE MONTHS ENDED
                                                SEPTEMBER 30, 1999                             MAY 31, 1999
                                          ----------------------------------      --------------------------------------
                                           THRIFT        NON-                        THRIFT      NON-
                                          BANKING      BANKING      TOTAL           BANKING     BANKING        TOTAL
                                        ----------   ----------   ----------      ----------   -----------   ----------
   Interest income...................   $  16,110    $  6,444     $  22,554       $  17,771   $  10,094      $  27,865
   Interest expense..................       9,849       2,522        12,371       $  11,680   $  11,449         23,129
                                        ---------    --------     ----------      ----------  ------------   ----------
   Net interest income (loss)........       6,261       3,922        10,183           6,091      (1,355)         4,736
   Provision for loan losses.........      (1,250)        590          (660)             --       2,697          2,697
                                        ---------    --------     ----------      ----------  ------------   ----------
   Net interest income (loss) after
     provision for loan losses.......       7,511       3,332        10,843           6,091      (4,052)         2,039
   Other income......................       2,355         887         3,242           4,232       9,527         13,759
   Other expense.....................       6,166      15,428        21,594           7,632      23,742         31,374
                                        ---------    --------     ----------      ----------  ------------   ----------
   Income (loss) before reorganization
     items, taxes and extraordinary
     item............................       3,700     (11,209)       (7,509)          2,691     (18,267)      (15,576)
   Reorganization items..............          --          --            --              --     (52,034)      (52,034)
                                        ---------    --------     ----------      ----------  ------------   ----------
   Income (loss) before taxes and
     extraordinary item..............       3,700     (11,209)       (7,509)          2,691     (70,301)      (67,610)
   Income tax provision (benefit)....       1,591      (1,162)          429           1,357        (699)          658
                                        ---------    --------     ----------      ----------  ------------   ----------
   Income (loss) before extraordinary
     item............................       2,109     (10,047)       (7,938)          1,334     (69,602)      (68,268)
   Extraordinary item, net of tax....          --          --            --              --     225,606       225,606
                                        ---------    --------     ----------      ----------  ------------   ----------
   Net income (loss).................   $   2,109     (10,047)       (7,938)          1,334   $ 156,004      $157,338
                                        =========    ========     ==========      ==========  ============   ==========
   Total assets......................   $ 612,743    $143,630     $ 756,373       $ 606,954   $ 182,414      $789,368
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

ACCOUNTING MATTERS

         During the fourth quarter of 1999, the Company identified approximately $10.8 million of servicer advances, $0.5 million of other assets, and $11.3 million of equity attributable to and unrecorded on the books of WCC. These increases in assets and equity (49.99%, or approximately $5.7 million, reflected as an increase in minority interest) should have been reflected in the consolidated accounts as of June 30, 1999. Accordingly, the financial statements on Form 10-Q are being revised as of June 30, 1999 and September 30, 1999 and for the periods then ended.

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

         In connection with the plan of reorganization (the "Plan"), we filed a voluntary petition for relief under Chapter 11 Bankruptcy Code in the Federal Court of Wilmington, Delaware on March 3, 1999. On April 12, 1999, the Plan was approved by the bankruptcy court. On June 10, 1999, the Plan became effective, we emerged from bankruptcy and a new Board of Directors was seated. Upon the Plan becoming effective, we adopted fresh start reporting (as described in Note 4 to the interim consolidated financial statements), which had the effect of revaluing our assets and liabilities to fair value and eliminating the stockholders' deficit as of the Plan's effective date of May 31, 1999. Due to our reorganization, management believes that the financial results for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

         The servicing revenue was derived from the loan servicing operations of WCC, a newly formed, majority-owned subsidiary. These operations were previously conducted by a former affiliate, CWH, but were transferred to WCC as part of our restructuring (see Note 3 to the interim consolidated financial statements).

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

         Other, net, includes primarily $2.8 million of loan fees and charges and $0.9 million of management fees earned from WREI. WREI notified the Company of its purported termination and non-renewal of the management agreement in September 1999, as discussed further in Note 10 to the interim consolidated financial statements.

         As discussed in Note 8 to the interim consolidated financial statements, the market valuation losses and impairments of $8.6 million are comprised primarily of write-downs of approximately $5.1 million in the carrying value of our portfolio of mortgage-backed securities, approximately $1.6 million in the carrying value of our investment in WREI, and write-downs of other assets of approximately $1.9 million.

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

NET INCOME (LOSS)

         Our net income for the nine months ended September 30, 1999 was approximately $149.4 million, which included an extraordinary gain on the extinguishment of debt of $225.6 million (see Note 5 - Extraordinary Item). Excluding the extraordinary gain, our net loss for the nine months ended September 30, 1999 was approximately $76.2 million, compared with a net loss of approximately $111.8 million for the nine months ended September 30, 1998. The smaller operating loss for the 1999 period is primarily attributable to an increase in other income of $57.0 million, a decrease in other expenses of $32.7 million and a decrease in provision for estimated losses on loans of $10.2 million, partially offset by $52.0 million of costs related to our restructuring and a decline in net interest income of $2.9 million.

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

         SERVICING REVENUE. Servicing revenue for the nine months ended September 30, 1999 was $6.7 million, compared with $4.8 million for the comparable period in 1998, an increase of $1.9 million. The increase reflects the servicing activity of WCC, a newly formed, majority-owned subsidiary. Such operations were previously performed by a former affiliate, Capital Wilshire Holdings Inc. (CWH), which was formerly known as Wilshire Credit Corporation. Certain assets and liabilities of Wilshire Credit Corporation were transferred to WCC effective June 8, 1999 as part of our reorganization (see Note 3 to the interim consolidated financial statements).

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

         OTHER, NET. Other, net, increased by approximately $6.8 million from the nine months ended September 30, 1998 to the nine months ended September 30, 1999. The increase is primarily attributable to an increase of $2.0 million in loan fees and charges, an increase of $0.5 million in management fees earned from WREI, and a $2.6 million decrease in the loss from our investment in WREI (loss of $1.6 million for the 1999 period compared with a loss of $4.2 million for the 1998 period). As discussed in Note 9 to the consolidated financial statements, we no longer account for our investment in WREI by the equity method but rather as a security available for sale. The $1.6 million loss reflects an adjustment for permanent impairment of the investment in WREI. In addition, WREI has asserted that it does not owe the Company management fees payable under the management agreement with WRSC as a result of WRSC's purported breach of the agreement. As described in Notes 6 and 10 to the interim consolidated financial statements, the Company believes that the management agreement is in full force and effect, that management fees are owing and will continue to be owed under that agreement, and that any attempted termination by WREI of that agreement will result in WREI owing the Company a termination fee in excess of $3 million. The status of the management agreement is currently the subject of litigation between the

Company and WREI, and the disposition of that litigation will have an impact on the extent to which management fee income from WREI will recur in subsequent periods.

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

         LOAN SERVICE FEES AND EXPENSES. Loan service fees and expenses decreased from approximately $33.0 million for the nine months ended September 30, 1998 to approximately $9.9 million for the nine months ended September 30, 1999. The decrease is primarily from the inclusion of WCC's operating results with WFSG in the 1999 period resulting from the restructuring (see Note 3 to the consolidated financial statements). This decrease was also due to a decline in the balance of loans from $1.3 billion at September 30, 1998 to $566 million at September 30, 1999, as we sold a large portion of our loan portfolio to increase liquidity and reduce outstanding debt.

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

REORGANIZATION ITEMS

         During the nine months ended September 30, 1999, we incurred approximately $52.0 million of expenses related to the WFSG restructuring (see
Note 3 to the interim consolidated financial statements). These expenses primarily consisted of net write-downs of the reported amounts of assets and liabilities of approximately $37.6 million, the write-off of unamortized debt issuance costs of $11.3 million, professional services of $0.6 million and costs related to the restructuring of our European operations of $2.5 million. There were no such reorganization items for the nine months ended September 30, 1998. The $52.0 million of reorganization expenses, as well as $4.2 million of interest expense recognized during the period related to the Notes, will be non-recurring due to WFSG's reorganization. We recognized interest expense on the Notes only through March 3, 1999, the date WFSG filed its petition under Chapter 11 of the Bankruptcy Code.

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

         SERVICING REVENUE. Servicing revenue for the three months ended September 30, 1999 was $1.9 million, compared with $1.1 million for the comparable period in 1998, an increase of $0.8 million. The increase reflects the servicing activity of WCC, a newly formed, majority-owned subsidiary. Such operations were previously performed by a former affiliate, Wilshire Credit Corporation, but were transferred to WCC effective May 31, 1999 as part of our reorganization (see Note 3 to the interim consolidated financial statements).

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

         OTHER, NET. Other, net, increased by approximately $5.2 million, from a loss of $2.0 million for the three months ended September 30, 1998 to income of $3.2 million for the three months ended September 30, 1999. The increase is primarily attributable to the absence of a loss from our investment in WREI for the 1999 period, compared with such loss of $4.8 million for the 1998 period. As discussed in Note 9 to the consolidated financial statements, we no longer account for our investment in WREI by the equity method but rather as a security available for sale. The $1.6 million loss reflects an adjustment for permanent impairment of the investment in WREI. The increase in other, net, is also due to an increase in loan fees and charges of $0.9 million, partially offset by a decrease in management fees from WREI of $0.4 million. In addition, WREI has asserted that it does not owe the Company management fees payable under the management agreement with WRSC as a result of WRSC's purported breach of the agreement. As described in Notes 6 and 10 to the interim consolidated financial statements, the Company believes that the management agreement is in full force and effect, that management fees are owing and will continue to be owed under that agreement, and that any attempted termination by WREI of that agreement will result in WREI owing the Company a termination fee in excess of $3 million. The status of the management agreement is currently the subject of litigation between the Company and WREI, and the disposition of that litigation will have an impact on the extent to which management fee income from WREI will recur in subsequent periods.

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

         LOAN SERVICE FEES AND EXPENSES. Loan service fees and expenses decreased from $12.9 million for the quarter ended September 30, 1998 to approximately $0.1 million for the quarter ended September 30, 1999. The decrease is primarily from the inclusion of WCC's operating results with WFSG in the 1999 period resulting from the restructuring (see Note 3 to the consolidated financial statements). This decrease was also due to a decline in the balance of loans from $1.3 billion at September 30, 1998 to $566 million at September 30, 1999, as we sold a large portion of our loan portfolio to increase liquidity and reduce outstanding debt.

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

         SERVICER ADVANCES. Servicer advances increased by approximately $21.5 million during the nine months ended September 30, 1999. The increase was primarily due to the transfer of WCC's assets to WFSG as part of our restructuring (see Notes 2 and 3 to the interim consolidated financial statements), as WCC had made reimbursable advances on loans owned by third parties.

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

         NOTES PAYABLE. The Notes payable of $184.2 million at December 31, 1998 were cancelled in June 1999. Pursuant to our prepackaged Chapter 11 bankruptcy filing, these Notes were converted into equity of WFSG, as described more fully in Note 3 to the interim consolidated financial statements.

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

         Our restructuring, which was effective on June 10, 1999 and is described in Note 3 to the consolidated financial statements, significantly improved our financial position by reducing indebtedness, eliminating the ongoing interest cost associated with that indebtedness, and significantly increasing our equity account.

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


Date: March 30, 2000


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