Form 10-K405
period 1999-12-31
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2000-03-30
CIK 1024321

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-21845
                           --------------------------
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                Common Stock.                                      None.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price on March 6, 2000, was $9,072,288.

    As of March 6, 2000, 20,033,600 shares of Wilshire Financial Services Group Inc.'s common stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     WILSHIRE FINANCIAL SERVICES GROUP INC.
                                   FORM 10-K
                                     INDEX

ITEM                                                                          PAGE
----                                                                        --------
PART I....................................................................      4
       1.     Business....................................................      4
       2.     Properties..................................................     18
       3.     Legal Proceedings...........................................     18
       4.     Submission of Matters to a Vote of Security Holders.........     19

PART II...................................................................     19
       5.     Market for the Registrant's Common Equity and Related            19
              Stockholder Matters.........................................
       6.     Selected Financial Data and Operating Statistics............     20
       7.     Management's Discussion and Analysis of Financial Condition      25
              and Results of Operations...................................
        7A.   Quantitative and Qualitative Disclosures About Market            48
              Risk........................................................
       8.     Financial Statements and Supplementary Data.................     48
       9.     Changes in and Disagreements with Accountants on Accounting      48
              and Financial Disclosure....................................

PART III..................................................................     49
      10.     Directors and Executive Officers of the Registrant..........     49
      11.     Executive Compensation......................................     51
      12.     Security Ownership of Certain Beneficial Owners and              57
              Management..................................................
      13.     Certain Relationships and Related Transactions..............     58

PART IV...................................................................     58
      14.     Exhibits, Financial Statement Schedules, and Reports on Form     58
              8-K.........................................................

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Annual Report on Form 10-K which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include but are not limited to, the real estate market, interest rates, the cease and desist order and other regulatory matters, the availability of pools of loans at acceptable prices, the availability of financing for existing assets, loan pool acquisitions and servicing portfolio expansion, and the sale of European assets and operations. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

                                    PART I.

ITEM 1. BUSINESS

GENERAL

THE COMPANY

    Wilshire Financial Services Group Inc. and subsidiaries ("WFSG" or the "Company") is a diversified financial services company. We conduct a mortgage loan portfolio acquisition, servicing and banking business in the U.S. and to a limited extent in Western Europe. We offer wholesale banking through our subsidiary, First Bank of Beverly Hills, F.S.B. ("First Bank"). First Bank is a federally chartered savings institution regulated by the Office of Thrift Supervision ("OTS") with one branch, a wholly-owned commercial mortgage brokerage subsidiary, a merchant bankcard-processing center and a lending center in Southern California. We service loans through our majority-owned subsidiary, Wilshire Credit Corporation ("WCC"). As of December 31, 1999, we had 332 employees. Our administrative headquarters and loan servicing operations are located at 1776 S.W. Madison, Portland, Oregon 97205. Our telephone number is
(503) 223-5600.

RESTRUCTURING OF THE COMPANY

    As more fully described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview and Restructuring of WFSG," in response to adverse market conditions in the second half of 1998 and the resulting effect on our operations, we focused our efforts during 1999 on stabilizing the assets remaining at our non-banking subsidiaries and restructuring WFSG through a voluntary prepackaged Chapter 11 bankruptcy filing. First Bank remained focused on the execution of its primary business plan as it was relatively unaffected by the severe market conditions which dramatically affected the Company's non-banking subsidiaries during the second half of 1998.

    In connection with the plan of reorganization (the "Plan"), we filed a voluntary petition for relief under the Chapter 11 Bankruptcy Code in the Federal Bankruptcy Court in Wilmington, Delaware on March 3, 1999. On April 12, 1999, the Plan was approved by the bankruptcy court. On June 10, 1999, the Plan became effective, we emerged from bankruptcy and a new Board of Directors was seated.

    The restructuring was the Company's necessary response to significant negative market factors arising in the third and fourth quarters of 1998. These factors resulted in a dramatic reduction in market valuations for certain of our mortgage-backed securities and other assets, as well as a reduction in the availability of borrowings for securities and certain of our loan assets, thereby reducing our liquidity.

    Turmoil in the Russian financial markets, following a prolonged period of uncertainty in the Asian financial markets, caused investors to reassess their risk tolerance. This resulted in a dramatic movement of liquidity toward less risky assets (e.g., U.S. Treasury instruments) and away from higher risk assets, including most non-investment grade assets and commercial and other mortgage and asset-backed securities. This movement toward higher quality investments dramatically reduced available liquidity to non-investment grade assets. Without available funding sources, many investors in these assets, including several well-known hedge funds, were forced to liquidate holdings at reduced prices. With greater sales pressure and supply outpacing demand, prices continued to fall as more lenders made collateral calls, demanding additional collateral for their loan positions. Many companies were rapidly depleting available cash reserves.

    In order to address these liquidity concerns and to improve the Company's financial condition, the Company and an unofficial committee of holders of a majority of the Company's $184.2 million in outstanding publicly issued notes agreed, in November 1998, to a restructuring of the Company whereby (i) the noteholders would exchange their notes for new common stock in the Company;
(ii) the Company's
existing common stock and options would be canceled; and (iii) noteholders would reallocate up to 0.6% of the new common stock to the then existing stockholders of the Company.

    Pursuant to the Plan, the holders of the Company's $184.2 million in outstanding publicly issued notes received approximately 96.16 shares of new common stock for every $1,000 of notes, including accrued interest through March 2, 1999. An additional portion of the new common stock was issued to Wilshire Real Estate Investment Inc. ("WREI," formerly Wilshire Real Estate Investment Trust Inc.) in exchange for other debt owed to it. A portion of the new common stock was reallocated by the noteholders so that holders of the old common stock received approximately 0.6% of the outstanding shares of new common stock. The principal stockholders, Andrew A. Wiederhorn and Lawrence A. Mendelsohn, received 1 share of new common stock for every 136.07 shares of old common stock held by them. The registered holders other than the principal stockholders received approximately 1 share of new common stock for every 77.28 shares of old common stock. WREI Inc. received 2,874,791 shares of new common stock, representing a 14.4% ownership interest in the Company.

    As part of the Plan, the servicing of the Company's assets currently is conducted by Wilshire Credit Corporation ("WCC" (formerly WCC Inc.)), a newly formed, majority-owned subsidiary of the Company. Prior to the reorganization, the Company's assets were serviced by the company formerly named Wilshire Credit Corporation (now known as Capital Wilshire Holdings Inc. ("CWH")), a company previously owned by Andrew A. Wiederhorn and Lawrence A. Mendelsohn. As part of the Plan, the Company entered into concurrent negotiations with the owners of CWH and the principal creditor of CWH, Capital Consultants Inc. ("CCI"), to incorporate the servicing operations of CWH into WFSG. CWH was in default on a loan from its principal creditor, CCI. A portion of that loan had been guaranteed by the Company. CCI took control of CWH and in exchange for releases from such debt, CWH contributed its assets to WCC and, in exchange for such assets and CCI's release of the Company's loan guaranty to CCI, WFSG transferred 49.99% of the equity of WCC to CWH. As a result, the Company currently owns 100% of the Class A voting common stock (representing 50.01% of the economic value) of WCC, and CWH owns 100% of the Class B non-voting common stock and the remaining 49.99% economic interest of WCC. Class B non-voting common stock is convertible into voting common stock on a share-for-share basis and, under certain circumstances, convertible into WFSG common stock. Class B non-voting common stock also has a liquidation preference of approximately $19.3 million.

    In January 1999, WREI agreed to provide the Company debtor-in-possession financing of up to $10.0 million (the "DIP Facility") as part of a compromise and settlement of a $17.0 million obligation payable from the Company to WREI. The DIP Facility bears interest at 12% and is secured by the stock of First Bank. WREI funded $5.0 million of the DIP Facility on March 3, 1999, but did not provide the remaining balance. Accordingly, 50%, or approximately $8.5 million, of the Company's obligation payable to WREI was converted into 6% pay-in-kind ("PIK") Notes due 2006, and the remaining $8.5 million of the Company's obligation was treated PARI PASSU with WFSG's noteholders and converted to newly issued common stock of WFSG on the effective date of the Plan. Following the completion of WFSG's reorganization, the DIP Facility became an ordinary secured lending facility with no special priority accorded by bankruptcy law.

TERMINATION OF CHIEF EXECUTIVE OFFICER AND PRESIDENT

    On August 19, 1999, the Board of Directors of the Company notified each of Messrs. Wiederhorn and Mendelsohn of the Company's intention to terminate his employment for "cause" pursuant to his employment agreement with the Company. The Company suspended each of Messrs. Wiederhorn and Mendelsohn that same day. On September 2, 1999, the Company terminated the employment of each of them for cause. Messrs. Wiederhorn and Mendelsohn have brought suit against the Company, alleging wrongful termination. See "Item 3--Legal Proceedings."

PARTIAL SETTLEMENT WITH WREI

    On December 13, 1999, the Company entered into an agreement with WREI. The principal terms of the agreement include, but are not limited to, the following:
WFSG surrendered to WREI all of its interest in WREI's common stock, including 992,587 shares of WREI common stock, and rights to previously declared dividends on such shares, and options to purchase an additional 1,112,500 shares; WFSG released WREI from the management fee otherwise payable by WREI under the Management Agreement between WFSG and WREI for the quarterly period ended September 30, 1999; WREI cancelled WFSG's obligations under the 6% pay-in-kind
(PIK) notes previously issued by WFSG to WREI; and WFSG issued to WREI an unsecured promissory note in the amount of $275,000, bearing interest at 9%. Various other matters remain the subject of litigation between WFSG and WREI, and are discussed further in "Item 3--Legal Proceedings."

BUSINESS STRATEGY

    As more fully described below (see Results of Operations--Seven Months Ended December 31, 1999), the Company changed its business strategy significantly in September 1999. The Company believes that its success depends on its ability to
(i) properly evaluate and manage credit risk; (ii) efficiently service pools of loans, including pools of loans requiring special competence in loss mitigation and client-customized investor reporting; (iii) fund acquisitions on a cost effective basis; and (iv) manage interest rate risk and liquidity. The Company's objective is to expand in markets where it can capitalize on its core strengths in these areas through a strategy consisting of the following key elements:

    - Expansion of loan servicing, loss mitigation and special investor reporting operations.

    - Growth of loan pool acquisitions in the U.S for the Company's own account and through co-investment with institutional investors.

    - Growth of the Company's banking operations, including its commercial lending, mortgage origination and merchant bankcard processing operations.

ACQUISITIONS OF POOLS OF LOANS

    We primarily acquire pools of performing and sub-performing residential, multi-family and commercial mortgage loans, and, to a lesser degree, mortgage-backed securities and loan servicing rights. We also originate multi-family and nonresidential mortgage loans at First Bank and broker nonresidential loans to various third party contractors at First Bank's commercial mortgage brokerage subsidiary, George Elkins Mortgage Banking ("GEMB"). At December 31, 1999, we had total assets of approximately
$654.5 million, including approximately $483.2 million of loans, approximately $59.7 million of mortgage-backed and U.S. government securities, and approximately $11.6 million of real estate owned, net.

    We acquire pools of loans that, at the time of acquisition, consist primarily of either (a) performing sub-prime and sub-performing loans that are available for purchase at prices that more closely approximate their unpaid principal balances ("Non-Discounted Loans") or (b) non-performing loans that, because of their delinquent status, are available for purchase at prices that reflect a significant discount from their unpaid principal balances ("Discounted Loans"). At December 31, 1999, we held approximately $460.7 million of Non-Discounted Loans and approximately $22.5 million of Discounted Loans.

    The following table sets forth the composition of our portfolio of Non-Discounted Loans and Discounted Loans by type of loan at the dates indicated.

        COMPOSITION OF THE NON-DISCOUNTED LOANS AND DISCOUNTED LOANS (1)

                                                                    DECEMBER 31,
                                                      -----------------------------------------
                                                        1999       1998       1997       1996
                                                      --------   --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
NON-DISCOUNTED LOANS:
  Single-family residential.........................  $184,692   $458,452   $306,601   $ 74,895
  Multi-family residential..........................    98,538     67,079     68,301     69,044
  Commercial real estate............................   175,489    155,298     95,133     63,374
  Consumer and other................................    26,568     86,341     49,443     22,817
                                                      --------   --------   --------   --------
Non-Discounted Loan portfolio.......................   485,287    767,170    519,478    230,130
Premium (unaccreted discount) and deferred fees.....     3,228      7,850    (23,830)    (6,232)
Valuation allowance(2)(5)...........................   (27,859)   (34,787)   (31,046)   (31,936)
                                                      --------   --------   --------   --------
  Total Non-Discounted Loans, net (6)...............  $460,656   $740,233   $464,602   $191,962
                                                      ========   ========   ========   ========

DISCOUNTED LOANS:
  Single-family residential.........................  $ 29,597   $ 93,133   $507,206   $276,759
  Multi-family residential..........................     4,261      2,188     16,300        317
  Commercial real estate............................    14,816     21,901     79,370      4,919
  Consumer and other(3).............................   214,401    227,844    238,152      1,342
                                                      --------   --------   --------   --------
Discounted Loan portfolio...........................   263,075    345,066    841,028    283,337
Unaccreted discount and deferred fees(3)............    (3,918)    (8,596)  (290,444)   (58,088)
Valuation allowance(2)(5)...........................  (236,639)  (284,481)   (87,229)    (5,619)
                                                      --------   --------   --------   --------
  Total Discounted Loans, net (4)...................  $ 22,518   $ 51,989   $463,355   $219,630
                                                      ========   ========   ========   ========

------------------------

(1) Non-Discounted Loans and Discounted Loans include both loans held for sale as well as loans intended to be held to maturity.

(2) For discussion of the valuation allowance allocation for purchase discount, see "Asset Quality--Allowances for Loan Losses."

(3) In the first quarter of 1997, we acquired approximately $174.2 million of consumer loans for less than 1.1% of their face amount. Accordingly, the amounts shown for "Consumer and other" and "Unaccreted discount and deferred fees" increased substantially.

(4) The substantial decline in Discounted Loans reflects substantial asset sales to meet collateral calls by lenders in the third and fourth quarter of 1998.

(5) Included in the valuation allowance at December 31, 1998 is $30.4 million classified as market valuation losses and impairments in the audited financial statements. The balance represents other than temporary impairment recognized to reduce the carrying value of certain Discounted and Non-Discounted Loans at December 31, 1998.

(6) The substantial decline in Non-Discounted Loans in 1999 reflects sales of loans to increase liquidity and reduce outstanding debt.

    The real properties which secure our Non-Discounted Loans are located throughout the United States. At December 31, 1999, the five states with the greatest concentration of properties securing our Non-Discounted Loans were California, Florida, Texas, Washington and New York, which had $275.2 million, $51.0 million, $48.9 million, $40.5 million and $29.7 million principal amount of loans, respectively. The real properties which secure our Discounted Loans are located throughout the United States. At December 31, 1999, the five states with the greatest concentration of properties securing our Discounted

Loans were New York, New Jersey, California, Connecticut, and Massachusetts, which had $3.8 million, $2.5 million, $1.8 million, $1.7 million and $1.0 million principal amount of loans, respectively.

    The following table sets forth certain information at December 31, 1999 regarding the dollar amount for Non-Discounted Loans based on their contractual terms to maturity and includes scheduled payments but not potential prepayments, as well as the dollar amount of those loans which have fixed or adjustable interest rates. No information is shown with respect to Discounted Loans because those loans, by definition, are in default and unlikely to mature in accordance with their stated amortization schedules. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances have not been adjusted for unamoritized discounts or premiums, deferred loan fees and the allowance for loan losses.

                        MATURITY OF NON-DISCOUNTED LOANS

                                                                      MATURING IN
                                                  ---------------------------------------------------
                                                              AFTER ONE      AFTER FIVE
                                                  ONE YEAR   YEAR THROUGH   YEARS THROUGH   AFTER TEN
                                                  OR LESS     FIVE YEARS      TEN YEARS       YEARS
                                                  --------   ------------   -------------   ---------
                                                                (DOLLARS IN THOUSANDS)
Single-family residential.......................   $  258       $1,718         $ 3,953      $178,763
Multi-family residential........................    1,434        6,574          43,612        46,918
Commercial and other mortgage loans.............   24,180       40,310          77,186        33,813
Consumer and other loans........................    6,987        3,234           4,318        12,029
Interest rate terms on amounts due after one
  year:
  Fixed.........................................       --       30,866         106,529       203,230
  Adjustable....................................       --       20,970          22,540        68,293

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

    INTERNATIONAL ASSETS AND OPERATIONS

    Beginning in 1996, we engaged in loan acquisition activities in the United Kingdom and France. We established offices in London, Paris and Dublin, and established loan servicing operations in the United Kingdom and France. In 1999, management decided to discontinue our European loan acquisition and servicing operations. As discussed further in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, we are currently in the process of winding down such operations and are in negotiations to sell our European assets and operations to outside parties. We expect substantially to complete the wind-down during the second quarter of 2000.

    ACQUISITION OF SECURITIES

    Prior to 1999, we acquired mortgage-backed securities, consisting primarily of subordinate interests in private-label securities backed by loans that were originated by and are being serviced by unaffiliated third parties. We also retained or, in certain cases, acquired in the secondary market subordinate and other classes of mortgage-backed securities backed by loans that were previously held in the portfolio of the Company or one of our affiliates and for which the Company is continuing to act as servicer. During 1999, we sold all subordinate mortgage-backed securities originated or serviced by unaffiliated third parties and currently intend to purchase or hold only such securities where we act as servicer.

    First Bank has acquired government agency securities (or quasi-government agency securities) to earn net interest spread. The following table sets forth our holdings of mortgage-backed and other securities at the dates indicated:

                MORTGAGE-BACKED SECURITIES AND OTHER SECURITIES

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999     1998(1)      1997
                                                 --------   --------   --------
                                                     (DOLLARS IN THOUSANDS)
Available for sale:
  Mortgage-backed securities...................  $10,362    $ 66,829   $223,185
  Agency mortgage-backed securities............   33,221      47,634     75,779
Trading account securities:
  Mortgage-backed securities...................       --          --     38,969
Held to maturity:
  U.S. Government and other securities.........    5,979       5,962      5,946
  Mortgage-backed securities...................   10,166      13,580     18,468
                                                 -------    --------   --------
    Total......................................   16,145      19,542     24,414
                                                 -------    --------   --------
    Total investment securities................  $59,728    $134,005   $362,347
                                                 =======    ========   ========

------------------------

(1) The substantial decline in the value of subordinate mortgage-backed securities in the third and fourth quarters of 1998 forced the Company to sell significant amounts of subordinate mortgage-backed securities in order to meet collateral calls by lenders.

SERVICING

    U.S. SERVICING. Beginning in June 1999, the servicing of the Company's assets is conducted by Wilshire Credit Corporation ("WCC" (formerly WCC Inc.)), a newly formed, majority-owned subsidiary of the Company. Prior to the reorganization, the Company's assets were serviced by Wilshire Credit Corporation (now known as Capital Wilshire Holdings Inc. ("CWH")), a company previously owned by Andrew A. Wiederhorn and Lawrence A. Mendelsohn, formerly the Company's principal stockholders.

    WCC provides loan portfolio management services, including billing, portfolio administration and collection services for pools of loans. WCC has developed specialized procedures and proprietary software designed to effectively service performing, non-performing and sub-performing loans and foreclosed real estate. As part of its loan pool acquisition or servicing analysis, WCC designs a servicing plan for each underlying loan and property in a pool that is intended to maximize cash flow from that loan or property. Discounted Loans are generally resolved within one to two years through foreclosure, compromise, a discounted payoff or reinstatement. Non-Discounted Loans are actively serviced to facilitate timely and accurate payments over their remaining lives.

    The following table sets forth the composition of our portfolio of loans serviced by type of loan at the dates indicated.

                         COMPOSITION OF LOANS SERVICED

                                                       DECEMBER 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
                                                  (DOLLARS IN THOUSANDS)
Single-family residential................  $1,516,536   $2,273,862   $1,993,762
Multi-family residential.................     104,307       83,731       79,295
Commercial real estate...................     221,605      166,638      172,109
Consumer and other.......................     271,515      361,609      371,121
                                           ----------   ----------   ----------
  Total..................................  $2,113,963   $2,885,840   $2,616,287
                                           ==========   ==========   ==========

    EUROPEAN SERVICING. In 1996, we established loan servicing operations in the United Kingdom and France to service loans for ourselves and third parties. As stated above, the Company is in the process of winding down and selling its European operations.

MORTGAGE LOAN ORIGINATIONS

    We previously operated a mortgage loan origination program through correspondents for the origination of residential mortgage loans and the origination of commercial mortgage loans. In the fourth quarter of 1998, due to difficult market conditions the Company ceased origination activity through its residential mortgage origination channel.

    In October 1998, First Bank purchased George Elkins Mortgage Banking Company, LP, a four branch commercial mortgage loan broker headquartered in Southern California, for $3.7 million in cash and an additional $1.5 million, which is contingent on certain operating performances through the Year 2000. For the year ended December 31, 1999, George Elkins Mortgage Banking Company, LP, brokered approximately $467.5 million of commercial mortgage loans and accounted for approximately $9.5 million of commercial mortgage loan originations for First Bank.

MERCHANT BANKCARD PROCESSING OPERATIONS

    The Bank is continuing to develop its merchant bankcard processing operations, which generate revenues through merchant discounts and processing fees for Visa-Registered Trademark- and MasterCard-Registered Trademark-transactions. The Bank has refocused its Bankcard business lines away from high-risk merchants toward more traditional merchants while positioning itself to take advantage of the ever-increasing demand for credit card processing in the rapidly growing e-commerce market. This shift is anticipated to increase the current percentage of retail merchant business from 22% in December 1999 to 26% in December 2000 while also raising the percentage of internet merchant business from 30% in December 1999 to 43% in December 2000. A significant portion of this business involves processing Visa-Registered Trademark- and MasterCard-Registered Trademark- transactions for e-commerce business on the internet.

    The financial results of the Bank's merchant bankcard processing operations for the years ended December 31, 1999, 1998 and 1997 have been as follows:

                                                             DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
Bankcard revenues.................................  $17,059    $13,801     $6,289
Bankcard processing expense.......................  (12,918)    (8,893)    (4,294)
                                                    -------    -------     ------
Income before other expenses......................    4,141      4,908      1,995
Other expenses....................................   (3,104)    (2,521)    (1,784)
                                                    -------    -------     ------
Net...............................................  $ 1,037    $ 2,387     $  211
                                                    =======    =======     ======

    In addition to focusing on continued internal growth, the Bank is evaluating strategic alternatives for the bankcard operations which may include developing a debit card processing program and acquisitions of similar or complimentary businesses.

FUNDING SOURCES

    GENERAL. In order to maximize the return on our investment in acquired loans, we fund acquisitions with third party debt financing so that our invested capital is a small percentage of the purchase price for the asset acquired. The four principal sources for such funding are (1) deposits at First Bank,
(2) Federal Home Loan Bank ("FHLB") of San Francisco advances, (3) repurchase agreements and other short-term borrowings with major investment and commercial banks, and (4) the securitization of loans. We closely monitor rates and terms of competing sources of funds on a regular basis and generally utilize the source which is the most cost effective. Due to the recent market volatility, some of these funding sources may not be fully available as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    First Bank's funding strategy has been to fund growth through a mixture of FHLB advances, repurchase borrowings and deposit growth. First Bank generally accumulated deposits by participating in deposit rate surveys which list First Bank among the higher rate paying insured institutions, and periodically advertising in various local market newspapers and other media. However, because First Bank competes for deposits primarily on the basis of rates, First Bank could experience difficulties in attracting deposits if it could not continue to offer deposit rates at levels above those of other banks and savings institutions.

    The following table sets forth information relating to our borrowings and other interest-bearing obligations at the dates indicated.

                  BORROWINGS AND INTEREST-BEARING OBLIGATIONS

                                                        DECEMBER 31,
                                             ----------------------------------
                                               1999        1998         1997
                                             --------   ----------   ----------
                                                   (DOLLARS IN THOUSANDS)
Deposits...................................  $419,285   $  510,430   $  362,598
FHLB Advances..............................    80,000           --           --
Repurchase Agreements and other short-term
  borrowings...............................    31,927      420,816      966,500
Notes Payable (1)..........................        --      184,245      184,245
                                             --------   ----------   ----------
    Total..................................  $531,212   $1,115,491   $1,513,343
                                             ========   ==========   ==========

------------------------

(1) The Company's unsecured notes were cancelled and converted into equity as part of the Company's restructuring. See "Business--Restructuring of the Company."

    DEPOSITS. The following table sets forth information relating to First Bank's deposits at the dates indicated.

                                                                       DECEMBER 31,
                                              ---------------------------------------------------------------
                                                     1999                  1998                  1997
                                              -------------------   -------------------   -------------------
                                                           AVG.                  AVG.                  AVG.
                                               AMOUNT      RATE      AMOUNT      RATE      AMOUNT      RATE
                                              --------   --------   --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Non-interest bearing checking accounts......  $ 11,321     0.00%    $ 10,934     0.00%    $  5,959     0.00%
NOW and money market checking accounts......     4,383     4.46        2,060     2.45        1,563     1.47
Savings accounts............................       399     2.01          293     2.00          329     2.02
Certificates of deposit.....................   403,182     5.49      497,143     5.70      354,747     6.02
                                              --------     ----     --------     ----     --------     ----
    Total deposits..........................  $419,285     5.33%    $510,430     5.56%    $362,598     5.83%
                                              ========     ====     ========     ====     ========     ====

    The primary source of deposits for First Bank currently is "wholesale" certificates of deposit. To a lesser extent First Bank obtains brokered certificates of deposit from national investment banking firms which, pursuant to agreements with First Bank, solicit funds from their customers for deposit with First Bank. At December 31, 1999, $124.1 million or 30.8% of First Bank's certificates of deposit were brokered and $279.1 million or 69.2% were wholesale deposits. Wholesale deposits generally are obtained on more economically attractive terms to First Bank than brokered deposits.

    The following table sets forth, by various interest rate categories, First Bank's certificates of deposit at December 31, 1999.

                   INTEREST RATES FOR CERTIFICATES OF DEPOSIT

                                                             DECEMBER 31, 1999
                                                           ----------------------
                                                           (DOLLARS IN THOUSANDS)
3.50% or less............................................         $    151
3.51-4.50%...............................................              286
4.51-5.50%...............................................          134,852
5.51-6.50%...............................................          267,893
                                                                  --------
    Total................................................         $403,182
                                                                  ========

    The following table sets forth the amount and maturities of First Bank's certificates of deposit at December 31, 1999.

                     MATURITIES OF CERTIFICATES OF DEPOSIT

                                                                   ORIGINAL MATURITY IN MONTHS
                                                              -------------------------------------
                                                              12 OR LESS   OVER 12 TO 36   OVER 36
                                                              ----------   -------------   --------
                                                                     (DOLLARS IN THOUSANDS)
Balances Maturing in 3 Months or Less.......................    $16,516      $ 44,974       $   99
  Weighted Average Rate.....................................       5.61%         5.57%        6.31%
Balances Maturing in over 3 Months to 12 Months.............    $40,122      $256,806       $  332
  Weighted Average Rate.....................................       6.21%         5.87%        6.34%
Balances Maturing in over 12 Months to 36 Months............         --      $ 35,650       $7,930
  Weighted Average Rate.....................................         --          5.88%        5.88%
Balances Maturing in over 36 Months.........................         --            --       $  753
  Weighted Average Rate.....................................         --            --         5.97%

    At December 31, 1999, First Bank had outstanding an aggregate of approximately $157.1 million of certificates of deposit in face amounts equal to or greater than $100,000 maturing as follows: approximately $21.6 million within three months; approximately $62.6 million over three months through six months; approximately $57.5 million over six months through 12 months; and approximately $15.4 million thereafter.

    FHLB ADVANCES. First Bank obtains advances from the FHLB of San Francisco upon the security of certain of its assets, provided certain standards related to the creditworthiness of First Bank have been met. FHLB advances are available to member financial institutions such as First Bank for investment and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs (each of which has its own interest rate, which may be fixed or adjustable). During 1999, the Federal Home Loan Bank of San Francisco agreed to provide a credit facility to First Bank equal to 20% of total assets measured at each quarter-end and for terms up to 10 years.

    The following table sets forth First Bank's FHLB Advances at and for the years ended December 31, 1999, 1998, and 1997:

                                                                 AT OR FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
FHLB advances:
  Average amount outstanding during the period..............  $33,115    $    --     $ 479
  Maximum month-end balance outstanding during the period...   87,500         --     8,000
  Weighted average rate:
    During the period.......................................     5.84%        --      5.67%
    At end of period........................................     6.33%        --        --

    No short-term FHLB Advances were outstanding at December 31, 1999, 1998, or 1997. As of December 31, 1999, First Bank had $13.0 million of FHLB advances maturing within two years, $25.5 million maturing within three years, $15.0 million maturing within four years, and $26.5 million maturing within five years.

    REPURCHASE AGREEMENTS AND OTHER SHORT-TERM BORROWINGS. In the fourth quarter of 1999, we secured a committed repurchase financing facility with Credit Suisse First Boston to finance WFC's then-outstanding mortgage-backed securities and whole loan investments for a one-year period. We also have outstanding repurchase agreements, with other lenders, that mature monthly and roll into new 30-day repurchase agreements. Such lenders are not obligated to continue to roll the repurchase agreements. We had a secured warehouse financing facility of up to $150 million for the origination or purchase of residential first and second lien mortgage loans which matured on March 31, 1999 and for which the Company had no outstanding borrowings at December 31, 1999.

    First Bank is party to a $225 million Master Repurchase Agreement with Bear Stearns Mortgage Capital Corporation ("BSMCC"). This agreement enables First Bank to purchase pools of loans with immediate financing from BSMCC which can then be repaid as other funding sources are utilized. First Bank also obtains funding from repurchase borrowings on mortgage backed securities with major investment brokerage houses.

    The following table sets forth certain information related to our short-term borrowings having average balances during the period of greater than 30% of stockholders' equity at the end of the period. During each reported period, repurchase agreements are the only categories for borrowings meeting this criteria. Averages are determined by utilizing month-end balances.

                                                              AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1999          1998          1997
                                                              ----------   ------------   ----------
                                                                      (DOLLARS IN THOUSANDS)
Repurchase Agreements and Other Short-Term Borrowings:
  Average amount outstanding during the period..............   $161,209     $  972,376     $586,370
  Maximum month-end balance outstanding during the period...    420,816      1,248,797      966,500
  Weighted average rate:
    During the period.......................................       7.07%          7.65%        7.45%
    At end of period........................................       8.08%          6.78%        7.32%

    SECURITIZATIONS. At December 31, 1998, the Company and its affiliates had securitized $1.5 billion of assets through 10 publicly offered and three privately placed securitizations, including non-performing and sub-performing mortgage loans, manufactured housing loans, consumer loans, non-conforming mortgage loans and foreclosed real estate. Securitizations have allowed the Company to increase our loan acquisition and origination volume, reduce the risks associated with interest rate fluctuations and provide access to longer term funding sources. However, we believe our opportunities to securitize assets may be limited for the foreseeable future.

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

    FORECLOSED REAL ESTATE. We carry our holdings of foreclosed real estate at the lower of (1) cost or (2) fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Declines in values of foreclosed real estate subsequent to acquisition are charged to income and recognized as a valuation allowance. Subsequent increases in the valuation of real estate owned are reflected as a reduction in the valuation allowance, but not below zero, and credited to income. The following table sets forth the aggregate carrying value of the Company's holdings of foreclosed real estate (by source of acquisition) at the dates indicated.

                      FORECLOSED REAL ESTATE BY LOAN TYPE

                                                           DECEMBER 31,
                                                  ------------------------------
                                                    1999       1998       1997
                                                  --------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
Discounted Loans(1):
  Single-family residential.....................  $   213    $26,834    $111,316
  Multi-family residential......................      523      2,859       2,270
  Commercial and other mortgage loans...........       --      4,812      10,248
                                                  -------    -------    --------
    Total.......................................      736     34,505     123,834

Non-Discounted Loans:
  Single-family residential.....................    2,954      1,990       6,110
  Multi-family residential......................      199         22       3,082
  Commercial and other mortgage loans...........    2,916      2,666         950
                                                  -------    -------    --------
    Total.......................................    6,069      4,678      10,142

Foreclosed real estate purchased directly:
  Single-family residential.....................    4,724     22,689      40,706
  Commercial and other mortgage loans...........    2,077      2,011          --
  Valuation allowance for losses................   (2,035)    (1,715)     (5,070)
                                                  -------    -------    --------
    Foreclosed real estate owned, net...........  $11,571    $62,168    $169,612
                                                  =======    =======    ========

------------------------

(1) The decreases in foreclosed real estate in 1998 and 1999 are due to sale of the properties to third parties.

    ALLOWANCE FOR LOAN LOSSES. We maintain an allowance for loan losses at a level believed adequate by management to absorb estimated incurred losses in the loan portfolios. The allowance is increased by provisions for loan losses charged against operations, recoveries of previously charged off loans, and allocations of discounts on purchased loans, and is decreased by loan charge-offs. Loans are charged off when they are deemed to be uncollectable, or in the case of automobile and other consumer loans, when payments are delinquent by more than 120 days.

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

    In addition, the OTS, as part of its examination process, periodically reviews First Bank's allowances for losses and the carrying values of its assets. There can be no assurance that the OTS will not require additional reserves following future examinations.

    The following table sets forth information with respect to the Company's allowance for loan losses by category of loan.

                   ALLOWANCE FOR LOAN LOSSES BY LOAN CATEGORY

                                                                             DECEMBER 31,
                                     --------------------------------------------------------------------------------------------
                                       1999     % OF TOTAL     1998     % OF TOTAL     1997     % OF TOTAL     1996     %OF TOTAL
                                     --------   ----------   --------   ----------   --------   ----------   --------   ---------
                                                                        (DOLLARS IN THOUSANDS)
Loan category:
  Real estate......................  $ 19,448       7.4%     $ 16,334       5.7%     $ 27,534      23.3%     $24,051       64.0%
  Non-real estate..................     8,411       3.2        10,508       3.6         3,512       3.0        7,885       21.0
  Discounted loans.................   236,639      89.5       262,026      90.7        87,229      73.7        5,619       15.0
                                     --------     -----      --------     -----      --------     -----      -------      -----
  Total allowance for loan
    losses.........................  $264,498     100.0%     $288,868     100.0%     $118,275     100.0%     $37,555      100.0%
                                     ========     =====      ========     =====      ========     =====      =======      =====

    The following table sets forth the activity in the allowance for loan losses during the periods indicated.

                   ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

                                                YEAR ENDED DECEMBER 31
                                       -----------------------------------------
                                         1999       1998       1997       1996
                                       --------   --------   --------   --------
                                                (DOLLARS IN THOUSANDS)
Balance, beginning of period.........  $288,868   $118,275   $ 37,555   $25,651
Allocation of purchased loan
  discount:
  at acquisition.....................     4,878    372,136    174,920    10,752
  at disposition.....................   (27,989)  (210,224)   (70,222)       --
Addition due to discontinuation of
  European Operations................     1,739         --         --        --
Net reduction pursuant to fresh-start
  reporting..........................      (626)        --         --        --
Charge-offs..........................    (2,468)    (8,924)   (27,175)  (17,219)
Recoveries...........................       458      2,818      1,206     1,822
Provision for loan losses............     3,722     13,338      1,991    16,549
Currency translation adjustment......    (4,084)     1,449         --        --
                                       --------   --------   --------   -------
                                       $264,498   $288,868   $118,275   $37,555
                                       ========   ========   ========   =======

    The table below sets forth the delinquency status of the Company's Non-Discounted Loans at the dates indicated.

                DELINQUENCY EXPERIENCE FOR NON-DISCOUNTED LOANS

                                                                            DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                            1999                    1998                    1997                    1996
                                    ---------------------   ---------------------   ---------------------   ---------------------
                                               PERCENT OF              PERCENT OF              PERCENT OF              PERCENT OF
                                    BALANCE    PORTFOLIO    BALANCE    PORTFOLIO    BALANCE    PORTFOLIO    BALANCE    PORTFOLIO
                                    --------   ----------   --------   ----------   --------   ----------   --------   ----------
                                                                       (DOLLARS IN THOUSANDS)
Period of Delinquency:
  31-60 days......................  $ 3,583        0.7%     $ 6,253        0.8%     $ 56,751      10.9%     $ 7,613        3.3%
  61-90 days......................    1,224        0.3        1,091        0.1        36,294       7.0        7,204        3.1
  91 days or more(1)(2)...........   14,294        2.9       25,098        3.3        66,643      12.8       54,524       23.7
                                    -------       ----      -------       ----      --------      ----      -------       ----
    Total loans delinquent........  $19,101        3.9%     $32,442        4.2%     $159,688      30.7%     $69,341       30.1%
                                    =======       ====      =======       ====      ========      ====      =======       ====

------------------------------

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

ITEM 2.  PROPERTIES

    The Company's corporate headquarters and loan servicing operations are located in Portland, Oregon, where the Company leases approximately 43,000 square feet of office space from Watumull Properties Corp. pursuant to lease agreements expiring December 31, 2001 and September 29, 2002. The Company also leases office space in London, England, Dublin, Ireland and Paris, France (although, as discussed earlier, the Company expects to substantially complete the wind-down of its European operations by the second quarter of 2000). First Bank leases its branch office in Beverly Hills, California, office space for its wholesale lending unit in Woodland Hills, California, and office space for its merchant bankcard operations in Calabasas, California pursuant to leases expiring February 29, 2000, February 1, 2004, and August 31, 2004, respectively. In addition, GEMB has commercial brokerage offices in San Diego, Santa Barbara and Newport Beach and its administrative office in Los Angeles, California.

    The Company believes its facilities are suitable and adequate for its current business purposes and for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    The Company and its directors are currently defendants to a lawsuit brought on behalf of each of Andrew A. Wiederhorn, the Company's former Chief Executive Officer, and Lawrence A. Mendelsohn, the Company's former President. On
August 19, 1999, the Board of Directors of the Company notified each of Messrs. Wiederhorn and Mendelsohn of the Company's intention to terminate his employment for "cause" pursuant to his employment agreement with the Company. The Company suspended the employment of each of Messrs. Wiederhorn and Mendelsohn that same day. On September 2, 1999, the Company terminated the employment of each of them for cause. Mr. Wiederhorn and Mr. Mendelsohn have brought suit alleging, inter alia, that they were wrongfully terminated and defamed by the Company's and the directors' actions. The Company has filed its response denying the allegations and has filed counterclaims against Messrs. Wiederhorn and Mendelsohn.

    The Company is also currently a party to a lawsuit with WREI. In August 1999, WREI filed suit against the Company alleging that the aforementioned suspensions of Mr. Wiederhorn and

Mr. Mendelsohn caused a facilities sharing agreement between the Company and WREI to come into effect, thereby suspending WREI's obligations under a management agreement between WREI and Wilshire Realty Services Corporation ("WRSC"), a subsidiary of the Company (Messrs. Wiederhorn and Mendelsohn were simultaneously serving as the senior executive officers of WREI). WREI's motion for preliminary injunctive relief to prevent the Company from ousting
Messrs. Wiederhorn and Mendelsohn from the Company's headquarters facilities and for other relief was denied in a written ruling. WREI thereafter amended its complaint to assert that, as a result of the termination of Messrs. Wiederhorn and Mendelsohn, (i) the Company had breached the management agreement with WREI (which permitted WREI to terminate that agreement) and (ii) the facilities sharing agreement between the Company and WREI had been triggered, requiring WREI to pay the Company only for the cost of the management provided by the Company's employees (and no further fees would be payable under the management agreement). The Company has counterclaimed, alleging that (i) WREI has failed to pay management fees owed to the Company under the management agreement,
(ii) WREI is not entitled to terminate the management agreement until April 6, 2000 (because WRSC had not breached the agreement) and any purported termination of that agreement by WREI entitles the Company to a termination fee in excess of $3 million, and (iii) the facilities sharing agreement is inapplicable and/or invalid.

    The Company will continue to vigorously contest the claims made by Messrs. Wiederhorn and Mendelsohn and WREI and assert its counterclaims against the same. Management, after consulting legal counsel, believes that the Company will likely substantially prevail on its claims and its defenses.

    As described above in Item 1, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On April 12, 1999, the Plan was approved by the bankruptcy court. On June 10, 1999, the Plan became effective, the Company emerged from bankruptcy and a new Board of Directors was seated.

    The Company is involved in various other legal proceedings occurring in the ordinary course of business which management of the Company believes will not have a material adverse effect on the financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 2, 1999, at the annual stockholders' meeting, the Company's shareholders elected the following seven (7) persons to the Board of Directors of the Company: Larry B. Faigin, Elizabeth F. Aaroe, Robert M. Deutschman, Peter
S. Fishman, Stephen P. Glennon, Daniel A. Markee, and, subject to obtaining approval from the Office of Thrift Supervision ("OTS"), Edmund M. Kaufman.

    The shareholders also voted 11,309,599 to 3,737,225, with 10,608 abstentions, to approve the Company's 1999 Equity Participation Plan.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    Beginning July 7, 1999, the Company's new Common Stock, par value $.01 per share (the "Common Stock") was trading over-the-counter under the symbol "WFSG." Prior to July 7, 1999, there was no market for the Company's new Common Stock. The approximate number of record holders of the Company's Common Stock at March 6, 2000 was 1,412.

    The following table sets forth the range of high and low sales for common stock for the periods indicated:

PERIOD                                                          HIGH       LOW
------                                                        --------   --------
Year ended December 31, 1999:
  Third Quarter.............................................   $3.50      $1.20
  Fourth Quarter............................................   $1.81      $1.00

    The Company has not paid any cash dividends on its Common Stock. It is the current intention of the Company's Board of Directors to retain earnings to finance the growth of the Company's business rather than to pay dividends.

    The Company's old common stock, par value $.01 per share was quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "WFSG." On February 3, 1999 NASDAQ halted trading in the Company's common stock and subsequently delisted the Company's common stock due to the Company's filing the Plan of Reorganization.

    The following table sets forth the range of high and low sales for the old common stock for the periods indicated. However, the results for 1998 are not comparable with those for 1999 due to the cancellation of the old common stock and subsequent issuance of the new Common Stock.

PERIOD                                                          HIGH       LOW
------                                                        --------   --------
Year ended December 31, 1998:
  First Quarter.............................................   $27.00     $20.00
  Second Quarter............................................   $25.25     $19.81
  Third Quarter.............................................   $24.00     $ 6.25
  Fourth Quarter............................................   $ 6.00     $ 0.53

ITEM 6.  SELECTED FINANCIAL DATA AND OPERATING STATISTICS

    The following tables present selected financial information for the Company at the dates and for the periods indicated. The historical income statement and balance sheet data at and for the years ended December 31, 1999, 1998, 1997, and 1996 have been derived from the audited consolidated financial statements of the Company. The 1999 income statement and operating data includes the five-month period ended May 31, 1999 prior to reorganization ("Predecessor Company") and the seven-month period ended December 31, 1999 following reorganization ("Reorganized Company").

    WFSG was incorporated in 1996 to be the holding company for Wilshire Acquisitions Corporation ("WAC"). WFSG formed certain nonbank subsidiaries, including WFC, and completed an initial public offering of common stock and Notes in the fourth quarter of 1996. The consolidated financial statements for 1996 include the accounts of WAC and First Bank for periods prior to the formation of WFSG.

                                                                    YEAR ENDED DECEMBER 31
                                                      --------------------------------------------------
                                                         1999         1998          1997         1996
                                                      ----------   -----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Total interest income...............................   $ 65,737     $ 140,516     $110,057      $48,422
Total interest expense..............................     44,395       125,458       86,836       29,277
                                                       --------     ---------     --------      -------
  Net interest income...............................     21,342        15,058       23,221       19,145
Provision for loan losses(1)........................      3,722        13,338        1,991       16,549
                                                       --------     ---------     --------      -------
  Net interest income after provision for estimated
    loan losses.....................................     17,620         1,720       21,230        2,596
Other Income (loss):
  Market valuation losses and impairments...........    (10,837)     (113,711)          --           --
  Write-down of mortgage servicing rights...........         --       (13,704)          --           --
  Gain on sale of loans.............................      1,494        19,240       39,049       11,538
  Gain on sale of securities........................        423         4,024        3,742           --
  Trading account gain, net.........................         --         1,630        2,330        1,833
  Servicing revenue.................................      8,105         6,497        5,580           --
  Loan fees and charges.............................      6,192         4,210          825        1,747
  Real estate owned, net............................      3,814         5,508        6,309          556
  Bankcard income, net..............................      4,141         4,908        1,995        1,666
  Discontinuation of European operations............     (2,365)           --           --           --
  Other income (loss), net..........................      5,366       (12,755)       1,473          602
                                                       --------     ---------     --------      -------
      Total other income (loss).....................     16,333       (94,153)      61,303       17,942
                                                       --------     ---------     --------      -------
Other Expenses:
  Compensation and employee benefits................     29,298        36,787       14,404        4,464
  Loan service fees and expenses....................      9,365        39,277       28,126        5,176
  Professional services.............................      6,413         9,306        3,171          700
  Occupancy.........................................      2,682         2,461        1,125          339
  FDIC insurance premiums...........................        812           896        1,049        2,381
  Corporate travel and development..................      2,622         6,851        3,439          519
  Depreciation and amortization.....................      2,551         3,995          495          164
  Other general and administrative expenses.........      9,223        13,709        4,923        1,703
                                                       --------     ---------     --------      -------
      Total other expenses..........................     62,966       113,282       56,732       15,446
                                                       --------     ---------     --------      -------
(Loss) income before reorganization items, income
  tax provision (benefit) and extraordinary item....    (29,013)     (205,715)      25,801        5,092
Reorganization items................................    (52,034)           --           --           --
                                                       --------     ---------     --------      -------
(Loss) income before income tax provision (benefit)
  and extraordinary item............................    (81,047)     (205,715)      25,801        5,092
Income tax provision (benefit)......................      1,312        (4,056)      10,637          125
                                                       --------     ---------     --------      -------
(Loss) income before extraordinary item.............    (82,359)     (201,659)      15,164        4,967
Extraordinary item, net of tax......................    225,606            --           --           --
                                                       --------     ---------     --------      -------
Net income (loss)...................................   $143,247     $(201,659)    $ 15,164      $ 4,967
                                                       ========     =========     ========      =======
Basic (loss) income per share(2)....................        N/A     $  (18.93)    $   1.79      $  1.07

                                                                    DECEMBER 31,
                                                    --------------------------------------------
                                                      1999       1998         1997        1996
                                                    --------   ---------   ----------   --------
                                                               (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.........................  $ 54,168   $  23,468   $   66,115   $152,298
Portfolio Assets:(3)
  Discounted Loans, net...........................    22,518      51,989      463,355    219,630
  Non-Discounted Loans, net.......................   460,656     740,233      464,602    191,962
  Mortgage-backed and other securities............    59,728     134,005      362,347     84,964
  Foreclosed real estate, net.....................    11,571      62,168      169,612     78,200
                                                    --------   ---------   ----------   --------
      Total portfolio assets......................  $554,473   $ 988,395   $1,459,916   $574,756
Total assets......................................   654,518   1,084,253    1,629,027    753,849
Deposits..........................................   419,285     510,430      362,598    501,614
FHLB advances.....................................    80,000          --           --         --
Short-term debt...................................    31,927     420,816      966,500     97,624
Notes payable.....................................        --     184,245      184,245     75,000
Stockholders' equity (deficit) (4)................    78,333     (92,795)      99,122     61,022

                                                                       YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                               1999       1998          1997       1996
                                                             --------   --------      --------   --------
FINANCIAL RATIOS AND OTHER DATA:
Return on average assets(12)...............................     17.86%   (11.85)%       1.22%      0.95%
Return on average equity(13)...............................  1,172.46%  (273.93)%      19.48%     13.68%
Average interest yield on total loans(15)..................      5.97%    7.91%         9.68%      9.41%
Net interest spread(5)(6)..................................      0.38%    2.03%         3.07%      0.17%
Net interest margin(6)(7)..................................      2.07%    0.86%         2.03%      3.63%
Ratio of earnings to fixed charges(8):
  Including interest on deposits...........................      0.35        --         1.30       1.17
  Excluding interest on deposits...........................        --        --         1.42       2.19
Long-term debt to total capitalization(9)..................      0.52      2.01         0.65       0.55
Total financial liabilities to equity......................      7.36       N/A        15.43      11.35
Average equity to average assets(14).......................      1.52%    4.33%         6.25%      6.90%
Non-performing loans to loans at end of period(10)(11).....      2.95%    3.27%        12.83%     23.69%
Allowance for loan losses to total loans at end of
  period...................................................      5.74%    4.53%         5.98%     13.88%

                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                       1999        1998        1997        1996
                                                     --------   ----------   ---------   --------
                                                                (DOLLARS IN THOUSANDS)
OPERATING DATA:
Investments and originations:
  Discounted Loans and foreclosed real estate......  $    808   $  179,105   $ 584,014   $324,159
  Non-Discounted Loans(10).........................   167,045      907,328     673,234    254,517
  Mortgage originations............................    32,317      811,769      77,918      2,280
  Mortgage-backed and other securities.............       792      133,092     310,220     67,604
                                                     --------   ----------   ---------   --------
      Total........................................   200,962    2,031,294   1,645,386    648,560
Repayments.........................................  (163,666)    (327,785)   (196,646)   (66,160)
Loan sales and securitizations.....................  (354,634)  (1,535,501)   (486,109)  (301,411)
Net change in portfolio assets.....................  (433,922)    (471,521)    885,160    250,349

------------------------

(1) Approximately $4.8 million of the 1996 provision related to the loans inherited by the Company upon the acquisition of the Savings Banks.

(2) Earnings per share amounts are based on weighted average number of shares outstanding of WFSG during the applicable periods. For the period prior to the formation of WFSG, WAC shares outstanding were converted to their WFSG equivalent. For 1999, earnings per share for the full year is not applicable, as the company had a different issuance of common stock for the five-month period ended May 31, 1999 (prior to the reorganization) than for the seven-month period ended December 31, 1999 (subsequent to the reorganization). See Item 14(a)--Financial Statements for earnings per share amounts for the Predecessor Company for the five months ended May 31, 1999 and for the Reorganized Company for the seven months ended December 31, 1999.

(3) During 1998 the Company sold to WREI (i) $44.1 million of loans, (ii) MBS Investments for approximately $127.2 million, and (iii) International Investments in the United Kingdom for approximately $3.3 million.

(4) Effective January 1, 1996, $11.0 million of Common Stock was issued in exchange for subordinated debt. Prior to the Company's initial public offering, an additional $17.8 million of common stock was issued for cash. In December 1996, the Company completed its initial public offering, which resulted in $20.9 million of new capital. Effective July 31, 1997, the Company issued to the former Wilshire private companies (CWH) 27,500 shares of PIK Preferred Stock having an aggregate liquidation value of $27.5 million in exchange for the cancellation of certain accounts payable to these Wilshire private companies aggregating approximately $27.1 million and cash in the amount of approximately $400,000, resulting in an increase in stockholders' equity of approximately $27.5 million. During 1998, the Company sold 3,500,000 shares of common stock for net proceeds of approximately $61.8 million. A portion of the proceeds was used to redeem the 27,500 outstanding shares of preferred stock.

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

(7) Net interest margin represents net interest income divided by total average interest-earning assets. The increase in interest margin in 1999 was primarily due to the cancellation of the Company's $184.2 million, 13% Notes payable as part of its restructuring. As a result, the Company's interest expense on the Notes decreased by approximately $21.3 million during 1999, significantly increasing net interest income as a percentage of interest-earning assets.

(8) The ratios of earnings to fixed charges were computed by dividing
    (x) income from continuing operations before income taxes, extraordinary gains and cumulative effect of a change in accounting principle plus fixed charges by (y) fixed charges. Fixed charges represent total interest expense, including and excluding interest on deposits, as applicable, as well as the interest component of rental expense. During 1999 and 1998, earnings were inadequate to cover fixed charges by $14.5 million and $80.3 million, respectively.

(9) Total capitalization equals long-term debt plus equity.

(10) Non-performing loans include all non-discounted loans that have been placed on non-accrual status by the Company. Non-discounted loans are placed on non-accrual status when they became past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.

(11) Discounted loans are not included in non-performing loans.

(12) Excluding the extraordinary gain on extinguishment of debt and non-recurring costs incurred in connection with the reorganization, the Company's return on average assets for 1999 was (3.78)%.

(13) The results for 1999 reflect the Company's deficit balance in its equity for the first five months of 1999, which significantly reduced the average equity (denominator) for the year. For the seven-month period subsequent to the reorganization, the Company's annualized return on average equity was (27.85)%.

(14) Average equity to average assets decreased substantially in 1999, as the Company had a deficit balance in its equity for the first five months of 1999, significantly reducing the average equity (numerator) for the year. For the seven-month period subsequent to the reorganization, the Company's average equity to average assets was 11.58%.

(15) The decrease in yield for 1999 was due to the large proportion of Discounted Loans in the Company's portfolio. The average balance of Discounted Loans represents the gross unpaid principal balance before adjusting for allowances for loan losses, but interest on such loans is recognized only when cash is received. As a result, these loans have an adverse effect on the overall loan yield.

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

    Wilshire Financial Services Group Inc. is a diversified financial services company. We conduct business in the U.S. and Europe, specializing in loan portfolio acquisition and servicing. We offer wholesale banking through our subsidiary, First Bank of Beverly Hills, F.S.B. ("First Bank"). First Bank is a federally chartered savings institution regulated by the Office of Thrift Supervision ("OTS") with one branch, a merchant bankcard processing center, and a lending center in Southern California. Administrative headquarters of WFSG are located in Portland, Oregon.

OVERVIEW AND RESTRUCTURING OF WFSG

    In response to adverse market conditions in the second half of 1998 and the resulting effect on our operations, we focused our efforts during 1999 on stabilizing the assets remaining at our non-banking subsidiaries and restructuring WFSG through a voluntary prepackaged Chapter 11 bankruptcy filing. First Bank remained focused on the execution of its primary business plan as it was relatively unaffected by the severe market conditions which dramatically affected the Company's non-banking subsidiaries during the second half of 1998.

    In connection with the plan of reorganization (the "Plan"), we filed a voluntary petition for relief under Chapter 11 Bankruptcy Code in the Federal Bankruptcy Court in Wilmington, Delaware on March 3, 1999. On April 12, 1999, the Plan was approved by the bankruptcy court. On June 10, 1999, the Plan became effective, we emerged from bankruptcy and a new Board of Directors was seated. Upon the Plan becoming effective, we adopted fresh start reporting (as described in Note 2 to the consolidated financial statements), which had the effect of revaluing our assets and liabilities to fair value and eliminating the stockholders' deficit as of May 31, 1999.

    Wilshire Credit Corporation, now known as Capital Wilshire Holdings ("CWH"), a former affiliate of the Company, provided loan servicing to us prior to the reorganization. As part of the Plan, the loan servicing operations of CWH, and the assets and stock of a wholly-owned subsidiary of the Company, Wilshire Servicing Corporation, were transferred to WCC Inc. (renamed Wilshire Credit Corporation ("WCC")), a newly formed, majority-owned subsidiary. This transfer allows us to service our own assets and provide third-party servicing. We own 50.01% of WCC with the remaining 49.99% owned by an unaffiliated third party.

    In January 1999, the OTS issued a cease and desist order to WFSG, CWH and WAC that prohibits these entities from entering into a transaction, directly or indirectly, that would cause First Bank to violate or be in violation of transactions with affiliate regulations. The orders also require 30-day advance notification before adding, replacing, or terminating any member of First Bank's Board of Directors or senior executives.

    On June 3, 1999, the OTS issued a directive that indicates that it considers First Bank to be in "troubled condition." This directive places restrictions on First Bank's ability to engage in certain activities without first obtaining OTS approval, including, but not limited to: increasing asset size; making new loans, investments or capital expenditures; paying dividends or making other capital distributions; and hiring senior executive officers, directors or consultants. On September 2, 1999, the OTS completed a safety and soundness examination of First Bank. As a result of this examination, the OTS directive letter will remain in force until First Bank corrects items noted in the examination report, including developing and implementing an interest rate risk reduction plan; developing a more detailed business plan under various interest rate scenarios; and improving controls in the Bankcard division. First Bank is cooperating with the OTS to have the "troubled institution" designation lifted and is working with the OTS to satisfy certain of its concerns, including addressing First Bank's asset and liability management process and current interest rate sensitivity position.

    During the year ended December 31, 1999, and continuing to the present, we remain committed to reducing corporate overhead where deemed appropriate by management. During the latter part of 1999, as discussed more fully below, we took steps which will reduce corporate overhead in our non-bank U.S. operations in excess of $9 million annually. We have made reductions in overhead related to our operations in Europe, and are in the process of selling and winding down the remaining assets and operations there. In addition, the Company has sold and is pursuing the additional sale of certain non-bank loans, mortgage-backed securities and other assets, with a view to reducing or eliminating related debt. During the fourth quarter of 1999 we reduced short-term repurchase agreement borrowings by $41.2 million through sales of loans, mortgage-backed securities and other assets.

    On October 11, 1999, pursuant to an agreement between the Company and WREI, six employees of the Company terminated their employment and entered into the employment of WREI. Those employees included several of the most highly compensated officers of the Company to whom the Company has no other financial obligations and from whom the Company has received releases. In addition, WREI has assumed all obligations with respect to a Connecticut facility utilized by one of its employees.

    The Company intends to focus on business growth opportunities at First Bank and WCC and utilize the holding company to supplement or further such efforts, where possible, as more fully discussed above (see Item 1-Business--Business Strategy).

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

    The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resultant average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net interest margin. Information is based on monthly balances during the indicated periods. For 1999, the interest income and expense amounts represent the sum of those for the five months ended May 31, 1999 ("Predecessor Company") and for the seven months ended December 31, 1999 ("Reorganized Company").

            INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                      YEAR ENDED DECEMBER 31,
                             -------------------------------------------------------------------------
                                            1999                                  1998
                             ----------------------------------   ------------------------------------
                              AVERAGE                 AVERAGE      AVERAGE                   AVERAGE
                              BALANCE     INTEREST   YIELD/RATE    BALANCE      INTEREST    YIELD/RATE
                             ----------   --------   ----------   ----------   ----------   ----------
                                                      (DOLLARS IN THOUSANDS)
AVERAGE ASSETS:
Mortgage-backed
  securities...............  $   98,007   $10,794        11.01%   $  256,298   $   25,676      10.02%
Loan portfolio net of
  unaccreted discounts/
  unamortized premium(1)...     872,387    52,099         5.97     1,408,187      111,444       7.91
Investment securities and
  other....................      58,760     2,844         4.84        80,062        3,396       4.24
                             ----------   -------    ---------    ----------   ----------     ------
      Total
        interest-earning
        assets.............   1,029,154    65,737         6.39     1,744,547      140,516       8.05
Non-interest earning
  cash.....................       8,487        --           --           217           --         --
Allowance for loan
  losses...................    (279,645)       --           --      (291,060)          --         --
Other assets...............      54,271        --           --       247,599           --         --
                             ----------   -------    ---------    ----------   ----------     ------
      Total assets.........  $  812,267   $65,737                 $1,701,303   $  140,516
                             ==========   =======                 ==========   ==========
AVERAGE LIABILITIES AND
  STOCKHOLDERS' EQUITY:
Interest-bearing
  deposits.................     466,187   $25,913         5.56%   $  434,572   $   25,566       5.88%
FHLB advances..............      33,115     1,935         5.84            --           --        479
Short-term borrowings......     161,209    11,403         7.07       972,376       74,374       7.65
Other borrowings...........      77,840     5,144         6.61       184,245       25,518      13.85
                             ----------   -------    ---------    ----------   ----------     ------
      Total
        interest-bearing
        liabilities........     738,351    44,395         6.01     1,591,193      125,458       7.88
Non-interest bearing
  deposits.................      12,108        --           --         9,350           --         --
Other liabilities..........      49,590        --           --        27,144           --         --
                             ----------   -------    ---------    ----------   ----------     ------
      Total liabilities....     800,049    44,395    1,627,687       125,458    1,168,047     86,836
Stockholders' equity.......      12,218        --                     73,616           --
                             ----------   -------                 ----------   ----------
Total liabilities and
  stockholders' equity.....  $  812,267   $44,395                 $1,701,303   $  125,458
                             ==========   =======                 ==========   ==========
Net interest income........               $21,342                              $   15,058
Net interest
  spread(2)(3).............                               0.38%                                 0.17%
Net interest margin(3).....                               2.07%                                 0.86%
Ratio of average interest-
  earning assets to average
  interest-bearing
  liabilities..............      139.39%                              109.64%

                                   YEAR ENDED DECEMBER 31,
                             ------------------------------------
                                             1997
                             ------------------------------------
                              AVERAGE                   AVERAGE
                              BALANCE      INTEREST    YIELD/RATE
                             ----------   ----------   ----------
                                    (DOLLARS IN THOUSANDS)
AVERAGE ASSETS:
Mortgage-backed
  securities...............  $  196,218   $   20,785     10.59%
Loan portfolio net of
  unaccreted discounts/
  unamortized premium(1)...     878,846       85,090      9.68
Investment securities and
  other....................      67,804        4,182      6.17
                             ----------   ----------     -----
      Total
        interest-earning
        assets.............   1,142,868      110,057      9.63
Non-interest earning
  cash.....................       2,416           --        --
Allowance for loan
  losses...................     (75,939)          --        --
Other assets...............     176,533           --        --
                             ----------   ----------     -----
      Total assets.........  $1,245,878   $  110,057
                             ==========   ==========
AVERAGE LIABILITIES AND
  STOCKHOLDERS' EQUITY:
Interest-bearing
  deposits.................  $  429,289   $   25,687      5.98%
FHLB advances..............          27         5.67
Short-term borrowings......     586,370       43,682      7.45
Other borrowings...........     125,912       17,440     13.85
                             ----------   ----------     -----
      Total
        interest-bearing
        liabilities........   1,142,050       86,836      7.60
Non-interest bearing
  deposits.................       6,004           --        --
Other liabilities..........      19,993           --        --
                             ----------   ----------     -----
      Total liabilities....          --
Stockholders' equity.......      77,831           --        --
                             ----------   ----------
Total liabilities and
  stockholders' equity.....  $1,245,878   $   86,836
                             ==========   ==========
Net interest income........               $   23,221
Net interest
  spread(2)(3).............                               2.03%
Net interest margin(3).....                               2.03%
Ratio of average interest-
  earning assets to average
  interest-bearing
  liabilities..............       100.1%

----------------------------------

(1) The average balances of the loan portfolio include Discounted Loans and non-performing loans, on which interest is recognized on a cash basis.

(2) Net interest spread represents average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by total average interest-earning assets.

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

                         CHANGES IN NET INTEREST INCOME

                                                              YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------
                                                  1999 V. 1998                       1998 V. 1997
                                        --------------------------------   --------------------------------
                                        (DECREASE)   INCREASE    DUE TO    (DECREASE)   INCREASE    DUE TO
                                           RATE       VOLUME     TOTAL        RATE       VOLUME     TOTAL
                                        ----------   --------   --------   ----------   --------   --------
Interest-Earning Assets:
  Mortgage-backed securities..........   $  2,853    $(17,735)  $(14,882)   $ (1,053)   $ 5,944    $ 4,891
  Loan portfolio......................    (23,267)   (36,078)    (59,345)    (11,466)    37,820     26,354
  Investment securities and other.....        623     (1,175)       (552)     (1,867)     1,081       (786)
                                         --------    --------   --------    --------    -------    -------
      Total interest-earning assets...    (19,791)   (54,988)    (74,779)    (14,386)    44,845     30,459
Interest-Bearing Liabilities:
  Interest-bearing deposits...........     (1,088)     1,435         347        (452)       331       (121)
  FHLB advances.......................         --      1,935       1,935          --        (27)       (27)
  Short-term borrowings and other
    interest-bearing obligations......     (5,208)   (57,763)    (62,971)      1,198     29,494     30,692
  Long-term debt......................     (9,681)   (10,693)    (20,374)         --      8,078      8,078
                                         --------    --------   --------    --------    -------    -------
      Total interest-bearing
        liabilities...................    (15,977)   (65,086)    (81,063)        746     37,876     38,622
                                         --------    --------   --------    --------    -------    -------
(Decrease) increase in net interest
  income..............................   $ (3,814)   $10,098    $  6,284    $(15,132)   $ 6,969    $(8,163)
                                         ========    ========   ========    ========    =======    =======

                                            YEAR ENDED DECEMBER 31,
                                        --------------------------------
                                                  1997 V. 1996
                                        --------------------------------
                                        (DECREASE)   INCREASE    DUE TO
                                           RATE       VOLUME     TOTAL
                                        ----------   --------   --------
Interest-Earning Assets:
  Mortgage-backed securities..........    $2,136     $16,852    $18,988
  Loan portfolio......................     1,310      39,486     40,796
  Investment securities and other.....      (423)      2,274      1,851
                                          ------     -------    -------
      Total interest-earning assets...     3,023      58,612     61,635
Interest-Bearing Liabilities:
  Interest-bearing deposits...........        41         376        417
  FHLB advances.......................       (19)       (113)      (132)
  Short-term borrowings and other
    interest-bearing obligations......       316      39,835     40,151
  Long-term debt......................        --      17,123     17,123
                                          ------     -------    -------
      Total interest-bearing
        liabilities...................       338      57,221     57,559
                                          ------     -------    -------
(Decrease) increase in net interest
  income..............................    $2,685     $ 1,391    $ 4,076
                                          ======     =======    =======

          RESULTS OF OPERATIONS--SEVEN MONTHS ENDED DECEMBER 31, 1999

    For financial reporting purposes, we accounted for the consummation of our restructuring effective May 31, 1999 (though the restructuring was completed on June 10, 1999). The following discussion relates to the operating results of the "Reorganized Company" for the seven-month period subsequent to our restructuring. See "Results of Operations-1999 Compared to 1998" below for discussion and comparison of full year results of operations. During the seven months following reorganization, we focused on:

    - addressing regulatory concerns and restrictions at FBBH;

    - reducing liquidity and other risks of the non-bank's assets and related short-term debt;

    - reviewing alternatives for European operations; and,

    - reducing corporate overhead.

    As discussed in Item 1--Business--Business Strategy, in September 1999 the Company instituted a new business strategy emphasizing its core strengths in its loan pool acquisition, loan pool servicing and banking operations.

    As discussed further elsewhere in this Form 10-K, First Bank has hired a new chief executive officer and other management, has addressed interest rate risk management, submitted its Year 2000 Business Plan for regulatory approval, and addressed certain other matters raised by the OTS. We believe significant progress has been made in this regard.

    Since restructuring, we have reduced our subordinated mortgage-backed securities portfolio from $60.0 million at May 31, 1999 to $10.4 million at December 31, 1999, and related short-term borrowings have been reduced from $62.5 million to $9.1 million for the same period. In addition, we have sold certain loans and other non-bank assets and reduced related short-term debt from $123.8 million at May 31, 1999 to $32.2 million at December 31, 1999. By reducing these short-term borrowings, we have significantly reduced the risk of future margin calls resulting from potential market volatility of these types of assets.

    After considering various strategic alternatives, we decided to discontinue our European operations, which have negatively impacted results of operations. In the fourth quarter, we provided $2.4 million to cover expected losses from separate sales of our French operations and remaining UK assets, both of which are expected to be completed in the second quarter of 2000.

    We have taken steps to significantly reduce expenses, including reductions in executive management and staff, elimination of the corporate jet and company automobiles, and various other costs totaling in excess of $9 million annually. We continue to pursue further reductions.

    Additional discussion and analysis of the various major components of operations for the seven months ended December 31, 1999 following restructuring appears below.

NET LOSS

    Our net loss for the seven months ended December 31, 1999 was approximately $14.1 million, or $0.70 per share. The net loss is primarily attributable to other operating expenses of $31.6 million, partially offset by net interest income after provision for loan losses of $15.6 million and other income of $2.6 million. As discussed below, other income was reduced by market valuation losses and impairments of $10.8 million and provisions for the discontinuation of European operations of $2.4 million.

NET INTEREST INCOME

    Our net interest income for the seven months ended December 31, 1999 was approximately $16.6 million, which consisted of interest income of $37.9 million, offset by interest expense of $21.3 million. Approximately
$30.4 million, or 80%, of our interest income was derived from our portfolio of loans and discounted loans, with $5.3 million, or 14%, from mortgage-backed and other securities. Our interest expense consisted of $14.7 million of interest on deposits at First Bank and $6.6 million of interest on short-term debt facilities. We no longer incur interest expense on our 13% Notes and 13%
Series B Notes (the "Notes") payable, as the Notes were cancelled and converted to equity as part of our restructuring.

PROVISIONS FOR LOSSES ON LOANS

    During the seven months ended December 31, 1999, we recognized approximately $2.3 million of provisions on discounted loans in our non-banking operations. This provision was partially offset by the reversal of approximately
$1.2 million of provisions for loan losses previously taken at First Bank as reserves were deemed to be excessive based on current analysis, resulting from improved credit quality due to continued seasoning and performance of the portfolio.

OTHER INCOME

    Our other income was approximately $2.6 million for the seven months ended December 31, 1999, consisting primarily of servicing revenue of $4.8 million, loan fees and charges of $4.5 million, income from real estate owned of $2.3 million, bankcard income, net, of $1.8 million, and other, net, of $3.6 million, partially offset by market valuation losses and impairments of $10.8 million and estimated losses on the discontinuation of our European operations of $2.4 million.

    The servicing revenue was derived from the loan servicing operations of WCC, a newly formed, majority-owned subsidiary. These operations were previously conducted by a former affiliate, CWH, but were transferred to WCC as part of our restructuring (see Note 1 to the consolidated financial statements).

    Loan fees and charges represent loan origination and late fees at First Bank, and ancillary charges and late fee income on loans serviced by WCC.

    During the seven months ended December 31, 1999, gross bankcard processing revenue was $10.7 million, of which $4.5 million was attributable to internet commerce, $5.1 million was from mail order transaction processing, and $1.1 million resulted from audiotext transactions. These bankcard revenues were offset by bankcard processing expenses of $8.9 million, which include a provision for bankcard losses of $1.2 million.

    Real estate owned, net, consisted primarily of gains on sales of property acquired in foreclosure or deed-in-lieu thereof.

    Other, net, includes primarily $1.1 million of management fees earned from WREI and other miscellaneous income. WREI notified the Company of its purported termination and non-renewal of the management agreement in September 1999, as discussed further in Note 16 to the consolidated financial statements.

    Total market valuation losses and impairments recorded in net loss for the year ended December 31, 1999 was approximately $10.8 million. Of this amount, $5.1 million relates to sales of mortgage-backed securities, $1.5 million relates to other than temporary impairment of mortgage-backed securities remaining in the portfolio, $0.4 million relates to real estate owned which was sold subsequent to year-end, $1.6 million relates to our investment in WREI which was sold in December 1999, $0.9 million relates to sales of other assets, and $1.3 million relates to equipment and other assets remaining at December 31, 1999.

    As discussed earlier, we have segregated, for financial statement reporting purposes, those costs expected to be incurred in connection with the discontinuation of our European operations. These costs include approximately $0.9 million of compensation and benefits, $0.7 million of loan loss provisions, and $0.8 million of various other costs.

OTHER EXPENSES

    Our other expenses totaled approximately $31.6 million for the seven months ended December 31, 1999. These expenses consisted primarily of compensation and employee benefits expenses of $17.5 million, other general and administrative expenses of approximately $4.7 million (consisting primarily of insurance, taxes and general corporate overhead), professional services of $3.7 million, corporate travel and development of $1.8 million and depreciation and amortization of $1.4 million. In the latter part of 1999, we implemented changes that will further reduce overhead at the corporate level, including a reduction in workforce, the termination of our corporate jet lease agreement, and the termination of several highly compensated executives. We anticipate that these cost-saving measures will result in savings in excess of $9 million annually.

                  RESULTS OF OPERATIONS--1999 COMPARED TO 1998

    In the following discussion, the amounts for the year ended December 31, 1999 represent the sum of the Predecessor Company's operations for the five months ended May 31, 1999 and the Reorganized Company's operations for the seven months ended December 31, 1999, as reported in the accompanying consolidated statements of operations.

NET INCOME (LOSS)

    Our net income for the year ended December 31, 1999 was approximately $143.2 million, which included an extraordinary gain on the extinguishment of debt of $225.6 million (see Note 3--Extraordinary Item). Excluding the extraordinary gain, our net loss for the year ended December 31, 1999 was approximately $82.4 million, compared with a net loss of approximately
$201.7 million for the year ended December 31, 1998. The smaller operating loss for the 1999 period is primarily attributable to an increase in other income of $110.5 million, a decrease in other expenses of $50.3 million, a decrease in provision for estimated losses on loans of $9.6 million, and an increase in net interest income of $6.3 million, partially offset by $52.0 million of costs related to our restructuring.

NET INTEREST INCOME

    Our net interest income was approximately $21.3 million for the year ended December 31, 1999, compared with approximately $15.1 million for the year ended December 31, 1998. This increase was due to a decline in interest expense of $81.1 million, partially offset by a decline in interest income of $74.8 million, reflecting our reduction in the levels of loans and other interest-earning assets and paydown of the related short-term borrowing facilities and the reduction of interest expense on the Notes, as discussed further below.

    INTEREST INCOME. Our interest income was approximately $65.7 million for the year ended December 31, 1999, compared with approximately $140.5 million for the year ended December 31, 1998, a decrease of $74.8 million. Average interest-earning assets decreased from $1.7 billion for the year ended
December 31, 1998 to $1.0 billion for the year ended December 31, 1999, resulting from the sale of certain loans and other assets to provide liquidity and repay certain short-term borrowing facilities.

    INTEREST EXPENSE. Our interest expense was approximately $44.4 million for the year ended December 31, 1999, compared with approximately $125.5 million for the year ended December 31, 1998, a decrease of $81.1 million. Average interest-bearing liabilities decreased from $1.6 billion for the year ended December 31, 1998 to $738 million for the year ended December 31, 1999, resulting primarily from the repayments of short-term borrowing facilities with proceeds from the asset sales described above. In addition, during the year ended December 31, 1999, we recognized interest on the Notes only through March 3, 1999, the date on which we filed our voluntary Chapter 11 petition. As a result, the amount of interest expense recognized on the Notes for the year ended December 31, 1999 was approximately

$4.2 million, compared with approximately $25.5 million for the year ended December 31, 1998. Upon the completion of our restructuring, the Notes were cancelled and converted to equity of WFSG.

PROVISIONS FOR LOSSES ON LOANS

    Provision for losses on loans for the year ended December 31, 1999 was approximately $3.7 million, compared with approximately $13.3 million for the year ended December 31, 1998. The decrease results primarily from a reduction in provision taken on discounted loans in our non-banking operations. In addition, we reversed $1.25 million of provisions previously taken at First Bank, as reserves were deemed to be excessive based on current analysis, resulting from improved credit quality due to continued seasoning and performance of the portfolio. The higher provision for 1998 was due to the requirement for higher loan loss reserves resulting from the effects of increasing spreads and reduced market values.

OTHER INCOME (LOSS)

    Our other income increased to approximately $16.3 million for the year ended December 31, 1999, compared with a loss of approximately $94.2 million for the year ended December 31, 1998. The components of our other income (loss) are reflected in the following table:

                                                          YEAR ENDED DECEMBER
                                                                  31,
                                                         ----------------------
                                                           1999         1998
                                                         ---------   ----------
                                                         (DOLLARS IN THOUSANDS)
Other income (loss):
  Market valuation losses and impairments..............  $(10,837)   $(113,711)
  Write-down of mortgage servicing rights..............        --      (13,704)
  Gain on sale of loans................................     1,494       19,240
  Gain on sale of securities...........................       423        4,024
  Trading account gain, net............................        --        1,630
  Servicing revenue....................................     8,105        6,497
  Loan fees and charges................................     6,192        4,210
  Real estate owned, net...............................     3,814        5,508
  Bankcard income, net.................................     4,141        4,908
  Discontinuation of European Operations...............    (2,365)          --
  Other income (loss), net.............................     5,366      (12,755)
                                                         --------    ---------
      Total other income (loss)........................  $ 16,333    $ (94,153)
                                                         ========    =========

    The net increase in other income was primarily attributable to a $102.9 million decline in market valuation losses and impairments and the absence of write-downs of mortgage servicing rights in 1999, compared with such write-downs of $13.7 million for 1998. In addition, the increase resulted from an $18.1 million increase in other, net and a $2.0 million increase in loan fees and charges, partially offset by a $17.7 million decrease in gain on sale of loans and a $3.6 million decrease in gain on sale of securities. The components of other income are further described below.

    MARKET VALUATION LOSSES AND IMPAIRMENTS. Total market valuation losses and impairments recorded in net loss for the year ended December 31, 1999 was approximately $10.8 million. Of this amount, $5.1 million relates to sales of mortgage-backed securities, $1.5 million relates to other than temporary impairment of mortgage-backed securities remaining in the portfolio, $0.4 million relates to real estate owned which was sold subsequent to year-end, $1.6 million relates to our investment in WREI which was sold in December 1999, $0.9 million relates to sales of other assets, and $1.3 million relates to equipment and other assets remaining at December 31, 1999. The Company believes that the decline in the value of its mortgage-backed securities and other assets is other than temporary.

    Total market valuation losses and impairments for the year ended
December 31, 1998 was $113.7 million. Of this amount, $22.2 million related to sales of mortgage-backed securities, $9.2 million related to other than temporary impairment of unsold mortgage-backed securities, $36.6 million related to sales of loans held for sale, $30.4 million related to sales of loans held for sale and discounted loans and $15.3 million related to hedge losses previously deferred and classified in other assets in the statement of financial condition.

    WRITE-DOWN OF MORTGAGE SERVICING RIGHTS.  During the year ended
December 31, 1998, we wrote-down capitalized servicing rights by approximately $13.7 million. The write-down was the result of faster than expected prepayments on loans being serviced and revised estimates of future prepayments. No such write-downs were recorded in 1999.

    GAIN ON SALE OF LOANS. Gain on sale of loans decreased by approximately $17.7 million from the year ended December 31, 1998 to the year ended
December 31, 1999. During the year ended December 31, 1998, we completed three securitizations of approximately $507.7 million aggregate unpaid principal balance and one whole loan sale of approximately $72.3 million unpaid principal balance. These sale transactions resulted in gains on sale of approximately $29.2 million. These gains were offset by net losses of approximately
$10.0 million, primarily resulting from sale of loans originated through our retail and wholesale mortgage origination channels and recognition of the related hedge losses previously deferred in our consolidated statement of financial condition. There was substantially reduced sales activity in 1999, resulting in net gains of approximately $1.5 million.

    GAIN ON SALE OF SECURITIES. The gain on sale of securities of $0.4 million for the year ended December 31, 1999 resulted from sales of approximately
$42.1 million in carrying value of securities for proceeds of approximately $42.5 million. During the year ended December 31, 1998, we sold primarily subordinate mortgage-backed securities with carrying values of approximately $95.0 million to WREI in conjunction with its initial public offering of common stock in April 1998, resulting in gains of approximately $0.7 million. Additionally, we sold, to unrelated parties, securities with carrying values of approximately $104.4 million, resulting in net gains of approximately
$3.3 million. A substantial amount of these sales were made by us in the fourth quarter of 1998 to meet collateral calls and increase liquidity.

    SERVICING REVENUE. Servicing revenue for the year ended December 31, 1999 was $8.1 million, compared with $6.5 million for the year ended December 31, 1998, an increase of $1.6 million. The increase reflects the servicing activity of WCC, a newly formed, majority-owned subsidiary. Such operations were previously performed by a former affiliate, Capital Wilshire Holdings Inc.
(CWH), which was formerly known as Wilshire Credit Corporation. Certain assets and liabilities of Wilshire Credit Corporation (including its name) were transferred to WCC effective June 10, 1999 as part of our reorganization (see
Note 1 to the consolidated financial statements).

    LOAN FEES AND CHARGES. Loan fees and charges increased from approximately $4.2 million for the year ended December 31, 1998 to approximately $6.2 million for the year ended December 31, 1999. The increase primarily reflects ancillary charges and late fee income on loans serviced by WCC. Such operations were previously performed by CWH, but were transferred to WCC effective June 10, 1999 as part of our reorganization (see Note 1 to the consolidated financial statements).

    REAL ESTATE OWNED, NET. Real estate owned, net, decreased approximately $1.7 million from the year ended December 31, 1998 to the year ended
December 31, 1999, primarily due to a decrease in gains on the sale of properties acquired through foreclosure or deed-in-lieu thereof, reflecting our decision to focus more on non-discounted loans.

    BANKCARD INCOME, NET. Bankcard income, net, was approximately $4.1 million for the year ended December 31, 1999, compared with $4.9 million for the year ended December 31, 1998. This decrease is primarily a result of providing for $1.8 million in loss reserves during 1999, with no such provisions in 1998.

During the year ended December 31, 1999, gross bankcard processing revenue was $17.1 million, of which $8.3 million was attributable to internet commerce and $2.2 million was attributable to audio text transactions. The remainder of approximately $6.6 million is primarily attributable to mail order transaction processing.

    The financial results of First Bank's bankcard processing operations for the years ended December 31, 1999 and 1998 were as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
Bankcard revenues.........................................  $17,059    $13,801
Bankcard processing expenses..............................  (11,140)    (8,893)
Provision for losses......................................   (1,778)        --
                                                            -------    -------
Income before other expenses..............................    4,141      4,908
Other expenses............................................   (3,104)    (2,521)
                                                            -------    -------
Net.......................................................  $ 1,037    $ 2,387
                                                            =======    =======

    DISCONTINUATION OF EUROPEAN OPERATIONS. In 1999, management decided to discontinue our European loan acquisition and servicing operations, and has entered into negotiations to dispose of our European assets and liabilities. We have segregated, for financial statement reporting purposes, all costs expected to be incurred in connection with such disposal. These costs include approximately $0.9 million of compensation and benefits, $0.7 million of loan loss provisions, and $0.8 million of various other costs. After write downs, total assets of the European operations were $14.7 million at December 31, 1999, and are expected to be sold in the first half of 2000 at their approximate net carrying values.

    OTHER, NET. Other, net, increased by approximately $18.1 million from the year ended December 31, 1998 to the year December 31, 1999. The increase is primarily attributable to a loss of $12.4 million in 1998 related to a write-off of costs capitalized in connection with proposed acquisition activities (with no such write-off in 1999) and a $5.0 million increase in the income from our investment in WREI (income of $0.2 million for 1999 compared with a loss of $4.8 million for 1998), partially offset by a $0.6 million decrease in management fee income from WREI). As discussed in Notes 16 and 17 to the consolidated financial statements, in December 1999 we sold our investment in WREI stock.

OTHER EXPENSES

    Our other expenses totaled approximately $63.0 million for the year ended December 31, 1999, compared with approximately $113.3 million for the year ended December 31, 1998, a decrease of $50.3 million. This decrease was primarily due to decreases in loan service fees and expenses of $29.9 million, compensation and employee benefits of $7.5 million, other general and administrative expenses of $4.5 million, corporate travel and development of $4.2 million, and professional services of $2.9 million.

    LOAN SERVICE FEES AND EXPENSES. Loan service fees and expenses decreased from approximately $39.3 million for the year ended December 31, 1998 to approximately $9.4 million for the year ended December 31, 1999. The decrease is primarily due to the inclusion of WCC's operating results with WFSG in 1999 resulting from the restructuring (see Note 1 to the consolidated financial statements). This decrease was also due to a decline in the balance of loans from $792 million at December 31, 1998 to $483 million at December 31, 1999, as we sold a large portion of our loan portfolio to increase liquidity and reduce outstanding debt.

    COMPENSATION AND EMPLOYEE BENEFITS. Compensation and employee benefits totaled approximately $29.3 million for the year ended December 31, 1999, compared with approximately $36.8 million for the year ended December 31, 1998. The decrease was primarily due to the reduction of our workforce in the fourth quarter of 1998, the effects of which were realized during 1999. In addition, due to additional reductions in our workforce in the fourth quarter of 1999, we anticipate that compensation and employee benefits expenses will decline further in future periods. Our total employee head count declined from 403 at December 31, 1998 to 332 at December 31, 1999.

    OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses decreased from approximately $13.7 million for the year ended
December 31, 1998 to approximately $9.2 million for the year ended December 31, 1999. The decrease was primarily due to a $1.2 million decrease in due diligence expense which reflected the decline in acquisition activity, a $0.8 million decrease in advertising, a $0.4 million decrease in taxes, and decreases in other miscellaneous expenses, reflecting our efforts to reduce corporate overhead.

    CORPORATE TRAVEL AND DEVELOPMENT. Corporate travel and development decreased from approximately $6.9 million for the year ended December 31, 1998 to approximately $2.6 million for the year ended December 31, 1999, primarily due to substantially reduced travel activity in 1999 as acquisition activity declined. Corporate travel and development expenses are expected to decline further in future periods due to the termination of the lease of our corporate jet, which had a minimum monthly charge of approximately $0.1 million.

    PROFESSIONAL SERVICES. Professional services decreased from approximately $9.3 million for the year ended December 31, 1998 to approximately $6.4 million for the year ended December 31, 1999. The decrease was primarily due to higher legal, accounting and consulting fees incurred in 1998 in connection with our plan of reorganization. In addition, approximately $0.6 million of professional service expenses for 1999 have been reclassed and are reflected as Reorganization Items in the consolidated statement of operations for the five months ended May 31, 1999.

REORGANIZATION ITEMS

    During the year ended December 31, 1999, we incurred approximately
$52.0 million of expenses related to the WFSG restructuring (see Note 1 to the consolidated financial statements). These expenses primarily consisted of net write-downs of the reported amounts of assets and liabilities of approximately $37.6 million, the write-off of unamortized debt issuance costs of $11.3 million, professional services of $0.6 million and costs related to the restructuring of our European operations of $2.5 million. There were no such reorganization items for the year ended December 31, 1998. The $52.0 million of reorganization expenses, as well as $4.2 million of interest expense recognized during the period related to the Notes, will be non-recurring due to WFSG's reorganization. We recognized interest expense on the Notes only through March 3, 1999, the date WFSG filed its petition under Chapter 11 of the Bankruptcy Code.

                  RESULTS OF OPERATIONS--1998 COMPARED TO 1997

NET LOSS

    Our net loss was approximately $201.7 million for 1998 compared with net income of approximately $15.2 million for 1997. The net loss for 1998 is primarily attributable to the substantial declines in the value of assets in which we invest and the forced sale of such assets due to collateral calls. The net loss for 1998 includes $113.7 million of market valuation losses and impairments recognized by us, write-down of mortgage servicing rights of $13.7 million and provision for estimated losses on loans of $13.3 million, as further explained below.

NET INTEREST

    Our net interest income was approximately $15.1 million for 1998 compared with approximately $23.2 million for 1997, a decrease of 35.2%. Average interest-earning assets increased from $1.1 billion during the year ended December 31, 1997 to $1.7 billion during the year ended December 31, 1998. The increase in interest-earning assets is primarily attributable to acquisitions of loans and mortgage-backed securities which in part were funded from the Company's issuance of $100.0 million of 13% Series B Notes in August 1997 and its offering of 3,500,000 shares of common stock in February 1998. Interest-earning assets declined substantially in the fourth quarter due to asset sales.

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

PROVISIONS FOR LOSSES ON LOANS

    Provision for losses on loans for 1998 was approximately $13.3 million. A provision of approximately $21.4 million was taken on Discounted Loans at our non-banking subsidiaries in the second half of 1998 as a result of increasing market yields on loans, which have decreased market values on many pools of loans (primarily Discounted Loans) in our portfolio. The provision for losses on loans for 1998 also includes additional reserves to the extent market values for pools of loans have been reduced below book value, offset by a negative provision at the Bank because the general valuation allowance exceeded an adequate level. This compares with a net provision for losses on loans for 1997 of approximately $2.0 million resulting from additional provision of approximately $4.5 million, which was partially offset by the reversal of $2.5 million of excess reserves on loans previously sold.

OTHER (LOSS) INCOME

    Our other loss was approximately $94.2 million for 1998 compared with income of approximately $61.3 million for 1997. The components of our other (loss) income are reflected in the following table:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1998        1997
                                                              ----------   ---------
                                                              (DOLLARS IN THOUSANDS)
    Other (loss) income:
        Market valuation losses and impairments.............  $(113,711)    $    --
        Write-down of mortgage servicing rights.............    (13,704)         --
        Gain on sale of loans...............................     19,240      39,049
        Gain on sale of securities..........................      4,024       3,742
        Trading account gain, net...........................      1,630       2,330
        Servicing revenue...................................      6,497       5,580
        Loan fees and charges...............................      4,210         825
        Real estate owned, net..............................      5,508       6,309
        Bankcard income, net................................      4,908       1,995
        Other (loss) income, net............................    (12,755)      1,473
                                                              ---------     -------
            Total other (loss) income.......................  $ (94,153)    $61,303
                                                              =========     =======

    The decrease in other income between the comparable periods was due primarily to market valuation losses and impairments of $113.7 million, a write-down of mortgage servicing rights of $13.7 million, a $19.8 million reduction in gain on sale of loans, and a $14.2 million decrease in other (loss) income, net.

    MARKET VALUATION LOSSES AND IMPAIRMENTS. The term "Market Valuation Losses and Impairments" as used herein refers to impairment losses recognized primarily on our subordinate mortgage-backed securities and loan portfolios, as a result of the international economic and financial marketplace turmoil during the third and early fourth quarters of 1998. As a result of these conditions and reductions in market values of these assets, lenders required additional collateral for their outstanding loans to us. In order to satisfy these requirements, we were forced to sell certain assets, resulting in significant losses. In addition, we also recognized write-downs in asset values, which have been deemed to be other than temporary in nature, related to mortgage-backed and other securities which, as of December 31, 1998, had not been sold.

    Total market valuation losses and impairments for the year ended
December 31, 1998 were $113.7 million. Of this amount, $22.2 million relates to sales of non-agency subordinated mortgage-backed securities, $36.6 million relates to sales of loans, $9.2 million relates to other than temporary impairment of unsold mortgage-backed securities, $30.4 million relates to impairment of unsold loans held for sale and discounted loans and $15.3 million relates to hedge losses. The Company had hedged its asset portfolio's exposure to rising interest rates by short-selling U.S. Treasury securities. However, as spreads between U.S. Treasury Securities and the Company's portfolio assets widened, the hedge was largely ineffective.

    During the latter part of the fourth quarter of 1998, the marketplace for non-investment grade debt securities, including subordinated mortgage-backed securities stabilized. Yield spreads and prices for these securities appear to have slowed or stopped their deterioration in relation to investment grade investments. However, prices for such securities have not recovered to levels experienced prior to the financial market turmoil. This difference between our amortized cost of available-for-sale securities and current market values, which was $25.6 million at December 31, 1998, is included in "Accumulated Other Comprehensive Loss" in stockholders' equity. This amount, unlike "market valuation losses and impairments," represents a market value decline that management believes is temporary.

    WRITE-DOWN OF MORTGAGE SERVICING RIGHTS.  During the year ended
December 31, 1998, we wrote-down capitalized servicing rights by approximately $13.7 million. The write-down is the result of faster than expected prepayments on loans being serviced and revised estimates of future prepayments and other factors.

    GAIN ON SALE OF LOANS. Gain on sale of loans decreased $19.8 million during the year ended December 31, 1998 as a result of lower than expected securitization activity by us during the year. As described under "General Market Conditions," beginning in August 1998, turmoil in the financial markets resulted in reduced demand for asset-backed securities and therefore, we were unable to complete all planned securitization transactions, resulting in lower than anticipated gain on sale of loans. During the year ended December 31, 1998, we completed three securitizations of approximately $507.7 million aggregate unpaid principal balance and one whole loan sale of approximately $72.3 million unpaid principal balance. These sale transactions resulted in gains on sale of approximately $29.2 million. These gains were offset by net losses of approximately $10.0 million, primarily resulting from sales of loans originated through our retail and wholesale mortgage origination channels and recognition of the related hedge losses previously deferred in our consolidated statement of financial condition.

    GAIN ON SALE OF SECURITIES. During the year ended December 31, 1998, we sold primarily subordinate mortgage-backed securities with carrying values of approximately $95.0 million to WREI in conjunction with their initial public offering of common stock in April 1998, resulting in gains of approximately
$0.7 million. Additionally, we sold, to unrelated parties, securities with carrying values of approximately $104.4 million, resulting in net gains of approximately $3.3 million. A substantial amount of these sales were made by us in the fourth quarter of 1998 to meet collateral calls and increase liquidity. A portion of these securities were written-down through our recognition of permanent impairment, which is included in market valuation losses and impairments in our consolidated statement of operations.

    SERVICING REVENUE. Servicing revenue increased $0.9 million or 16.4% during 1998, primarily as a result of contracting for the servicing rights on loan portfolios owned by unaffiliated third parties (including securitizations) and arranging for such loans to be sub-serviced by a former affiliate, Wilshire Credit Corporation (now CWH), at a rate which is lower than the rate received by us.

    REAL ESTATE OWNED, NET. Income from real estate owned, net is primarily due to gains on the disposition of real estate acquired through foreclosure or deed in lieu thereof from our portfolio of Discounted Loans, including European assets.

    OTHER, NET. Other, net decreased $14.2 million during 1998. The net decrease is primarily attributable to a loss of approximately $12.4 million related to a write-off of costs capitalized in connection with proposed acquisition activities and a loss of $4.8 million resulting from our ownership of WREI, offset by $3.2 million of management fee income associated with our management of WREI. The Company accounted for its investment in WREI under the equity method of accounting. As stockholders' equity at WREI changed, the Company's investment in WREI changed in line with its proportionate ownership.

OTHER EXPENSE

    Our other expense totaled approximately $113.3 million for 1998 compared to approximately $56.7 million for 1997, primarily attributable to an increase in loan service fees and expenses paid to affiliates which results from increases in our total loan portfolio and third party servicing (which was sub-serviced by CWH) and increased compensation and employee benefits and other general and administrative expenses resulting from the expansion of business operations and infrastructure necessary to accommodate growth.

    LOAN SERVICE FEES AND EXPENSES PAID TO AFFILIATE. The largest component of other expense in 1998 was loan service fees and expenses, which includes servicing fees paid to CWH and collection-related expenses incurred directly by CWH and reimbursed by us. Loan service fees and expenses paid to affiliates were approximately $39.3 million (of which approximately $25.5 million represents collection related loan expenses) for 1998 compared to approximately $28.1 million for 1997, an increase of approximately
$11.2 million, or 39.6%. The $11.2 million increase is primarily attributable to growth in the average balance of total loans during 1998 and collection related expenses incurred in the resolution of Discounted Loans.

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

    OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses increased from approximately $4.9 million for 1997 to approximately $13.7 million for 1998, an increase of 178.5%, due primarily to general corporate costs resulting from the expansion of business activities at the non-bank subsidiaries, particularly loan acquisition activities such as due diligence costs, European operations and origination activities.

CHANGES IN FINANCIAL CONDITION

    The following discussion compares the balances of certain asset, liability and stockholders' equity (deficit) amounts of the Reorganized Company as of December 31, 1999 with those of the Predecessor Company as of December 31, 1998 as reported in the accompanying consolidated statements of financial condition.

    MORTGAGE-BACKED AND OTHER SECURITIES. For accounting purposes, our mortgage-backed and other securities are classified as available for sale or held to maturity. Our holdings of mortgage-backed securities available for sale decreased approximately $70.9 million during the year ended December 31, 1999. This decrease was primarily due to sales of approximately $42.1 million in carrying value of securities, reflecting the sale of all subordinate mortgage-backed securities where we are not also the servicer of the underlying assets, and reducing liquidity risk from potential margin calls on the related debt, as well as principal repayments of $15.4 million and write-downs to fair value of $8.4 million. Our holdings of mortgage-backed securities held to maturity decreased approximately $3.4 million during the year ended

December 31, 1999 primarily due to principal repayments. The following table sets forth our holdings of mortgage-backed and other securities as of December 31, 1999 and December 31, 1998:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                      ------------   ------------
                                                        (DOLLARS IN THOUSANDS)
Available for sale:
  Mortgage-backed securities........................     $10,362       $ 66,829
  Agency mortgage-backed securities.................      33,221         47,634
Held to maturity:
  U.S. Government and other securities..............       5,979          5,962
  Mortgage-backed securities........................      10,166         13,580
                                                         -------       --------
      Total investment securities...................     $59,728       $134,005
                                                         =======       ========

    LOANS, NET. Our portfolio of loans, net of discounts and allowances, decreased by approximately $18.0 million during the year ended December 31, 1999. This decrease is primarily attributable to sales of loans in the fourth quarter of 1999 at First Bank for proceeds of approximately $93.0 million, partially offset by First Bank's acquisition and origination activity during the year. The decrease in loans, net was net of a $3.5 million decrease in the allowance for loan losses, from $18.2 million at December 31, 1998 to $14.7 million at December 31, 1999. This decrease in the allowance for loan losses was primarily due to net charge-offs of approximately $2.0 million and the reversal of $1.25 million of excess reserves at First Bank, reflecting improved credit quality due to continued seasoning and performance of the portfolio.

    DISCOUNTED LOANS, NET. Our portfolio of Discounted Loans decreased by approximately $40.6 million during the year ended December 31, 1999. The decrease is primarily attributable to our sale of Discounted Loans to repay certain short-term borrowing facilities and provide liquidity. Discounted Loans require significant capital resources prior to resolution, which is generally six to nine months following acquisition. In September 1999, we reclassified an additional $9.7 million of discounted loans to loans held for sale.

    LOANS AND DISCOUNTED LOANS HELD FOR SALE, NET, AT LOWER OF COST OR
MARKET. Loans held for sale, net, at lower of cost or market decreased by approximately $250.5 million during the year ended December 31, 1999 primarily as a result of the sale of loans to increase liquidity and reduce outstanding borrowings. These decreases were partially offset by the reclassification of $9.7 million of discounted loans to loans held for sale in September 1999.

    REAL ESTATE OWNED, NET. Real estate owned, net decreased by approximately $50.6 million during the year ended December 31, 1999. The decrease was primarily due to sales of properties for proceeds of approximately
$55.1 million, partially offset by acquisitions of real estate through foreclosure or deed-in-lieu thereof from our portfolio of discounted loans.

    INVESTMENT IN WILSHIRE REAL ESTATE INVESTMENT INC. In December 1999, WFSG and WREI reached an agreement and exchanged certain assets whereby WFSG sold its interest in WREI stock to WREI (see Notes 15 and 16 to the consolidated financial statements). As a result, WFSG no longer had an investment in WREI as of December 31, 1999.

    SERVICER ADVANCES.  Servicer advances increased by approximately
$20.1 million during the year ended December 31, 1999. The increase was primarily due to the transfer of CWH's assets to WFSG as part of our restructuring (see Note 1 to the consolidated financial statements), as CWH had made reimbursable advances on loans owned by third parties.

    MORTGAGE SERVICING RIGHTS, NET. Mortgage servicing rights, net decreased by $1.8 million during the year ended December 31, 1999, primarily due to the write-off of previously capitalized or purchased servicing rights due to faster than expected prepayments on loans being serviced and revised future estimates of prepayments.

    DEPOSITS. First Bank's deposits decreased by approximately $91.1 million during the year ended December 31, 1999. This decrease is a result of First Bank utilizing FHLB advances and short term repurchase agreements to fund loan acquisitions and provide liquidity.

    SHORT-TERM BORROWINGS. Short-term borrowings decreased by approximately $388.9 million during the year ended December 31, 1999, resulting primarily from our sales of loans held for sale and mortgage-backed securities and subsequent paydowns of the related debt facilities.

    NOTES PAYABLE. The Notes payable of $184.2 million at December 31, 1998 were cancelled in June 1999. Pursuant to our prepackaged Chapter 11 bankruptcy filing, these Notes were converted into equity of WFSG, as described more fully in Note 1 to the consolidated financial statements.

    ACCOUNTS PAYABLE AND OTHER LIABILITIES. WREI has prepaid certain servicing fees to WCC. These amounts are included in accounts payable and other liabilities as deferred revenue. The initial amount of the prepaid fees is in dispute between WREI and WCC with WCC contending that the initial amount is as low as $2.3 million and WREI contending the amount is $3.2 million. Without admission, the Company initially recorded the amount at $3.2 million and is carrying the prepaid fee at $3.0 million at December 31, 1999.

CORPORATE RISK PROFILE

    Managing risk is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit quality, interest rate sensitivity, and liquidity. Credit quality risk is the risk of not collecting interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as the result of changes in interest rates. Rate movements can affect the repricing of assets and liabilities differently, as well as their market value. Liquidity risk is the possible inability to fund obligations to depositors, investors and borrowers.

ASSET AND LIABILITY MANAGEMENT

    Asset and liability management analyzes the timing and magnitude of the repricing of assets and liabilities. It is our objective to attempt to control risks associated with interest rate movements. In general, management's strategy is to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by the asset and liability committees for the Company and First Bank (the "Asset and Liability Committee") which meets regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and securitization activity, and maturities of investments and borrowings. First Bank's Asset and Liability Committee coordinates with the Bank's Board of Directors and the Company's investment committees with respect to overall asset and liability composition.

    The Asset and Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swap agreements are utilized to reduce our exposure caused by the narrowing of the interest spread between fixed rate loans held for investment and associated liabilities funding those loans caused by changes in market interest rates. First Bank had approximately
$30.5 million notional principal amount in an interest rate swap agreement outstanding at December 31, 1999, which was designated as a hedge of certain fixed rate loans in order to convert variable rate liabilities to fixed rate. This swap had the effect of decreasing our net interest income by approximately $0.3 million during the year ended December 31, 1999.

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

    In addition, as required by OTS regulations, First Bank's Asset and Liability Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and the Net Portfolio Value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by the board of directors of First Bank.

    The following table quantifies the potential changes in our net portfolio value at December 31, 1999, should interest rates go up or down (shocked) by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

                INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE

                                                                   NET PORTFOLIO VALUE
                                                              ------------------------------
                      CHANGE IN RATES                         $ AMOUNT   $ CHANGE   % CHANGE
------------------------------------------------------------  --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
+300bp......................................................  $32,075    $(38,001)    (54)%
+200bp......................................................   45,922     (24,154)    (34)
+100bp......................................................   58,529     (11,547)    (16)
    0bp.....................................................   70,076          --       0
--100bp.....................................................   79,400       9,324      13
--200bp.....................................................   85,243      15,167      22
--300bp.....................................................   87,406      17,330      25

    Management also believes that the assumptions (including prepayment assumptions) used by it to evaluate the vulnerability of our operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and NPV could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based.

    First Bank sold approximately $95 million of fixed-rate residential loans in December, 1999 at a loss of approximately $2.3 million. The effects of this sale improved (reduced) First Bank's interest rate sensitivity and are included in the table above. First Bank expects to further reduce interest rate risk in 2000. The effect on First Bank's results of operations cannot be estimated at this time.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and for general business purposes. Our sources of cash flow include certificates of deposit, whole loan and mortgage-backed securities sales, net interest income and borrowings under warehouse and repurchase financing facilities (if available), lines of credit from commercial banks, and currently to a lesser extent, from securitizations, institutional investors and other lenders and public and private debt offerings. We also have borrowed from WREI. In addition, First Bank has available funding through FHLB advances. Our liquidity is actively managed on a daily basis and is reviewed periodically by our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company.

    The dramatic events in the financial markets in late 1998, which included a significant reduction in valuations of and liquidity for mortgage-backed securities, had a significant adverse impact on our liquidity and financial condition. Many of our lenders determined that the value of these assets had decreased and demanded cash or securities to continue lending, which reduced our cash position and eventually prompted asset sales at depressed prices to meet these demands and provide liquidity. While these asset sales have improved our liquidity position, the market for mortgage-backed securities, particularly subordinate mortgage-backed securities, remains depressed and the financial markets generally continue to be volatile. Further, certain of our lenders have expressed concern about continued lending to this industry given market conditions and to us given recent operating losses. It is not clear to what extent we can rely on short-term warehouse or repurchase agreements as a source of liquidity. At December 31, 1999, our cash balances totaled approximately $54.2 million; however, $48.4 million of the balance was held at First Bank and is not available for use by any Wilshire entity other than First Bank.

    Our restructuring, which was effective on June 10, 1999 and is described in
Note 1 to the consolidated financial statements, significantly improved our financial position by reducing indebtedness, eliminating the ongoing interest cost associated with that indebtedness, and significantly increasing our equity account.

    Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available cash to meet our needs. We intend aggressively to seek new capital and financing to permit us to more fully and more efficiently utilize our banking and loan servicing platforms. There can be no assurance, however, that we will be able to obtain new capital or will have sufficient cash flows. In addition, given current market conditions, we likely will not securitize loans as a source of liquidity.

    Sources of liquidity for First Bank include wholesale and brokered certificates of deposit, FHLB advances, and mortgage-backed securities repurchase borrowings. At December 31, 1999, First Bank had approximately
$403.2 million of certificates of deposit. At December 31, 1999, scheduled maturities of certificates of deposit during the 12 months ending December 31, 2000 and thereafter amounted to approximately $358.8 million and approximately $44.4 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. However, management of First Bank believes it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds. In addition, First Bank management is currently increasing the amount of its FHLB advance borrowings as a percentage of its total borrowings and deposits and is exploring new ways to reduce its exposure to changes in interest rates, including efforts to develop core deposits and sales of fixed-rate loans with simultaneous purchase and origination of variable-rate loans.

    In November 1999 one of the Company's primary lenders provided a one-year committed repurchase agreement financing facility for all loans and mortgage-backed securities then outstanding under previous agreements with such lender, totaling $9.9 million and $8.8 million, respectively, at December 31, 1999. In connection with completing this financing, the Company paid approximately
$1.7 million of outstanding margin calls.

    Mortgage-backed securities which are subject to repurchase agreements, as well as loans and real estate which secure other indebtedness, periodically are revalued by the lender, and a decline in the value that is recognized by the lender (whether or not the lender recognized the full fair value of the security) may result in the lender requiring us to provide additional collateral to secure the indebtedness. Primarily as a result of asset sales, we have had adequate cash and cash equivalents to meet calls for additional collateral to repay a portion of the related indebtedness or to meet our other operating and financing requirements. In most instances, lenders under repurchase agreements secured by mortgage-backed securities have withheld principal and/or interest payments on such securities in order to reduce outstanding, unpaid margin calls. At December 31, 1999, there were no outstanding collateral calls, as determined by our lenders, net of withheld principal and interest payments. If we are unable to fund additional collateral requirements or to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (on short notice) a portion of our assets, and could incur losses as a result. Furthermore, since, from time to time, there is extremely limited liquidity in the market for subordinate and residual interests in mortgage-related securities, there can be no assurance that we will be able to dispose of such securities promptly for fair value in such situations.

    In the first quarter of 2000, we have negotiated with a major commercial bank to obtain an $8 million line of credit, collateralized by servicer advance receivables and servicing rights. We expect this facility to be finalized in the second quarter of 2000, although there can be no assurance that we will finalize the facility.

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

    Adequate credit facilities and other sources of funding are essential to the continuation of the Company's ability to purchase pools of loans and servicing rights. During the third and fourth quarters of 1998, financial markets were severely and negatively impacted by various factors which have resulted in reduced availability of liquidity and capital to specialty finance companies and other holders of non-investment grade assets and certain types of loans. This includes the ability to raise new equity capital and long-term debt, as well as the ability to securitize or finance certain types of loans. The Company's growth strategy is dependent on its ability to raise additional debt and/or equity financing and growth at First Bank and to find equity partners for purchases of loan pools and servicing rights by our servicing operation. To the extent that the current market environment persists, such growth will depend largely on the Company's ability to find and use equity partners for growth of our servicing operation portfolios and on growth at First Bank. Otherwise, such growth may be significantly curtailed or delayed.

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

    The following table sets forth the regulatory capital ratios of First Bank at December 31, 1999.

                           REGULATORY CAPITAL RATIOS

                                                                                           TO BE CATEGORIZED
                                                                                               AS "WELL
                                                                      AMOUNT REQUIRED     CAPITALIZED" UNDER
                                                                        FOR CAPITAL        PROMPT CORRECTIVE
                                                    ACTUAL           ADEQUACY PURPOSES     ACTION PROVISIONS
                                              -------------------   -------------------   -------------------
                                               AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                              --------   --------   --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Total Capital to Risk-Weighted Assets (Risk-
  Based Capital)............................  $58,746      15.3%    $30,644      38.0%    $38,305     310.0%
Tier 1 Capital to Risk-Weighted Assets......   54,766      14.3          Not Applicable    22,983      36.0%
Core Capital to Tangible Assets.............   54,766       9.7      22,474      34.0%     28,092      35.0%
Tangible Capital to Tangible Assets.........   54,766       9.7       8,428      31.5%         Not Applicable

    The distribution of First Bank's retained earnings is subject to regulatory approval and other restrictions.

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

    In January 1999, the OTS issued a cease and desist order to WFSG, CWH and WAC that prohibits these entities from entering into a transaction, directly or indirectly, that would cause First Bank to violate or be in violation of transactions with affiliate regulations. The orders also require 30-day advance notification before adding, replacing, or terminating any member of First Bank's Board of Directors or senior executives.

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

OTHER-YEAR 2000 COMPLIANCE

    Many existing computer software programs and other technologically dependent systems use two digits to indicate the year in date fields and, as such, could fail or create erroneous results by or during the year 2000. We utilize a number of technologically dependent systems to operate, service mortgage loans and manage mortgage assets. WFSG, together with WCC (a subsidiary controlled by WFSG) and Wilshire Servicing Company U.K. Limited (a wholly-owned subsidiary of
WFSG), who are our two Servicers, formed a committee to address Year 2000 issues ("the Committee") that reports directly to WFSG's Executive Committee. The Committee is headed by WFSG's Chief Information Officer and includes representatives from across departments within WFSG and our Servicers as well as our management.

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

    Wilshire began testing of all critical systems in 1997 and completed all necessary testing of such systems, including both systems supplied by outside vendors and internally developed systems, by the end of February 1999. In each case, issues which were identified were resolved. Changes which resulted from testing were coded, retested and implemented and moved into production. Following these phases, each department's executive management certified that their staff had tested critical code and deemed it adequate. In addition, for all critical systems supplied by outside vendors, the Committee obtained a written certification from the vendors that the applicable package is "Year 2000 compliant." With respect to non-critical systems supplied by outside vendors, the Committee consulted substantially all of the vendors' Internet sites and obtained copies of Year 2000 compliance certifications from those sites. All phases of the Committee's Year 2000 readiness project were completed by the end of April 1999. As a result, WFSG's management believes that the Company is Year 2000 compliant in all material respects.

    In addition to the information technology systems ("IT systems"), various "environmental systems" ("non-IT systems") used for the Company's business, including the telephone, elevator and security systems, incorporate technology that could be impaired by the year 2000 date change. The Committee has received written certification that each significant non-IT system is Year 2000 compliant.

    The financial impact of becoming Year 2000 compliant has not been material to our financial condition or results of operations. Aside from limited hardware costs, our primary expense related to Year 2000 compliance is allocation of existing staff. The Committee estimates the total cost related to Year 2000 compliance to be approximately $0.5 million, substantially all of which had been incurred by December 31, 1998. In the opinion of management, these costs did not result in the postponement of other IT projects or other capital expenditures, nor did they affect our other spending or revenue patterns to any material extent.

    Our most likely worst case Year 2000 scenario would be one in which we are unable to perform necessary loan servicing activities. To the extent the loan servicing system is not Year 2000 compliant, the ability to service loans would be in jeopardy. This, in turn, would limit the collections of payments on mortgage loans, which would, further, hinder the Company's ability to meet its own debt service and other cash requirements. Although we did not consider it reasonably likely that the Year 2000 date change will cause such a scenario to occur, the Committee developed a contingency plan with procedures for manual loan servicing, for up to a week, should the loan servicing system cease to be operational. The loan servicing system was developed internally, and we believe that, in the event of an unexpected Year 2000 issue, the source of the issue could be isolated, and the issue could be rapidly corrected by our existing staff without significant cost. Accordingly, we do not believe that such a failure of the loan servicing system would result in any material loss of revenue or have any other material impact on the Company.

    As we transitioned into the year 2000, we did not experience any significant systems or other Year 2000-related problems. In addition, no Year 2000 problems have occurred subsequent to January 2000, and we do not believe that it is reasonably likely that any potential such problems will arise in the future. Furthermore, we are not aware of any third party relationships that may be adversely affected by any Year 2000 problems.

    Based on the results of the Committee's Year 2000 readiness project, and the absence of any Year 2000 problems to date or in the foreseeable future, we are confident that we have appropriately addressed the Year 2000 issues. Critical IT systems supplied by outside vendors have undergone testing not only by us, but by other customers of the vendors as well. Our loan servicing system is an internally developed system, and therefore, our information technology personnel are very familiar with the system and believe their efforts will have favorable results.

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

    For accounting purposes, our mortgage-backed and other securities are classified as "held to maturity" and "available for sale securities." Securities are classified as held to maturity when management believes we have the ability and the positive intent to hold the securities to maturity. Securities classified as held to maturity are carried on an historical cost basis, adjusted for the amortization of premiums and accretion of discounts using a method that approximates the interest method. Securities are classified as available for sale when we intend to hold the securities for an indefinite period of time, but not necessarily to maturity. Securities classified as available for sale are reported at their fair values. Unrealized holding gains and losses on securities available for sale are reported, net of tax, as a separate component of stockholders' equity. Realized gains and losses from the sales of available for sale securities are reported separately in the consolidated statements of operations and are calculated using the specific identification method.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth information about the executive officers and directors of the Company as of February 28, 2000. The business address of each executive officer and director is the address of the Company, 1776 SW Madison Street, Portland, OR 97205, and each executive officer and director is a United States Citizen, unless otherwise noted.

DIRECTORS

    LARRY B. FAIGIN, age 56, was appointed to the Board of Directors in June 1999 and was elected Chairman in September 1999. In December 1999,
Mr. Faigin was elected to a one-year term. Mr. Faigin is President and Chief Executive Officer of GreenPark Group, LLC, a company that specializes in acquiring environmentally-impacted land and remediating and improving the property for further development. Prior to joining that company, he was Chief Executive Officer of Home Capital Corporation, a subsidiary of HomeFed Bank. He also has served as a consultant to Chevron Corporation, and Chief Executive Officer and Director of Wood Bros. Homes, Inc.

    ELIZABETH F. AAROE, age 42, was appointed to the Board in June 1999 and, in December 1999, was elected to a one-year term. Ms. Aaroe is Principal of Fisher Consulting, LLC (FICO), a provider of specialized real estate advisory, management and disposition services. Ms. Aaroe and a consortium of advisors oversaw the management and dissolution of the real estate portfolio of Kentucky Central Life Insurance Company, one of the nation's largest life insurance company liquidations. Prior to 1993, Ms. Aaroe served in a variety of management positions, including Group Head at ABN-AMRO N.V.'s "bad bank" subsidiary.
Ms Aaroe spent her early career in corporate, project and real estate finance with Citicorp.

    ROBERT M. DEUTSCHMAN, age 42, was appointed to the Board in June 1999 and, in December 1999, was elected to a one-year term. Mr. Deutschman is a Managing Director of Cappello Capital Corp., a financial service and advisory company which engages in merchant banking, venture capital and investment banking. Prior to joining Cappello, Mr. Deutschman was a managing Director of Saybrook Capital Corp. From 1991 until 1994, Mr. Deutschman was a Senior Vice President and Director of Principal Investments in the Public Finance Group of Houlihan Lokey Howard & Zukin.

    PETER S. FISHMAN, age 52, was appointed to the Board in September 1999, and in December 1999, was elected to a one-year term. Mr. Fishman has been a Vice President at Houlihan Lokey, Howard & Zukan, an investment banking firm, since January 2000. Previously, Mr. Fishman was a Director of Helix Capital services, a private merchant bank engaged in investing in and providing merger and acquisition advisory services to its clients. Prior to joining Helix, Mr. Fishman was a partner in law firms in Los Angeles and San Francisco, specializing in financial reorganizations and restructurings. Mr. Fishman's practice focused on the representation of underperforming and troubled companies, both public and private, and the representation of financial institutions and other lenders in structuring new financings and the workout of troubled credits.

    DANIEL A. MARKEE, age 42, was appointed to the Board in June 1999 and, in December 1999, was elected to a one-year term. Mr. Markee is a principal of LendSource, Inc., a firm specializing in the origination of first mortgage, home equity and consumer installment debt. From 1993 until 1997, Mr. Markee was involved in the real estate investment business as President of Ferterra, Inc., and as a principal of Euro-American Partners, Inc.

    EDMUND M. KAUFMAN, age 69, was appointed as Director in September 1999 and, in December 1999, was elected to a one-year term (Mr. Kaufman's formal service as a director will commmence upon the receipt of OTS approval). Mr. Kaufman has been a partner with the law firm of Irell & Manella LLP for the last thirty-six
(36) years, specializing in mergers and acquisitions and corporate finance.
Mr. Kaufman
has served as a director of United PanAm Financial Corp. since October 1997, a director of Structural Research & Analysis Corp. since 1990, and a director of the Los Angeles Opera since 1986.

EXECUTIVE OFFICERS

    STEPHEN P. GLENNON, age 55, has been the Company's Chief Executive Officer since September 1999 and, in December 1999, was elected to a one-year term on the Board of Directors. From 1994 until joining the Company, Mr. Glennon served as Chief Executive Officer of Glennon Associates, a firm of private investment bankers specializing in financial restructuring and turnaround management of financial sector companies. Mr. Glennon previously served as an investment banker with Lehman Brothers, N.Y. and Lepercq de Neuflize & Co., N.Y.
Mr. Glennon currently serves as a director of New Water Street Corporation, N.Y. and Point Clear Holdings, N.Y.

    RICHARD S. CUPP, age 59, has been Chief Executive Officer and President of First Bank since November 1999. From July 1997 to July 1999, Mr. Cupp was President and Chief Executive Officer of HF Bancorp, the parent of Hemet Federal Bank. From July 1993 to March 1997, Mr. Cupp was President and Chief Executive Officer of Ventura County National Bancorp.

    GLENN J. OHL, age 45, is Chief Financial Officer of the Company, and has served in various senior financial positions with the Company and its affiliates since October 1996. From August 1995 until October 1996, Mr. Ohl was the Senior Vice President and Corporate Treasurer of CWM Mortgage Holdings, Inc. (now known as IndyMac), an affiliate of Countrywide Credit Industries, Inc., a residential financing company. From September 1992 until August 1995, Mr. Ohl was the Executive Vice President and Chief Financial Officer of ARCS Mortgage, Inc., a financing company.

    MARK H. PETERMAN, age 52, has been Executive Vice President, Legal Counsel and Secretary of the Company since July 1998. Mr. Peterman was a partner in the law firm of Stoel Rives LLP between 1975 and July 1998.

    JENNIFER G. COOPERMAN, age 39, has been Senior Vice President, Corporate Finance since November 1999. Previously, Ms. Cooperman was Deputy Superintendent and Chief Operating Officer of the New York State Insurance Department from
June 1997 until July 1999. From May 1996 to June 1997, Ms. Cooperman was the Director of Policy of the New York State Banking Department. From June 1993 to January 1995, Ms. Cooperman was Vice President, Mortgage Finance of Goldman Sachs & Co., a leading global investment banking and securities firm.

    GEOFFREY B. DAVIS, age 58, has been Senior Vice President, Administration since November 1999. From October 1997 to November 1999, Mr. Davis was Chief Information Officer of the Company. From 1970 to 1997, Mr. Davis held various senior management positions in information systems with Bank of America in Venezuela, Panama, Spain, Canada, Mexico and Brazil.

OTHER OFFICERS

    BRADLEY B. NEWMAN, age 38, has been Vice President, Capital
Markets/Securitization of Wilshire Funding Corporation since August 1998. From 1989 to 1998, Mr. Newman held various positions in the mortgage-backed securities area of Citicorp Securities, Inc., including Vice President/Senior ARMS Trader and Vice President/MBS Product Manager for Europe and the Middle East.

    JAY MEMMOTT, age 38, has been President of Wilshire Credit Corporation since November 1999, and has held other management positions with the Company since August 1997. From April 1990 to August 1997, Mr. Memmot was Vice President and Manager of Major Loan Administration at Coast Federal Bank.

    BRUCE WEINSTEIN, age 37, has been Senior Vice President and Chief Financial Officer of Wilshire Credit Corporation since November 1999. From March 1997 to November 1999, Mr. Weinstein was Vice

President, Finance of the Company. Previously, Mr. Weinstein held various financial positions in closely-held family businesses.

    RUSSELL T. CAMPBELL, age 36, has been Senior Vice President, Portfolio Manager of Wilshire Credit Corporation since April 1997. From 1992 to
March 1997, Mr. Campbell was Chief Financial Officer at Oregon Business Media.

    LAURIE MAGEE, age 36, has been Senior Vice President, Default Management at Wilshire Credit Corporation since November 1999, and has served in other management positions at WCC since October 1996. From February 1995 to
October 1996, Ms. Magee worked in Servicer Oversight at Credit Suisse First Boston/FGB Realty Advisors and Ontra, Inc. From 1993 to 1995, Ms. Magee was Manager of Residential REO at the J.E. Robert Company of New England.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires a company's directors and executive officers, and beneficial owners of more than 10% of the common stock of such company to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company's securities. To the knowledge of the Company, no director, officer, or beneficial owner of more than 10% of the Company's Common Stock has failed to timely furnish reports required of such person by Section 16(a) on Forms 3, 4 and 5.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    During 1999, as a result of the Company's restructuring, including emergence from bankruptcy and additional time requirements, each member of the Board of Directors who was not an officer or employee of the Company was paid in 1999 a monthly stipend of $4,167, a per-meeting fee of $1,000 for each Board of Directors' meeting attended in person and $500 for each meeting attended telephonically, and a $500 per-meeting fee for each committee meeting attended on days other than when Board of Directors' meetings were held. In addition, directors who served as chairs of a committee or of the Board received an additional yearly stipend of $5,000. Upon joining the Board, each non-employee director was also granted an initial option to purchase 30,000 shares of common stock at a price per share equal to the fair market value of the shares of common stock on the grant date. These options vest in thirds on each anniversary of the grant date. The directors also received options to purchase an additional 10,000 shares of common stock at a price per share equal to $1.0625, which options vest in thirds on each anniversary of December 2, 1999. Officers and employees of the Company who also serve as directors do not receive any retainer or additional fees for serving as a director.

    Director Elizabeth F. Aaroe was paid $15,000 in additional director fees during 1999 for additional Board-related duties.

    In 1999, Directors of the Company who also served as Directors of First Bank received from the Bank a monthly stipend of $1,250 and a per-meeting fee of $1,000 ($1,500 for the Chairman of First Bank) for each Board of Directors' meeting attended. In addition, the director who served as chair of the Loan Committee received a monthly stipend of $750, and other Loan Committee members received monthly stipends of $500. The chairmen of the ALCO, IAR and Audit Committees received monthly stipends of $250, and Committee members received per-meeting fees ranging from $300 to $500 for each meeting attended.

    Prior to the Company's restructuring, each member of the Board of Directors who was not an officer or employee of the Company was paid a per-meeting fee of $1,000 for each Board of Directors' meeting and a fee of $100 per hour for each committee meeting attended which was not held on a regularly scheduled meeting date. In addition, the chairmen of the various board committees received $10,000 per month to sit as chairmen. Officers and employees of the Company who also serve as directors do not receive any retainer or additional fees for serving as a director.

    For the year 2000, directors' fees have been reduced. Effective March 1, 2000, each member of the Board of Directors who is not an officer or employee of the Company is paid a monthly stipend of $2,083, a per-meeting fee of $1,000 for each Board of Directors' meeting attended in person and $500 for each meeting attended telephonically, and a $500 per-meeting fee for each committee meeting attended on days other than when Board of Directors' meetings are held. In addition, directors who serve as chair of the Audit Committee or of the Board receive an additional yearly stipend of $10,000, and the chairman of the Compensation Committee receives an additional yearly stipend of $5,000. Other members of the Audit Committee and Compensation Committee receive yearly stipends of $5,000 and $2,500, respectively. The Chairman of the Board of First Bank receives a yearly stipend of $10,000. Directors of WFSG who also serve as Directors of First Bank receive no additional yearly stipend.

    SUMMARY COMPENSATION TABLE

    The following table sets forth the total compensation paid or accrued by the Company for services rendered during the year ended December 31, 1999 to
(i) the two persons who served as Chief Executive Officer of the Company during the year, (ii) each of the four other most highly compensated executive officers of the Company who were serving as executive officers at December 31, 1999, and
(iii) an additional individual who would have been included in (ii) but for the fact that he was not serving as an executive officer at December 31, 1999.

                                                                   ANNUAL COMPENSATION
                                                 --------------------------------------------------------
                                                                              OTHER
                                                                              ANNUAL
NAME AND PRINCIPAL POSITION                        YEAR     SALARY ($)      BONUS ($)    COMPENSATION ($)
---------------------------                      --------   ----------      ----------   ----------------
Stephen P. Glennon.............................    1999      $ 89,349(1)    $       --             --
  Chief Executive Officer

Andrew A. Wiederhorn...........................    1999      $163,781(2)    $       --       $115,772(9)
  Chairman, Chief Executive Officer, Secretary     1998      $292,184       $1,546,027             --
  and Treasurer                                    1997      $300,000       $       --             --

Mark H. Peterman...............................    1999      $253,242       $  250,000             --
  Executive Vice President, Legal Counsel and      1998      $ 98,495(3)    $  125,000             --
  Secretary

Phillip D. Vincent(4)..........................    1999      $226,731       $  250,000             --
  President and Chief Operating Officer            1998      $200,639       $  100,000             --
                                                   1997      $237,036       $   20,833             --

Peter B. O'Kane(5).............................    1999      $217,356       $  100,000             --
  Senior Vice President, Loan Acquisitions         1998      $150,945       $   75,000             --
                                                   1997      $150,000       $   50,000             --

Scott McElroy(6)...............................    1999      $213,788       $  100,000             --
  Vice President and Risk Manager                  1998      $150,405(7)    $  100,000             --

Lawrence A. Mendelsohn.........................    1999      $199,395(8)    $       --       $100,862(10)
  President                                        1998      $295,967       $  867,720             --
                                                   1997      $300,000       $       --             --

------------------------

 (1) Mr. Glennon was hired in September 1999.

 (2) Mr. Wiederhorn's employment was terminated in September 1999.

 (3) Mr. Peterman was hired in July 1998.

 (4) Mr. Vincent resigned in January 2000.

 (5) Mr. O'Kane resigned in March 2000.

 (6) Mr. McElroy resigned in January 2000.

 (7) Mr. McElroy was hired in March 1998.

 (8) Mr. Mendelsohn's employment was terminated in September 1999.

 (9) Includes $76,496 for personal usage of the corporate jet.

(10) Includes $72,021 for personal usage of the corporate jet.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

    The following table provides information concerning stock options granted by the Company during the year ended December 31, 1999 to each of the Named Executive Officers.

                                                 % OF TOTAL                             POTENTIAL REALIZABLE
                                                OPTIONS/SARS                              VALUE AT ASSUMED
                                  NUMBER OF      GRANTED TO                             ANNUAL RATES OF STOCK
                                  SECURITIES    EMPLOYEES IN   EXERCISE                PRICE APPRECIATION FOR
                                  UNDERLYING     YEAR ENDED    OR BASE                     OPTION TERM(1)
                                 OPTIONS/SARS   DECEMBER 31,    PRICE     EXPIRATION   -----------------------
NAME                              GRANTED(#)        1999        ($/SH)       DATE          5%          10%
----                             ------------   ------------   --------   ----------   ----------   ----------
Richard S. Cupp................     200,000             --      $1.00        2009       $125,779     $318,748

------------------------

(1) These amounts represent hypothetical gains that could be achieved for the options if they are exercised at the end of their terms. The assumed 5% and 10% rates of stock price appreciation are mandated by rules of the Securities and Exchange Commission. They do not represent the Company's estimate or projection of future prices of the Common Stock.

EMPLOYMENT AND OTHER ARRANGEMENTS

    The Company entered into substantially similar employment agreements, effective June 10, 1999, with Andrew A. Wiederhorn (as Chief Executive Officer) and Lawrence A. Mendelsohn (as President) (each individually, an "Executive" and collectively, the "Executives"). Each agreement provides for an initial one-year term.

    The 1999 agreements provide for an annual base salary of $33,333 for Mr. Wiederhorn and $166,667 for Mr. Mendelsohn, an annual minimum bonus of $150,000 each, a capital bonus based on equity capital obtained for the Company, an earnings bonus equal to 3% of after-tax earnings of the Company, and a discretionary bonus to be determined by the Board of Directors. The agreements also provide that upon certain dates Mr. Wiederhorn would receive stock options equal to 2% of the common stock of the Company and Mr. Mendelsohn would receive stock options equal to 1% of the common stock of the Company.

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

    The agreement may be terminated at any time by the Executive or the Company for Cause or for any other reason (as each capitalized term is defined in the agreement).

    If the agreement is terminated other than for Cause, all unvested stock options automatically vest. If the agreement is terminated due to a Triggering Termination or if the agreement is not renewed, the Company has agreed to pay Capital Consultants, Inc. in the case of termination of Mr. Wiederhorn, two-thirds of the then outstanding balance of a non-interest-bearing note in the amount of $2.2 million, payable over a five-year period commencing on June 8, 1999 (the "WFSG Promissory Note"), and in the case of Mr. Mendelsohn, one-third of the then outstanding balance of the WFSG Promissory Note. A Triggering Termination means termination without cause, termination due to death or disability, or termination by the Executive due to certain specified causes.

    Each agreement provides that the Executive will maintain the confidentiality of Proprietary Information. Each agreement provides that during the term of the agreement and for six months thereafter each executive will not solicit employees of the company for employment elsewhere.

    On September 3, 1999 the employment of Messrs. Wiederhorn and Mendelsohn was terminated for Cause and is subject to litigation. See "Item 3--Legal Proceedings".

    On September 3, 1999 the Company hired Stephen Glennon to act as the Chief Executive Officer. Until April 1, 2000, Mr. Glennon's salary is $25,000 per month and in January 2000, Mr. Glennon was granted 400,000 stock options at a price of $1.0625 per share. One-third of the options vested on January 1, 2000, one-third of the options will vest on June 30, 2001 and one-third will vest on June 30, 2002. Commencing April 1, 2000 Mr. Glennon will receive a salary of $1 per year for two years, and will be reimbursed for certain rental and car expenses. Mr. Glennon also was granted 575,000 stock options (subject to shareholder approval) at a price of $1.1875 per share. Approximately 23,958 of the options vest each month of employment completed by Mr. Glennon. The options have acceleration provisions (subject to OTS approval) whereby, in the event of a change in control of the Company, the options would vest automatically and immediately become exercisable.

    On November 15, 1999 First Bank hired Richard S. Cupp as Chief Executive Officer and President for a two-year term. A signing bonus of $40,000 was paid to Mr. Cupp on January 3, 2000. Mr. Cupp's annual salary is $250,000 and
Mr. Cupp was granted 200,000 stock options at a price of $1.00 per share. One-third of the options vested on January 1, 2000, one-third of the options will vest on June 30, 2001, and one-third will vest on June 30, 2002. The options have acceleration provisions (subject to OTS approval) whereby, in the event of a change in control of the Company, the options would vest automatically and immediately become exercisable.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee report below shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the "Securities Act") or under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Securities Act or Exchange Act. The Compensation Committee of the Board of Directors of the Company (the "Committee") is made up exclusively of non-employee directors. New members of the Committee were appointed on July 22, 1999. The Committee administers the executive compensation programs of the Company. All actions of the Committee pertaining to executive compensation are submitted to the Board of Directors for approval.

    The Company's executive compensation program is designed to attract, retain, and motivate high caliber executives and to focus the interests of the executives on objectives that enhance stockholder value. These goals are attained by emphasizing "pay for performance" by having a portion of the executive's compensation dependent upon business results and by providing equity interests in the Company. The principal elements of the Company's executive compensation program are base salary and stock options. In addition, the Company anticipates that it will recognize individual contributions as well as overall business results, using a discretionary bonus program. The Company has engaged an executive compensation consulting firm to assist it in designing an overall executive compensation and incentive bonus plan.

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

    BONUSES

    Annual discretionary bonuses were paid by the Company and the Savings Bank in 1999. The amount of the annual discretionary bonuses paid to executives by the Company was in most cases established by retention letters that had been provided to the executives in May 1999 by prior management. Annual bonuses paid to other employees was based on salary levels for the employees.

    INCENTIVE STOCK OPTION PLAN

    At its annual shareholder meeting on December 2, 1999, the Company adopted a new Equity Participation Plan (the "Equity Participation Plan"). The purpose of the Equity Participation Plan is to enable the Company to attract, retain and motivate key employees, directors and, on occasion, consultants, by providing them with equity participation in the Company. Accordingly, the Equity Participation Plan permits the Company to grant incentive stock options ("ISOs"), non-statutory stock options ("NSOs"), restricted stock and stock appreciation rights (collectively "Awards") to employees, directors and consultants of the Company and subsidiaries of the Company. The Board of Directors has delegated administration of the Equity Participation Plan to the Committee.

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

    In 1999, the Committee granted options for a total of 200,000 shares of Common Stock to an executive officer. In January 2000 the Committee granted options for 1,625,000 shares of Common Stock to other executive officers, and in February 2000, options for an additional 575,000 shares were granted to the Company's Chief Executive Officer in consideration of Mr. Glennon's agreement to a salary of $1 per year commencing April 1, 2000.

                                          COMPENSATION COMMITTEE
                                          Daniel A. Markee
                                          Robert M. Deutschman
                                          Elizabeth F. Aaroe
                                          Edmund M. Kaufman

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Edmund M. Kaufman, who has been appointed as a Director of the Company pending OTS approval, is a partner with the law firm of Irell & Manella LLP, one of the Company's counsel. In 1999, the Company paid approximately $484,000 in legal fees to Irell & Manella.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    On July 22, 1999, Andrew A. Wiederhorn, Lawrence A. Mendelsohn, Elizabeth F. Aaroe, Robert M. Deutschman and Daniel A. Markee were appointed to the Compensation Committee. Messrs. Wiederhorn and Mendelsohn were then serving as the Company's Chief Executive Officer and President, respectively. As previously discussed, Messrs. Wiederhorn and Mendelsohn were terminated from their positions as executive officers in September 1999, and subsequently resigned as directors of the Company and its subsidiaries. Edmund M. Kaufman was appointed to the Compensation Committee, subject to OTS approval, on September 30, 1999 to fill one of the resulting vacancies.

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

    The following Performance Graph covers the period beginning July 7, 1999 when the Company's new Common Stock was first traded, through December 31, 1999. The graph compares the performance of the Company's Common Stock to the S&P 500 and a Financial Services Index ("FSI").

                                [Graph to come]

                         1999 MEASUREMENT PERIOD(1)(2)

                                                         JULY 7,    DECEMBER 31,
                                                           1999         1999
                                                         --------   ------------
Company................................................  $100.00       $ 39.29
FSI(3).................................................  $100.00       $ 70.29
S&P 500................................................  $100.00       $105.26

------------------------

(1) Assumes all distributions to stockholders are reinvested on the payment dates.

(2) Assumes $100 invested on July 7, 1999 in the Company's Common Stock, the S&P 500 Index and the FSI.

(3) The companies included in the FSI through December 31, 1999 are Advanta Corporation, Amresco Inc., Countrywide Credit Industries Inc., Imperial Thrift and Loan Capital and Ocwen Financial Corporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table shows, as of March 6, 2000, the beneficial ownership of Common Stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group.

NAME AND ADDRESS OF                                           AMOUNT AND NATURE OF
BENEFICIAL OWNER(1)                                         BENEFICIAL OWNERSHIP (2)   PERCENT OF CLASS
-------------------                                         ------------------------   ----------------
American Express Financial Advisors.......................           4,169,000               20.8
Wilshire Real Estate Investment Inc.......................           2,874,791               14.4
Capital Research and Management--Income Fund..............           2,150,517               10.7
Capital Research and Management--Bond Fund................           1,601,967                8.0
Lutheran Brotherhood Research Corp........................           1,457,358                7.3
Stephen P. Glennon........................................             157,291(3)          *
Richard S. Cupp...........................................              66,667(4)          *
Robert M. Deutschman......................................              55,000             *
Larry B. Faigin...........................................              50,000             *
Edmund M. Kaufman.........................................              50,000(5)          *
Elizabeth F. Aaroe........................................              10,000             *
Glenn J. Ohl..............................................                  37             *
Peter S. Fishman..........................................                  --                 --
Daniel A. Markee..........................................                  --                 --
Mark H. Peterman..........................................                  --                 --
Jennifer G. Cooperman.....................................                  --                 --
Geoffrey B. Davis.........................................                  --                 --
All directors and executive officers as a group (12
  persons)................................................             388,995(6)             1.9

------------------------

(1) The address for each stockholder is c/o Wilshire Financial Services Group Inc., 1776 S.W. Madison Street, Portland, OR 97205.

(2) Amounts include stock options vesting within 60 days of March 6, 2000.

(3) Includes 157,291 shares of Common Stock which may be acquired upon the exercise of options.

(4) Includes 66,667 shares of Common Stock which may be acquired upon the exercise of options.

(5) Mr. Kaufman was appointed as a Director but is awaiting seating pending OTS approval.

(6) Includes 223,958 shares of Common Stock which may be acquired upon the exercise of options.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial Statements

    See Index to Financial Statements immediately following Exhibit Index.

    (b) Reports on Form 8-K

       (i) Current report on Form 8-K, dated November 16, 1999 and

       (ii) Current report on Form 8-K, dated December 28, 1999.

    (c) Exhibits

    See Exhibit Index immediately following the signature page.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

Report of Independent Public Accountants....................    F-2

Consolidated Financial Statements:

  Consolidated Statements of Financial Condition December
    31, 1999, May 31, 1999 (unaudited) and December 31,
    1998....................................................    F-3

  Consolidated Statements of Operations Seven months ended
    December 31, 1999, five months ended May 31, 1999, and
    years ended December 31, 1998 and 1997..................    F-4

  Consolidated Statements of Cash Flows Seven months ended
    December 31, 1999, five months ended May 31, 1999, and
    years ended December 31, 1998 and 1997..................    F-5

  Consolidated Statements of Stockholders' Equity (Deficit)
    Seven months ended December 31, 1999, five months ended
    May 31, 1999, and years ended December 31, 1998 and
    1997....................................................    F-7

  Notes to Consolidated Financial Statements................    F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wilshire Financial Services Group Inc. and Subsidiaries:

    We have audited the accompanying consolidated statements of financial condition of Wilshire Financial Services Group Inc. and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the seven months ended December 31, 1999 and the five months ended May 31, 1999, and for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    As discussed in the Note 1, effective June 10, 1999, the Company was reorganized under a plan confirmed by the United States Bankruptcy Court in Wilmington, Delaware. At May 31, 1999, the Company adopted a new basis of accounting whereby all remaining assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements for periods subsequent to the reorganization are not comparable to the consolidated financial statements presented for prior periods.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Financial Services Group Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the seven months ended December 31, 1999 and the five months ended May 31, 1999, and for the years ended
December 31, 1998 and 1997 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Arthur Andersen LLP

Portland, Oregon
March 17, 2000

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         PREDECESSOR
                                                               REORGANIZED COMPANY         COMPANY
                                                            --------------------------   ------------
                                                                             MAY 31,
                                                            DECEMBER 31,      1999       DECEMBER 31,
                                                                1999       (UNAUDITED)       1998
                                                            ------------   -----------   ------------
                                        ASSETS
Cash and cash equivalents.................................    $ 54,168      $ 26,552      $   23,468
Mortgage-backed securities available for sale, at fair
  value...................................................      43,583        99,647         114,463
Mortgage-backed securities held to maturity, at amortized
  cost....................................................      10,166        11,993          13,580
Securities held to maturity, at amortized cost............       5,979         5,969           5,962
Loans, net................................................     437,600       491,576         455,561
Discounted loans, net.....................................      11,424        29,058          51,989
Loans and discounted loans held for sale, net, at lower of
  cost or market..........................................      34,150        45,757         284,672
Stock in Federal Home Loan Bank of San Francisco, at
  cost....................................................       5,575         4,655           5,332
Real estate owned, net....................................      11,571        35,374          62,168
Leasehold improvements and equipment, net.................       4,425         6,156           8,185
Accrued interest receivable...............................       3,939         5,138           5,468
Servicer advances, net....................................      25,074         7,552           5,007
Income tax receivable.....................................          --            --           9,865
Prepaid expenses and other assets.........................       6,864        17,860          38,533
                                                              --------      --------      ----------
      TOTAL...............................................    $654,518      $787,287      $1,084,253
                                                              ========      ========      ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
  Deposits................................................    $419,285      $497,424      $  510,430
  FHLB advances...........................................      80,000        21,000              --
  Short-term borrowings...................................      31,927       143,854         420,816
  Notes payable...........................................          --            --         184,245
  Notes payable to Wilshire Real Estate Investment Inc....       5,275        10,748          16,973
  Accounts payable and other liabilities..................      28,586        27,442          44,584
  Minority interest in Wilshire Credit Corporation........      11,112            --              --
                                                              --------      --------      ----------
      Total liabilities...................................     576,185       700,468       1,177,048
                                                              --------      --------      ----------
COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY (DEFICIT):
  New Common Stock $.01 par value, 20,033,600 shares
    authorized and outstanding............................      92,542        86,819              --
  Old Common stock $.01 par value, 50,000,000 shares
    authorized, 11,070,000 shares outstanding.............          --            --         117,708
  Treasury stock, 185,000 shares, at cost.................          --            --          (2,852)
  Retained deficit........................................     (14,091)           --        (183,294)
  Accumulated other comprehensive loss, net...............        (118)           --         (24,357)
                                                              --------      --------      ----------
      Total stockholders' equity (deficit)................      78,333        86,819         (92,795)
                                                              --------      --------      ----------
      TOTAL...............................................    $654,518      $787,287      $1,084,253
                                                              ========      ========      ==========

                See notes to consolidated financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                          REORGANIZED
                                                            COMPANY                 PREDECESSOR COMPANY
                                                         -------------   -----------------------------------------
                                                         SEVEN MONTHS    FIVE MONTHS
                                                             ENDED          ENDED       YEAR ENDED     YEAR ENDED
                                                         DECEMBER 31,      MAY 31,     DECEMBER 31,   DECEMBER 31,
                                                             1999           1999           1998           1997
                                                         -------------   -----------   ------------   ------------
INTEREST INCOME:
  Loans................................................    $ 30,389       $ 21,710      $ 111,444       $85,090
  Mortgage-backed securities...........................       5,313          5,481         25,676        20,785
  Securities and federal funds sold....................       2,170            674          3,396         4,182
                                                           --------       --------      ---------       -------
    Total interest income..............................      37,872         27,865        140,516       110,057
INTEREST EXPENSE:
  Deposits.............................................      14,707         11,206         25,566        25,687
  Borrowings...........................................       6,559         11,923         99,892        61,149
                                                           --------       --------      ---------       -------
    Total interest expense.............................      21,266         23,129        125,458        86,836
                                                           --------       --------      ---------       -------
NET INTEREST INCOME....................................      16,606          4,736         15,058        23,221
PROVISION FOR ESTIMATED LOSSES ON LOANS................       1,025          2,697         13,338         1,991
                                                           --------       --------      ---------       -------
NET INTEREST INCOME AFTER PROVISION FOR ESTIMATED
  LOSSES ON LOANS......................................      15,581          2,039          1,720        21,230
                                                           --------       --------      ---------       -------
OTHER INCOME (LOSS):
  Market valuation losses and impairments..............     (10,837)            --       (113,711)           --
  Write-down of mortgage servicing rights..............          --             --        (13,704)           --
  (Loss) gain on sales of loans........................      (1,671)         3,165         19,240        39,049
  Gain on sale of securities...........................         423             --          4,024         3,742
  Trading account gain, net............................          --             --          1,630         2,330
  Servicing revenue....................................       4,796          3,309          6,497         5,580
  Loan fees and charges................................       4,496          1,696          4,210           825
  Real estate owned, net...............................       2,348          1,466          5,508         6,309
  Bankcard income, net.................................       1,806          2,335          4,908         1,995
  Discontinuation of European Operations...............      (2,365)            --             --            --
  Other income (loss), net.............................       3,578          1,788        (12,755)        1,473
                                                           --------       --------      ---------       -------
    Total other income (loss)..........................       2,574         13,759        (94,153)       61,303
                                                           --------       --------      ---------       -------
OTHER EXPENSES:
  Compensation and employee benefits...................      17,502         11,796         36,787        14,404
  Loan service fees and expenses.......................         842          8,523         39,277        28,126
  Professional services................................       3,661          2,752          9,306         3,171
  Occupancy............................................       1,297          1,385          2,461         1,125
  FDIC insurance premiums..............................         311            501            896         1,049
  Corporate travel and development.....................       1,847            775          6,851         3,439
  Depreciation and amortization........................       1,390          1,161          3,995           495
  Other general and administrative expense.............       4,742          4,481         13,709         4,923
                                                           --------       --------      ---------       -------
    Total other expenses...............................      31,592         31,374        113,282        56,732
(LOSS) INCOME BEFORE REORGANIZATION ITEMS, INCOME TAX
  PROVISION (BENEFIT) AND EXTRAORDINARY ITEM...........     (13,437)       (15,576)      (205,715)       25,801
REORGANIZATION ITEMS (See Note 1)......................          --        (52,034)            --            --
                                                           --------       --------      ---------       -------
(LOSS) INCOME BEFORE INCOME TAX PROVISION (BENEFIT) AND
  EXTRAORDINARY ITEM...................................     (13,437)       (67,610)      (205,715)       25,801
INCOME TAX PROVISION (BENEFIT).........................         654            658         (4,056)       10,637
                                                           --------       --------      ---------       -------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM................     (14,091)       (68,268)      (201,659)       15,164
EXTRAORDINARY ITEM (See Note 3)........................          --        225,606             --            --
                                                           --------       --------      ---------       -------
NET (LOSS) INCOME......................................    $(14,091)      $157,338      $(201,659)      $15,164
                                                           ========       ========      =========       =======
(LOSS) EARNINGS PER SHARE:
  Basic:
    (Loss) income before extraordinary item............    $  (0.70)      $  (6.27)     $  (18.93)      $  1.79
    Net (loss) income..................................       (0.70)         14.45         (18.93)         1.79
  Diluted:
    (Loss) income before extraordinary item............    $  (0.70)      $  (6.27)     $  (18.93)      $  1.69
    Net (loss) income..................................       (0.70)         14.45         (18.93)         1.69

                 See notes to consolidated financial statements

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                          REORGANIZED
                                                            COMPANY                 PREDECESSOR COMPANY
                                                         -------------   -----------------------------------------
                                                         SEVEN MONTHS    FIVE MONTHS
                                                             ENDED          ENDED       YEAR ENDED     YEAR ENDED
                                                         DECEMBER 31,      MAY 31,     DECEMBER 31,   DECEMBER 31,
                                                             1999           1999           1998           1997
                                                         -------------   -----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income....................................    $(14,091)      $157,338     $  (201,659)    $  15,164
  Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
    Market valuation losses and impairments............      10,837             --         113,711            --
    Provision for estimated losses on loans............       1,025          2,697          13,338         1,991
    Provision for losses on real estate owned..........         638             --           6,225         1,944
    Write-downs from discontinuation of European
      operations.......................................       1,740             --              --            --
    Write-down of mortgage servicing rights............          --             --          13,704            --
    Asset valuation adjustments........................         158            647              --            --
    Depreciation and amortization......................       1,390          1,161           3,995           491
    Provision (benefit) for deferred income taxes......          --             --           4,437          (524)
    Gain on sale of real estate owned..................      (1,748)        (2,192)        (14,586)       (8,574)
    Loss on disposal of equipment......................          --             62              --            --
    Origination of loans held for sale.................        (367)          (169)       (745,940)      (77,918)
    Purchase of loans held for sale....................      (1,493)        (1,629)       (507,046)     (673,234)
    Proceeds from sale of loans held for sale..........       5,844        255,845         361,548       476,890
    Loss (gain) on sale of loans.......................       1,671         (3,165)        (19,425)      (39,049)
    Gain on sale of securities.........................        (423)            --          (4,024)       (3,742)
    Gain on trading securities.........................          --             --          (1,630)       (2,330)
    Amortization (accretion) of discounts and deferred
      fees.............................................          30            869         (19,031)      (28,952)
    Income on equity investments.......................        (128)          (291)           (301)         (241)
    Receipt of income tax refund.......................          --         12,219              --            --
    Other..............................................        (370)            --           5,920            --
    Reorganization items:
      Write-off of unamortized debt issuance costs.....          --         11,319              --            --
      European reorganization costs....................          --          2,492              --            --
      Adjustments to carrying amounts of assets and
        liabilities pursuant to fresh-start
        reporting......................................          --         37,601              --            --
    Gain on extinguishment of debt.....................          --       (225,606)             --            --
    Change in:
      Trading account securities.......................          --             --          23,730       (12,098)
      Servicer advances................................      (4,248)        (2,545)             --            --
      Accrued interest receivable......................       1,199            330           1,173        (3,124)
      Prepaid expenses and other assets................       2,181         (3,180)        (31,833)      (29,030)
      Due from affiliate, net..........................          --             --          64,643       (11,224)
      Accounts payable and other liabilities...........       2,135         12,893          28,829        (2,027)
      Minority interest in WCC.........................       5,440             --              --            --
                                                           --------       --------     -----------     ---------
        Net cash provided by (used in) operating
          activities...................................      11,420        256,696        (904,222)     (395,587)
                                                           --------       --------     -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of loans and discounted loans...............     (76,035)       (87,988)       (561,032)     (519,451)
  Loan repayments......................................      74,512         70,412         284,376       175,297
  Loan originations....................................     (20,035)       (11,746)        (65,829)           --
  Proceeds from sale of loans..........................      94,439             --       1,193,378        31,150
  Purchase of mortgage-backed securities available for
    sale...............................................          --             --        (133,092)     (308,387)
  Repayments of mortgage-backed securities available
    for sale...........................................       6,388          9,010          38,602        16,680
  Proceeds from sale of mortgage backed securities
    available for sale.................................      42,476             --         249,272        24,556
  Proceeds from maturity of securities held to
    maturity...........................................          --             --              --         1,500
  Repayments of mortgage-backed securities held to
    maturity...........................................       1,800          1,544           4,807         3,169
  Proceeds from FHLB stock dividend....................          --            750              --            --
  Purchases of FHLB stock..............................        (792)            --              --        (1,833)
  Purchases of real estate owned.......................          --           (708)        (18,355)      (47,445)
  Proceeds from sale of real estate owned..............      26,755         28,359         254,216        97,868
  Purchases of leasehold improvements and equipment....        (750)          (768)         (5,803)       (2,681)
  Purchase of equity securities........................          --             --         (14,731)           --
                                                           --------       --------     -----------     ---------
        Net cash provided by (used in) investing
          activities...................................     148,758       $  8,865     $ 1,225,809     $(529,577)
                                                           --------       --------     -----------     ---------

                 See notes to consolidated financial statements

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                          REORGANIZED
                                                            COMPANY                 PREDECESSOR COMPANY
                                                         -------------   -----------------------------------------
                                                         SEVEN MONTHS    FIVE MONTHS
                                                             ENDED          ENDED       YEAR ENDED     YEAR ENDED
                                                         DECEMBER 31,      MAY 31,     DECEMBER 31,   DECEMBER 31,
                                                             1999           1999           1998           1997
                                                         -------------   -----------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits..................    $(78,139)      $(13,256)     $  147,832     $(139,016)
  Net proceeds from issuance of common stock...........          --             --          61,811            --
  Repurchase of common stock...........................          --             --          (2,728)         (124)
  Proceeds from FHLB advances..........................      66,500         21,000              --            --
  Repayments of FHLB advances..........................      (7,500)            --              --            --
  Proceeds from short-term borrowings..................     151,792         78,579       1,814,937     1,618,113
  Repayments of short-term borrowings..................    (262,788)      (353,800)     (2,356,565)     (749,237)
  Repayment of note payable to WREI....................      (2,427)            --              --            --
  Proceeds from debtor-in-possession financing.........          --          5,000              --            --
  Proceeds from notes payable..........................          --             --              --       109,245
  Redemption of preferred stock........................          --             --         (29,521)           --
                                                           --------       --------      ----------     ---------
    Net cash (used in) provided by financing
      activities.......................................    (132,562)      (262,477)       (364,234)      838,981
                                                           --------       --------      ----------     ---------
    NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS......................................      27,616          3,084         (42,647)      (86,183)
CASH AND CASH EQUIVALENTS:
  Beginning of period..................................      26,552         23,468          66,115       152,298
                                                           --------       --------      ----------     ---------
  End of period........................................    $ 54,168       $ 26,552      $   23,468     $  66,115
                                                           ========       ========      ==========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--Cash
  paid during the period for:
  Interest.............................................    $ 18,653       $ 17,083      $   52,655     $  77,994
  Income taxes, net....................................         240          1,327           1,708         9,420
NONCASH INVESTING ACTIVITIES:
  Additions to real estate owned acquired in settlement
    of loans...........................................       1,830          3,547         122,704       135,205
  Transfer of securities previously classified as
    trading to available for sale......................          --             --          16,869            --
  Transfer of loans classified as discounted to
    available for sale.................................       9,743             --              --            --
NONCASH FINANCING ACTIVITIES:
  Pay in kind preferred stock dividend.................          --             --              --         1,604
  Preferred stock issued in exchange for cancellation
    of accounts payable................................          --             --              --        27,500
NONCASH REORGANIZATION ITEMS:
  Cancellation of old common stock.....................          --        114,856              --            --
  Issuance of new common stock in exchange for notes
    payable and accrued interest thereon...............          --         86,819              --            --
  Contribution of net assets of WCC....................       5,723             --              --            --

                 See notes to consolidated financial statements

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                  PREFERRED STOCK          COMMON STOCK           TREASURY STOCK       RETAINED
                                -------------------   -----------------------   -------------------    EARNINGS
                                 SHARES     AMOUNT      SHARES       AMOUNT      SHARES     AMOUNT    (DEFICIT)
                                --------   --------   -----------   ---------   --------   --------   ----------
BALANCE, DECEMBER 31, 1996....       --    $    --      7,570,000   $  55,897         --   $    --    $   5,222
  Comprehensive income:
    Net income................                                                                        $  15,164
      Unrealized loss on
        available-for- sale
        securities............
      Reclassification
        adjustment for losses
        on securities included
        in net income.........
  Total comprehensive
    income....................
  Treasury stock acquired.....                                                     5,000      (124)
  Issuance of preferred
    stock.....................   27,500     27,500
  Preferred stock dividend....                                                                           (1,604)
                                -------    --------   -----------   ---------   --------   -------    ---------

BALANCE, DECEMBER 31, 1997....   27,500     27,500      7,570,000      55,897      5,000      (124)      18,782
Comprehensive loss:
    Net loss..................                                                                         (201,659)
    Unrealized loss on
      available for sale
      securities..............
      Foreign currency
        translation...........
      Reclassification
        adjustment for losses
        on securities included
        in net income.........
  Total comprehensive loss....
  Treasury stock acquired.....                                                   180,000    (2,728)
  Preferred stock dividend....                                                                             (417)
  Preferred stock
    redemption................  (27,500)   (27,500)
  Common stock issuance, net
    of offering costs of
    $8,189....................                          3,500,000      61,811
                                -------    --------   -----------   ---------   --------   -------    ---------

BALANCE, DECEMBER 31, 1998....       --         --     11,070,000     117,708    185,000    (2,852)    (183,294)
  Comprehensive income:
    Net income................                                                                          157,338
    Unrealized holding losses
      on available for sale
      securities--net of
      tax.....................
    Unrealized loss on foreign
      currency translation....
  Total comprehensive
    income....................
  Impact of reorganization:
    Elimination of former
      equity in connection
      with bankruptcy plan....                        (11,070,000)   (117,708)  (185,000)    2,852       25,956
    Issuance of new equity in
      connection with
      bankruptcy plan.........                         20,033,600      86,819
                                -------    --------   -----------   ---------   --------   -------    ---------

BALANCE, MAY 31, 1999
  (Fresh-start reporting
    date).....................       --         --     20,033,600      86,819         --        --           --
  Comprehensive loss:
    Net loss..................                                                                          (14,091)
    Unrealized holding losses
      on available for sale
      securities--net of
      tax.....................
    Unrealized gain on foreign
      currency translation....
  Total comprehensive loss....
  Impact of reorganization:
    Contribution of equity of
      CWH.....................                                          5,723
                                -------    --------   -----------   ---------   --------   -------    ---------

BALANCE, DECEMBER 31, 1999....       --    $    --     20,033,600   $  92,542         --   $    --    $ (14,091)
                                =======    ========   ===========   =========   ========   =======    =========

                                 ACCUMULATED OTHER
                                   COMPREHENSIVE
                                   INCOME (LOSS)         TOTAL
                                --------------------   ---------
BALANCE, DECEMBER 31, 1996....        $   (97)         $  61,022
  Comprehensive income:
    Net income................                            15,164
      Unrealized loss on
        available-for- sale
        securities............         (8,908)            (8,908)
      Reclassification
        adjustment for losses
        on securities included
        in net income.........          6,072              6,072
                                                       ---------
  Total comprehensive
    income....................                            12,328
  Treasury stock acquired.....                              (124)
  Issuance of preferred
    stock.....................                            27,500
  Preferred stock dividend....                            (1,604)
                                      -------          ---------
BALANCE, DECEMBER 31, 1997....         (2,933)            99,122
Comprehensive loss:
    Net loss..................                          (201,659)
    Unrealized loss on
      available for sale
      securities..............        (48,434)           (48,434)
      Foreign currency
        translation...........          1,287              1,287
      Reclassification
        adjustment for losses
        on securities included
        in net income.........         25,723             25,723
                                                       ---------
  Total comprehensive loss....                          (223,083)
  Treasury stock acquired.....                            (2,728)
  Preferred stock dividend....                              (417)
  Preferred stock
    redemption................                           (27,500)
  Common stock issuance, net
    of offering costs of
    $8,189....................                            61,811
                                      -------          ---------
BALANCE, DECEMBER 31, 1998....        (24,357)           (92,795)
  Comprehensive income:
    Net income................                           157,338
    Unrealized holding losses
      on available for sale
      securities--net of
      tax.....................           (720)              (720)
    Unrealized loss on foreign
      currency translation....         (1,662)            (1,662)
                                                       ---------
  Total comprehensive
    income....................                           154,956
  Impact of reorganization:
    Elimination of former
      equity in connection
      with bankruptcy plan....         26,739            (62,161)
    Issuance of new equity in
      connection with
      bankruptcy plan.........                            86,819
                                      -------          ---------
BALANCE, MAY 31, 1999
  (Fresh-start reporting
    date).....................             --             86,819
  Comprehensive loss:
    Net loss..................                           (14,091)
    Unrealized holding losses
      on available for sale
      securities--net of
      tax.....................            (29)               (29)
    Unrealized gain on foreign
      currency translation....            (89)               (89)
                                                       ---------
  Total comprehensive loss....                           (14,209)
  Impact of reorganization:
    Contribution of equity of
      CWH.....................                             5,723
                                      -------          ---------
BALANCE, DECEMBER 31, 1999....        $  (118)         $  78,333
                                      =======          =========

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. RESTRUCTURING OF THE COMPANY

    In order to address liquidity concerns and to improve Wilshire Financial Services Group Inc.'s ("WFSG" or the "Company") financial condition, the Company and an unofficial committee of holders of a majority of the Company's
$184.2 million in outstanding publicly issued notes agreed, in November 1998, to a restructuring of the Company whereby (i) the noteholders would exchange their notes for new common stock in the Company; (ii) the Company's existing common stock and options would be canceled; and (iii) noteholders would reallocate up to 0.6% of the new common stock to the then existing stockholders of the Company.

    In connection with the plan of reorganization (the "Plan"), the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Federal Bankruptcy Court in Wilmington, Delaware on March 3, 1999. On April 12, 1999, the Plan was approved by the bankruptcy court. On June 10, 1999, the Plan became effective, the Company emerged from bankruptcy and a new Board of Directors was seated.

    Pursuant to the Plan, the holders of the Company's $184.2 million in outstanding publicly issued notes received approximately 96.16 shares of new common stock for every $1,000 of notes, including accrued interest through March 2, 1999 (see Note 3--Extraordinary Item). An additional portion of the new common stock was issued to Wilshire Real Estate Investment Inc. ("WREI", formerly known as Wilshire Real Estate Trust Inc.) in exchange for other debt owed to it. A portion of the new common stock was reallocated by the noteholders so that holders of the old common stock received approximately 0.6% of the outstanding shares of new common stock. The principal stockholders, Andrew A. Wiederhorn and Lawrence A. Mendelsohn, received 1 share of new common stock for every 136.07 shares of old common stock held by them. The registered holders other than the principal stockholders received approximately 1 share of new common stock for every 77.28 shares of old common stock. WREI received 2,874,791 shares of new common stock, representing a 14.4% ownership interest in the Company (see Note 17--Investment in WREI).

    As part of the Plan, the servicing of the Company's assets currently is conducted by Wilshire Credit Corporation ("WCC" (formerly WCC Inc.)), a newly formed, majority-owned subsidiary of the Company. Prior to the reorganization, the Company's assets were serviced by the company formerly named Wilshire Credit Corporation (now known as Capital Wilshire Holdings Inc. ("CWH")), a company previously owned by Andrew A. Wiederhorn and Lawrence A. Mendelsohn. As part of the Plan, the Company entered into concurrent negotiations with the owners of CWH and the principal creditor of CWH, Capital Consultants Inc. ("CCI"), to incorporate the servicing operations of CWH into WFSG. CWH was in default on a loan from its principal creditor, CCI. A portion of that loan had been guaranteed by the Company. CCI took control of CWH and in exchange for releases from such debt, CWH contributed its assets and certain liabilities to WCC and, in exchange for such assets and liabilities and CCI's release of the Company's loan guaranty to CCI, WFSG transferred 49.99% of the equity of WCC to CWH. As a result, the Company currently owns 100% of the Class A voting common stock (representing 50.01% of the economic value) of WCC, and CWH owns 100% of the Class B non-voting common stock and the remaining 49.99% economic interest of WCC. Class B non-voting common stock is convertible into voting common stock on a share-for-share basis and, under certain circumstances, convertible into WFSG Common stock. Class B non-voting common stock also has a liquidation preference of approximately $19.3 million. The Company accounted for the acquisition of the assets and certain liabilities of CWH under Accounting Principles Board Opinion No. 16, BUSINESS COMBINATIONS. WFSG contributed the stock of WSC to WCC at its book value.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. RESTRUCTURING OF THE COMPANY (CONTINUED)
    In January 1999, WREI agreed to provide the Company debtor-in-possession financing of up to $10.0 million (the "DIP Facility") as part of a compromise and settlement of a $17.0 million obligation payable from the Company to WREI. The DIP Facility bears interest at 12% and is secured by the stock of First Bank of Beverly Hills, FSB ("First Bank"), WFSG's savings bank subsidiary. WREI funded $5.0 million of the DIP Facility on March 3, 1999, but did not provide the remaining balance. Accordingly, 50% or approximately $8.5 million, of the Company's obligation payable to WREI was converted into 6% pay-in-kind ("PIK") Notes due 2006, and the remaining $8.5 million of the Company's obligation was treated PARI PASSU with WFSG's noteholders and converted to newly issued common stock of WFSG on the effective date of the Plan. Following the completion of WFSG's reorganization, the DIP Facility became an ordinary secured lending facility with no special priority accorded by bankruptcy law.

    Revenues and expenses resulting from the reorganization of the Company while it was in Chapter 11 have been segregated and recorded as Reorganization Items in the consolidated statements of operations and include the following for the five months ended May 31, 1999:

                                                             FIVE MONTHS ENDED
                                                                MAY 31, 1999
                                                           ----------------------
                                                           (DOLLARS IN THOUSANDS)
Write-off of unamortized debt issuance costs.............         $11,319
Professional services....................................             609
European restructuring costs.............................           2,492
Fresh-start reporting adjustments to assets and
  liabilities............................................          37,601
Other general and administrative expenses................              13
                                                                  -------
                                                                  $52,034
                                                                  =======

    Costs incurred to issue the $184.2 million notes were previously capitalized and were being amortized over the life of the notes. The remaining unamortized balance of such costs associated with the notes have been written-off. Professional services included in Reorganization Items represent services provided in connection with the Plan after the March 3, 1999 Chapter 11 filing date.

    In March 1999, WFSG developed and communicated a plan to restructure its European operations and reduce its workforce. Costs included in Reorganization Items as of May 31, 1999 consist primarily of severance related compensation, the write-off of certain leasehold improvements and other office closure related costs.

    The effects of the fresh-start reporting adjustments are detailed in Note 2 below in reconciling the predecessor Company's balance sheet to the successor Company's balance sheet as of May 31, 1999.

    Due to the reorganization of the Company, management of the Company does not believe that the results of operations of the predecessor company for the five months ended May 31, 1999 are indicative of the performance of the reorganized company following the effective date of the Plan.

2. FRESH-START REPORTING

    The Company's Plan was accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP 90-7"). The accounting of SOP 90-7 resulted in the creation of a new entity for

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. FRESH-START REPORTING (CONTINUED)
financial reporting purposes. The Company adopted fresh-start reporting because holders of the Company's existing common stock immediately before filing and confirmation of the Plan received less than 50% of the new common stock of the emerging entity and the Company's reorganized value is less than its postpetition liabilities and allowed claims. The reorganization value of the Company was determined by estimating the fair value of its net assets as of the fresh-start reporting date.

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

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. FRESH-START REPORTING (CONTINUED)
    The effect of the plan of reorganization and the implementation of fresh-start reporting on the Company's balance sheet as of May 31, 1999 is as follows (unaudited):

                                                              ADJUSTMENTS TO RECORD CONFIRMATION OF PLAN
                                         PREDECESSOR    -------------------------------------------------------    REORGANIZED
                                          COMPANY'S     FORGIVENESS   FRESH-START    CANCELLATION   ISSUANCE OF     COMPANY'S
                                        BALANCE SHEET     OF DEBT     ADJUSTMENTS    OF OLD STOCK    NEW STOCK    BALANCE SHEET
                                        -------------   -----------   ------------   ------------   -----------   -------------
                                                                        (DOLLARS IN THOUSANDS)
                              ASSETS
Cash and cash equivalents.............    $  26,552      $      --      $     --       $    --       $     --       $ 26,552
Mortgage-backed securities available
  for sale............................       99,124                          523                                      99,647
Mortgage-backed securities held to
  maturity............................       11,993                                                                   11,993
Securities held to maturity...........        5,969                                                                    5,969
Loans, net............................      490,498                        1,078                                     491,576
Discounted loans, net.................       29,058                                                                   29,058
Loans held for sale, net, at lower of
  cost or market......................       45,757                                                                   45,757
Stock in Federal Home Loan Bank of San
  Francisco, at cost..................        4,655                                                                    4,655
Real estate owned, net................       33,966                        1,408                                      35,374
Leasehold improvements and equipment,
  net.................................        6,474                         (318)                                      6,156
Accrued interest receivable...........        5,138                                                                    5,138
Servicer advances.....................        7,552                                                                    7,552
Mortgage servicing rights, net........        2,192                       (2,192)                                         --
Prepaid expenses and other assets.....       23,508             --        (5,648)           --             --         17,860
                                          ---------      ---------      --------       -------       --------       --------
TOTAL ASSETS..........................    $ 792,436      $      --      $ (5,149)      $    --       $     --       $787,287
                                          =========      =========      ========       =======       ========       ========
                LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
  Liabilities not subject to
    compromise:
    Deposits..........................    $ 497,174      $      --      $    250       $    --       $     --       $497,424
    Short-term borrowings.............      163,064                        1,790                                     164,854
    Notes payable to Wilshire Real
      Estate Investment Inc...........       13,486         (2,738)       10,748
    Accounts payable and other
      liabilities.....................       26,165          1,277        27,442
  Liabilities subject to compromise...      225,606       (225,606)           --            --             --             --
                                          ---------      ---------      --------       -------       --------       --------
      Total liabilities...............      925,495       (225,606)          579            --             --        700,468
                                          ---------      ---------      --------       -------       --------       --------
Stockholders' Equity:
    Common stock......................      117,708       (117,708)       86,819        86,819
    Treasury stock....................       (2,852)         2,852            --
    Retained deficit..................     (216,042)       225,606       (37,601)      114,856        (86,819)            --
    Accumulated other comprehensive
      loss, net.......................      (31,873)            --        31,873            --             --             --
                                          ---------      ---------      --------       -------       --------       --------
      Total stockholders' (deficit)
        equity........................     (133,059)       225,606        (5,728)           --             --         86,819
                                          ---------      ---------      --------       -------       --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY..............................    $ 792,436      $      --      $ (5,149)      $    --       $     --       $787,287
                                          =========      =========      ========       =======       ========       ========

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. EXTRAORDINARY ITEM--GAIN ON EXTINGUISHMENT OF DEBT

   In connection with its restructuring, the Company exchanged its notes payable and certain other outstanding claims for new common stock in the Company. This gain on extinguishment of debt is reported in the consolidated statements of operations for the five-month period ended May 31, 1999 as an extraordinary item in the amount of $225.6 million, and is comprised of the following liabilities:

                                                           (DOLLARS IN THOUSANDS)
Notes payable............................................         $184,245
Accrued interest on notes payable........................           14,536
Payable to Captial Wilshire Holdings, Inc. (formerly
  known as Wilshire Credit Corporation)..................           18,338
Payable to Wilshire Real Estate Investment Inc...........            8,487
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

    The gain on extinguishment of debt will cause a reduction of tax attributes, such as net operating losses, capital losses and the tax basis of assets (see
Note 13).

4. MARKET VALUATION LOSSES AND IMPAIRMENTS

    The Company evaluates, on an ongoing basis, the carrying value of its securities portfolio. To the extent differences between the book bases of the securities accounted for as available-for-sale and their current market values are deemed to be temporary in nature, such unrealized gains or losses are reflected directly in stockholders' equity, as "accumulated other comprehensive income or (loss)." Impairments that are deemed to be other than temporary are charged to income, as "market valuation losses and impairments." In evaluating impairments as other than temporary, the Company considers the magnitude and trend in the decline of the market value of securities, the Company's ability to collect all amounts due according to the contractual terms and the Company's expectations at the time of purchase.

    Total market valuation losses and impairments recorded in net loss for the seven months ended December 31, 1999 was approximately $10.8 million. Of this amount, $5.1 million relates to sales of mortgage-backed securities.
$1.5 million relates to other than temporary impairment of mortgage-backed securities remaining in the portfolio, $0.4 million relates to real estate owned which was sold subsequent to year-end, $1.6 million relates to our investment in WREI which, was sold in December 1999, $0.9 million relates to sales of other assets, and $1.3 million relates to equipment and other assets remaining at December 31, 1999. The Company believes that the decline in the value of these assets is other than temporary. There were no recorded market valuation losses and impairments for the five months ended May 31, 1999.

    Total market valuation losses and impairments recorded in net loss for the year ended December 31, 1998 was approximately $113.7 million. Of this amount, $22.2 million relates to sales of mortgage-backed securities, $9.2 million relates to other than temporary impairment of mortgage-backed securities remaining in the portfolio, $36.6 million relates to sales of loans held for sale, discounted loans and real estate owned, $15.3 million relates to hedge losses previously deferred in the Company's Consolidated Statement of Financial Condition (see Note 14, Commitments, Contingencies and Off-Balance Sheet Risk), and

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. MARKET VALUATION LOSSES AND IMPAIRMENTS (CONTINUED)
$30.4 million relates to valuation allowances provided by management relating to loans held for sale and discounted loans held by the Company as of December 31, 1998.

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS--The operations of the Company are conducted primarily through nonbank subsidiaries, Wilshire Funding Corporation ("WFC") and Wilshire Credit Corporation ("WCC"), and through a second-tier subsidiary savings bank, First Bank of Beverly Hills F.S.B., ("FBBH" or the "Bank"). See Note 1 regarding the pledge of the stock of FBBH to secure the DIP facility in 1999.

    The Company is primarily engaged in the acquisition and servicing of pools of performing, sub-performing and non-performing residential and commercial mortgage loans, as well as foreclosed real estate and mortgage-backed securities. The Company also acquires newly originated residential mortgage loans through correspondents and operates a merchant bankcard processing business. The Company's primary sources of revenue are from interest income from real estate and consumer loans acquired in purchase transactions, mortgage-backed securities, income from loan sale and securitization transactions, and, to a lesser extent, revenues from merchant bankcard operations.

    Administrative headquarters of the Company, WFC and WCC are located in Portland, Oregon. The Bank is a federally chartered savings institution regulated by the Office of Thrift Supervision ("OTS"). The Bank conducts its operations through a branch and a merchant bankcard center in Southern California.

    The Company began operations in France and the United Kingdom and Ireland (the "European Operations") in 1996. The total assets of these operations as of December 31, 1999 and 1998 were $13,929 and $48,226, respectively, consisting primarily of real estate and real estate secured loans. The Company is in the process of selling and winding down its European operations.

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

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Effective May 31, 1999, as part of its restructuring, the Company formed a majority-owned (50.01%) subsidiary, WCC, to perform asset servicing operations (see Note 1). The accompanying consolidated financial statements include the accounts of WCC for periods subsequent to May 31, 1999. The remaining 49.99% interest in WCC held by CWH is reflected as "Minority Interest in WCC" in the accompanying consolidated financial statements.

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

    SECURITIES AND MORTGAGE-BACKED SECURITIES--The Company's securities portfolios consist of mortgage-backed and other debt securities that are classified as held to maturity and available for sale. Securities are classified as held to maturity when management has the ability and the positive intent to hold the securities to maturity. Securities classified as held to maturity are carried at their historical cost basis, adjusted for the amortization of premiums and accretion of discounts using a method that approximates the interest method. Securities are classified as available for sale when the Company intends to hold the securities for an indefinite period of time, but not necessarily to maturity. Securities classified as available for sale are reported at their fair market values with unrealized holding gains and losses on securities reported, net of tax, when applicable, as a separate component of comprehensive income in stockholders' equity (deficit). Holding gains and losses on securities classified as available for sale that are determined by management to be other than temporary in nature are reclassified from the unrealized holding losses included in accumulated other comprehensive (loss) income to current operations. Realized gains and losses from the sales of available for sale securities are reported separately in the Consolidated Statements of Operations and are calculated using the specific identification method.

    LOANS, DISCOUNTED LOANS, LOANS AND DISCOUNTED LOANS HELD FOR SALE AND ALLOWANCE FOR LOAN LOSSES--The Company's principal business involves acquiring performing, sub-performing and non-performing loan portfolios, for prices generally at or below face value (i.e., unpaid principal balances plus accrued interest). Nonperforming loans are generally acquired at deep discounts to face value and are classified as discounted loans in the Consolidated Statements of Financial Condition. Loans that have been identified as likely to be sold are classified as loans and discounted loans held for sale in the Consolidated Statements of Financial Condition. Loans other than discounted loans and loans and discounted loans held for sale are classified simply as loans.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Discounted loans are presented in the Consolidated Statements of Financial Condition net of unaccreted discount and allowance for loan losses established for those loans. Unaccreted discounts represent the portion of the difference between the purchase price and the principal face amount on specific loans that is available for accretion to interest income. The allowance for loan losses includes valuation allowances for estimated losses against the cost of the loans that are established at acquisition and for subsequent valuation adjustments that are provided for through current period earnings and are based on discounted future cash flows or the fair value of the underlying real estate collateral for collateral dependent loans. If total cash received on a pool of loans exceeds original estimates, excess specific valuation allowances are recorded as additional discount accretion on the cost-recovery method. The allocated specific valuation allowances are included in the allowance for loan losses. Where appropriate, discounts are accreted into interest income on a cash basis.

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

    Certain loans and discounted loans are designated as loans and discounted loans held for sale (including loans originated by the Company) and are presented at the lower of cost or fair value. Cost is determined as described above. If fair value is less than cost, a valuation allowance is recorded through a charge to earnings to reduce the carrying value to fair value.

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

    All specific and general valuation allowances established for pools of loans and discounted loans are recorded in the allowance for loan losses. The allowance for each pool is decreased by the amount of loans charged off and is increased by the provision for estimated losses on loans and recoveries of previously charged-off loans. The allowance for each pool is maintained at a level believed adequate by management

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) to absorb probable losses. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, previous loan loss experience, current economic conditions, volume, growth and composition of the portfolio and other relevant factors. Actual losses may differ from management's estimates.

    It is the Company's policy to establish an allowance for uncollectable interest on loans that are past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

    MORTGAGE SERVICING RIGHTS--The Company capitalizes mortgage servicing rights retained when the mortgage loans are either sold or securitized, based upon the allocation of loan basis between the loans sold or securitized and the servicing rights retained based on their relative fair market values. Servicing assets and liabilities are subsequently amortized in proportion to and over the period of estimated net servicing income. Impairment of mortgage servicing rights is evaluated by comparing the carrying amounts to the estimated fair values. The Company wrote-down mortgage servicing rights by $13,704 during the year ended December 31, 1998, and wrote down $2,192 pursuant to Fresh Start Reporting (see
Note 2). These write-downs were a result of faster than expected prepayments and management's revised estimates of future prepayments and other factors.

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

    FOREIGN CURRENCY TRANSLATION--All assets and liabilities relating to the Company's foreign activities are translated at current exchange rates. The results of the Company's foreign operations are translated at the average exchange rate for each reporting period. Translation adjustments, related hedging results and applicable income taxes are included, when material, in the accumulated translation adjustments as a

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) separate component of comprehensive (loss) income within stockholders' equity (deficit). The Company had unrealized gains from foreign currency translation adjustments of $89 and $1,287 included in accumulated other comprehensive (loss) income, net, as of December 31, 1999 and 1998, respectively.

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

    SERVICER ADVANCES--In the normal course of performing loan servicing activities, WCC makes servicer advances to various unrelated third parties which represent (1) impound payments on securitizations and other servicing arrangements, (2) scheduled remittances of principal and interest on certain securitizations, and (3) loan collection costs on securitizations and other servicing arrangements. These advances are netted for purposes of the accompanying combined financial statements by collections from mortgagors which are used to fund these advances.

    INCOME TAXES--The provision (benefit) for income taxes is based on income
(loss) recognized for financial statement purposes. The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return. Certain foreign subsidiaries and WCC which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. federal income tax return and separate provisions for income taxes have been determined for these entities. Deferred income taxes result from temporary differences between financial statement income and that recognized for tax return purposes, carryforwards of losses and income tax credits. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized.

    The Company and its U.S. subsidiaries have entered into a tax sharing agreement where the tax liability is to be allocated pro rata among entities that would have paid tax if they had filed separate income tax returns. In addition, those entities reimburse loss entities pro rata for the reduction in tax liability as a result of their losses.

    BANKCARD OPERATIONS--Bankcard income, net, includes merchant discounts and transaction fees for processing Visa-Registered Trademark- and Mastercard-Registered Trademark- transactions and is offset by bankcard expense consisting primarily of fees paid to the Company's third-party processors and interchange fees paid to card-issuing banks. Other direct and indirect costs of Bankcard operations are included in various other categories of expenses and are not specifically allocated separately from other operating expenses of the Company.

    (LOSS) INCOME PER SHARE--Basic (loss) income per share ("EPS") excludes dilution and is computed by dividing (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the (loss) earnings of the Company.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NEW ACCOUNTING PRONOUNCEMENTS--SFAS No. 130, "Reporting Comprehensive Income," requires companies to report all changes in equity during a period, except those relating to investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has adopted this statement retroactively and chosen to disclose comprehensive (loss) income for the seven months ended December 31, 1999, the five months ended
May 31, 1999, and for the years ended December 31, 1998 and 1997 which encompasses net (loss) income, unrealized holding losses on available for sale securities and currency translation adjustments, on the face of the accompanying Consolidated Statements of Stockholders' Equity (Deficit).

    In 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes standards for the way that public entities report selected information about operating segments in annual financial statements and requires that those entities report selected information about operating segments in interim financial reports issued to shareholders. The segment information required by this pronouncement is disclosed in the notes to the Company's consolidated financial statements (See
Note 21).

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the consolidated statement of financial condition as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gain or loss to be offset with the related results on the hedged item in the consolidated statement of operations, or in certain circumstances can be deferred in other comprehensive income and later offset with the results of the hedged item in the Consolidated Statement of Operations. A company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Management expects that the Company will adopt SFAS No. 133 effective the year beginning January 1, 2001. Management has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the method of its adoption of SFAS No. 133. However, the Statement could increase volatility in earnings and other comprehensive income.

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

    RECLASSIFICATIONS--Certain items in the consolidated financial statements for 1998 and 1997 were reclassified to conform to the 1999 presentation, none of which affect previously reported net income.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. SECURITIES

    The amortized cost, fair value and gross unrealized gains and losses on U.S. Treasury Notes and mortgage-backed securities as of December 31, 1999 and 1998 are shown below. Fair market value estimates were obtained from independent parties.

                                                                                            ESTIMATED
                                                                    GROSS        GROSS        FAIR
                                                      AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                        COST        GAINS        LOSSES      VALUES
                                                      ---------   ----------   ----------   ---------
DECEMBER 31, 1999
Available-for-sale mortgage-backed securities.......  $ 43,634      $  127       $   178    $ 43,583
                                                      ========      ======       =======    ========
Held-to-maturity:
  U.S. Treasury notes...............................  $  5,979      $    6       $    --    $  5,985
  Mortgage-backed securities........................    10,166          --           236       9,930
                                                      --------      ------       -------    --------
    Total held-to-maturity..........................  $ 16,145      $    6       $   236    $ 15,915
                                                      ========      ======       =======    ========

DECEMBER 31, 1998
Available-for-sale mortgage-backed securities.......  $140,107      $2,317       $27,961    $114,463
                                                      ========      ======       =======    ========
Held-to-maturity:
  U.S. Treasury notes...............................  $  5,962      $  250       $    --    $  6,212
  Mortgage-backed securities........................    13,580          --            69      13,511
                                                      --------      ------       -------    --------
    Total held-to-maturity..........................  $ 19,542      $  250       $    69    $ 19,723
                                                      ========      ======       =======    ========

    The amortized cost of the securities reflects the impairment adjustments deemed to be other than temporary as discussed in Note 4, above. The total amount of impairment write downs were $6.6 million and $31.4 million for the seven months ended December 31, 1999 and the year ended December 31, 1998, and have been reflected as market valuation losses and impairments in the accompanying consolidated statement of operations. There were no impairment write-downs recognized during the five months ended May 31, 1999 or the year ended December 31, 1997.

    At December 31, 1999, the net unrealized loss on available-for-sale mortgage-backed securities totaled approximately $51. In the opinion of management, these losses represent temporary declines in the fair market values of such securities and do not represent other than temporary declines in such market values. Should the nature and duration of these market value declines for such securities change in the future, such changes in management's estimates will be reflected as losses in the Company's Consolidated Statements of Operations at that time.

    During the year ended December 31, 1998, the Company reclassified securities with carrying value of $16,869 from trading account to available for sale.

    The Company expects to receive payments on all mortgage-backed securities over periods that are considerably shorter than the contractual maturities of the securities, which range from 6 to 30 years. Securities held to maturity other than mortgage-backed securities at December 31, 1999 and 1998 had contractual maturities of one to five years.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. SECURITIES (CONTINUED)
    At December 31, 1999 and 1998, securities with carrying values of $55,999 and $123,546, respectively, and market values of approximately $55,810 and $123,736, respectively, were pledged to secure merchant bankcard transactions, short-term borrowings and lines of credit (see Note 12). Of the total securities pledged, securities with fair values of approximately $55,810 and $133,961 were held by a third-party custodian as of December 31, 1999 and 1998, respectively.

    Gains and losses from the sale of securities available for sale were $571 and $148, respectively, during the seven months ended December 31, 1999 and $10,062 and $6,038, respectively, during the year ended December 31, 1998. Gains from the sale of securities available for sale were $3,742 during the year ended December 31, 1997, and there were no losses during that period. There were no gains or losses from such sales during the five months ended May 31, 1999.

7. LOANS, DISCOUNTED LOANS AND LOANS HELD FOR SALE

    The Company's loans are comprised of loans, discounted loans and loans held for sale. Following is a summary of each loan category by type:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
LOANS
Real estate loans:
  One to four units.........................................  $176,006   $259,150
  Over four units...........................................    96,611     65,482
  Commercial................................................   162,975    125,809
  Land......................................................        --        457
                                                              --------   --------
  Total loans secured by real estate........................   435,592    450,898
Other loans.................................................    12,144     16,122
                                                              --------   --------
                                                               447,736    467,020
Less:
  Allowance for loan losses.................................   (14,656)   (18,163)
  Premium on purchased loans and deferred fees..............     4,520      6,704
                                                              --------   --------
                                                              $437,600   $455,561
                                                              ========   ========

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. LOANS, DISCOUNTED LOANS AND LOANS HELD FOR SALE (CONTINUED)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
DISCOUNTED LOANS
Real estate loans:
  One to four units.........................................  $14,369    $ 93,133
  Over four units...........................................       --       2,188
  Commercial................................................      444      17,964
  Land......................................................       --       3,937
                                                              -------    --------
  Total loans secured by real estate........................   14,813     117,222
Other loans.................................................      431     227,844
                                                              -------    --------
                                                               15,244     345,066
Less:
  Market valuation losses and impairments...................       --     (22,455)
  Allowance for loan losses.................................   (3,318)   (262,026)
  Discount on purchased loans...............................     (502)     (8,596)
                                                              -------    --------
                                                              $11,424    $ 51,989
                                                              =======    ========

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
LOANS AND DISCOUNTED LOANS HELD FOR SALE
Real estate loans:
  One to four units.........................................  $ 23,913   $199,302
  Over four units...........................................     6,189      1,597
  Commercial................................................    26,885     25,598
  Land......................................................        --      3,434
                                                              --------   --------
  Total loans secured by real estate........................    56,987    229,931
Other loans.................................................   228,395     70,219
                                                              --------   --------
                                                               285,382    300,150
Less:
  Market valuation losses and impairments...................        --     (7,945)
  Allowance for loan losses, deferred fees, and discounts
    and premium on purchased loans..........................  (251,232)    (7,533)
                                                              --------   --------
                                                              $ 34,150   $284,672
                                                              ========   ========

    As of December 31, 1999 and 1998 loans with adjustable rates of interest were $137,184 and $383,264, respectively, and loans with fixed rates of interest were $611,178 and $728,972, respectively. Adjustable-rate loans are generally indexed to U.S. Treasury Bills, the FHLB's Eleventh District Cost of Funds Index, LIBOR or Prime and are subject to limitations on the timing and extent of adjustment. Most loans adjust within six months of changes in the index.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. LOANS, DISCOUNTED LOANS AND LOANS HELD FOR SALE (CONTINUED)
    At December 31, 1999 and 1998, loans with unpaid principal balances of approximately $195,200 and $380,393, respectively, were pledged to secure credit line borrowings and repurchase agreements included in short-term borrowings (see
Note 12).

    Activity in the allowance for loan losses is summarized as follows:

                                              REORGANIZED
                                                COMPANY                 PREDECESSOR COMPANY
                                              ------------   -----------------------------------------
                                              SEVEN MONTHS   FIVE MONTHS
                                                 ENDED          ENDED       YEAR ENDED     YEAR ENDED
                                              DECEMBER 31,     MAY 31,     DECEMBER 31,   DECEMBER 31,
                                                  1999          1999           1998           1997
                                              ------------   -----------   ------------   ------------
                                                               (DOLLARS IN THOUSANDS)
Balance, beginning of period................    $275,402       $288,868      $118,275       $ 37,555
Allocations of purchased reserves:
  at acquisition............................       2,145          2,733       372,136        174,920
  at disposition............................     (12,027)       (15,962)     (210,224)       (70,222)
Addition due to discontinuation of European
  Operations................................       1,739             --            --             --
Net change pursuant to fresh-start
  reporting.................................         452         (1,078)           --             --
Charge-offs.................................      (1,400)        (1,068)       (8,924)       (27,175)
Recoveries..................................         272            186         2,818          1,206
Provision for estimated losses on loans.....       1,025          2,697        13,338          1,991
Currency translation adjustment.............      (3,110)          (974)        1,449             --
                                                --------       --------      --------       --------
Balance, end of period......................    $264,498       $275,402      $288,868       $118,275
                                                ========       ========      ========       ========

    At December 31, 1999 and 1998, the Bank had impaired loans (other than discounted loans) totaling $707 and $5,194, respectively, and had recorded specific valuation allowances to measure the impairments of those loans totaling $158 and $869, respectively. At December 31, 1999 and 1998, the Bank had impaired loans totaling $800 and $6,963, respectively, with no recorded specific valuation allowances. At December 31, 1999 and 1998, the nonbank subsidiaries had impaired loans (other than discounted loans) with unpaid principal balances of $27,968 and $10,445, respectively, and a carrying value, net of purchase discount, of $3,159 and $7,890, respectively, which is below fair value. The average unpaid principal balances of impaired loans during the years ended December 31, 1999 and 1998 were $26,663 and $102,399, respectively. Interest income recognized on impaired loans during 1999, 1998 and 1997 was $203, $95 and $3,245, respectively, based on cash payments. These amounts exclude consideration of single-family residential and other loan pools evaluated for impairment on a pooled basis.

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

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. LOANS, DISCOUNTED LOANS AND LOANS HELD FOR SALE (CONTINUED)

    Management's estimates are utilized to determine the adequacy of the allowance for loan losses. Estimates are also involved in determining the ultimate recoverability of purchased loans and, consequently, the pricing of purchased loans. These estimates are inherently uncertain and depend on the outcome of future events. Although management believes the levels of the allowance as of December 31, 1999 and 1998 are adequate to absorb inherent losses in the loan portfolio, rising interest rates, various other economic factors and regulatory requirements may result in increasing levels of losses. Those losses will be recognized if and when these events occur.

8. REAL ESTATE OWNED

    Real estate owned consists of property that was obtained through foreclosure or was purchased directly. Activity in the valuation allowance on real estate owned is as follows:

                                              REORGANIZED
                                                COMPANY                 PREDECESSOR COMPANY
                                              ------------   -----------------------------------------
                                              SEVEN MONTHS   FIVE MONTHS
                                                 ENDED          ENDED       YEAR ENDED     YEAR ENDED
                                              DECEMBER 31,     MAY 31,     DECEMBER 31,   DECEMBER 31,
                                                  1999          1999           1998           1997
                                              ------------   -----------   ------------   ------------
                                                               (DOLLARS IN THOUSANDS)
Valuation allowance for losses on real
  estate owned, beginning of period.........    $ 5,857         $1,679        $ 5,070        $    --
Valuation allowance on real estate sold.....     (4,547)          (833)        (4,548)        (3,662)
Allocation of purchase discount.............         --          4,879           (979)         6,788
Provision for losses........................        455            132          2,136          1,944
Addition due to discontinuation of European
  Operations................................        270             --             --             --
                                                -------         ------        -------        -------
Valuation allowance for losses on real
  estate owned, end of period...............    $ 2,035         $5,857        $ 1,679        $ 5,070
                                                =======         ======        =======        =======

    Real estate owned with a net carrying value of $3,364 and $31,414 at December 31, 1999 and 1998, respectively, collateralizes credit line borrowings (see Note 12).

9. LEASEHOLD IMPROVEMENTS AND EQUIPMENT

    Leasehold improvements and equipment consist of:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Leasehold improvements....................................  $   286    $   762
Furniture and equipment...................................   11,006      9,930
                                                            -------    -------
Total cost................................................   11,292     10,692
Accumulated depreciation and amortization.................   (6,867)    (2,507)
                                                            -------    -------
                                                            $ 4,425    $ 8,185
                                                            =======    =======

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. SERVICER ADVANCES, NET

    At December 31, 1999, gross servicer advances totaled $38,918, which were netted for purposes of the accompanying combined financial statements by $13,844 of collections from mortgagors which were used to fund these advances. The net amount totals $25,074 and is included in the accompanying combined Statement of Financial Condition as Servicer Advances, net as of December 31, 1999.

    As part of these servicing activities, the Company held customer cash in custodial accounts totaling $36,575 at December 31, 1999 which, for purposes of these combined financial statements, is offset against a liability representing amounts due to investors at that date. These amounts are not included in the accompanying combined statement of financial condition.

11. DEPOSITS

    Deposits consist of:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Passbook accounts.......................................  $    399   $    293
Money market accounts...................................     4,383      2,060
NOW/checking............................................    11,321     10,934
Time deposits:
  Less than $100........................................   246,098    353,736
  $100 or more..........................................   157,084    143,407
                                                          --------   --------
Total deposits..........................................  $419,285   $510,430
                                                          ========   ========

    A summary of time deposits as of December 31, 1999, by maturity, is as follows:

2000....................................................  $358,849
2001....................................................    41,573
2002....................................................     2,007
2003....................................................       753
                                                          --------
                                                          $403,182
                                                          ========

    The interest rate characteristics of certain deposits have been changed utilizing interest rate swaps. See Note 13 for the specific terms and rates on instruments outstanding.

12. NOTES PAYABLE AND SHORT-TERM BORROWINGS

    At December 31, 1998, we had $184.2 million of unsecured, 13% Notes outstanding, which were to mature in 2004. In June 1999, pursuant to our prepackaged Chapter 11 bankruptcy filing, these Notes were converted into equity of WFSG, as described more fully in Note 1 to the consolidated financial statements.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. NOTES PAYABLE AND SHORT-TERM BORROWINGS (CONTINUED)
    Short-term borrowings at December 31, 1999 and 1998 include repurchase agreements and line of credit borrowings. Proceeds from the various credit facilities are used primarily for the acquisition of loan pools. Following is information about short-term borrowings:

                                          REORGANIZED
                                            COMPANY         PREDECESSOR COMPANY
                                          ------------   --------------------------
                                          SEVEN MONTHS   FIVE MONTHS
                                             ENDED          ENDED       YEAR ENDED
                                          DECEMBER 31,     MAY 31,     DECEMBER 31,
                                              1999          1999           1998
                                          ------------   -----------   ------------
Average balance during the period.......    $ 95,521       $245,900     $  972,376
Highest amount outstanding during the
  period................................     150,339       $420,816     $1,248,797
Average interest rate-during the
  period................................         7.1%           7.3%           7.6%
Average interest rate-end of period.....         8.1%           6.1%           6.8%

    The Company has repurchase agreements outstanding that mature monthly and roll into new 30-day repurchase agreements. In addition, the Company has discussed additional lending arrangements with investment banks who may provide financing on a transaction by transaction basis. There can be no assurance that lenders will not change material terms, including, but not limited to, advance rates and interest rates, or whether any such additional financing will materialize.

13. INCOME TAXES

    The domestic and foreign components of income (loss) before domestic and foreign income and other taxes were as follows:

                                              REORGANIZED
                                                COMPANY                 PREDECESSOR COMPANY
                                              ------------   -----------------------------------------
                                              SEVEN MONTHS   FIVE MONTHS
                                                 ENDED          ENDED       YEAR ENDED     YEAR ENDED
                                              DECEMBER 31,     MAY 31,     DECEMBER 31,   DECEMBER 31,
                                                  1999          1999           1998           1997
                                              ------------   -----------   ------------   ------------
                                                               (DOLLARS IN THOUSANDS)
Domestic....................................    $(10,009)      $(62,165)     $(184,332)      $29,689
Foreign.....................................      (3,428)        (5,445)       (21,383)       (3,888)
                                                --------       --------      ---------       -------
      Total.................................    $(13,437)      $(67,610)     $(205,715)      $25,801
                                                ========       ========      =========       =======

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. INCOME TAXES (CONTINUED)
    The components of income tax (benefit) provision were as follows:

                                              REORGANIZED
                                                COMPANY                 PREDECESSOR COMPANY
                                              ------------   -----------------------------------------
                                              SEVEN MONTHS   FIVE MONTHS
                                                 ENDED          ENDED       YEAR ENDED     YEAR ENDED
                                              DECEMBER 31,     MAY 31,     DECEMBER 31,   DECEMBER 31,
                                                  1999          1999           1998           1997
                                              ------------   -----------   ------------   ------------
                                                               (DOLLARS IN THOUSANDS)
Current tax provision (benefit):
  Federal...................................      $467           $470         $(7,963)       $ 9,019
  State.....................................       187            188            (530)         2,083
  Foreign...................................        --             --              --             59
                                                  ----           ----         -------        -------
      Total current tax provision
        (benefit)...........................      $654           $658          (8,493)        11,161
                                                  ----           ----         -------        -------
Deferred tax provision (benefit):
  Federal...................................        --             --           3,390           (493)
  State.....................................        --             --             847            169
  Foreign...................................        --             --             200           (200)
                                                  ----           ----         -------        -------
      Total deferred tax provision
        (benefit)...........................        --             --           4,437           (524)
                                                  ----           ----         -------        -------
      Total income tax provision
        (benefit)...........................      $654           $658         $(4,056)       $10,637
                                                  ====           ====         =======        =======

    The current tax provision for the seven-month and five-month periods ended December 31, 1999 and May 31, 1999, respectively, results from excess inclusion income earned on certain residual interests in REMICs which cannot be offset by tax losses. The 1998 current tax benefit results from a carryback of the 1998 net operating loss, net of taxes paid on REMIC excess inclusion income.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. INCOME TAXES (CONTINUED)
    The difference between the effective tax rate in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

                                              REORGANIZED
                                                COMPANY                 PREDECESSOR COMPANY
                                              ------------   -----------------------------------------
                                              SEVEN MONTHS   FIVE MONTHS
                                                 ENDED          ENDED       YEAR ENDED     YEAR ENDED
                                              DECEMBER 31,     MAY 31,     DECEMBER 31,   DECEMBER 31,
                                                  1999          1999           1998           1997
                                              ------------   -----------   ------------   ------------
                                                               (DOLLARS IN THOUSANDS)
Federal income tax (benefit) provision at
  statutory rate............................     (34.0)%        (34.0)%        (35.0)%        35.0%
State taxes, net of federal tax effect......      (6.8)          (6.8)          (9.4)          5.7
Federal credit for foreign taxes............        --             --             --          (0.2)
Foreign losses with no federal tax
  benefit...................................       8.7            2.2            0.8          (2.5)
Subpart F income............................       3.4            0.5            0.3            --
Stock issuance costs........................        --            6.4             --            --
Valuation allowance for deferred tax asset,
  net.......................................      34.9           36.5           42.0           1.9
Other.......................................      (1.5)          (3.8)          (0.7)          1.3
                                                 -----          -----          -----          ----
Effective income tax rate...................       4.7%           1.0%          (2.0)%        41.2%
                                                 =====          =====          =====          ====

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. INCOME TAXES (CONTINUED)
    Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenue and expenses. Deferred income tax assets and liabilities are summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Deferred tax assets:
  Loans-purchase discounts, allowance for loan losses and
    market valuation adjustments............................  $  7,415   $  8,875
  Capitalized mortgage servicing rights.....................     2,023      1,935
  Purchase accounting.......................................        27         --
  Depreciation and amortization.............................       672        164
  Unrealized loss on available for sale securities..........        --      9,901
  Unrealized loss on investment in WREIT....................        --      1,367
  Pass-through income.......................................     3,374         --
  Net operating loss carryforward, net of COD income........    31,809     80,198
  State taxes...............................................        --        263
  Accrued expenses..........................................     3,752      3,415
  Capitalized costs.........................................       283      1,264
  Goodwill..................................................       515        390
  Capital loss carryforward.................................    14,889      6,203
  Other.....................................................     8,171        207
                                                              --------   --------
      Gross deferred tax assets.............................    72,930    114,182
                                                              --------   --------
Deferred tax liabilities:
  Market adjustment on mortgage-backed securities and hedge
    instruments.............................................      (242)   (15,388)
  Deferred loan fees........................................      (105)      (138)
  FHLB stock dividends......................................      (820)       (73)
  State taxes...............................................      (367)        --
  Unrealized loss on available-for-sale securities..........      (133)        --
  Other.....................................................        --       (587)
                                                              --------   --------
      Gross deferred tax liabilities........................    (1,667)   (16,186)
                                                              --------   --------
  Total deferred tax asset, net.............................    71,263     97,996
  Valuation allowance.......................................   (71,263)   (97,996)
                                                              --------   --------
      Net deferred tax asset................................  $     --   $     --
                                                              ========   ========

    SFAS Statement No. 109, "Accounting for Income Taxes," requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes sufficient uncertainty exists regarding the realizability of the U.S. and foreign items that a valuation allowance is required. As pre-reorganization tax benefits are realized and the valuation allowance is reduced, the tax effect will be recorded as an increase to stockholders' equity in accordance with SOP 90-7 and not as a benefit on the statement of operations. At May 31, 1999 the valuation allowance was $66.4 million, a decrease of $31.6 million, partially attributable to the extraordinary gain which is not reflected in the tax provision. During the remainder of 1999 the valuation allowance increased $26.7 million. During 1998, the net increase in the valuation allowance was $97.5 million, $11.0 million of this relates to unrealized losses recorded in consolidated stockholders' equity.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. INCOME TAXES (CONTINUED)

    The Company has U.S. net operating loss carryforwards at December 31, 1999 of approximately $49 million that may be available, subject to limitations, to offset regular taxable U.S. income during the carryforward period (through
2019). The Company also has state net operating loss carryforwards and $32.1 million of capital loss carryforwards for U.S. income tax purposes that expire in 2002 through 2004. Cancellation of indebtedness income in the amount of $136.1 million has been excluded from taxable income due to an exception for bankruptcy related debt forgiveness. The amount of cancellation of indebtedness income that is excluded from taxable income will be applied to reduce tax attributes, such as net operating loss and capital loss carryforwards as of January 1, 2000. Accordingly, operating losses are presented net of this amount. In addition, the Company has undergone an ownership change due to the restructuring which results in a limitation on the amount of pre-reorganization losses that may be utilized annually to offset taxable income. The annual limitation on future use of pre-reorganization net operating loss and capital loss carryforwards is approximately $4.3 million.

    The Company has foreign tax net operating loss carryforwards of $4.4 million in the U.K., $9.1 million in Ireland and $11.8 million in France (expiring in 2002 through 2004). As of December 31, 1999, the Company also has a capital loss carryforward of $3.1 million in France expiring in 2007. As noted above, a valuation allowance has been established to offset all U.S., state and foreign net operating loss and capital loss carryforwards. In accordance with SOP 90-7, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards will be recorded as an increase to stockholders' equity.

    The Company has not provided for U.S. deferred income taxes on undistributed earnings of foreign subsidiaries as cumulative losses have been generated in each foreign jurisdiction since inception. The Company is in the process of winding down its foreign operations; however, it is anticipated that no additional U.S. tax will result from this wind-down.

    During 1999 the Internal Revenue Service ("IRS") concluded a field audit of First Bank's (formerly known as Girard Savings Bank) income tax return for the year ended December 31, 1995. First Bank agreed to two temporary adjustments that resulted in a $300 thousand payment prior to year-end. First Bank had accrued for this payment as of December 31, 1999.

14. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET RISK

    LEASE COMMITMENTS--The following is a schedule of future minimum rental payments under operating leases for the period ended December 31, 1999:

2000........................................................   $2,522
2001........................................................    1,790
2002........................................................    1,088
2003........................................................      656
2004........................................................      483
Thereafter..................................................       --
                                                               ------
    Total...................................................   $6,539
                                                               ======

    FINANCIAL INSTRUMENTS INVOLVING OFF-BALANCE SHEET RISK--In hedging the interest rate exposure of a fixed-rate or lagging-index asset, the Company may create a hedge which matches the principal amortization of such an asset against the maturity of the Company's liabilities generally by entering into short sales

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET RISK (CONTINUED) or forward sales of U.S. Treasury securities, Government Securities or interest rate futures contracts. This results in market gains or losses on hedging instruments, in response to interest rate increases or decreases, respectively, which approximate the amount of the corresponding market losses or gains, respectively, on loans being hedged.

    The unusually volatile market conditions affecting the value of hedged assets caused a breakdown of the historical interest rate relationships with the related hedging instruments. The correlation between hedged assets and hedging instruments was insufficient to support continuation of this particular hedging strategy at that time. As a result, all hedging instruments related to fixed-rate or lagging-index assets held or available for sale were closed out in 1998. $19.2 million of previously deferred hedging losses were considered ineffective and charged to net loss during the year (see Note 4).

    At December 31, 1999 and 1998 the Bank had approximately $30.5 million and $51.7 million respectively, notional principal amount of interest rate swap agreements outstanding. These interest rate swaps were designated as hedges to convert fixed rate income streams on loans to variable rate. These swaps had the effect of decreasing the Company's net interest income by approximately
$0.1 million for the seven-month period ended December 31, 1999, $0.2 million for the five-month period ended May 31, 1999, and $0.1 million for the year ended December 31, 1998. The market value of these swaps currently deferred was $0.1 million at December 31, 1999. The weighted average fixed payments and floating-rate receipts of interest were 6.25% (1999) and 6.20% (1998) over USD LIBOR, respectively.

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

    LITIGATION--The Company and its directors are currently defendants to a lawsuit brought on behalf of each of Andrew A. Wiederhorn, the Company's former Chief Executive Officer, and Lawrence A. Mendelsohn, the Company's former President. On August 19, 1999, the Board of Directors of the Company notified each of Messrs. Wiederhorn and Mendelsohn of the Company's intention to terminate his employment for "cause" pursuant to his employment agreement with the Company. The Company suspended the employment of each of Messrs. Wiederhorn and Mendelsohn that same day. On September 2, 1999, the Company terminated the employment of each of them for cause. Mr. Wiederhorn and Mr. Mendelsohn have brought suit alleging, inter alia, that they were wrongfully terminated and defamed by the Company's and the directors' actions. The Company has filed its response denying the allegations and has filed counterclaims against Messrs. Wiederhorn and Mendelsohn.

    The Company is also currently a party to a lawsuit with WREI. In
August 1999, WREI filed suit against the Company alleging that the aforementioned suspensions of Mr. Wiederhorn and Mr. Mendelsohn caused a facilities sharing agreement between the Company and WREI to come into effect, thereby suspending WREI's obligations under a management agreement between WREI and Wilshire Realty Services Corporation ("WRSC"), a subsidiary of the Company (Messrs. Wiederhorn and Mendelsohn were simultaneously serving as the senior executive officers of WREI). WREI's motion for preliminary injunctive relief to prevent the Company from removing Messrs. Wiederhorn and Mendelsohn from the Company's headquarters facilities and for other relief was denied in a written ruling. WREI thereafter amended its complaint to assert that, as a result of the termination of Messrs. Wiederhorn and

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET RISK (CONTINUED) Mendelsohn, (i) the Company had breached the management agreement with WREI (which permitted WREI to terminate that agreement) and (ii) a facilities sharing agreement between the Company and WREI had been triggered, requiring WREI to pay the Company only for the cost of the management provided by the Company's employees (and no further fees would be payable under the management agreement). The Company has counterclaimed, alleging that (i) WREI has failed to pay management fees owed to the Company under the management agreement, (ii) WREI is not entitled to terminate the management agreement until April 6, 2000 (because WRSC had not breached the agreement) and any purported termination of that agreement by WREI entitles the Company to a termination fee in excess of $3 million, and (iii) the facilities sharing agreement is inapplicable and/or invalid.

    The Company will continue to vigorously contest the claims made by Messrs. Wiederhorn and Mendelsohn and WREI and assert its counterclaims against the same. Management, after consulting legal counsel, believes that the Company will likely substantially prevail on its claims and its defenses.

    The Company is a potential defendant to a lawsuit likely to be filed by a former officer of the Company. In December 1999, the Company terminated the employment of this officer for cause. The former officer's attorney claimed in a letter to the Company that he was wrongfully terminated and that he is thereby entitled to damages. The Company has attempted to settle, but offers of settlement have been rejected by this officer.

    The Company is a defendant in other legal actions arising from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability, if any, arising from such actions will not materially affect the Company's consolidated results of operations or financial position.

    OTHER--As part of the restructuring the Company issued a Liquidation Bond to CCI which is a non-interest bearing obligation to pay CCI, upon any liquidation or dissolution of WCC, $19.3 million less any distributions that CCI receives from its 49.99% ownership interest in WCC. WCC is obligated to keep the bond collateralized with assets of WCC or WFSG having a fair market value equal to the bond and, to the extent that it does not do so, WFSG may be responsible for the deficiency.

15. REGULATORY MATTERS

    REGULATORY AGREEMENTS--FIRST BANK OF BEVERLY HILLS--On February 8, 1999, the OTS rescinded the Cease and Desist Order (the "Order") under which the Bank had previously been operating. The Order had prohibited the Bank from: increasing total assets in excess of $750 million; purchasing any loans or real estate, without the approval of the OTS, until certain acquisition and servicing deficiencies identified by the OTS had been corrected; and purchasing any non-performing assets or foreclosed real estate until such time as the Bank was rated a composite "3" rating according to the Uniform Financial Institutions Rating System.

    Management believes that the Bank was in material compliance with the various provisions of the Order for each period that it was in place.

    On June 3, 1999, the OTS issued a directive letter that indicates that it considers First Bank to be in "troubled condition." This directive places restrictions on First Bank's ability to engage in certain activities, including, but not limited to: increasing asset size; making new loans, investments or capital expenditures; paying dividends or making other capital distributions; and hiring senior executive officers, directors or

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. REGULATORY MATTERS (CONTINUED)
consultants. On September 2, 1999, the OTS completed a safety and soundness examination of First Bank. As a result of this examination, the OTS directive letter will remain in force until First Bank corrects items noted in the examination report, including developing and implementing an interest rate risk reduction plan; developing a more detailed business plan under various interest rate scenarios; and improving controls in the Bankcard division. First Bank is cooperating with the OTS to have the "troubled institution" designation lifted.

    REGULATORY AGREEMENT--WFSG AND WAC--On January 7, 1999, WFSG and WAC stipulated to Cease and Desist Orders by the OTS. WCC is subject to a similar stipulated order. The orders prohibit these entities from entering into a transaction, directly or indirectly, that would cause the Bank to violate or be in violation of transactions with affiliates regulations. These Orders also require 30-day advance notification before adding, replacing, or terminating any member of the Bank's Board of Directors or any senior executive of the Bank.

    CAPITAL REQUIREMENTS--Federally insured savings associations such as the Bank are required to maintain minimum levels of regulatory capital. Those standards generally are as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on a case-by-case basis. While the Order was in place, the Bank was required to maintain minimum capital ratios required of institutions to be deemed "well capitalized." In connection with the 1998 examination, the OTS indicated that the capital level of the Bank exceeds the minimum requirement for "well capitalized" under the provisions of the Prompt Corrective Action Regulation.

    As of December 31, 1999 and 1998, the total core capital and total risk-based capital amounts of the Bank, compared to the OTS minimum requirements, are as follows:

                                                                                                       TO BE
                                                                                                  CATEGORIZED AS
                                                                        AMOUNT REQUIRED         "WELL CAPITALIZED"
                                                                          FOR CAPITAL              UNDER PROMPT
                                                                           ADEQUACY              CORRECTIVE ACTION
                                                   ACTUAL                  PURPOSES                 REGULATIONS
                                             -------------------      -------------------      ---------------------
                                              AMOUNT     RATIO         AMOUNT     RATIO         AMOUNT       RATIO
                                             --------   --------      --------   --------      ---------   ---------
DECEMBER 31, 1999
Total Capital to Risk-Weighted Assets
  (Risk-Based Capital).....................  $58,746      15.3%       $30,644      >8.0%        $38,305      >10.0%
Tier 1 Capital to Risk-Weighted Assets.....   54,766      14.3%            Not Applicable        22,983      > 6.0%
Core Capital to Tangible Assets............   54,766       9.7%        22,474      >4.0%         28,092      > 5.0%
Tangible Capital to Tangible Assets........   54,766       9.7%         8,428      >1.5%              Not Applicable

DECEMBER 31, 1998
Total Capital to Risk-Weighted Assets
  (Risk-Based Capital).....................  $55,286      14.8%       $29,894      >8.0%        $37,368      >10.0%
Tier 1 Capital to Risk-Weighted Assets.....   51,364      13.8%            Not Applicable        22,421      > 6.0%
Core Capital to Tangible Assets............   51,364       8.8%        23,478      >4.0%         29,348      > 5.0%
Tangible Capital to Tangible Assets........   51,364       8.8%         8,804      >1.5%              Not Applicable

    As of December 31, 1999 and 1998, the Bank's capital ratios were sufficient for it to be categorized as "well capitalized." If notified or otherwise deemed to be categorized as less than "well capitalized," the

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. REGULATORY MATTERS (CONTINUED)
Bank could be subject to certain restrictions, including restrictions on the use of brokered deposits as a funding source.

16. RELATED PARTY TRANSACTIONS

    At December 31, 1999, the Company had a $5.0 million note payable to WREI bearing interest at 12%, which was funded under the DIP Facility (see Note 1). WREI owned 14.4% of the Company's outstanding common stock at December 31, 1999.

    From WREI's inception until September 1999, WRSC was the manager of WREI and earned a management fee based on the level of WREI's investment assets. The Company, through WRSC, earned management fee income of $1.1 million for the seven months ended December 31, 1999, $1.3 million for the five months ended
May 31, 1999, and $3.2 million for the year ended December 31, 1998.

    On September 2, 1999, the Company terminated the employment of Andrew A. Wiederhorn, its former Chief Executive Officer, and Lawrence A. Mendelsohn, its former President, for "cause" pursuant to their employment agreements with the Company. Messrs. Wiederhorn and Mendelsohn have served as senior management of WREI since the formation of that company and continue to do so. Subsequent to the Company's termination of Messrs. Wiederhorn and Mendelsohn, WREI notified the Company (i) that WREI was terminating the management agreement between WREI and WRSC as a result of WRSC's breach of that agreement, and (ii) in the event that WREI had no right to terminate the management agreement, WREI would not renew the agreement when it expires by its terms in April 2000.

    In October 1999, WFSG sold mortgage-backed securities with a book value of $20.9 million and transferred related debt of $18.5 million to WREI for net proceeds of approximately $2.4 million. Such amount was applied to the $5.8 million discounted present value (book value) of a 6%, unsecured pay-in-kind ("PIK") Note payable to WREI. No gain or loss was recorded on this sale, as the mortgage-backed securities had previously been written down to the sales price in the accompanying consolidated financial statements.

    In December 1999, the Company entered into an agreement with WREI. The principal terms of the agreement include, but are not limited to, the following:
WFSG sold to WREI all of its interest in WREI's common stock, including 992,587 shares of WREI common stock, and rights to previously declared dividend on such shares, and options to purchase an additional 1,112,500 shares; WFSG released WREI from the management fee otherwise payable by WREI under a management agreement between WFSG and WREI for the quarterly period ended September 30, 1999; WREI cancelled WFSG's obligations under the PIK notes previously issued by WFSG to WREI; and WFSG issued to WREI an unsecured promissory note in the amount of $275,000, bearing interest at 9%.

    At December 31, 1999, the Company had two loans outstanding to a partner of CCI (the 49.99% minority owner of WCC), totaling approximately $3.1 million and bearing interest at 15.5%.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17. INVESTMENT IN WREI

    In April 1998, the Company sponsored the initial public offering of WREI, whereby WREI received approximately $167.0 million of proceeds. The Company purchased approximately 990,000 shares of WREI common stock in connection with the initial public offering. Through September 1999 this investment was accounted for by the equity method of accounting and was not adjusted for changes in the market price of the underlying shares but rather, for increases and decreases based on the stockholders' equity of WREI. In September 1999, as discussed above in Note 16, the Company terminated Messrs. Wiederhorn and Mendelsohn from their executive positions with WFSG (although they remain executives of WREI), and subsequently, WREI notified the Company that it was purporting to terminate or otherwise decline to renew its management agreement with WRSC. As a result, the Company discontinued accounting for its investment in WREI on the equity method, and subsequently accounted for the investment as a security available-for-sale, which requires that the investment be reported at its current fair value. At September 30, 1999 the Company's investment in WREI was written down to approximately $2.6 million, based on management's evaluation of other than temporary impairment for this security. A charge of approximately $1.6 million was recorded as a market valuation loss and impairment as a result of this write-down to fair value. In December 1999, the Company reached a settlement agreement with WREI whereby the Company sold to WREI all of its interest in WREI common stock. As a result, the Company no longer had an investment in WREI as of December 31, 1999.

18. NET (LOSS) INCOME PER SHARE

    For the seven-month period subsequent to the Company's restructuring, the Company had outstanding stock options on its new common stock which were considered common stock equivalents. However, the Company experienced a loss for this period, which resulted in common stock equivalents having an anti-dilutive effect on loss per share. Therefore, loss per share is calculated by dividing net loss by the 20,033,600 outstanding shares of the Company's new common stock.

                                                                                      PER SHARE
                                                              NET LOSS     SHARES      AMOUNT
                                                              --------   ----------   ---------
SEVEN MONTHS ENDED DECEMBER 31, 1999
Net loss....................................................  $(14,091)  20,033,600    $(0.70)
Dilution from common stock equivalents......................        --           --        --
                                                              --------   ----------    ------
Diluted loss per share......................................  $(14,091)  20,033,600    $(0.70)
                                                              ========   ==========    ======

    For the five months ended May 31, 1999, the Company had outstanding stock options on its old common stock which were considered common stock equivalents in the calculation of (loss) earnings per share. However, because the exercise price of the options then outstanding on the Company's old common stock exceeded the average market price of the common stock during the period, exercise of the options would have been anti-dilutive. As a result, the weighted average shares outstanding is the same for basic

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. NET (LOSS) INCOME PER SHARE (CONTINUED) and diluted (loss) earnings per share, which is calculated by dividing (loss) income by the 10,885,000 outstanding shares of old common stock, as follows:

                                                                                          PER SHARE
                                                             (LOSS) INCOME     SHARES      AMOUNT
                                                             -------------   ----------   ---------
FIVE MONTHS ENDED MAY 31, 1999
Net loss before extraordinary item.........................     $(68,268)    10,885,000    $(6.27)
Extraordinary item, net of tax.............................      225,606     10,885,000     20.72
                                                                --------     ----------    ------
Net income.................................................     $157,338     10,885,000    $14.45
Dilution from common stock equivalents.....................           --             --        --
                                                                --------     ----------    ------
Diluted income per share...................................     $157,338     10,885,000    $14.45
                                                                ========     ==========    ======

    During the year ended December 31, 1998, the Company experienced a net loss, which resulted in common stock equivalents having an anti-dilutive effect on loss per share. Weighted average shares outstanding is therefore equivalent for basic and diluted loss per share for the year ended December 31, 1998. The following is a reconciliation of net loss available to common shareholders and weighted average shares outstanding as used to calculate basic and diluted loss per share for the year ended December 31, 1998.

                                                                                       PER SHARE
                                                              NET LOSS      SHARES      AMOUNT
                                                              ---------   ----------   ---------
YEAR ENDED DECEMBER 31, 1998
Net loss....................................................  $(201,659)
Preferred stock dividend....................................       (417)
                                                              ---------
Net loss available to common shareholders...................  $(202,076)
                                                              =========
Basic loss per share........................................  $(202,076)  10,676,685    $(18.93)
Dilution from common stock equivalents......................         --           --         --
                                                              ---------   ----------    -------
Diluted loss per share......................................  $(202,076)  10,676,685    $(18.93)
                                                              =========   ==========    =======

19. EMPLOYEE BENEFITS AND AGREEMENTS

    PROFIT SHARING PLAN--The Company's employees participate in a defined contribution profit sharing and 401(k) plan sponsored by companies included in the Company's "control group." At the discretion of the Company's Board of Directors, the Company may elect to contribute to the plan based on profits of the Company or based on matching participants' contributions. For the seven-month period ended December 31, 1999 and for the years ended December 31, 1998 and 1997, the Company contributed $395, $172 and $119, respectively, to the plan. There was no such contribution for the five-month period ended May 31, 1999.

    EMPLOYMENT AGREEMENTS--The Company entered into substantially similar employment agreements, effective June 10, 1999, with Andrew A. Wiederhorn (as Chief Executive Officer) and Lawrence A. Mendelsohn (as President) (each individually, an "Executive" and collectively, the "Executives"). Each agreement provides for an initial one-year term.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

19. EMPLOYEE BENEFITS AND AGREEMENTS (CONTINUED)
    The 1999 agreements provide for an annual base salary of $33,333 for Mr. Wiederhorn and $166,667 for Mr. Mendelsohn, an annual minimum bonus of $150,000 each, a capital bonus based on equity capital obtained for the Company, an earnings bonus equal to 3% of after-tax earnings of the Company, and a discretionary bonus to be determined by the Board of Directors. The agreements also provide that upon certain dates Mr. Wiederhorn would receive stock options equal to 2% of the common stock of the Company and Mr. Mendelsohn would receive stock options equal to 1% of the common stock of the Company.

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

    The agreement may be terminated at any time by the Executive or the Company for cause or for any other reason (as each capitalized term is defined in the agreement).

    If the agreement is terminated other than for cause, all unvested stock options automatically vest. If the agreement is terminated due to a Triggering Termination (defined below) or if the agreement is not renewed, the Company has agreed to pay Capital Consultants, Inc. in the case of termination of Mr. Wiederhorn, two-thirds of the then outstanding balance of a non-interest-bearing note in the amount of $2.2 million, payable over a five-year period commencing on June 8, 1999 (the "WFSG Promissory Note"), and in the case of Mr. Mendelsohn, one-third of the then outstanding balance of the WFSG Promissory Note. A Triggering Termination means termination without cause, termination due to death or disability, or termination by the Executive due to certain specified causes.

    Each agreement provides that the Executive will maintain the confidentiality of proprietary information. Each agreement provides that during the term of the agreement and for six months thereafter each executive will not solicit employees of the company for employment elsewhere.

    On September 2, 1999 the employment of Messrs. Wiederhorn and Mendelsohn was terminated for cause and is subject to litigation. See Note 14.

    On September 3, 1999 the Company hired Stephen Glennon to act as the Chief Executive Officer. Until April 1, 2000, Mr. Glennon's salary is $25,000 per month and in January 2000, Mr. Glennon was granted 400,000 stock options at a price of $1.0625 per share. One-third of the options vested on January 1, 2000, one-third of the options will vest on June 30, 2001 and one-third will vest on June 30, 2002. Commencing April 1, 2000 Mr. Glennon will receive a salary of $1 per year for two years, and will be reimbursed for certain rental and car expenses. Mr. Glennon also was granted 575,000 stock options at a price of $1.00 per share. Approximately 23,958 of the options vest each month of employment completed by Mr. Glennon. The options have acceleration provisions (subject to OTS approval) whereby, in the event of a change in control of the Company, the options would vest automatically and immediately become exercisable.

    On November 15, 1999 First Bank hired Richard S. Cupp as Chief Executive Officer and President for a two-year term. A signing bonus of $40,000 was paid to Mr. Cupp on January 3, 2000. Mr. Cupp's annual

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

19. EMPLOYEE BENEFITS AND AGREEMENTS (CONTINUED) salary is $250,000 and Mr. Cupp was granted 200,000 stock options at a price of $1.00 per share. One-third of the options vested on January 1, 2000, one-third of the options will vest on June 30, 2001, and one-third will vest on June 30, 2002. The options have acceleration provisions (subject to OTS approval) whereby, in the event of a change in control of the Company, the options would vest automatically and immediately become exercisable.

    STOCK OPTIONS--The Company adopted a new Stock Plan, the 1999 Equity Participation Plan, on December 2, 1999. The Equity Participation Plan permits the Company to grant incentive stock options ("ISOs"), non-statutory stock options ("NSOs"), restricted stock and stock appreciation rights (collectively "Awards") to employees, directors and consultants of the Company and subsidiaries of the Company. The Board of Directors has delegated administration of the Equity Participation Plan to the Compensation Committee (the "Committee").

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

    In 1999, the Company authorized the issuance of options for a total of 500,000 shares of Common Stock to executive officers and options for a total of 170,000 shares of Common Stock to directors, and in December 1999, option for 170,000 share were granted to directors. In January 2000 the Company authorized the issuance of options for an additional 1,625,000 shares of Common Stock to Executive officers and options for an additional 50,000 shares of common stock to directors.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

19. EMPLOYEE BENEFITS AND AGREEMENTS (CONTINUED)
    A summary of the Company's stock options as of December 31, 1999 and 1998, and changes during the periods then ended is presented below:

                                               REORGANIZED
                                                 COMPANY
                                           -------------------                PREDECESSOR COMPANY
                                              SEVEN MONTHS       ---------------------------------------------
                                                  ENDED            FIVE MONTHS ENDED           YEAR ENDED
                                            DECEMBER 31, 1999         MAY 31, 1999         DECEMBER 31, 1998
                                           -------------------   ----------------------   --------------------
                                                      WEIGHTED                 WEIGHTED               WEIGHTED
                                                      AVERAGE                  AVERAGE                AVERAGE
                                                      EXERCISE                 EXERCISE               EXERCISE
                                            SHARES     PRICE       SHARES       PRICE      SHARES      PRICE
                                           --------   --------   -----------   --------   ---------   --------
Outstanding at beginning of period.......       --        --       1,809,776    $15.62    1,387,326    $13.58
Cancelled................................       --        --      (1,809,776)                    --
                                                                                  ----
Granted..................................  370,000     $1.10              --        --      422,450     22.34
Forfeited................................       --        --              --        --           --        --
                                           -------     -----     -----------    ------    ---------    ------
Outstanding at end of period.............  370,000     $1.10     $        --    $   --    1,809,776    $15.62
                                           =======     =====     ===========    ======    =========    ======

    Additional information regarding options outstanding as of December 31, 1999 is as follows:

                                                             WEIGHTED-   WEIGHTED-
                                                              AVERAGE     AVERAGE
RANGE OF                                                     REMAINING   EXERCISE
EXERCISE PRICES                                    SHARES      LIFE        PRICE
---------------                                   --------   ---------   ---------
$1.00...........................................  200,000       9.87       $1.00
$1.22...........................................  170,000      10.00       $1.22

    The Company applies Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related Interpretations in accounting for its Stock Plan. Accordingly, no compensation expense has been recognized for grants under the Stock Plan. There has been no pro-forma adjustment to record compensation expense under SFAS No. 123 for the seven months ended December 31, 1999 as the options were granted near year-end. Had compensation expense for the Company's Stock Plan been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123, the

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

19. EMPLOYEE BENEFITS AND AGREEMENTS (CONTINUED)
Company's net income and earnings per share for the year ended December 31, 1998 would have been reduced to the pro forma amounts indicated below:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Net loss to common shareholders:
  As reported...............................................    $(201,659)
  Pro forma.................................................    $(202,816)
Net loss per common and common share equivalent:
  Basic loss per share:
    As reported.............................................    $  (18.93)
    Pro forma...............................................    $  (19.04)
  Diluted loss per share:
    As reported.............................................    $  (18.93)
    Pro forma...............................................    $  (19.04)

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

20. ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                                                                DECEMBER 31, 1999
                                                              ---------------------
                                                              CARRYING   ESTIMATED
                                                               AMOUNT    FAIR VALUE
                                                              --------   ----------
Assets:
  Cash and cash equivalents.................................  $ 54,168    $ 54,168
  Mortgage-backed securities available for sale.............    43,583      43,583
  Mortgage-backed securities held to maturity...............    10,166       9,930
  Securities held to maturity...............................     5,979       5,985
  Loans, discounted loans, and loans held for sale, net.....   483,174     487,232
  Federal Home Loan Bank stock..............................     5,575       5,575
  Servicer advances, net....................................    25,074      17,719
Liabilities:
  Deposits..................................................   419,285     416,822
  FHLB advances.............................................    80,000      78,926
  Short-term borrowings.....................................    31,927      31,927
  Notes payable.............................................     5,275       5,275
Off-balance-sheet instruments:
  Interest-rate swaps.......................................        --         131

                                                                DECEMBER 31, 1998
                                                              ---------------------
                                                              CARRYING   ESTIMATED
                                                               AMOUNT    FAIR VALUE
                                                              --------   ----------
Assets:
  Cash and cash equivalents.................................  $ 23,468    $ 23,468
  Mortgage-backed securities available for sale.............   114,463     114,463
  Mortgage-backed securities held to maturity...............    13,580      13,511
  Securities held to maturity...............................     5,962       6,212
  Loans, discounted loans, and loans held for sale, net.....   792,222     800,535
  Federal Home Loan Bank stock..............................     5,332       5,332
Liabilities:
  Deposits..................................................   510,430     510,220
  Short-term borrowings.....................................   420,816     420,816
  Notes payable.............................................   184,245      91,502
Off-balance-sheet instruments:
  Interest-rate swaps.......................................        --        (663)

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

20. ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are explained below:

    CASH AND CASH EQUIVALENTS--The carrying amounts approximate fair values due to the short-term nature of these instruments.

    SECURITIES AND MORTGAGE-BACKED SECURITIES--The fair values of securities are generally obtained from market bids for similar or identical securities, or are obtained from independent security brokers or dealers.

    LOANS, DISCOUNTED LOANS AND LOANS HELD FOR SALE--The fair value of discounted loans, which are predominately non-performing loans, is more difficult to estimate due to uncertainties as to the nature, timing and extent to which the loans will be either collected according to original terms, restructured, or foreclosed upon. Discounted loans' fair values were estimated using the Company's best judgement for these factors in determining the estimated present value of future net cash flows discounted at a risk-adjusted market rate of return. For other loans, fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as fixed- and adjustable-rate interest terms. The fair values of fixed-rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed-rate loans as well as anticipated prepayment schedules. The fair values of adjustable-rate mortgage loans are based on discounted cash flows utilizing discount rates that approximate the pricing of available mortgage-backed securities having similar rate and repricing characteristics, as well as anticipated prepayment schedules. No value adjustments have been made for changes in credit within the loan portfolio. It is management's opinion that the allowance for estimated loan losses pertaining to loans results in a fair value adjustment of the credit risk of such loans.

    FEDERAL HOME LOAN BANK STOCK--The carrying amounts approximate fair values because the stock may be sold back to the Federal Home Loan Bank at carrying value.

    SERVICER ADVANCES--The fair value calculation for servicer advances is separately performed for the following categories of advances:

    1) Advances related to scheduled remittances on certain securitizations for borrowers who are current

    2) Advances related to scheduled remittances on certain securitizations for borrowers who are delinquent

    3) Impound payments and loan collection costs on securitizations and other servicing arrangements

    Advances on scheduled remittances on certain securitizations approximate their book value for borrowers who are current, as the funds expended are generally repaid by the mortgagors in a matter of days. For advances on scheduled remittances on certain securitizations where the borrowers are delinquent, the expected repayments are anticipated to occur generally within twelve months, and have been discounted utilizing the Company's cost of funds rate. Impound payments and loan collection costs on securitizations and other servicing arrangements are also generally recovered within twelve months, and have been discounted utilizing the Company's cost of funds rate.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

20. ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    DEPOSITS--The fair values of deposits are estimated based on the type of deposit products. Demand accounts, which include passbook and transaction accounts, are presumed to have equal book and fair values, since the interest rates paid on these accounts are based on prevailing market rates. The estimated fair values of time deposits are determined by discounting the cash flows of settlements of deposits having similar maturities and rates, utilizing a yield curve that approximated the prevailing rates offered to depositors as of the reporting date.

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

21. OPERATING SEGMENTS

    In June 1997, SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," was issued effective for fiscal years beginning after December 15, 1998. The Company opted not to adopt this statement prior to that date.

    The Company's reportable operating segments, as defined by the Company's management, are thrift banking and non-banking (primarily asset servicing) operations. The operating segments vary in terms of regulatory environment, funding sources and asset acquisition focus. A description of the Company's operating segments is as follows:

    THRIFT BANKING--The Company's thrift banking operations are conducted through the Bank. The Bank is engaged in the acquisitions of mortgage loans, origination of mortgage loans, and merchant bankcard processing. The primary source of financing for the Bank acquisitions and originations is wholesale and brokered certificates of deposit, and to a lesser extent, committed short-term line of credit facilities and FHLB advances. The Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision.

    NON-BANKING--The Company's non-banking operations are conducted primarily through WCC, WFC, and to a lesser extent, Wilshire Financial Services Group Europe Inc. In addition to loan servicing operations, the non-banking operating segment also performs mortgage loan acquisitions and loan sales. Historically, the primary funding sources utilized for non-banking operations were line of credit and repurchase agreement facilities with nationally recognized investment banking firms.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

21. OPERATING SEGMENTS (CONTINUED)
    Segment data for the seven months ended December 31, 1999, the five months ended May 31, 1999, and the years ended December 31, 1998 and 1997 is as follows:

                                                               THRIFT      NON-
SEVEN MONTHS ENDED DECEMBER 31, 1999 SEGMENT DATA             BANKING    BANKING     TOTAL
-------------------------------------------------             --------   --------   --------
Interest income.............................................  $ 28,349   $  9,523   $ 37,872
Interest expense............................................    17,447      3,819     21,266
                                                              --------   --------   --------
Net interest income.........................................    10,902      5,704     16,606
Provision for loan losses...................................    (1,250)     2,275      1,025
                                                              --------   --------   --------
Net interest income after provision for loan losses.........    12,152      3,429     15,581
Other income................................................     2,403        171      2,574
Other expense...............................................    10,822     20,770     31,592
                                                              --------   --------   --------
Income (loss) before taxes..................................     3,733    (17,170)   (13,437)
Income tax provision (benefit)..............................     1,605       (951)       654
                                                              --------   --------   --------
Net income (loss)...........................................  $  2,128   $(16,219)  $(14,091)
                                                              ========   ========   ========
Total assets................................................  $564,014   $ 90,504   $654,518
                                                              ========   ========   ========

                                                               THRIFT      NON-
FIVE MONTHS ENDED MAY 31, 1999 SEGMENT DATA                   BANKING    BANKING     TOTAL
-------------------------------------------                   --------   --------   --------
Interest income.............................................  $ 17,771   $ 10,094   $ 27,865
Interest expense............................................    11,680     11,449     23,129
                                                              --------   --------   --------
Net interest income (loss)..................................     6,091     (1,355)     4,736
Provision for loan losses...................................        --      2,697      2,697
                                                              --------   --------   --------
Net interest income (loss) after provision for loan
  losses....................................................     6,091     (4,052)     2,039
Other income................................................     4,278      9,481     13,759
Other expense...............................................     7,678     23,696     31,374
                                                              --------   --------   --------
Income (loss) before reorganization items, taxes and
  extraordinary item........................................     2,691    (18,267)   (15,576)
Reorganization items........................................        --    (52,034)   (52,034)
                                                              --------   --------   --------
Income (loss) before taxes and extraordinary item...........     2,691    (70,301)   (67,610)
Income tax provision (benefit)..............................     1,357       (699)       658
                                                              --------   --------   --------
Income (loss) before extraordinary item.....................     1,334    (69,602)   (68,268)
Extraordinary item..........................................        --    225,606    225,606
                                                              --------   --------   --------
Net income..................................................  $  1,334   $156,004   $157,338
                                                              ========   ========   ========
Total assets................................................  $606,954   $180,333   $787,287
                                                              ========   ========   ========

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

21. OPERATING SEGMENTS (CONTINUED)

                                                               THRIFT      NON-
1998 SEGMENT DATA                                             BANKING     BANKING      TOTAL
-----------------                                             --------   ---------   ----------
Interest income.............................................  $ 41,813   $  98,703   $  140,516
Interest expense............................................    29,775      95,683      125,458
                                                              --------   ---------   ----------
Net interest income.........................................    12,038       3,020       15,058
Provision for loan losses...................................    (5,100)     18,438       13,338
                                                              --------   ---------   ----------
Net interest income (loss) after provision for loan
  losses....................................................    17,138     (15,418)       1,720
Other income (loss).........................................     6,528    (100,681)     (94,153)
Other expense...............................................    12,878     100,404      113,282
                                                              --------   ---------   ----------
Income (loss) before taxes..................................    10,788    (216,503)    (205,715)
Income tax provision (benefit)..............................     4,639      (8,695)      (4,056)
                                                              --------   ---------   ----------
Net income (loss)...........................................  $  6,149   $(207,808)  $ (201,659)
                                                              --------   ---------   ----------
Total assets................................................  $594,259   $ 489,994   $1,084,253
                                                              ========   =========   ==========

                                                              THRIFT       NON-
1997 SEGMENT DATA                                            BANKING     BANKING       TOTAL
-----------------                                            --------   ----------   ----------
Interest income............................................  $ 34,647   $   75,410   $  110,057
Interest expense...........................................    26,377       60,459       86,836
                                                             --------   ----------   ----------
Net interest income........................................     8,270       14,951       23,221
Provision for loan losses..................................      (550)       2,541        1,991
                                                             --------   ----------   ----------
Net interest income after provision for loan losses........     8,820       12,410       21,230
Other income...............................................    12,723       48,580       61,303
Other expense..............................................    16,729       40,003       56,732
                                                             --------   ----------   ----------
Income before taxes........................................     4,814       20,987       25,801
Income tax provision.......................................     2,070        8,567       10,637
                                                             --------   ----------   ----------
Net income.................................................  $  2,744   $   12,420   $   15,164
                                                             ========   ==========   ==========
Total assets...............................................  $466,199   $1,162,828   $1,629,027
                                                             ========   ==========   ==========

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                      QUARTERS ENDED
                                                                 ------------------------
                                                  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                      1999           1999          1999       1999
                                                  ------------   -------------   --------   ---------
Interest income.................................    $ 15,318       $  16,673     $ 16,543   $ 17,203
Interest expense................................       8,895           9,419        9,454     16,627
Provision for loan losses.......................       1,685            (741)       2,708         70
                                                    --------       ---------     --------   --------
Net interest income after provision for loan
  losses........................................       4,738           7,995        4,381        506
Non-interest (loss) income......................         (38)            101        6,806      9,464
Non-interest expense............................      10,628          14,928       16,295     21,115
                                                    --------       ---------     --------   --------
Loss before reorganization items, taxes and
  extraordinary item............................      (5,928)         (6,832)      (5,108)   (11,145)
Reorganization items............................          --              --      (37,601)   (14,433)
                                                    --------       ---------     --------   --------
Loss before taxes and extraordinary item........      (5,928)         (6,832)     (42,709)   (25,578)
Income tax provision............................         225             304          408        375
                                                    --------       ---------     --------   --------
Loss before extraordinary item..................      (6,153)         (7,136)     (43,117)   (25,953)
Extraordinary item..............................          --              --      225,606         --
                                                    --------       ---------     --------   --------
Net (loss) income...............................    $ (6,153)      $  (7,136)    $182,489   $(25,953)
                                                    ========       =========     ========   ========
Basic and diluted loss per share................    $  (0.31)      $   (0.36)         N/A   $  (2.38)

                                                                      QUARTERS ENDED
                                                                 ------------------------
                                                  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                      1998           1998          1998       1998
                                                  ------------   -------------   --------   ---------
Interest income.................................    $ 23,358       $  41,017     $ 41,323   $ 34,818
Interest expense................................      26,151          35,054       33,793     30,460
Provision for loan losses.......................       1,147          15,191       (1,500)    (1,500)
                                                    --------       ---------     --------   --------
Net interest (loss) income after provision for
  loan losses...................................      (3,940)         (9,228)       9,030      5,858
Non-interest (loss) income......................     (54,158)        (87,103)      40,970      6,138
Non-interest expense............................      27,620          36,663       29,202     19,797
                                                    --------       ---------     --------   --------
(Loss) income before income taxes...............     (85,718)       (132,994)      20,798     (7,801)
Income tax provision (benefit)..................       4,136         (14,028)       8,972     (3,136)
                                                    --------       ---------     --------   --------
Net (loss) income...............................    $(89,854)       (118,966)    $ 11,826   $ (4,665)
                                                    ========       =========     ========   ========
(Loss) earnings per share:
  Basic.........................................    $  (8.25)      $  (10.82)    $   1.07   $  (0.52)
  Diluted.......................................    $  (8.25)      $  (10.82)    $   1.07   $  (0.52)

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                                      QUARTERS ENDED
                                                                 ------------------------
                                                  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                      1997           1997          1997       1997
                                                  ------------   -------------   --------   ---------
Interest income.................................    $ 34,601       $  29,947     $ 27,892   $ 17,617
Interest expense................................      27,800          24,345       20,717     13,974
Provision for loan losses.......................       1,065           2,350          445     (1,869)
                                                    --------       ---------     --------   --------
Net interest income after provision for loan
  losses........................................       5,736           3,252        6,730      5,512
Non-interest income.............................      14,586          28,631       15,585      2,501
Non-interest expense............................      15,744          19,578       13,502      7,908
                                                    --------       ---------     --------   --------
Income before income taxes......................       4,578          12,305        8,813        105
Income tax provision............................       1,656           5,237        3,702         42
                                                    --------       ---------     --------   --------
Net income......................................    $  2,922       $   7,068     $  5,111   $     63
                                                    ========       =========     ========   ========
Earnings per share:
  Basic.........................................    $   0.26       $    0.85     $   0.68   $   0.01
  Diluted.......................................    $   0.24       $    0.80     $   0.66   $   0.01

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

23. PARENT COMPANY INFORMATION (UNAUDITED)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    1999       1998
                                                                  --------   --------
    ASSETS
      Cash and cash equivalents.................................  $   790    $  1,674
      Mortgage-backed securities available for sale, at fair
        value...................................................       --      13,395
      Due from affiliate, net...................................   30,732      68,908
      Investment in subsidiaries................................   54,130       7,135
      Prepaid expenses and other assets.........................    1,237      29,270
                                                                  -------    --------
                                                                  $86,889    $120,382
                                                                  =======    ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
      Accounts payable and other liabilities....................  $ 6,171    $ 15,187
      Short-term borrowings.....................................    2,385      13,745
      Notes payable.............................................       --     184,245
                                                                  -------    --------
        Total liabilities.......................................    8,556     213,177
      Contributed and retained equity (deficit).................   78,333     (92,795)
                                                                  -------    --------
                                                                  $86,889    $120,382
                                                                  =======    ========

CONDENSED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1999       1998        1997
                                                               --------   ---------   --------
      Interest income........................................  $  1,144   $   6,152   $  6,187
      Interest expense.......................................    18,197      29,419     18,337
                                                               --------   ---------   --------
      Net interest expense...................................   (17,053)    (23,267)   (12,150)
      Non-interest loss......................................    (2,441)    (14,056)      (344)
      Non-interest expense...................................    13,934       3,944      1,667
                                                               --------   ---------   --------
      Loss before income tax (benefit) provision, equity in
        earnings (losses) of subsidiaries, and extraordinary
        item.................................................   (33,428)    (41,267)   (14,161)
      Income tax (benefit) provision.........................      (968)      1,217     (5,947)
      Equity in earnings (losses) of subsidiaries............    25,536    (159,175)    23,378
      Extraordinary item.....................................   150,171          --         --
                                                               --------   ---------   --------
      Net income (loss)......................................  $143,247   $(201,659)  $ 15,164
                                                               ========   =========   ========

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

23. PARENT COMPANY INFORMATION (UNAUDITED) (CONTINUED)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1999       1998        1997
                                                                  --------   ---------   --------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss).........................................  $143,247   $(201,659)  $ 15,164
      Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
        Market valuation losses and impairments.................     2,770      12,443         --
        Amortization and accretion of discounts.................        88       5,417         --
        Loss (gain) on sale of mortgage backed securities
          available for sale....................................       110      (1,247)        --
        Equity in earnings of subsidiaries......................   (25,536)    161,609    (23,378)
        Reorganization items:
          Write-off of unamortized debt issuance costs..........    11,319          --         --
          Gain on extinguishment of debt........................  (150,171)         --         --
        Other...................................................      (414)         --         --
        Change in:
          Prepaid expenses and other assets.....................    16,824       1,806     (8,823)
          Accounts payable and other liabilities................     5,621      10,366    (10,939)
          Due from affiliate, net...............................    (4,680)    (46,656)   (92,240)
                                                                  --------   ---------   --------
            Net cash used in operating activities...............      (822)    (57,921)  (120,216)
                                                                  --------   ---------   --------

    CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of mortgage-backed securities available for
          sale..................................................        --     (36,357)   (82,949)
        Principal repayment of mortgage-backed securities
          available for sale....................................       228      12,056     12,452
        Proceeds from sale of mortgage-backed securities,
          available for sale....................................    11,298      77,532         --
        Dividend received from subsidiary.......................       385          --         --
        Net investment in subsidiaries..........................      (250)    (20,558)        --
                                                                  --------   ---------   --------
            Net cash provided by (used in) investing
              activities........................................    11,661      32,673    (70,497)
                                                                  --------   ---------   --------

    CASH FLOWS FROM FINANCING ACTIVITIES:
        Redemption of preferred stock...........................        --     (29,521)        --
        Issuance of notes payable...............................        --          --    109,245
        Proceeds from short term borrowings.....................     2,241      27,311     59,920
        Repayments of short term borrowings.....................   (13,964)    (68,473)    (5,013)
        Issuance of capital stock...............................        --      61,811         --
        Purchase of treasury stock..............................        --      (2,728)      (124)
                                                                  --------   ---------   --------
        Net cash (used in) provided by financing activities.....   (11,723)    (11,600)   164,028
                                                                  --------   ---------   --------

    NET DECREASE IN CASH AND CASH EQUIVALENTS...................      (884)    (36,848)   (26,685)

    CASH:
        Beginning of year.......................................     1,674      38,522     65,207
                                                                  --------   ---------   --------
        End of year.............................................  $    790   $   1,674   $ 38,522
                                                                  ========   =========   ========

    NONCASH FINANCING ACTIVITIES:
        Conversion of affiliate receivable to investment in
          subsidiary............................................        --   $ 120,000         --
        Issuance of preferred stock in exchange for cancellation
          of certain payables due to affiliate..................        --          --   $ 27,500
        Pay-in-kind preferred stock dividend....................        --          --      1,604

    NONCASH REORGANIZATION ITEMS:
        Cancellation of old common stock........................  $114,856          --         --
        Issuance of new common stock in exchange for notes
          payable and accrued interest thereon..................    86,819          --         --

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 30, 2000 by the undersigned, thereunto duly authorized.

                                                       WILSHIRE FINANCIAL SERVICES GROUP INC.

                                                       By:            /s/ STEPHEN P. GLENNON
                                                            -----------------------------------------
                                                                        Stephen P. Glennon
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

                        NAME                                               TITLE
                        ----                                               -----
                 /s/ LARRY B. FAIGIN
     -------------------------------------------       Chairman of the Board
                   Larry B. Faigin

               /s/ STEPHEN P. GLENNON
     -------------------------------------------       Chief Executive Officer and Director
                 Stephen P. Glennon

                  /s/ GLENN J. OHL
     -------------------------------------------       Chief Financial Officer
                    Glenn J. Ohl

               /s/ ELIZABETH F. AAROE
     -------------------------------------------       Director
                 Elizabeth F. Aaroe

              /s/ ROBERT M. DEUTSCHMAN
     -------------------------------------------       Director
                Robert M. Deutschman

                /s/ PETER S. FISHMAN
     -------------------------------------------       Director
                  Peter S. Fishman

                /s/ DANIEL A. MARKEE
     -------------------------------------------       Director
                  Daniel A. Markee

                                 EXHIBIT INDEX

    The following exhibits are filed as part of this report.

  2.1    Solicitation and Disclosure Statement dated February 1,
         1999, (incorporated by reference to the Company's current report on Form 8-K dated February 8, 1999).

  2.2 Form of Plan of Reorganization (incorporated by reference to the Company's current report on form 8-K dated February 8,
         1999).

++3.1    Certificate of Incorporation

++3.2    By-laws

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

+10.7 Master Repurchase Agreement between Girard Savings Bank FSB and Bear Stearns Mortgage Capital Corporation dated as of
         December 22, 1995

 10.12   Cease and Desist Order (Wilshire Financial Services Group
         Inc. and Wilshire Acquisition Corporation)(incorporated by reference to the Company's report on Form 10-K dated April
         2, 1999)

 10.13   Purchase and Sale Agreement dated October 14, 1998 between
         Salomon Brothers Realty Corp. and WMFC 1997-4 Inc.
         (Incorporated by reference to the Company's report on Form
         8-K dated October 14, 1998).

 10.14 Mortgage Loan Purchase Agreement dated October 30, 1998 between Wilshire Funding Corporation and Bear Stearns
         Mortgage Capital Corporation (Incorporated by reference to the Company's current report on Form 8-K dated October 30,
         1998).

*10.15   1999 Equity Participation Plan

*10.16   Master Repurchase Agreement dated November 26, 1999 between
         CS First Boston Mortgage Capital LLC and Wilshire Funding
         Corp.

*10.17   Master Repurchase Agreement dated December 15, 1999 between
         CS First Boston (Europe) Limited and Wilshire Funding Corp.

*10.18   Post-Restructuring Agreement dated June 8, 1999 among WCC,
         Capital Consultants, Inc. and Wilshire Financial Services
         Group Inc.

*10.19   DIP Loan Agreement dated March 3, 1999 between Wilshire Real
         Estate Partnership L.P. and Wilshire Financial Services
         Group Inc.

#10.20   Settlement Agreement dated December 10, 1999 between
         Wilshire Real Estate Investment Inc. and Wilshire Financial
         Services Group Inc.

*11      Statement regarding earnings per share

*12 Statement regarding the computation of the ratio of earnings to fixed charges

*21.1    Subsidiaries

*27      Financial Data Schedule

*   Filed herewith

+ Incorporated by reference to the Company's Registration Statement on Form S-1 dated December 19, 1996 (Registration No. 333-15263)

++   Incorporated by reference to the Company's report on Form 8-K dated
    June 15, 1999.

#  Incorporated by reference to the Company's report on Form 8-K dated
    December 29, 1999.