Form 10-Q/A
period 1999-06-30
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2000-04-03
CIK 1024321

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A


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



      This report on Form 10-Q/A constitutes Amendment No. 1 to the Registrant's Form 10-Q for the quarter ended June 30, 1999. This report is intended to amend certain information contained in Part I, Items 1 and 2, and
Part II, Item 6. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Accounting Matters" for a discussion of the basis for such amendments.



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

    Item 4.  Submission of Matters to a Vote of Security Holders..............34

    Item 5.  Other Information................................................34

    Item 6.  Exhibits and Reports on Form 8-K.................................34

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)



                                                                                                Predecessor
                                                                       Reorganized Company        Company
                                                                   --------------------------   -----------
                                                                     June 30,        May 31,    December 31,
                                                                       1999           1999          1998
                                                                   -----------    -----------   -----------
                                                                   (AS RESTATED)
                                                                   (Unaudited)    (Unaudited)
                                      ASSETS

Cash and cash equivalents ......................................   $    24,304    $    26,552   $    23,468
Mortgage-backed securities available for sale, at fair value ...        98,315         99,647       114,463
Mortgage-backed securities held to maturity, at amortized cost .        11,551         11,993        13,580
Securities held to maturity, at amortized cost .................         5,971          5,969         5,962
Loans, net .....................................................       502,175        491,576       455,561
Discounted loans, net ..........................................        27,624         29,058        51,989
Loans held for sale, net, at lower of cost or market ...........        46,301         45,757       284,672
Stock in Federal Home Loan Bank of San Francisco, at cost ......         4,655          4,655         5,332
Real estate owned, net .........................................        31,332         35,374        62,168
Leasehold improvements and equipment, net ......................         6,111          6,156         8,185
Accrued interest receivable ....................................         4,509          5,138         5,468
Investment in Wilshire Real Estate Investment Trust Inc. .......         4,027          4,218         5,979
Servicer advances ..............................................        30,415          7,552         5,007
Mortgage servicing rights, net .................................            --             --         2,346
Income tax receivable ..........................................            --             --         9,865
Prepaid expenses and other assets ..............................        11,997         15,723        30,208
                                                                   -----------    -----------   -----------
TOTAL ..........................................................   $   809,287    $   789,368   $ 1,084,253
                                                                   ===========    ===========   ===========

                        LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
     Deposits ..................................................   $   492,729    $   497,424   $   510,430
     Short-term borrowings .....................................       171,339        164,854       420,816
     Notes payable .............................................            --             --       184,245
     Notes payable to Wilshire Real Estate Investment Trust Inc.        10,763         10,748        16,973
     Accounts payable and other liabilities ....................        29,549         27,442        44,584
     Minority interest in subsidiary ...........................        11,529             --            --
                                                                   -----------    -----------   -----------
        Total liabilities ......................................       715,909        700,468     1,177,048
                                                                   -----------    -----------   -----------

Commitments and Contingencies (see Note 6)

Stockholders' Equity (Deficit):
     Common stock ..............................................        94,575         88,900       117,708
     Treasury stock, at cost ...................................            --             --        (2,852)
     Retained deficit ..........................................          (802)            --      (183,294)
     Accumulated other comprehensive loss, net .................          (395)            --       (24,357)
                                                                   -----------    -----------   -----------
        Total stockholders' equity (deficit) ...................        93,378        88,900       (92,795)
                                                                   -----------    -----------   -----------
TOTAL ..........................................................   $   809,287    $   789,368   $ 1,084,253
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



                                                                                                Accumulated
                                  Preferred Stock       Common Stock         Treasury Stock       Retained     Other
                                                                                                  Earnings  Comprehensive
                                  Shares   Amount    Shares      Amount     Shares     Amount     (Deficit)     Loss         Total
                                  ------   ------    ------      ------     ------     ------     ---------     ----         -----
BALANCE, January 1, 1999              --   $  --   11,070,000  $ 117,708    185,000   $(2,852)   $(183,294)   $(24,357)    $(92,795)
   Comprehensive income:
     Net income...............                                                                     157,338                  157,338
     Unrealized holding losses
       on available for sale
       securities - net of tax                                                                                    (720)        (720)
     Unrealized loss on foreign
       currency translation...                                                                                  (1,662)      (1,662)
                                                                                                                           --------
   Total comprehensive income.                                                                                              154,956
   Impact of reorganization:
    Elimination of former
     equity in connection with
     bankruptcy plan..........                    (11,070,000)  (117,708)  (185,000)    2,852       25,956      26,739      (62,161)
    Issuance of new equity in
     connection with bankruptcy
     plan.......................                   20,033,600     88,900                                                     88,900
                                   ------------------------------------------------------------------------------------------------
BALANCE, May 31, 1999
   (Fresh-start reporting date)       --   $   --  20,033,600  $  88,900         --   $    --    $      --    $     --     $ 88,900
   Comprehensive loss:
     Net loss.................                                                                        (802)                    (802)
     Unrealized holding losses
       on available for sale
       securities - net of tax                                                                                    (394)        (394)
     Unrealized losses on
       foreign currency
       translation............                                                                                      (1)          (1)
                                                                                                                           --------
   Total comprehensive loss...                                                                                               (1,197)
Impact of Reorganization:
 Contribution of equity of CWH                                     5,675                                                      5,675
                                   ------------------------------------------------------------------------------------------------
BALANCE, June 30, 1999
 (as restated)                        --   $   --  20,033,600  $  94,575         --   $    --    $    (802)   $   (395)   $  93,378
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



      On June 10, 1999, the Company completed its plan of reorganization under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy, as discussed further in Note 3. The Company adopted fresh-start reporting (see Note
4), and restated its assets and liabilities to reflect their current fair values as of the close of business on May 31, 1999, the day management concluded that substantially all conditions precedent to the plan of reorganization had been satisfied. Under the provisions of fresh-start reporting, the Company's retained deficit and other equity accounts were reclassified to common stock. The financial statements presented include consolidated statements of financial condition of the reorganized company as of May 31, 1999 and June 30, 1999; consolidated statements of operations of the predecessor company for the two-month and five-month periods ended May 31, 1999; and a consolidated statement of operations of the reorganized company for the month ended June 30, 1999.



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

      Pursuant to the Plan, the holders of the Company's $184.2 million in outstanding publicly issued notes received approximately 96.16 shares of new common stock for every $1,000 of notes, including accrued interest through March 2, 1999 (see Note 5 - Extraordinary Item). A portion of the new common stock was reallocated by the noteholders so that holders of the old common stock received approximately 0.6% of the outstanding shares of new common stock. The principal shareholders, Andrew A. Wiederhorn and Lawrence A. Mendelsohn, received 1 share of new common stock for every 136.07 shares of old common stock held by them. The registered holders other than the principal shareholders received approximately 1 share of new common stock for every 77.28 shares of old common stock. An affiliate of the Company, Wilshire Real Estate Investment Trust ("WREIT"), holds 2,874,791 shares of new common stock, representing a 14.4% ownership interest in the Company (see Note 9--Investment in WREIT).

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

10. SIGNIFICANT TRANSACTIONS

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

      Segment data for the one month ended June 30, 1999, two months ended May 31, 1999 and three months ended June 30, 1998 are as follows:

                                             One Month Ended June 30, 1999         Two Months Ended May 31, 1999
                                          ----------------------------------    ----------------------------------
                                            Thrift       Non-                    Thrift        Non-
                                           Banking     Banking       Total       Banking     Banking       Total
                                          ---------   ---------    ---------    ---------   ---------    ---------
Interest income .......................   $   4,207   $   1,674    $   5,881    $   7,368   $   3,294    $  10,662
Interest expense ......................       2,398         453        2,851        4,829       1,673        6,502
                                          ---------   ---------    ---------    ---------   ---------    ---------
Net interest income ...................       1,809       1,221        3,030        2,539       1,621        4,160
Provision for loan losses .............          --          81           81           --       2,627        2,627
                                          ---------   ---------    ---------    ---------   ---------    ---------
Net interest income (loss) after
  provision for loan losses ...........       1,809       1,140        2,949        2,539      (1,006)       1,533
Other income ..........................         921       2,349        3,270        1,701       2,640        4,341
Other expense .........................       1,614       5,282        6,896        3,312       6,993       10,305
                                          ---------   ---------    ---------    ---------   ---------    ---------
Income (loss) before reorganization
  items, taxes and extraordinary item .       1,116      (1,793)        (677)         928      (5,359)      (4,431)
Reorganization items ..................          --          --           --           --     (37,601)     (37,601)
                                          ---------   ---------    ---------    ---------   ---------    ---------
Income (loss) before taxes and
  extraordinary item ..................       1,116      (1,793)        (677)         928     (42,960)     (42,032)
Income tax provision (benefit) ........         480        (355)         125          399        (116)         283
                                          ---------   ---------    ---------    ---------   ---------    ---------
Income (loss) before extraordinary item         636      (1,438)        (802)         529     (42,844)     (42,315)
Extraordinary item, net of tax ........          --          --           --           --     225,606      225,606
                                          ---------   ---------    ---------    ---------   ---------    ---------
Net income (loss) .....................   $     636   $  (1,438)   $    (802)   $     529   $ 182,762    $ 183,291
                                          =========   =========    =========    =========   =========    =========
Total assets ..........................   $ 611,304   $ 197,983    $ 809,287    $ 606,954   $ 182,414    $ 789,368
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
                                     ===========     ===========    ===========

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)

      Segment data for the one month ended June 30, 1999, five months ended May 31, 1999 and six months ended June 30, 1998 is as follows:

                                             One Month Ended June 30, 1999        Five Months Ended May 31, 1999
                                          ----------------------------------    ----------------------------------
                                            Thrift       Non-                    Thrift        Non-
                                           Banking     Banking       Total       Banking     Banking       Total
                                          ---------   ---------    ---------    ---------   ---------    ---------
Interest income .......................   $   4,207   $   1,674    $   5,881    $  17,771   $  10,094    $  27,865
Interest expense ......................       2,398         453        2,851       11,680      11,449       23,129
                                          ---------   ---------    ---------    ---------   ---------    ---------
Net interest income (loss) ............       1,809       1,221        3,030        6,091      (1,355)       4,736
Provision for loan losses .............          --          81           81           --       2,697        2,697
                                          ---------   ---------    ---------    ---------   ---------    ---------
Net interest income (loss) after
  provision for loan losses ...........       1,809       1,140        2,949        6,091      (4,052)       2,039
Other income ..........................         921       2,349        3,270        4,278       9,527       13,805
Other expense .........................       1,614       5,282        6,896        7,678      23,742       31,420
                                          ---------   ---------    ---------    ---------   ---------    ---------
Income (loss) before reorganization
  items, taxes and extraordinary item .       1,116      (1,793)        (677)       2,691     (18,267)     (15,576)
Reorganization items ..................          --          --           --           --     (52,034)     (52,034)
                                          ---------   ---------    ---------    ---------   ---------    ---------
Income (loss) before taxes and
extraordinary item ....................       1,116      (1,793)        (677)       2,691     (70,301)     (67,610)
Income tax provision (benefit) ........         480        (355)         125        1,357        (699)         658
                                          ---------   ---------    ---------    ---------   ---------    ---------
Income (loss) before extraordinary item         636      (1,438)        (802)       1,334     (69,602)     (68,268)
  Extraordinary item, net of tax ......          --          --           --           --     225,606      225,606
                                          ---------   ---------    ---------    ---------   ---------    ---------
Net income (loss) .....................   $     636   $  (1,438)   $    (802)   $   1,334   $ 156,004    $ 157,338
                                          =========   =========    =========    =========   =========    =========
Total assets ..........................   $ 611,304   $ 197,983    $ 809,287    $ 606,954   $ 182,414    $ 789,368
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

      Servicing Revenue. Servicing revenue for the six months ended June 30, 1999 was $4.7 million, compared with $2.7 million for the comparable period in 1998, an increase of $2.0 million. The increase reflects the servicing activity for the month of June, 1999 of WCC Inc., a newly formed, majority-owned subsidiary. Such operations were previously performed by a former affiliate, Wilshire Credit Corporation, but were transferred to WCC Inc. effective May 31, 1999 as part of our reorganization (see Note 3). As part of the agreement for the transfer of the servicing operations from Wilshire Credit Corporation to WCC Inc., Wilshire Credit Corporation continues to service some of the accounts for WCC Inc. through Auust 1999. Wilshire Credit Corporation uses the facilities and employees of WCC Inc. for this servicing. WCC Inc. pays Wilshire Credit Corporation a fee for this servicing (included in Loan service fees and expenses) and Wilshire Credit Corporation, in turn, reimburses WCC Inc. for its facilities and employees (included in Servicing revenues).

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


      Gain on Sale of Securities. Gain on sale of securities was $8.2 million for the six months ended June 30, 1999 compared to no gain on sale of securities for the six months ended June 30, 1998, a decrease of $8.2 million. This decrease reflected the lack of sales activity in the most recent period.


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

Reorganization Items

      During the six months ended June 30, 1999, we incurred approximately $52.0 million of expenses related to the WFSG restructuring (see Note 3). These expenses primarily consisted of net write-downs of the reported amounts of assets and liabilities of approximately $37.6 million, the write-off of unamortized debt issuance costs of $11.3 million, professional services of $0.6 million and costs related to the restructuring of our European operations of $2.5 million. There were no such reorganization items for the six months ended June 30, 1998. The $52.0 million of reorganization expenses, as well as $4.2 million of interest expense recognized during the period related to the Notes, will be non-recurring due to WFSG's reorganization. We recognized interest expense on the Notes only through March 3, 1999, the date WFSG filed its petition under Chapter 11 of the Bankruptcy Code.

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

      Servicing Revenue. Servicing revenue for the three months ended June 30, 1999 was $2.8 million, compared with $1.4 million for the comparable period in 1998, an increase of $1.4 million. The increase reflects the servicing activity for the month of June, 1999 of WCC Inc., a newly formed, majority-owned subsidiary. Such operations were previously performed by a former affiliate, Wilshire Credit Corporation, but were transferred to WCC Inc. effective May 31, 1999 as part of our reorganization (see Note 3). As part of the agreement for the transfer of the servicing operations from Wilshire Credit Corporation to WCC Inc., Wilshire Credit Corporation continues to service some of the accounts for WCC Inc. through August 1999. Wilshire Credit Corporation uses the facilities and employees of WCC Inc. for this servicing. WCC Inc. pays Wilshire Credit Corporation a fee for this servicing (included in Loan service fees and expenses) and Wilshire Credit Corporation, in turn, reimburses WCC Inc. for its facilities and employees (included in Servicing revenues).

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

Reorganization Items

      During the quarter ended June 30, 1999, we incurred approximately $37.6 million of expenses related to the WFSG restructuring (see Note 3). These expenses consisted of net write-downs of the reported amounts of assets and liabilities to their fair values pursuant to the adoption of fresh-start reporting (see Note 4). These reorganization expenses will be non-recurring due to the consummation of WFSG's restructuring in June 1999. There were no such items for the quarter ended June 30, 1998.

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

      Mortgage Servicing Rights, net. Mortgage servicing rights, net decreased by $2.3 million during the six months ended June 30, 1999, primarily due to the write-off, for fresh-start reporting purposes (see Note 4), of previously capitalized or purchased servicing rights.

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

      Our restructuring as described in Note 3 to the consolidated financial statements significantly improved our financial position by reducing indebtedness, eliminating the ongoing interest cost associated with that indebtedness, and significantly increasing our equity account.

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

                                          WILSHIRE FINANCIAL SERVICES GROUP INC.

Date: March 31, 2000

                                      By: /s/ STEPHEN P. GLENNON
                                          --------------------------------------
                                          Stephen P. Glennon
                                          President


                                      By: /s/ GLENN J. OHL
                                          --------------------------------------
                                          Glenn J. OHL
                                          Chief Financial Officer

                     AMENDMENT NO. 1 TO MANAGEMENT AGREEMENT

      THIS AMENDMENT NO. 1 TO MANAGEMENT AGREEMENT, dated as of April 6, 1998 by and between WILSHIRE REAL ESTATE INVESTMENT TRUST INC., a Maryland corporation ("WREIT" and, together with its subsidiaries and partnerships, and as the general partner of Wilshire Real Estate Partnership, L.P., a Delaware limited partnership (the "Company")), and WILSHIRE REALTY SERVICES CORPORATION, a Delaware corporation (the "Manager");

                                   WITNESSETH:

      WHEREAS, the Management Agreement dated as of April 6, 1998 (the "Management Agreement") between WREIT and the Manager defined Primary Investments by reference to WREIT's preliminary prospectus dated March 13, 1998 and various parties have suggested that such definition is ambiguous; and

      WHEREAS, the formula set forth in Section 9(b) of the Management Agreement contains a typographical error; and

      WHEREAS, the parties to the Management Agreement wish to eliminate any ambiguity and correct any errors;

      NOW THEREFORE, in consideration of the mutual agreements herein set forth, the undersigned agree to amend and restate the Management Agreement as follows:

      SECTION 1. Amendments.

      (a) Section 1 of the Management Agreement is hereby amended to insert therein the following definition of Primary Investments as new subsection (h):

                  "(h) "Primary Investments" means (i) commercial and
            multi-family mortgage loans that are delinquent in payments and commercial and multi-family real properties in the United States;
            (ii) subordinated interests in mortgage-backed securities (other than mortgage-backed securities backed by mortgage loans and/or real properties previously owned by Wilshire Financial Services Group Inc. or its affiliates); and (iii) international mortgage loans and real properties."

      (b) Section 9(b) of the Management Agreement is hereby deleted in its entirety and replaced with the following new subsection (b):

                  "(b) The Company shall pay to the Manager incentive
            compensation for each calendar quarter, commencing in the calendar quarter ending June 30, 1998, in an amount equal to the product of
            (A) 25% of the dollar amount by which (1)(a) Funds from Operations (before the incentive fee) of the Company per share of Common Stock (based on the weighted average number of shares outstanding) (b) plus gains (or minus losses) from debt restructuring and sales of property per share of Common Stock (based on the weighted average number of shares outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share at the initial public offering and the prices per share at any secondary offerings by the Company multiplied by (b)(i) the sum of the Ten-Year U.S. Treasury Rate and five percent per annum (ii) divided by 4, multiplied by (B) the weighted average number of shares of Common Stock outstanding during such period. "Funds from Operations" as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), on the date hereof means net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. As used in calculating the Manager's compensation, the term "Ten Year U.S. Treasury Rate" means the arithmetic average of the weekly average yield to maturity for actively traded current coupon U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years) published by the Federal Reserve Board during a quarter, or, if such rate is not published by the Federal Reserve Board, any Federal Reserve Bank or agency or department of the federal government selected by the Company. If the Company determines in good faith that the Ten Year U.S. Treasury Rate cannot be calculated as provided above, then the rate shall be the arithmetic average of the per annum average yields to maturities, based upon closing asked prices on each business day during a quarter, for each actively traded marketable U.S. Treasury fixed interest rate security with a final maturity date not less than eight nor more than twelve years from the date of the closing asked prices as chosen and quoted for each business day in each such quarter in New York City by at least three recognized dealers in U.S. government securities selected by the Company."

      SECTION 2. Execution in Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original as against any party whose signature appears thereon, and all of which shall together constitute one and the same instrument. This Agreement shall become binding when one or more counterparts hereof, individually or taken together, shall bear the signatures of all of the parties reflected hereon as the signatories.

                           [SIGNATURE PAGE TO FOLLOW]

      IN WITNESS WHEREOF, the parties hereto have executed this Amendment No.1 to Management Agreement as of the date first written above.

                              WILSHIRE REAL ESTATE INVESTMENT TRUST INC., a Maryland corporation and the general partner of Wilshire Real Estate Partnership L.P.

                              By /s/ Andrew A. Wiederhorn
                                 -----------------------------------------------
                                 Andrew A. Wiederhorn
                                 Chairman of the Board, Chief Executive Officer, Treasurer and Secretary


                              WILSHIRE REALTY SERVICES CORPORATION,
                              a Delaware corporation


                              By /s/ Andrew A. Wiederhorn
                                 -----------------------------------------------
                                 Andrew A. Wiederhorn
                                 Chairman of the Board, Chief Executive Officer, Treasurer and Secretary

                            LOAN SERVICING AGREEMENT

      This LOAN SERVICING AGREEMENT (the "Agreement") is dated April 6, 1998 between Wilshire Credit Corporation, a Nevada corporation ("the Servicer") and Wilshire Real Estate Investment Trust Inc., a Maryland corporation (the "Company").

                                    RECITALS

      The Company and certain of its affiliates intend to acquire and/or originate mortgage loans, real estate, mortgage backed securities and other real estate related assets (the "Real Estate Assets") during the term of this Agreement. The Company desires that the Servicer service such loans and the Servicer desires to do the same.

      The parties hereby agree for good and valuable consideration as follows:

      1. Exclusive Servicing of Real Estate Assets. The Servicer shall provide portfolio management services, including billing, portfolio administration and collection services ("Services") for all Real Estate Assets unless the Servicer and the Company agree that specific Real Estate Assets shall not be so serviced ("Excluded Real Estate Assets"). The Company agrees that the Servicer shall not be required to service Real Estate Assets for which the Servicer may not have applicable licenses. The Company agrees that all of its Real Estate Assets and any Affiliate's Real Estate Assets, except for Excluded Real Estate Assets, shall be serviced by the Servicer under this Agreement. The Company or one of its subsidiaries (or any partnership managed by it) shall assign all of its servicing rights (including any Special Servicing Rights as described in the Company's prospectus relating to its initial public offering) in Real Estate Assets acquired by it to the relevant Servicer; provided, however, with respect to Special Servicing Rights, the Company shall retain the right to direct foreclosure.

      2. Manner and Performance of Service. Except as otherwise specifically provided herein, the Servicer shall be entitled to exercise its sole discretion in servicing the Real Estate Assets. The Servicer shall devote such time and attention as shall be necessary to provide the Company with the Services described herein. The Servicer may service its own loans, real estate and financial assets and render services to any current or future clients, provided that such activities do not interfere with the Servicer's performance of the Services. The Services to be provided by the Servicer include the following:

            2.1 The Servicer's Duties in General. The Servicer shall administer the Real Estate Assets with reasonable care, using that degree of skill and attention that the Servicer exercises with respect to comparable Real Estate Assets that it services for its own account or as a fiduciary for others. The Servicer shall take all necessary actions which the Servicer in good faith determines are commercially reasonable in regard to each Real Estate Asset, which in the case of a loan shall continue until it is collected or the Servicer, in its good faith judgment, determines that it is no longer commercially reasonable to continue to try to collect the outstanding indebtedness on such loan.

            2.2 Compliance. The Servicer shall use its best efforts to comply throughout the term of this Agreement with all requirements of applicable federal, state and local laws and foreign laws and regulations thereunder, including to the extent applicable, any consumer and debt collection protection laws and any other consumer credit, equal opportunity and disclosure laws.

            2.3 Collection. The Servicer shall use its reasonable efforts, but not less than the same efforts it uses with respect to comparable Real Estate Assets that it services for its own account or for others, to collect all payments due and to become due under each of the Real Estate Assets from the party or parties liable thereunder (a "Borrower").

            2.4 [Reserved].

            2.5 Indemnity. The Servicer shall reimburse and indemnify the Company and its successors and assigns for and against, and hold the Company and its successors and assigns harmless from and against, any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses and disbursements, including without limitation reasonable fees and disbursements of counsel, which may be imposed upon, or incurred by the Company in any way relating to or arising out of the Servicer's gross negligence in its performance of its duties hereunder. The Company shall reimburse and indemnify the Servicer and its successors and assigns for and against, and hold the Servicer and its successors and assigns harmless from and against, any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses and disbursements, including without limitation reasonable fees and disbursements of counsel, which may be imposed upon, or incurred by the Servicer in any way relating to or arising out of the Servicer's performance of its duties hereunder, the Real Estate Assets or the servicing thereof prior to the servicing by the Servicer other than arising out of the Servicer's gross negligence.

            2.6 Modifications, Adjustable Rate, and Payoffs. In connection with its collection efforts the Servicer may modify or change the interest rate of any loan, and quote to, and accept from, a Borrower a full or partial payoff amount on any loan as full settlement.

            2.7 Monthly Accounting Reports. For each month during the term of this Agreement, the Servicer will furnish the Company with a monthly report regarding the Real Estate Assets by the twenty-fifth (25th) day of the following month. The Servicer shall furnish at the Servicer's cost such other information regarding the Servicer, the Real Estate Assets and this Agreement as the Company may from time to time reasonably request, provided, that if the information or data requested by the Company is something the Servicer cannot produce internally from its then existing reporting systems without manual compilation or production, or reprogramming its computer system, the Company shall reimburse the Servicer for its cost for furnishing such information.

      3. Term. This Agreement shall commence on the date hereof and shall continue in force for two (2) years, and thereafter, will automatically renew for successive one-year periods unless either party delivers a notice of termination at least 120 days prior to the end of the then current term.

Notwithstanding any other provision to the contrary, this Agreement shall be terminated if the Management Agreement, dated April 6, 1998 between the Company and Wilshire Realty Services Corp., a Delaware corporation ("WRSC") is terminated by either the Company or WRSC.

      4. Subservicing Agreements.

            4.1 Engagement of Subservicer. The Servicer shall not enter into Subservicing Agreements, permit the subservicing of, or delegate any of its duties to any Subservicers with respect to, all or part of the Real Estate Assets except under the circumstances described in the next sentence or as approved by WRSC. In the event that the Servicer is not permitted to service one or more Real Estate Assets in any jurisdiction pursuant to the laws, ordinances, rules or regulations ("Laws") of such jurisdiction that are applicable to such Real Estate Assets, the Servicer may retain a Subservicer under a Subservicing Agreement for the purpose of performing any servicing of such Real Estate Assets that the Servicer is not permitted by such Laws to perform; provided, however, that such Subservicer shall be retained only for so long as and to the extent that such Laws do not permit the Servicer to perform particular servicing duties. The Servicer shall notify the Company and/or WRSC of each Subservicing Agreement entered into by it pursuant to this Section 4.1 within twenty (20) business days after such Subservicing Agreement is entered into, which notice shall set forth the reasons such Subservicing Agreement is necessary and is permitted under this Section 4.1 and shall attach a copy of such Subservicing Agreement. The Servicer shall also notify the Company and/or WRSC as soon as any Subservicing Agreement is no longer necessary with respect to any Real Estate Assets and shall immediately terminate such Subservicing Agreement as to such Real Estate Assets. Each Subservicing Agreement shall provide that it is terminable at will without payment of a termination fee or penalty.

            4.2 Qualification to do Business. Each Subservicer shall be licensed to transact business and to perform its obligations under its Subservicing Agreement in each jurisdiction required by the Laws applicable to the Real Estate Assets being serviced by such Subservicer. Each Subservicing Agreement will be upon such terms and conditions as are not inconsistent with this Agreement and as the Servicer and the Subservicer have agreed. As part of its servicing activities hereunder, the Servicer shall enforce the obligations of each Subservicer under the related Subservicing Agreement.

            4.3 Liability. Notwithstanding any Subservicing Agreement, any of the provisions of this Agreement relating to agreements or arrangements between the Servicer and Subservicer or reference to actions taken through a Subservicer or otherwise, the Servicer shall remain obligated and liable to the Company for the servicing and administering of the Real Estate Assets in accordance with the provisions of this Agreement without diminution of such obligation or liability by virtue of indemnification from a Subservicer and to the same extent and under the same terms and conditions as if the Servicer alone were servicing and administering the Real Estate Assets.

            4.4 Indemnity. Any Subservicing Agreement and any other transactions or services relating to the Real Estate Assets involving a Subservicer shall be deemed to be between such Subservicer and Servicer alone, and the Company shall have no obligation, duty or liability with respect to such Subservicer, including, without limitation, any obligation, duty or liability to pay such Subservicer's fees and expenses. For purposes of remittances by the Servicer pursuant to this Agreement, the Servicer shall be deemed to have received a payment on a Mortgage Loan when the applicable Subservicer has received such payment.

            4.5 Action of Subservicer. References in this Agreement to actions taken or to be taken by the Servicer in servicing the Real Estate Assets include actions taken or to be taken by a Subservicer on behalf of the Servicer to the extent that under applicable Laws the Servicer may not take such actions directly.

      5. Maintenance of Insurance and Errors and Omissions and Fidelity
Coverage.

            5.1 Insurance Coverage Requirements. The Servicer shall use its best efforts to cause the borrower on each mortgage loan to maintain for such mortgage loan all insurance required by the terms of the such mortgage loan and related documents. If the borrower fails to maintain such insurance, then the Servicer shall notify the Company and/or WRSC of such failure and cause to be maintained prior to the termination of any existing such policy, or if there is no existing such policy, as promptly as is practicable and as conforms with accepted servicing practices (i) fire and hazard insurance with extended coverage in an amount which is at least equal to the lesser of the current principal balance of such mortgage loan and the replacement cost of the improvements which are a part of the related property and (ii) to the extent that the mortgage loan is located in a federally designated special flood hazard area, flood insurance in respect thereof. Such flood insurance shall be in an amount equal to the lesser of (y) the unpaid principal balance of the mortgage loan or (z) the maximum amount of such insurance as is available for the mortgage loan under the National Flood Insurance Act. After notifying the Company pursuant to the second preceding sentence, the Servicer shall take such action as the Company and/or WRSC reasonably requests with respect to the maintenance of any other forms of insurance which are required to be maintained pursuant to the documents governing the mortgage loan. Any amounts collected by the Servicer under any such policies (other than amounts to be applied to the restoration or repair of the underlying property or amounts released to the borrower in accordance with the terms of the mortgage loan) shall be paid to the Company. To the extent the Servicer has expended its own funds to pay for insurance premiums under this Subsection 5.1, the cost of such premiums shall be deemed a servicing advance, which is reimbursable to the Servicer.

            5.2 Servicer Insurance Requirement. In the event that the Servicer shall obtain and maintain a blanket policy insuring against losses on mortgage loans serviced for the Company with a qualified insurer, to the extent such policy provides no less coverage in scope and amount with respect to each Real Estate Assets than the insurance required to be maintained by the Servicer pursuant to Section 5.1, the Servicer shall conclusively be deemed to have satisfied its obligations as set forth in Section 5.1, it being understood and agreed that such policy may contain a deductible clause, in which case the Servicer shall, in the event that there shall not have been maintained on any mortgage loan a policy complying with Section 5.1 and there shall have been a loss which would have been covered by such policy, pay to the Company the amount not otherwise payable under the blanket policy because of such deductible clause to the extent that any such deductible exceeds the deductible limitation that pertained to the mortgage loan, or, in the absence of any such deductible limitation, the deductible limitation which is consistent with accepted servicing practices. In connection with its activities as administrator and servicer of the mortgage loans, the Servicer agrees to present, on behalf of itself and the Company, claims under any such blanket policy.

            5.3 Servicer Bond and Insurance Requirement for Officers and Directors. The Servicer shall obtain and maintain at its own expense, and keep in full force and effect throughout the term of this Agreement, a blanket fidelity bond and an errors and omissions insurance policy covering the Servicer's officers and employees acting on behalf of the Servicer in connection with its activities under this Agreement. The amount of such coverage shall meet the servicing requirements of prudent institutional commercial or residential mortgage loan servicers for the relevant market. In the event that any such bond or policy ceases to be in effect, the Servicer shall obtain a comparable replacement bond or policy. Coverage of the Servicer under a policy or bond obtained by an affiliate of the Servicer and providing the coverage required by this Section shall satisfy the requirements of this Section.

      6. Annual Statement as to Compliance. The Servicer will deliver to the Company, on or before December 31 of each year, beginning December 31, 1998, an officer's certificate stating as to each signatory thereof, that (a) a review of the activities of the Servicer during the preceding calendar year (or during the period from the date of execution of this Agreement until the end of the preceding calendar year in the case of the first such certificate) and of performance under this Agreement has been made under such officer's supervision; and (b) to the best of such officer's knowledge, based on such review, the Servicer has fulfilled in all material respects all of its obligations under this Agreement throughout such period, or if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof.

      7. Annual Independent Public Accountants' Servicing Report. On or before December 31 of each year, beginning December 31, 1998, the Servicer, at its expense, shall cause a firm of independent public accountants that is a member of the American Institute of Certified Public Accountants to furnish a statement to the Company to the effect that such firm has examined certain documents and records relating to the servicing practices of the Servicer for the preceding calendar year (or during the period from the date of execution of this Agreement until the end of the preceding calendar year in the case of the first such certificate) and that, on the basis of such examination conducted substantially in compliance with generally accepted auditing standards and the Uniform Single Attestation Program for Mortgage Bankers or the Audit Program for Mortgages serviced for FHLMC, such firm is of the opinion that such servicing during such period has been conducted generally in compliance with this Agreement except for such exceptions that, in the opinion of such firm, generally accepted auditing standards and the Uniform Single Attestation Program for Mortgage Bankers or the Audit Program for Mortgages serviced for FHLMC requires it to report, in which case such exceptions shall be set forth in such statement.

      8. Access to Certain Documentation Regarding the Real Estate Assets. Upon reasonable advance notice, the Servicer will provide reasonable access during its normal business hours at its offices to the Company and/or WRSC, and with the Company's consent, to a savings and loan association, bank or insurance company to certain reports and to information and documentation regarding the Real Estate Assets sufficient to permit the Company, the Office of Thrift Supervision, the FDIC, the supervisory agents and the examiners of any such entity to comply with applicable regulations of the Office of Thrift Supervision or other regulatory authorities with respect to investment in the Real Estate Assets.

      9. Fees and Costs. The Company shall pay the Servicer and the Servicer may retain or disburse from any Asset proceeds the following amounts:

            9.1 Reimbursement of Costs. All bona fide amounts paid by the Servicer to third parties in connection with this Agreement, including without limitation, stationery suppliers, related printing costs, fees for recordings and filings, mailgrams, repossession agency fees, legal fees, travel, insurance costs, and payments arising out of acts or omissions of third parties (including persons from which the Real Estate Assets are acquired), and the Servicer's standard photocopy charges.

            9.2 Service Fee. The Servicer shall be entitled to a fee (the "Servicer's Service Fee") for servicing Real Estate Assets equal to (a) all interest and other earnings paid or accrued on amounts from time to time on deposit in any accounts in which proceeds of Real Estate Assets are deposited plus (b) a monthly fee equal to an amount negotiated by the parties for each particular Real Estate Assets portfolio, which monthly fee shall be comparable to fees charged by other industry participants for servicing comparable loan portfolios.

            9.3 Payment. The Servicer may withdraw on a monthly basis from all Real Estate Assets proceeds all escrow payments, costs, and the Servicer's Service Fee. Within twenty-five (25) days after the last day of each calendar month the Servicer shall pay to the Company or the Affiliate owning the Real Estate Assets the net proceeds received in that calendar month. The Company or the applicable Affiliate shall pay the Servicer within fifteen (15) days after billing for any excess fees and costs. The Servicer shall receive any ancillary income, other than any float revenue.

      10. Independent Contractor. The Servicer shall provide the Services in the capacity of an independent contractor. Nothing in this Agreement shall be construed as establishing an employment, partnership or joint venture between the Company and the Servicer.

      11. Representations of the Company. The Company represents and warrants as follows:

            11.1 The Company has been duly organized and is validly existing and in good standing under the laws of the jurisdiction of its organization, with power and authority to own its properties and to conduct its business as such properties are currently owned and such business is currently conducted.

            11.2 The Company has the power and authority to execute and deliver this Agreement and to carry out its terms; and the execution, delivery, and performance of this Agreement have been duly authorized by the Company by all necessary action on the part of the Company.

            11.3 This Agreement constitutes a legal, valid and binding obligation of the Company enforceable in accordance with its terms, subject to bankruptcy, insolvency, reorganization, moratorium, or other similar laws affecting enforcement of creditor rights generally.

      12. Representations of the Servicer. The Servicer represents and warrants as follows:

            12.1 The Servicer has been duly organized and is validly existing and in good standing under the laws of the jurisdiction of its organization, with power and authority to own its properties and to conduct its business as such properties are currently owned and such business is currently conducted and has corporate power, authority and legal right to service the Real Estate Assets as provided in this Agreement.

            12.2 The Servicer has the power and authority to execute and deliver this Agreement and to carry out its terms; and the execution, delivery, and performance of this Agreement have been duly authorized by WCC and the European Servicer by all necessary corporate action on the part of WCC or the European Servicer.

            12.3 This Agreement constitutes a legal, valid and binding obligation of WCC and the European Servicer enforceable in accordance with its terms, subject to bankruptcy, insolvency, reorganization, moratorium, or other similar laws affecting enforcement of creditor rights generally.

      13. Audits and Examinations.

            13.1 The Servicer shall use reasonable efforts to maintain in good order and condition throughout the term of this Agreement all Real Estate Assets files and relevant materials that the Servicer has received regarding the Real Estate Assets.

            13.2 The Servicer shall maintain a copy of each Real Estate Assets file at its office or elsewhere within its control, provided, that at the Company's request, the Servicer will deliver copies of such Real Estate Assets to the Company or a designee of the Company. The Servicer shall make available to the Company or its duly authorized representatives, attorneys or auditors the Real Estate Assets files and the related accounts, records and computer systems maintained by the Servicer at such times as the Company shall reasonably request.

            13.3 The Servicer shall permit the Company, and its agents to audit the books and records of the Servicer applicable to the Real Estate Assets at the Servicer's business premises during the Servicer's normal business hours upon reasonable prior notice to the Servicer. The Company shall have direct access to the Servicer's management information system for the Real Estate Assets or, if applicable, to any service bureau used by the Servicer for the Real Estate Assets.

      14. Substitute Servicer; Limited Arbitration.

            14.1 If at any time during the term of this Agreement the Servicer shall breach, or default in the performance of a material obligation of the Servicer undertaken in this Agreement, the Company and the Servicer shall consult for such period of time as the Company may determine is reasonable under the circumstances to determine a mutually acceptable resolution. In the event the Company and the Servicer fail to agree thereon within such period as the Company may specify, then the Company may, by written notice to the Servicer and without limitation of any other right or remedy of the Company, require that the Servicer transfer the Real Estate Assets, and all of the Servicer's servicing and related rights and obligations in and with respect to the Real Estate Assets, to a substitute servicer to be designated by the Company. Such substitute servicer shall thereupon perform, pursuant to a servicing contract acceptable to the Company, all of the Servicer's duties and obligations under this Agreement. Upon the Company's designation of such a substitute servicer, the Servicer shall within a reasonable time and to the extent it holds possession thereof, deliver to such substitute servicer all written evidence and documentation of the Real Estate Assets and the Servicer thereafter shall cooperate and follow all instructions of the Company in all reasonable respects to facilitate such substitute servicer's performance of the Servicer's duties and obligations under this Agreement. The fees and expenses of the substitute servicer shall be paid by the Company. The Servicer, however, shall continue to be entitled to the Servicer's Service Fee with regard to any Real Estate Assets being serviced under this section, net of all servicing fees paid by the Company to the substitute servicer for such Real Estate Assets.

            14.2 If the Servicer wishes to contest or dispute the Company's appointment of a substitute servicer, The Servicer shall so notify the Company in writing within thirty (30) days after such appointment, specifying in the notice the Servicer's reasons for doing so. Such controversy or dispute regarding the Company's appointment of a substitute servicer shall be settled by arbitration, by one arbitrator in Portland, Oregon in accordance with the Rules of the American Arbitration Association ("AAA"), subject to the provisions of
Section 9.3 and any other applicable provisions of this Agreement. The arbitrator, whether appointed by the parties or pursuant to the Rules of the AAA, shall be impartial and neutral and shall have experience in the management of operations of an institution which performs financing and collection services similar to those to be performed by the Servicer under this Agreement. The decision of the arbitrator shall be final, binding and conclusive upon the parties. The arbitrator shall comply with the privacy restrictions provided in
Section 14.7 regarding publication of any award.

            14.3 In no event shall the arbitrator have power or authority to add to or detract from the agreements of the parties nor to award punitive or consequential damages. The arbitrator shall be authorized only to render an award regarding a dispute or controversy concerning the Company's appointment of a substitute servicer pursuant to Section 14.1 hereof, including an award of costs and expenses as herein provided, and the arbitrator shall not purport to determine, or issue an award regarding, any other legal or equitable rights or remedies of the parties.

            14.4 The arbitration hearing will conclude and the arbitrator's award shall be rendered in writing within 30 days after it commences. The arbitrator will make every effort to enforce this requirement strictly, but may extend the time for the hearing upon a showing that exceptional circumstances require extension to prevent manifest injustice.

            14.5 The parties will share equally the expense of deposits and advances required by the AAA but either party may advance such amounts, subject to recovery thereof as an addition or offset to any award. The arbitrator shall award to the prevailing party, as determined by the arbitrator, all costs, fees and expenses related to the arbitration, including reasonable fees and expenses of attorneys, experts and other professionals incurred by the prevailing party.

            14.6 In the event of any legal action relating to the arbitration, including any action to stay the arbitration, to vacate, modify or correct any award or otherwise, the prevailing party in such action as determined by the court shall be entitled to recover from the other party its court costs and reasonable fees and expenses of attorneys, experts and other professionals incurred in connection with the action, including such costs, fees and expenses upon appeal. The institution and maintenance of an action for judicial relief, or the pursuit of any provisional, ancillary, or judicial remedy by any party, shall not constitute a waiver of the right of any party, including the plaintiff in such judicial action, to submit the controversy or claim to arbitration pursuant to Section 14.2 hereof.

            14.7 The Servicer and the Company acknowledge that the existence, progress and results of any arbitration held under this Agreement, and any arbitral award, are to remain private. Each party agrees not to publish or disclose any information regarding the arbitration or any such award by any means, except as may be required for enforcement of any arbitral award and further agrees to take reasonable care, but in no event less care than it takes to protect its own confidential business information generally, to prevent disclosure and dissemination of such information.

            14.8 The award rendered in any arbitration may be enforced in any court of competent jurisdiction.

      15. General Provisions.

            15.1 Written Notices. Notices under this Agreement must be in writing and mailed, U.S. Mail with first class postage prepaid or overnight mail, or telecopied, to the appropriate address shown above unless the address has been changed by notice given as provided herein at least three (3) business days in advance of the effective date of such change. Notice will be effective three (3) business days after mailing or one business day after telecopy.

                  Wilshire Credit Corporation
                  1776 SW Madison Street
                  Portland, OR  97207
                  Telephone No.: (503) 223-5600
                  Telecopy No.:  (503) 223-8399

with a copy to:   James M. Waddington, Esq.
                  Proskauer Rose LLP
                  1585 Broadway
                  New York, NY 10036-8299

                  Wilshire Real Estate Investment Trust Inc.
                  1776 SW Madison Street
                  Portland, OR 97207
                  Telephone No.: (503) 223-5600
                  Telecopy No.: (503) 223-8399

with a copy to:   James M. Waddington, Esq.
                  Proskauer Rose LLP
                  1585 Broadway
                  New York, NY 10036-8299

                  Wilshire Realty Services Corp.
                  1776 SW Madison Street
                  Portland, OR 97207
                  Telephone No.: (503) 223-5600
                  Telecopy No.: (503) 223-8399

with a copy to:   James M. Waddington, Esq.
                  Proskauer Rose LLP
                  1585 Broadway
                  New York, NY 10036-8299

            15.2 Attorneys' Fees. If any judicial proceeding is initiated by either of the parties arising out of the subject matter of this Agreement, including without limitation any suit or action arising under state or federal securities laws, trial, appeal, or bankruptcy, the prevailing party in such proceeding will be entitled to recover, in addition to any judgment obtained in such proceeding, reasonable attorneys' fees and court costs incurred.

            15.3 Events Beyond the Control of the Parties. Performance by either party hereunder will not be deemed to be in default where the delay or default is due to events beyond its reasonable control, including without limitation war, insurrection, strike, lock-outs, riots, floods, earthquakes, fires, casualties, acts of God, epidemics, quarantine restrictions, governmental restrictions, inability to secure necessary labor or materials, acts of the other party or failure to act of any public or governmental agency or entity.

            15.4 Further Assurances. Following the execution of this Agreement, the Servicer and the Company, respectively, shall, from time to time at the request of the other, execute and deliver such other documents and instruments, and shall take such other actions, as may be reasonably necessary or appropriate to carry out and perform more effectively the terms and purposes of this Agreement.

            15.5 Governing Law. This Agreement will be governed by the laws of the state of Oregon. Any dispute arising from or in connection with this Agreement, other than as provided in Section 9, shall be resolved in the applicable state or federal court in Portland, Oregon.

            15.6 Severability. If any provision herein is deemed unenforceable in whole or in part, such provision shall be deemed severable solely to the extent of such enforceability without impacting the remainder of this Agreement.

            15.7 Counterparts. This Agreement may be executed in one or more counterparts. Each signed counterpart shall be deemed an original, but all of them together constitute one and the same instrument.

            15.8 Entire Agreement. This Agreement constitutes the entire agreement between the parties as to its subject matter and supersedes all proposals, oral or written, and all negotiations, conversations or discussions heretofore had between the parties related to the subject matter of this Agreement. Any amendment to this Agreement must be in writing signed by the party to be charged.

                           [SIGNATURE PAGE TO FOLLOW]

      IN WITNESS WHEREOF, this agreement has been duly signed by the Servicer and on behalf of the Company on the day and year first above written.

                                 Wilshire Credit Corporation


                                 /s/ Andrew A. Wiederhorn
                                 -----------------------------------------------
                                 Andrew A. Wiederhorn
                                 Chairman of the Board, Chief Executive Officer, Treasurer and Secretary


                                 Wilshire Real Estate Investment Trust Inc.


                                 /s/ Andrew A. Wiederhorn
                                 -----------------------------------------------
                                 Andrew A. Wiederhorn
                                 Chairman of the Board, Chief Executive Officer, Treasurer and Secretary

                                   WCC - WREIT
                            LOAN SERVICING AGREEMENT
                             SERVICING FEE SCHEDULE

Pursuant to the Loan Servicing Agreement dated April 6, 1998, between Wilshire Credit Corporation ("WCC") and Wilshire Real Estate Investment Trust Inc., ("WREIT") the parties agree that the Servicer's Service Fees shall be as follows for the following assets. These service fees are in addition to any management fees to be paid by WREIT under its Management Agreement with Wilshire Realty Services Corporation.

Asset                                 Service Fees
-----                                 ------------

Real Property                         3% of cash receipts (gross rent) collected

Commercial                            Mortgage Loans 5% of cash collected for
                                      discounted loans and REO; 37.5 basis
                                      points per annum on unpaid principal
                                      balance for non-discounted loans.

Residential Mortgage Loans            To be negotiated

Mortgage Backed Securities            0

Mezzanine Loans                       0


Dated as of January 1, 1999

Wilshire Credit Corporation           Wilshire Real Estate Investment Trust Inc.


By: /s/ Lawrence A. Mendelsohn        By: /s/ Andrew A. Wiederhorn
    ----------------------------          --------------------------------------
Name:  Lawrence A. Mendelsohn         Name:  Andrew A. Wiederhorn
Title: President                      Title: Chief Executive Officer

                  Amended and Restated Loan Servicing Agreement

THIS AMENDED AND RESTATED LOAN SERVICING AGREEMENT ("the Agreement") is made as of December 23, 1998, between Wilshire Servicing Company UK Limited a company incorporated in England under Company Registration Number 3277447 whose registered office is at 4 St Paul's Churchyard, London EC4M 8AY ("the Servicer") and Wilshire Real Estate Investment Trust Inc., a Maryland corporation ("the Company").

                                    RECITALS

The Company and certain of its affiliates intend to acquire and/or originate mortgage loans, real estate mortgage backed securities and other real estate related assets in the United Kingdom ("the Real Estate Assets") during the term of this Agreement. The Company desires that the Servicer service such loans and the Servicer desires to do the same. The Company and Servicer previously entered into a Loan Servicing Agreement dated April 6, 1998 ("Original Agreement") and the parties wish to amend and restate the Original Agreement.

The parties hereby agree as follows:

      1. Exclusive Servicing of Real Estate Assets. The Servicer shall provide portfolio management services including billing, portfolio administration and collection services ("Services") for all Real Estate Assets unless the Servicer and the Company agree that specific Real Estate Assets shall not be so serviced ("Excluded Real Estate Assets"). The Company agrees that the Servicer shall not be required to service Real Estate Assets for which the Servicer may not have applicable licences. The Company agrees that the Servicer shall service all of its Real Estate Assets and any affiliate's Real Estate Assets, except for Excluded Real Estate Assets under this Agreement.

      2. Manner and performance of Services. Except as otherwise specifically provided herein the Servicer shall be entitled to exercise its sole discretion in servicing the Real Estate Assets. The Servicer shall devote such time and attention as shall be necessary to provide the Company with the Services described herein. The Servicer may service its own loans, real estate and financial assets and render services to any current or future clients, provided that such activities do not interfere with the Servicer's performance of the Services. The Services to be provided by the

--------------------------------------------------------------------------------

Servicer include the following:

      2.1 The Servicer's Duties in General. The Servicer shall administer the Real Estate Assets with reasonable care, using that degree of skill and attention that the Servicer exercises with respect to comparable Real Estate Assets that it services for its own account or as a fiduciary for others. The Servicer shall take all necessary actions which the Servicer in good faith determines are commercially reasonable in regard to each Real Estate Asset, which in the case of a loan shall continue until it is collected or the Servicer, in its good faith judgement, determines that is no longer commercially reasonable to continue to try to collect the outstanding indebtedness on the loan.

      2.2 Compliance. The Servicer shall use its best efforts to comply throughout the term of the Agreement with all requirements of applicable laws and regulations including to the extent applicable, any consumer and debt collection protection laws and any other consumer credit and disclosure laws.

      2.3 Collection. The Servicer shall use its reasonable efforts, but not less than the same efforts it uses with respect to comparable Real Estate Assets that it services for others, to collect all payments due and to become due under each of the Real Estate Assets from the party or parties liable thereunder (a "Borrower").

      2.4 Subcontractors. The Servicer may subcontract services but no such subcontract shall relieve or reduce the Servicer's obligation to perform services as provided in this Agreement. The Servicer shall notify the Company and/or WRSC of each subcontract entered into by it within twenty (20) business days after such subcontract is entered into, and shall attach a copy of such subcontract. The Servicer shall also notify the Company and/or WRSC as soon as any subcontract is no longer necessary with respect to any Real Estate Assets and shall immediately terminate such subcontract is no longer necessary with respect to any Real Estate Assets and shall immediately terminate such subcontract as to such Real Estate Assets. Each subcontract shall provide that it is terminable at will without payment of a termination fee or penalty. Each subcontract will be upon such terms and conditions as are not inconsistent with this Agreement. As part of its servicing activities hereunder, the Servicer shall enforce the obligations of each subcontractor under the related subcontract. Any subcontract and any other transactions or services relating to the Real Estate Assets involving a subcontractor shall be deemed to be between such subcontractor and

--------------------------------------------------------------------------------

Servicer alone, and the Company shall have no obligation, duty or liability with respect to such subcontractor, including, without limitation, any obligation, duty or liability to pay such subcontractor fees and expenses. For purposes of remittances by the Servicer pursuant to this Agreement, the Servicer shall be deemed to have received a payment on a Mortgage Loan when the applicable subcontractor has received such payment.

      2.5 Indemnity. The Servicer shall reimburse and indemnify the Company and its successors and assigns for and against, and hold the Company and its successors and assigns harmless from and against, any and all liabilities, obligations, losses, damages, penalties, actions, judgements, suits, costs, expenses and disbursements, including without limitation reasonable legal fees and disbursements, which may be imposed upon, or incurred by the Company in any way relating to or arising out of the Servicer's gross negligence in its performance of its duties hereunder. The Company shall reimburse and indemnify the Servicer and its successors and assigns and hold the Servicer and its successors and assigns harmless from and against, any all liabilities, obligations, losses, damages, penalties, actions, judgements, suits, costs, expenses and disbursements, including without limitation reasonable legal fees and disbursements, which may be imposed upon, or incurred by the Servicer in any way relating to or arising out of the Real Estate Assets or the servicing, thereof prior to the servicing thereof by the Servicer other than arising out of the Servicer's gross negligence.

      2.6 Amendments, Variable Rate and Redemptions. In connection with its collection efforts the Servicer may modify or change the interest rate of any loan, and quote to, and accept from a Borrower a full or partial redemption amount on any loan as full settlement.

      2.7 Monthly Accounting Reports. For each month during the term of this Agreement, the Servicer will furnish the Company with a monthly report regarding the Real Estate Assets by the twenty-fifth (25th) day of the following month. The Servicer shall furnish at the Servicer's cost such other information regarding the Servicer, the Real Estate Assets and this Agreement as the Company may from time to time reasonably request, provided, that if the information or data requested by the Company is something the Servicer cannot produce internally from its then existing reporting systems without manual compilation or production, or reprogramming its computer system, the Company shall reimburse the Servicer for its cost for furnishing such information.

--------------------------------------------------------------------------------

      3. Term. This Agreement shall commence on April 6, 1998 and shall continue in force for two (2) years and thereafter will automatically renew for successive one year periods unless either party delivers a notice of termination at least 120 days prior to the end of the them current term. Notwithstanding any other provision to the contrary, this Agreement shall be terminated if the Management Agreement dated 6 April 1998 between the Company and Wilshire Realty Services Corp. a Delaware corporation ("WRSC") is terminated by either the Company or WRSC.

      4. Insurance

      4.1 Insurance Coverage Requirements. The Servicer shall use its best endeavours to cause the Borrower to maintain for each Real Estate Asset which is a loan all buildings insurance required by the terms of the relevant facility letter or loan agreement of the amount set forth therein. If the Borrower fails to maintain such insurance the Servicer shall notify the Company as promptly as possible and in accordance with usual servicing practice shall put in place and maintain a buildings insurance policy covering all the usual risks in an amount by reference to the current valuation. To the extent that the Servicer has expended its own funds to pay insurance premiums under this clause the cost of such premiums shall be deemed a servicing advance. The Servicer shall promptly notify the Company as soon as it is notified of a change of insurance carrier or increase in deductible or a decrease in the scope or amount of coverage with regard to any insurance policy maintained by a Borrower.

      4.2 Servicer Insurance Requirement. In the event that the Servicer shall obtain and maintain a block buildings insurance policy in respect of the Real Estate Assets with a reputable insurer to the extent that such policy provides no less coverage in scope than the insurance required to be maintained by the Servicer under clause 4.1 above the Servicer shall conclusively be deemed to have satisfied its obligations as set forth in clause 4.1. If the amount of the deductible under that policy is greater than it would have been under a policy effected under clause 4.1 the Servicer shall pay the difference into a custodial account prior to the date on which the fund due to the Company under the policy are required to be distributed to the Company. In accordance with its obligations under this Agreement the Servicer agrees to make any claim under any such block buildings insurance policy on behalf of itself and the Company.

--------------------------------------------------------------------------------

      4.3 Servicer Insurance Requirement. The Servicer shall obtain and maintain at its own expense, and keep in full force and effect throughout the term of this Agreement, a blanket fidelity bond and errors and omissions insurance policy covering the Servicer's officers and employees acting on behalf of the Servicer in connection with its activities under this Agreement. The amount of such coverage shall meet the servicing requirements of prudential institutional commercial or residential mortgage loan servicers for the relevant market. In the event that such bond or policy ceases to be in effect, the Servicer shall obtain a comparable replacement bond or policy. Coverage of the Servicer under a policy or bond obtained by an affiliate of the Servicer and providing the coverage required by this section shall satisfy the requirements of this clause.

      5. Annual Statement as to Compliance. The Servicer will deliver to the Company on or before 31 December in each year beginning 31 December 1998 an officer's certificate stating as to each signatory thereof that (a) a review of the activities of the Servicer during the preceding calendar year (or during the period from the date of execution of this Agreement until the end of the calendar year in the case of the first certificate) and of performance of under this Agreement has been made under such officer's supervision; and (b) to the best of such officer's knowledge based on such review the Servicer has fulfilled in all material respects all its obligations under this Agreement throughout such period or if there has been a material default in the fulfilment of any such obligation specifying each such default known to such officer and the nature and status thereof.

      6. Access. Upon reasonable advance notice, the Servicer will provide reasonable access, during its normal business hours at its offices, to the Company to the Servicer's books and records regarding the Real Estate Assets.

      7. Fees and Costs. The Company shall pay the Servicer and the Servicer may retain or disburse from any Real Estate Asset proceeds the following amounts:

      7.1 Reimbursement of Costs. All bona fide amounts paid by the Servicer to third parties in connection with this Agreement, including without limitation, stationery suppliers, related printing costs, estate agents fees, legal fees, travel, insurance costs and payments arising out of acts and omissions of third parties (including persons from whom the Real Estate Assets are acquired) and the Servicer's standard photocopying charges.

--------------------------------------------------------------------------------

      7.2 Service Fee. The Servicer shall be entitled to a fee ("the Service Fee") for servicing the Real Estate Assets equal to (a) all interest and other earnings paid or accrued on amounts from time to time on deposit in any accounts in which proceeds of Real Estate Assets are deposited plus (b) a monthly fee together with VAT at the current rate equal to an amount negotiated by the parties for each particular Real Estate Assets portfolio which monthly fee shall be comparable to fees charged by other industry participants for servicing comparable Real Estate portfolios.

      7.3 Payment. The Servicer may withdraw on a monthly basis from all Real Estate Assets proceeds all escrow payments, costs and the Service Fee. Within twenty-five (25) days after the last day of each calendar month the Servicer shall pay to the Company or the affiliate owning the Real Estate Assets the net proceeds received in that calendar month. The Company or the applicable affiliate shall pay the Servicer within fifteen (15) days after billing for any excess fees and costs. The Servicer shall receive any ancillary income, other than float revenue.

      8. Independent Contractor. The Servicer shall provide the Services in the capacity of an independent contractor. Nothing in this Agreement shall be construed as establishing an employment partnership or joint venture between the Company and the Servicer.

      9. Representations of the Company

      9.1 The Company has been duly organised and is validly existing and of good standing under the laws of the jurisdiction of its organisation with power and authority to own its own properties and to conduct its business as such properties are currently owned and such business is currently conducted.

      9.2 The Company has the power and authority to execute and deliver this Agreement and to carry out its terms and the execution, delivery and performance of this Agreement have been duly authorised by the Company by all necessary action on the part of the Company.

      9.3 This Agreement constitutes a legal valid and binding obligation of the Company enforceable in accordance with its terms.

--------------------------------------------------------------------------------

      9.4 In those instances in which the Real Estate Assets are owned by an affiliate of the Company, the Company will cause the affiliate to comply with the Company's obligations hereunder with regard to such asset.

      10. Representations of the Servicer. The Servicer represents to the Company that it is duly incorporated under the Companies Act 1985 and that it has power under its Memorandum and Articles of Association and all necessary corporate authority has been obtained and action taken to carry on its business as it is now being conducted and to sign and deliver and perform the transactions contemplated in this Agreement.

      11. Audits and Examination.

      11.1 The Servicer shall use reasonable efforts to maintain in good order and condition throughout the term of this Agreement all Real Estate Assets files and relevant materials that the Servicer has received regarding the Real Estate Assets.

      11.2 The Servicer shall maintain a copy of each Real Estate Asset file at its office or elsewhere within its control provided that at the Company's request the Servicer will deliver copies of such Real Estate Asset files to the Company or a designee of the Company. The Servicer shall make available to the Company or its duly authorised representatives lawyers or auditors the Real Estate Assets files and the related accounts records and computer systems maintained by the Servicer at such times as the Company shall reasonably request.

      11.3 The Servicer shall permit the Company and its agents to audit the books and records of the Servicer applicable to the Real Estate assets at the Servicer's business premises during the Servicer's normal business hours upon reasonable prior notice to the Servicer. The Company shall have direct access to the Servicer's management information system for the Real Estate Assets or if applicable to any service bureau used by the Servicer for the Real Estate Assets.

      12. Substitute Servicer: Limited Arbitration

      12.1 If at any time during the term of this Agreement the Servicer shall breach or default in the performance of a material obligation of the Servicer undertaken in this Agreement, the

--------------------------------------------------------------------------------

Company and the Servicer shall consult for such period of time as the Company may determine is reasonable under the circumstances to determine a mutually acceptable resolution. In the event that the Company and the Servicer fail to agree thereon within such a period as the Company may specify, the Company may by written notice to the Servicer and without limitation of any other right or remedy of the Company, require that the Servicer transfer the Real Estate Assets, and all of the Servicer's servicing and related rights and obligations in and with respect to the Real Estate Assets, to a substitute servicer to be designated by the Company. Such substitute servicer shall thereupon perform pursuant to a servicing contract acceptable to the Company, all of the Servicer's duties and obligations under this Agreement. Upon the Company's designation of such a substitute servicer the Servicer shall within a reasonable time and to the extent that it holds possession thereof deliver to such substitute servicer all written evidence and documentation of the Real Estate Assets and the Servicer shall thereafter cooperate and follow all instructions of the Company in all reasonable respects to facilitate such substitute servicer's performance of the Servicer's duties and obligations under this Agreement. The fees and expenses of the substitute servicer shall be paid by the Company. The Servicer, however shall continue to be entitled to the Servicer's Service Fee with regard to any Real Estate Assets being serviced under this section, net of all servicing fees paid by the Company to the substitute servicer for such Real Estate Assets.

      12.2 If the Servicer wishes to contest or dispute the Company's appointment of a substitute servicer, the Servicer shall so notify the Company in writing within thirty (30) days after such appointment specifying in the notice the Servicer's reasons for doing so. Such dispute regarding the Company's appointment of a substitute servicer shall be settled by arbitration by one arbitrator in England appointed jointly by the parties or in default of agreement by the president of the Law Society. The arbitrator shall be impartial and neutral and shall have experience in the management of operations of an institution which performs services similar to those to be performed by the Servicer under this Agreement. The decision of the arbitrator shall be final, binding and conclusive on the parties. The arbitrator shall comply with the privacy restrictions provided in clause 12.6 regarding publication of any award.

      12.3 In no event shall the arbitrator have power or authority to add to or to detract from the agreements of the parties nor to award punitive or consequential damages. The arbitrator shall be authorised only to render an award regarding a dispute or controversy concerning the Company's appointment of a substitute servicer pursuant to clause 12.1 hereof, including an award of costs and

--------------------------------------------------------------------------------
expenses as herein provided and the arbitrator shall not purport to determine or issue an award regarding any other legal or equitable rights or remedies of the parties.

      12.4 The arbitration hearing will conclude and the arbitrator's award shall be rendered in writing within 30 days after it commences. The arbitrator will make every effort to enforce this requirement strictly but may extend the time for the hearing upon a showing that exceptional circumstances require extension to prevent manifest injustice.

      12.5 The arbitrator shall award to the prevailing party as determined by the arbitrator all costs fees and expenses related to the arbitration including reasonable legal fees and fees of experts and other professional incurred by the prevailing party.

      12.6 The Servicer and the Company acknowledge that the existence, progress and results of any arbitration held under this Agreement and any arbitral award are to remain private. Each party agrees not to publish or disclose any information regarding the arbitration or any such award by any means except as may be required for enforcement of any arbitral award and further agrees to take reasonable care but in any event no less care than it takes to protect its own confidential business information generally, to prevent disclose and dissemination of such information.

      12.7 The award rendered in any arbitration may be enforced in any court of competent jurisdiction.

      13. General Provisions

      13.1 Written Notices. Notices under this Agreement must be in writing and sent by first class postage prepaid to the appropriate addresses shown above unless that address has been changed by notice given as provided herein at least three (3) business days in advance of the effective date of such change. Notice will be effective three (3) business days after postage.

      Wilshire Real Estate Investment Trust Inc.
      1776 SW Madison Street
      Portland, OR 97207 U.S.A.

--------------------------------------------------------------------------------

With a copy to

      James M Waddington
      Proskauer Rose LLP
      1585 Broadway
      New York, NY 10036-8299 U.S.A.

      Wilshire Servicing Company UK Ltd
      4 St Paul's Churchyard
      London EC4M 8AY

With a copy to

      Bo Aberg
      Wilshire Servicing Company UK Ltd
      Wilshire House
      19/21 Woolmead
      Farnham
      Surrey GU9 7TT

      13.2 Events beyond the Control of the Parties. Performance by either party hereunder will not be deemed to be in default where the delay or default is due to events beyond its reasonable control including without limitation war, insurrection, strike, lock out, riots, floods, earthquakes, fires, casualties, acts of God, epidemics, quarantine restrictions, governmental restrictions, inability to secure necessary labour or materials, acts of the other party, or failure to act of any public to governmental agency or entity.

      13.3 Further Assurances. Following the execution of this Agreement the Servicer and the Company, respectively, shall, from time to time at the request of the other, execute and deliver such other, documents and instruments and shall take such other actions as may be reasonable necessary or appropriate to carry out and perform more effectively the terms and purposes of this Agreement.

--------------------------------------------------------------------------------

      13.4 Counterparts. This Agreement may be executed in one or more counterparts. Each signed counterpart shall be deemed an original, but all of them together constitute one and the same instrument.

      13.5 Entire Agreement. This Agreement constitutes the entire agreement between the parties and supersedes all proposals oral or written, including without limitation, the Original Agreement, and all negotiations conversations or discussions heretofore had between the parties relating to the subject matter of this Agreement. Any amendment to this Agreement must be in writing signed by the party to be charged.

      13.6 Governing Law This Agreement is to be governed by and construed in accordance with English Law and each party agrees to submit to arbitration in England and the exclusive jurisdiction of the English courts as regards any claim or matter arising under it.

      13.7 Severability. If any provision herein is deemed unenforceable in whole or in part such provision shall be deemed severable solely to the extent of such enforceability without impacting on the remainder of this Agreement.

SIGNED FOR AND ON BEHALF OF
WILSHIRE SERVICING COMPANY              /s/ Bo Aberg
UK LIMITED                              ----------------------------------------
(Authorised Signatory)                  Bo Aberg
                                        ----------------------------------------
                                        Print Name


SIGNED FOR AND ON BEHALF OF
WILSHIRE REAL ESTATE                    /s/ Andrew Wiederhorn
INVESTMENT TRUST Inc.                   ----------------------------------------
(Authorised Signatory)                  Andrew Wiederhorn
                                        ----------------------------------------
                                        Print Name

--------------------------------------------------------------------------------

                  AMENDED AND RESTATED LOAN SERVICING AGREEMENT
                             SERVICING FEE SCHEDULE

Pursuant to the Amended and Restated Loan Servicing Agreement made as of December 23, 1998 between Wilshire Servicing Company UK Limited and Wilshire Real Estate Investment Trust Inc., the parties agree that the Service Fees shall be as follows for the following assets.

Asset                                     Service Fees
-----                                     ------------

WREP Islands (Warners)
      Management Fees per annum           1% of invested amount
      Service Fees                        5% of cash receipts

Savoy
      Management Fees per annum           1% of invested amount (i.e. UPB)
      Service Fees                        20 basis points of UPB

Albany Loans
      Management Fees per annum           1% of average invested amount
      Service Fees                        50 basis points on invested amount of
                                          performing loans or 5% of cash
                                          receipts on non-performing

Dated as of December 23, 1998

Wilshire Servicing Company UK Limited     Wilshire Real Estate Investment
                                            Trust Inc.


By:/s/ Bo Aberg                           By: /s/ Andrew Wiederhorn
   ----------------------------------         ----------------------------------
Name: Bo Aberg                            Name: Andrew Wiederhorn
Title:_______________________________     Title:________________________________

--------------------------------------------------------------------------------

                  AMENDED AND RESTATED LOAN SERVICING AGREEMENT
                             SERVICING FEE SCHEDULE

Pursuant to the Amended and Restated Loan Servicing Agreement made as of December 23, 1998 between Wilshire Servicing Company UK Limited ("UK") and Wilshire Real Estate Investment Trust Inc., ("WREIT") the parties agree that the Service Fees shall be as follows for the following assets. These Service Fees are in addition to any management fees to be paid by WREIT under its Management Agreement with Wilshire Realty Services Corporation.

Asset                                              Service Fees
-----                                              ------------

WREP Islands (Warners)                      5% of cash receipts (gross rent)
                                            collected (UK shall be responsible
                                            for all other third party servicing
                                            fees and costs, including without
                                            limitation, Cardelles).

Savoy                                       0

Albany Loans                                50 basis points per annum on unpaid
                                            principal balance of performing
                                            loans and 5% of cash receipts on
                                            non-performing loans

A loan is non-performing if payments are more than 90 days delinquent. Servicer shall inform the Company as soon as practicable of any change in status of performing loans and non-performing loans.

Dated as of December 23, 1998

Wilshire Servicing Company UK Limited       Wilshire Real Estate Investment
                                              Trust Inc.


By:/s/ Bo Aberg                           By: /s/ Andrew Wiederhorn
   ----------------------------------         ----------------------------------
Name: Bo Aberg                           Name: Andrew Wiederhorn
Title:_______________________________     Title:________________________________

                                                                      Exhibit 11

                                                                           Reorganized
                                                                             Company          Predecessor Company
                                                                          ------------    ----------------------------
                                                                            One Month       Two Months   Three Months
                                                                              Ended           Ended         Ended
5                                                                         June 30, 1999   May 31, 1999   June 30, 1998
                                                                          -------------   ------------   -------------
                                                                           (Dollars in thousands, except share data)
Diluted net (loss) income per share:
    Net (loss) income .................................................   $       (802)   $    183,291   $     11,826
                                                                          ------------    ------------   ------------
    Average number of shares outstanding ..............................     20,033,600      10,885,000     11,065,000
    Net effect of dilutive stock options-based on treasury stock method             --              --        607,711
                                                                          ------------    ------------   ------------
        Total average shares ..........................................     20,033,600      10,885,000     11,672,711
                                                                          ============    ============   ============
    Diluted net (loss) income per share ...............................   $      (0.04)   $      16.84   $       1.01
                                                                          ============    ============   ============

                                                                                Predecessor Company
                                                                           ----------------------------
                                                                            Five Months     Six Months
                                                                               Ended           Ended
                                                                           May 31, 1999   June 30, 1998
                                                                           ------------   -------------
                                                                      (Dollars in thousands, except share data)
Diluted net income per share:
     Net income ........................................................   $    157,338   $      7,161
     Preferred Stock dividend ..........................................             --           (417)
                                                                           ------------   ------------
        Net income available to common shareholders ....................   $    157,338   $      6,744
                                                                           ============   ============
     Average number of shares outstanding ..............................     10,885,000     10,403,889
     Net effect of dilutive stock options-based on treasury stock method             --        615,273
                                                                           ------------   ------------
        Total average shares ...........................................     10,885,000     11,019,162
                                                                           ============   ============
     Diluted net income per share ......................................   $      14.45   $       0.61
                                                                           ============   ============