Form 10-Q
period 2000-03-31
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2000-05-15
CIK 1024321

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

   / /     TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-21845

                            ------------------------

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

                            ------------------------

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

                Class                   Outstanding at April 30, 2000
Common Stock, par value $.01 per share        20,033,600 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                     INDEX

PART I. FINANCIAL INFORMATION

        Item 1.  Interim Financial Statements (Unaudited):

                 Consolidated Statements of Financial Condition..............    3

                 Consolidated Statements of Operations.......................    4

                 Consolidated Statements of Cash Flows.......................    5

                 Consolidated Statements of Stockholders' Equity.............    6

                 Notes to Interim Financial Statements.......................    7

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   12

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk..   18

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings...........................................   21

        Item 2.  Changes in Securities.......................................   21

        Item 3.  Defaults Upon Senior Securities.............................   21

        Item 4.  Submission of Matters to a Vote of Security Holders.........   21

        Item 5.  Other Information...........................................   21

        Item 6.  Exhibits and Reports on Form 8-K............................   21

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Cash and cash equivalents...................................    $ 28,216      $ 54,168
Mortgage-backed securities available for sale, at fair
  value.....................................................      41,543        43,583
Mortgage-backed securities held to maturity, at amortized
  cost......................................................       9,653        10,166
Securities held to maturity, at amortized cost..............       6,032         5,979
Loans, net..................................................     513,334       437,600
Discounted loans, net.......................................      11,329        11,424
Loans and discounted loans held for sale, net, at lower of
  cost or market............................................      18,279        34,150
Stock in Federal Home Loan Bank of San Francisco, at cost...       5,600         5,575
Real estate owned, net......................................      10,799        11,571
Leasehold improvements and equipment, net...................       3,909         4,425
Accrued interest receivable.................................       4,373         3,939
Servicer advances, net......................................      21,711        25,074
Prepaid expenses and other assets...........................       8,116         6,864
                                                                --------      --------
TOTAL.......................................................    $682,894      $654,518
                                                                ========      ========

                           LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
  Deposits..................................................    $424,414      $419,285
  Short-term borrowings.....................................      25,194        31,927
  FHLB advances.............................................     112,000        80,000
  Notes payable to Wilshire Real Estate Investment Inc. ....       5,110         5,275
  Accounts payable and other liabilities....................      25,547        28,586
  Minority interest in Wilshire Credit Corporation..........      10,611        11,112
                                                                --------      --------
    Total liabilities.......................................     602,876       576,185
                                                                --------      --------

Commitments and Contingencies (see Note 2)

Stockholders' Equity:
  Common stock..............................................      93,481        92,542
  Retained deficit..........................................     (12,873)      (14,091)
  Accumulated other comprehensive loss, net.................        (590)         (118)
                                                                --------      --------
    Total stockholders' equity..............................      80,018        78,333
                                                                --------      --------
TOTAL.......................................................    $682,894      $654,518
                                                                ========      ========

                   See notes to interim financial statements

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               REORGANIZED      PREDECESSOR
                                                                 COMPANY          COMPANY
                                                              --------------   --------------
                                                              QUARTER ENDED    QUARTER ENDED
                                                              MARCH 31, 2000   MARCH 31, 1999
                                                              --------------   --------------
INTEREST INCOME:
  Loans.....................................................    $   10,761       $   13,547
  Mortgage-backed securities................................         1,149            3,291
  Securities and federal funds sold.........................           945              365
                                                                ----------       ----------
  Total interest income.....................................        12,855           17,203
                                                                ----------       ----------
INTEREST EXPENSE:
  Deposits..................................................         5,582            6,769
  Borrowings................................................         1,876            9,858
                                                                ----------       ----------
  Total interest expense....................................         7,458           16,627
                                                                ----------       ----------
NET INTEREST INCOME.........................................         5,397              576
PROVISION FOR ESTIMATED LOSSES ON LOANS.....................        (1,396)              70
                                                                ----------       ----------
NET INTEREST INCOME AFTER PROVISION FOR ESTIMATED LOSSES ON
  LOANS.....................................................         6,793              506
                                                                ----------       ----------
OTHER INCOME:
  Servicing revenue.........................................         2,300            1,915
  Real estate owned, net....................................           748            1,473
  Bankcard income, net......................................           791            1,297
  Gain on sale of loans.....................................           945            2,555
  Loan fees and charges.....................................           786              960
  Other, net................................................           364            1,264
                                                                ----------       ----------
  Total other income........................................         5,934            9,464
                                                                ----------       ----------
OTHER EXPENSES:
  Compensation and employee benefits........................         6,549            7,472
  Loan service fees and expenses paid to affiliate..........            47            5,267
  Professional services.....................................         1,067            3,340
  Occupancy.................................................           725              799
  FDIC insurance premiums...................................           219              307
  Corporate travel and development..........................           160              380
  Depreciation and amortization.............................           726              709
  Other general and administrative expenses.................         1,541            2,841
  Minority interest in WCC..................................          (501)              --
                                                                ----------       ----------
  Total other expenses......................................        10,533           21,115
                                                                ----------       ----------
INCOME (LOSS) BEFORE RESTRUCTURING ITEMS AND INCOME TAX
  EXPENSE...................................................         2,194          (11,145)
RESTRUCTURING ITEMS.........................................            --          (14,433)
                                                                ----------       ----------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE.....................         2,194          (25,578)
INCOME TAX EXPENSE..........................................           976              375
                                                                ----------       ----------
NET INCOME (LOSS)...........................................    $    1,218       $  (25,953)
                                                                ==========       ==========

INCOME (LOSS) PER SHARE.....................................    $     0.06       $    (2.38)
WEIGHTED AVERAGE SHARES OUTSTANDING.........................    20,033,600       10,885,000

                   See notes to interim financial statements

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               REORGANIZED      PREDECESSOR
                                                                 COMPANY          COMPANY
                                                              --------------   --------------
                                                              QUARTER ENDED    QUARTER ENDED
                                                              MARCH 31, 2000   MARCH 31,1999
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................     $ 1,218          $(25,953)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Provision for estimated losses on loans.................      (1,396)               70
    Provision for losses on real estate owned...............          49                --
    Depreciation and amortization...........................         726               709
    Gain on sale of real estate owned.......................        (870)           (1,630)
    Purchase of loans held for sale.........................          --              (832)
    Proceeds from sale of loans held for sale...............      10,176           151,982
    Gain on sale of loans...................................        (945)           (2,555)
    Amortization of discounts and deferred fees.............         203               631
    Income on equity investments............................          --              (219)
    Other...................................................           8                --
  Restructuring items:
    Write-off of unamortized debt issuance costs............          --            11,319
    European restructuring costs............................          --             2,492
  Change in:
    Servicer advances.......................................       3,363            (3,011)
    Accrued interest receivable.............................        (434)              746
    Prepaid expenses and other assets.......................        (382)           10,502
    Due to affiliates, net..................................          --            11,106
    Accounts payable and other liabilities..................      (2,535)           (5,847)
    Minority interest.......................................        (501)               --
                                                                 -------          --------
      Net cash provided by operating activities.............       8,680           149,510
                                                                 -------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of loans.........................................     (86,960)          (45,918)
  Loan repayments...........................................      22,884            48,255
  Loan originations.........................................      (5,270)           (6,056)
  Proceeds from sale of loans...............................          --            43,281
  Purchase of mortgage-backed securities available for
    sale....................................................      (9,919)               --
  Repayment of mortgage-backed securities available for
    sale....................................................      11,759             6,444
  Repayments of mortgage-backed securities held to
    maturity................................................         452               986
  Purchase of real estate owned.............................         (33)               --
  Proceeds from sale of real estate owned...................       2,272            17,980
  Purchase of investment equity securities..................         (25)               --
  Purchases of leasehold improvements and equipment.........         (98)             (240)
                                                                 -------          --------
      Net cash (used in) provided by investing activities...     (64,938)           64,732
                                                                 -------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits.......................     $ 5,129          $(31,799)
  Proceeds from FHLB advances...............................      32,000                --
  Proceeds from short-term borrowings.......................      10,933            41,247
  Repayments of short-term borrowings.......................     (17,591)         (233,384)
  Repayment of note payable to WREI.........................        (165)               --
  Proceeds from debtor-in-possession financing..............          --             5,000
                                                                 -------          --------
      Net cash provided by (used in) financing activities...      30,306          (218,936)
                                                                 -------          --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................     (25,952)           (4,694)
CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................      54,168            23,468
                                                                 -------          --------
  End of period.............................................     $28,216          $ 18,774
                                                                 =======          ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--Cash paid for:
  Interest..................................................     $ 6,483          $ 13,151
  Income taxes..............................................         625                --
NONCASH INVESTING ACTIVITIES:
  Additions to real estate owned acquired in settlement of
    loans...................................................         877             1,970
NONCASH RESTRUCTURING ITEMS:
  Transfer of notes payable and certain related party
    payables to liabilities subject to compromise...........          --           235,510

                   See notes to interim financial statements

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 ACCUMULATED
                                         PREFERRED STOCK         COMMON STOCK                       OTHER
                                       -------------------   ---------------------  RETAINED    COMPREHENSIVE
                                        SHARES     AMOUNT      SHARES      AMOUNT    DEFICIT         LOSS         TOTAL
                                       --------   --------   ----------   --------  ---------   --------------   --------
BALANCE, January 1, 2000.............      --       $ --     20,033,600   $92,542   $(14,091)       $(118)       $78,333
  Comprehensive income:
    Net income.......................                                                  1,218                       1,218
    Unrealized holding losses on
      available for sale
      securities -- net of tax.......                                                                (139)          (139)
    Unrealized loss on foreign
      currency translation...........                                                                (333)          (333)
                                                                                                                 -------
  Total comprehensive income.........                                                                                746
  Tax benefit from utilization of
    pre-reorganizational Net
    Operating Losses (Note 3)........                                         939                                    939
                                        -----       ----     ----------   -------   --------        -----        -------
BALANCE, March 31, 2000..............      --       $ --     20,033,600   $93,481   $(12,873)       $(590)       $80,018
                                        =====       ====     ==========   =======   ========        =====        =======

                   See notes to interim financial statements

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                                  (UNAUDITED)

           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED)

1. BASIS OF PRESENTATION

    The accompanying interim consolidated financial statements of Wilshire Financial Services Group Inc. and Subsidiaries (the "Company") are unaudited and should be read in conjunction with the 1999 Annual Report on Form 10-K. A summary of the Company's significant accounting policies is set forth in Note 5 to the Consolidated Financial Statements in the 1999 Annual Report on
Form 10-K.

    In the opinion of management, all adjustments, other than the adjustments described below, generally comprised of normal recurring accruals necessary for fair presentation of the interim consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

    On June 10, 1999, the Company completed its plan of reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. The financial statements presented include consolidated statements of financial condition of the reorganized company as of December 31, 1999 and March 31, 2000; consolidated statements of operations and cash flows of the predecessor company for the three-month period ended March 31, 1999; and consolidated statements of operations and cash flows of the reorganized company for the three-month period ended March 31, 2000.

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

    Certain reclassifications of 1999 amounts were made in order to conform to the 2000 presentation, none of which affect previously reported net income.

2. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

    The Company's savings bank subsidiary, First Bank of Beverly Hills, FSB ("First Bank" or the "Bank"), had approximately $28.8 million notional principal amount in an interest rate swap agreement outstanding at March 31, 2000, which was designated as a hedge of certain fixed rate loans in order to convert fixed rate income streams on loans to variable rate. This swap had the effect of increasing the Company's net interest income by approximately $5 thousand during the quarter ended March 31, 2000. The market value of these swaps currently deferred was $0.2 million at March 31, 2000.

    The Company and its directors are currently defendants to a lawsuit brought on behalf of each of Andrew A. Wiederhorn, the Company's former Chief Executive Officer, and Lawrence A. Mendelsohn, the Company's former President. On
August 19, 1999, the Board of Directors of the Company notified each of Messrs. Wiederhorn and Mendelsohn of the Company's intention to terminate his employment for "cause" pursuant to his employment agreement with the Company. The Company suspended the employment of each of Messrs. Wiederhorn and Mendelsohn that same day. On September 2, 1999, the Company terminated the employment of each of them for cause, although they remain executives of the Company's former affiliate and current stockholder, Wilshire Real Estate Investment Inc. ("WREI"). Mr. Wiederhorn and Mr. Mendelsohn have brought suit alleging, inter alia, that they were wrongfully terminated and

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)

           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED)

2. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK (CONTINUED) defamed by the Company's and the directors' actions. The Company has filed its response denying the allegations and has filed counterclaims against Messrs. Wiederhorn and Mendelsohn.

    The Company is also currently a party to a lawsuit with WREI. In August 1999, WREI filed suit against the Company alleging that the aforementioned suspensions of Mr. Wiederhorn and Mr. Mendelsohn caused a facilities sharing agreement between the Company and WREI to come into effect, thereby suspending WREI's obligations under a management agreement between WREI and Wilshire Realty Services Corporation ("WRSC"), a subsidiary of the Company (Messrs. Wiederhorn and Mendelsohn were simultaneously serving as the senior executive officers of
WREI). WREI's motion for preliminary injunctive relief to prevent the Company from removing Messrs. Wiederhorn and Mendelsohn from the Company's headquarters facilities and for other relief was denied in a written ruling. WREI thereafter amended its complaint to assert that, as a result of the termination of Messrs. Wiederhorn and Mendelsohn, (i) the Company had breached the management agreement with WREI (which permitted WREI to terminate that agreement), (ii) a facilities sharing agreement between the Company and WREI had been triggered, requiring WREI to pay the Company only for the cost of the management provided by the Company's employees (and no further fees would be payable under the management agreement), and (iii) WFSG is in default under a $5 million loan agreement due to alleged material adverse changes. WREI also alleges that the Company's subsidiary, Wilshire Credit Corporation ("WCC"), has provided WREI with a prepaid credit for servicing WREI's assets in the amount of $3.2 million, and that WREI may use this credit for loans that WCC services for securitization trustees where WREI owns the residual securities. The Company has denied the allegations and counterclaimed, alleging that (i) WREI has failed to pay management fees owed to the Company under the management agreement, which approximate $1.3 million in the aggregate for the quarters ended December 31, 1999 and March 31, 2000, (ii) WREI is not entitled to terminate the management agreement until April 6, 2000 (because WRSC had not breached the agreement) and any purported termination of that agreement by WREI entitles the Company to a termination fee in excess of $3 million, and (iii) the facilities sharing agreement is inapplicable and/or invalid. The Company also asserts that the prepaid servicing credit is only $2.3 million, and that it may only be used for assets owned by WREI. WCC is no longer servicing assets owned by WREI.

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

    As part of the restructuring the Company issued a Liquidation Bond to Capital Consultants Inc. ("CCI") which is a non-interest bearing obligation to pay CCI, upon any liquidation or dissolution of WCC, $19.3 million less any distributions that CCI receives from its 49.99% ownership interest in WCC. WCC is obligated to keep the bond collateralized with assets of WCC or WFSG having a fair market value equal to the bond and, to the extent that it does not do so, WFSG may be responsible for the deficiency.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)

           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED)

3. INCOME TAXES

    The Company files consolidated federal income tax returns with its eligible domestic subsidiaries. WCC and certain foreign subsidiaries that are included in the consolidated financial statements are not eligible to be included in the consolidated federal income tax return. WCC is not eligible to be consolidated as the company does not meet the required ownership threshold of 80% (our interest is 50.01%). WCC incurred a loss during the quarter ended March 31, 2000. This loss cannot offset earnings of the Company and its other subsidiaries for purposes of determining income tax liabilities. Due to the uncertainty regarding future profitability of WCC, the Company has not recorded a tax benefit for the WCC loss.

    Although the Company has net operating losses and deductible temporary differences available to offset income earned during the quarter ended
March 31, 2000, the Company recorded income tax expense of $976 thousand. There are two components to the income tax provision: current taxes of $37 thousand and deferred taxes of $939 thousand. The current tax provision results from excess inclusion earned on certain residual interests in REMICs which cannot be offset by tax losses. Deferred taxes are discussed below.

    Deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts. They are attributable to carryforwards, such as net operating losses, and temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. The deferred tax provision results from a reduction in the amount of the deferred tax asset during the quarter ended March 31, 2000.

    The Company has established a valuation allowance against the net deferred tax asset as there is not presumptive evidence that it is more likely than not that the deferred tax asset will be realized. Deferred tax assets that existed on June 10, 1999, the date of completion of the Plan, were also offset by a full valuation allowance. As these pre-reorganization tax benefits are realized from reductions in the valuation allowance, the tax effect is recorded as an increase to stockholders' equity in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP 90-7"), and not as a tax benefit in the statement of operations. Approximately $2.4 million of pre-reorganization tax benefits were realized in the quarter ended March 31, 2000. This results in a corresponding decrease in the valuation allowance and the tax effect, $939 thousand, has been recorded as an increase to stockholders' equity. The maximum pre-reorganization tax benefit available to the Company (partially subject to the annual limits discussed below) at March 31, 2000 was $66.4 million.

    The Company's net operating losses have been reduced by cancellation of indebtedness income that was excluded from taxable income in 1999. All of the Company's remaining net operating loss and capital loss carryforwards were generated in the pre-reorganization period and therefore are subject to a limitation on the amount that may be utilized annually to offset taxable income. The annual limitation on the use of pre-reorganization net operating or capital loss carryforwards is approximately $4.3 million. There is no limitation on the Company's ability to utilize deductible temporary differences. In the quarter ended March 31, 2000 the limitation on the Company's ability to utilize pre-reorganization net operating losses is approximately $3.4 million (25% of the current year limitation plus a carryover of unused limitation from the prior year).

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)

           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED)

4. SIGNIFICANT TRANSACTIONS

    During the quarter ended March 31, 2000 the Company sold loans held for sale with a carrying value of approximately $9.6 million for proceeds of $10.2 million. These sales were made primarily to repay short-term borrowing facilities for which the loans served as collateral and to provide liquidity. In addition, during the quarter ended March 31, 2000, First Bank purchased approximately $87.5 million in unpaid principal balance of adjustable-rate loans.

5. SUBSEQUENT EVENTS

    In the second quarter of 2000, the Company disposed of its French loan acquisition and servicing operations and its U.K. loan portfolio. In addition, in May 2000, the Company disposed of its remaining assets in the U.K. In the fourth quarter of 1999, the Company provided approximately $2.4 million to cover expected losses from the closure of its European operations. No further provisions were recorded during the quarter ended March 31, 2000. Management is in the process of developing the information necessary to measure the financial impact of these sales, but does not believe the impact will be material to its financial condition or results of operations.

    In May of 2000, First Bank entered into an agreement to purchase a branch of Fidelity Federal Bank. The branch, which is located in Beverly Hills, California, has approximately $82 million in deposits. The Bank expects to complete this purchase during June 2000, although there can be no assurance that the transaction will be consummated by that time. In addition, the purchase is subject to approval by the Office of Thrift Supervision.

6. OPERATING SEGMENTS

    In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," effective for fiscal years beginning after December 15, 1998. The Company opted not to adopt this statement prior to that date.

    The Company's reportable operating segments, as defined by the Company's management, are banking and non-banking (primarily loan servicing) operations. The operating segments vary in terms of regulatory environment, funding sources and asset acquisition focus. A description of the Company's operating segments is as follows:

    BANKING - The Company's banking operations are conducted through First Bank. The Bank is engaged in the acquisition and origination of mortgage loans, and merchant bankcard processing. The primary source of financing for First Bank's acquisitions and originations is wholesale certificates of deposit, FHLB advances, and, to a lesser extent, committed short-term line of credit facilities. The Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision.

    NON-BANKING - The Company's non-banking operations are conducted primarily through Wilshire Credit Corporation ("WCC") and Wilshire Funding Corporation ("WFC"). In addition to loan servicing operations, the non-banking operating segment also performs mortgage loan acquisitions and loan sales. Historically, the primary funding sources utilized for non-banking operations were line of credit and repurchase agreement facilities with nationally recognized investment and commercial banking firms.

            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)

           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED)

6. OPERATING SEGMENTS (CONTINUED)
    Segment data for the quarters ended March 31, 2000 and 1999 is as follows:

                                                                           NON-
                     2000 SEGMENT DATA                        BANKING    BANKING     TOTAL
                     -----------------                        --------   --------   --------
Interest income.............................................  $ 10,972   $  1,883   $ 12,855
Interest expense............................................     6,933        525      7,458
                                                              --------   --------   --------
Net interest income.........................................     4,039      1,358      5,397
Provision for loan losses...................................    (1,500)       104     (1,396)
                                                              --------   --------   --------
Net interest income after provision for loan losses.........     5,539      1,254      6,793
Other income................................................     1,226      4,708      5,934
Other expense...............................................     4,432      6,101     10,533
                                                              --------   --------   --------
Income (loss) before taxes..................................     2,333       (139)     2,194
Income tax provision (benefit)..............................     1,003        (27)       976
                                                              --------   --------   --------
Net income (loss)...........................................  $  1,330   $   (112)  $  1,218
                                                              ========   ========   ========
Total assets................................................  $613,133   $ 69,761   $682,894
                                                              ========   ========   ========

                                                                           NON-
                     1999 SEGMENT DATA                        BANKING    BANKING     TOTAL
                     -----------------                        --------   --------   --------
Interest income.............................................  $ 10,403   $  6,800   $ 17,203
Interest expense............................................     6,851      9,776     16,627
                                                              --------   --------   --------
Net interest income (loss)..................................     3,552     (2,976)       576
Provision for loan losses...................................        --         70         70
                                                              --------   --------   --------
Net interest income (loss) after provision for loan
  losses....................................................     3,552     (3,046)       506
Other income................................................     2,577      6,887      9,464
Other expense...............................................     4,366     16,749     21,115
                                                              --------   --------   --------
Income (loss) before restructuring items and taxes..........     1,763    (12,908)   (11,145)
Restructuring items.........................................        --    (14,433)   (14,433)
                                                              --------   --------   --------
Income (loss) before taxes..................................     1,763    (27,341)   (25,578)
Income tax provision (benefit)..............................       958       (583)       375
                                                              --------   --------   --------
Net income (loss)...........................................  $    805   $(26,758)  $(25,953)
                                                              ========   ========   ========
Total assets................................................  $576,056   $275,415   $851,471
                                                              ========   ========   ========

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

    Wilshire Financial Services Group Inc. is a diversified financial services company. We specialize in loan portfolio acquisition and servicing. We offer banking through our subsidiary, First Bank of Beverly Hills, F.S.B. ("First Bank"). First Bank is a federally chartered savings bank regulated by the Office of Thrift Supervision ("OTS") with one branch, a merchant bankcard processing center, and a lending center in Southern California. Administrative headquarters of WFSG are located in Portland, Oregon.

OVERVIEW

    During the period subsequent to our restructuring (which was effective
June 10, 1999), we have instituted a new business strategy emphasizing our core strengths in our loan pool acquisition, loan servicing, and banking operations. In addition, we have focused on the following specific objectives:

    - addressing regulatory concerns and restrictions at First Bank;

    - managing effectively our interest rate and credit risks at each of our business units;

    - winding down our European operations;

    - reducing corporate overhead; and

    - expanding our loan servicing and investment relationships with strategic partners.

    We believe we have made significant progress in this regard. Additional discussion and analysis of our results of operations appears below.

RESULTS OF OPERATIONS--QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

NET INCOME (LOSS)

    Our net income was approximately $1.2 million for the quarter ended
March 31, 2000, compared with a net loss of approximately $26.0 million for the quarter ended March 31, 1999. The increase in net income is primarily attributable to the absence of restructuring costs for the 2000 period (compared with $14.4 million of such expenses for the 1999 period), a decrease in other expenses of $10.6 million, and an increase in net interest income of $4.8 million, partially offset by a decrease in other income of $3.5 million.

NET INTEREST INCOME

    Our net interest income was approximately $5.4 million for the quarter ended March 31, 2000 compared with approximately $0.6 million for the quarter ended March 31, 1999. This increase was due to a decline in interest expense of $9.1 million, partially offset by a decline in interest income of $4.3 million, reflecting our reduction during 1999 in the levels of loans and other interest-earning assets and paydown of the related short-term borrowing facilities.

    INTEREST INCOME. Our interest income was approximately $12.9 million for the quarter ended March 31, 2000 compared with approximately $17.2 million for the quarter ended March 31, 1999, a decrease of $4.3 million. This decrease was primarily due to a decrease in the average balance of our interest-earning assets from approximately
$847.0 million for the quarter ended March 31, 1999, to approximately
$612.3 million for the quarter ended March 31, 2000, resulting from the sale of certain loans and other assets to provide liquidity and repay certain short-term borrowing facilities.

    INTEREST EXPENSE. Our interest expense was approximately $7.5 million for the quarter ended March 31, 2000, compared with approximately $16.6 million for the quarter ended March 31, 1999, a decrease of $9.1 million. The decrease in interest expense was primarily due to a decrease in our interest-bearing liabilities to approximately $566.7 million at March 31, 2000 from approximately $894.7 million at March 31, 1999, resulting primarily from the repayments of short-term borrowing facilities with proceeds from the asset sales described above. In addition, during the quarter ended March 31, 1999, we recognized $4.2 million of interest on our 13% Notes and 13% Series B Notes (the "Notes") payable through the date on which we filed our voluntary Chapter 11 petition, which was March 3, 1999. As part of our restructuring, in June 1999 the Notes were converted to equity of WFSG.

PROVISION FOR LOSSES ON LOANS

    Provision for losses on loans for the quarter ended March 31, 2000 was a net recovery of approximately $1.4 million, compared with a provision of approximately $0.1 million for the three months ended March 31, 1999. During the quarter ended March 31, 2000 the Bank reversed $1.5 million of provisions for loan losses recorded in prior periods. The reversal of these prior provisions was a result of the quarterly analysis performed to determine the adequacy of current loan loss reserve levels, which were deemed excessive due to the continued seasoning and improved loss performance of the Bank's loan portfolio. This provision reversal was partially offset by additional provisions of approximately $0.1 million taken on discounted loans in our non-banking operations.

OTHER INCOME

    Our other income decreased to approximately $5.9 million for the quarter ended March 31, 2000 from approximately $9.5 million for the quarter ended March 31, 1999. The components of our other income are reflected in the following table:

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Other income:
Servicing revenue...........................................   $2,300     $1,915
Real estate owned, net......................................      748      1,473
Bankcard income, net........................................      791      1,297
Gain on sale of loans.......................................      945      2,555
Loan fees and charges.......................................      786        960
Other, net..................................................      364      1,264
                                                               ------     ------
    Total other income......................................   $5,934     $9,464
                                                               ======     ======

    The decrease in other income was primarily attributable to a $1.6 million decrease in gain on sale of loans, a $0.9 million decrease in other, net, a $0.7 million decrease in real estate owned, net, and a $0.5 million decrease in bankcard income, net, offset in part by a $0.4 million increase in servicing revenue. The components of other income are further described below.

    SERVICING REVENUE. Servicing revenue for the three months ended March 31, 2000 was $2.3 million, compared with $1.9 million for the three months ended March 31, 1999, an increase of $0.4 million. The increase reflects the servicing activity of WCC, a newly formed, majority-owned subsidiary. Such operations were previously performed by a former affiliate, Capital Wilshire Holdings Inc. (CWH, formerly known as Wilshire Credit Corporation), and were not included in the consolidated financial statements of WFSG. Certain assets and liabilities of Wilshire Credit Corporation (including its name) were transferred to WCC effective June 10, 1999 as part of our reorganization.

    REAL ESTATE OWNED, NET. Real estate owned, net decreased approximately $0.7 million from the quarter ended March 31, 1999 to the quarter ended March 31, 2000 due to a decline in gains on sales of properties acquired through foreclosure or deed-in-lieu thereof.

    BANKCARD INCOME, NET. Bankcard income, net was approximately $0.8 million during the quarter ended March 31, 2000, compared with approximately
$1.3 million for the three months ended March 31, 1999. This decrease is attributable in part to a management decision to discontinue processing for high-risk audiotext merchants at the end of 1999, focusing on growth in internet, mail order and retail merchant processing. Total processing volume increased during the first quarter of 2000 over the similar period in the prior year, but bankcard income, net declined due to smaller processing margins on the current mix of merchants. In addition, approximately $0.4 million in loss reserves were recorded during the current quarter, with no such provision during the first quarter of 1999. These additional reserves were needed to offset continuing losses incurred principally as a result of terminating auditotext merchant relationships.

    The financial results of First Bank's merchant bankcard processing operations for the quarters ended March 31, 2000 and 1999 have been as follows:

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Bankcard revenues...........................................  $ 3,970    $ 3,486
Bankcard processing expenses................................   (3,179)    (2,189)
                                                              -------    -------
Bankcard income, net........................................      791      1,297
Other expenses..............................................     (933)      (725)
                                                              -------    -------
(Loss) income after other expenses..........................  $  (142)   $   572
                                                              =======    =======

    GAIN ON SALE OF LOANS. Gain on sale of loans decreased by approximately $1.6 million from the three months ended March 31, 1999 to the three months ended March 31, 2000. The decrease is primarily due to gains of $2.6 million on sales of approximately $192.7 million carrying value of loans during the three months ended March 31, 1999, compared with gains of $0.9 million on sales of approximately $9.6 million carrying value of loans for the 2000 period.

    LOAN FEES AND CHARGES. Loan fees and charges decreased from approximately $1.0 million for the three months ended March 31, 1999 to approximately
$0.8 million for the three months ended March 31, 2000. The decrease was primarily due to a decline in new loan production at First Bank, partially offset by ancillary charges and late fee income on loans serviced by WCC. Such servicing operations were previously preformed by CWH, but were transferred to WCC effective June 10, 1999 as part of our reorganization.

    OTHER, NET. Other, net was approximately $0.4 million for the three months ended March 31, 2000, compared with approximately $1.3 million for the three months ended March 31, 1999. The decrease is primarily attributable to management fees earned from WREI of $0.9 million for the quarter ended
March 31, 1999. No such fees have been accrued during the quarter ended
March 31, 2000. See Note 2 to the interim consolidated financial statements.

OTHER EXPENSES

    Our other expenses totaled approximately $11.0 million for the quarter ended March 31, 2000 compared with approximately $21.1 million for the quarter ended March 31, 1999, a decrease of $10.1 million. This decrease was primarily due to decreases in loan service fees and expenses of $5.2 million, professional services of $2.3 million, other general and administrative of $1.3 million, and compensation and employee benefits of $0.9 million.

    LOAN SERVICE FEES AND EXPENSES PAID TO AFFILIATE. Loan service fees and expenses paid to affiliate decreased from $5.3 million for the quarter ended March 31, 1999 to less than $0.1 million for the quarter ended March 31, 2000. This decrease was primarily due to the inclusion of WCC's operating results with WFSG in 1999 resulting from the restructuring.

    PROFESSIONAL SERVICES. Professional services decreased to approximately $1.1 million for the quarter ended March 31, 2000 from approximately
$3.3 million during the quarter ended March 31, 1999. In the 1999 period, we incurred higher legal, accounting and consulting fees in connection with our restructuring plan prior to the March 3, 1999 Chapter 11 petition filing. No such non-recurring costs were incurred for the quarter ended March 31, 2000.

    OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses decreased to approximately $1.5 million for the quarter ended
March 31, 2000 from approximately $2.8 million for the quarter ended March 31, 1999, reflecting our efforts to reduce corporate overhead.

    COMPENSATION AND EMPLOYEE BENEFITS. Compensation and employee benefits totaled approximately $6.5 million for the quarter ended March 31, 2000, compared with approximately $7.5 million for the quarter ended March 31, 1999. This decrease was primarily due to reductions in our workforce, including our European operations, during 1999, resulting in savings for the first quarter of 2000 of approximately $4.0 million, and a reduction in employee bonuses of approximately $1.1 million. However, these reductions in compensation expense were partially offset by the inclusion of approximately $4.2 million of total compensation and benefits for WCC, of which the Company owns a 50.01% interest. Such expenses were previously incurred by CWH, and were not included in WFSG's consolidated financial statements prior to our reorganization, which was effective June 10, 1999.

CHANGES IN FINANCIAL CONDITION

    MORTGAGE-BACKED AND OTHER SECURITIES. For accounting purposes, our mortgage-backed and other securities are classified as available for sale and held to maturity. Our holdings of mortgage-backed securities available for sale decreased approximately $2.0 million during the quarter ended March 31, 2000. This decrease was primarily due to principal repayments of $11.8 million and an increase in unrealized holding losses of $0.2 million, partially offset by purchases of $9.9 million. Our holdings of mortgage-backed securities held to maturity decreased approximately $0.5 million during the quarter ended

March 31, 2000 primarily due to principal repayments. The following table sets forth our holdings of mortgage-backed and other securities as of March 31, 2000 and December 31, 1999:

                MORTGAGE-BACKED SECURITIES AND OTHER SECURITIES

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
Available for sale:
Mortgage-backed securities..................................   $10,243       $10,362
Agency mortgage-backed securities...........................    31,300        33,221
Held to maturity:
U.S. Government and other securities........................     6,032         5,979
Mortgage-backed securities..................................     9,653        10,166
                                                               -------       -------
    Total investment securities.............................   $57,228       $59,728
                                                               =======       =======

    LOANS, NET. Our portfolio of loans, net of discounts and allowances, increased by approximately $75.7 million during the quarter ended March 31, 2000. This increase is primarily attributable to the acquisition of Performing loans at First Bank, reflecting our emphasis on increasing the level of investment in performing loans as a percentage of the total loan portfolio. See "Discounted Loans, net" below.

    DISCOUNTED LOANS, NET. Our portfolio of discounted loans decreased by approximately $0.1 million during the quarter ended March 31, 2000, primarily due to principal repayments. It is anticipated that our future investments in discounted loans as a percentage of our total loan portfolio will be reduced. Discounted loans require significant capital resources prior to resolution, which is generally six to twenty-four months following acquisition.

    LOANS AND DISCOUNTED LOANS HELD FOR SALE, NET, AT LOWER OF COST OR
MARKET. Loans and discounted loans held for sale, net, at lower of cost or market decreased by approximately $15.9 million during the quarter ended
March 31, 2000 primarily as a result of the sale of loans to increase liquidity and reduce outstanding borrowings.

    REAL ESTATE OWNED, NET. Real estate owned, net decreased by approximately $0.8 million during the quarter ended March 31, 2000. The decrease was primarily due to sales of properties for proceeds of approximately $2.3 million, partially offset by acquisitions of real estate through foreclosure or deed-in-lieu thereof from our portfolio of discounted loans.

    DEPOSITS. First Bank's deposits increased by approximately $5.1 million during the quarter ended March 31, 2000, primarily due to an increase in wholesale certificates of deposit to fund the Bank's loan acquisitions.

    SHORT-TERM BORROWINGS. Short-term borrowings decreased by approximately $6.7 million during the quarter ended March 31, 2000. This decrease was primarily due to repayments of debt facilities with the proceeds from the loan sales described above, partially offset by $10.0 million in additional borrowings at First Bank to fund new loan acquisitions.

    FHLB ADVANCES. First Bank's FHLB advances increased by $32.0 million during the quarter ended March 31, 2000, as these borrowings were utilized to fund the Bank's new loan acquisitions. These advances have maturities ranging from three to five years, which assists in reducing our sensitivity to market interest-rate fluctuations and enables the Bank to more closely match the maturities of its investments and borrowings.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and for general business purposes. Our sources of cash flow include certificates of deposit, FHLB advances, whole loan and mortgage-backed securities sales, net interest income, borrowings under repurchase financing facilities (if available), lines of credit from commercial banks, and currently to a lesser extent, from securitizations, institutional investors and other lenders. We also have borrowed from WREI. Our liquidity is actively managed on a daily basis and is reviewed periodically by our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company.

    Since late 1998, the market for mortgage-backed securities, particularly subordinate mortgage-backed securities, has been depressed and the financial markets generally continue to be volatile. Further, certain of our lenders have expressed concern about continued lending to this industry given market conditions and to us given recent operating losses. It is not clear to what extent we can rely on short-term repurchase agreements as a source of liquidity. At March 31, 2000, our cash balances totaled approximately $28.2 million; however, $21.3 million of the balance was held at First Bank and is not available for use by any Wilshire entity other than First Bank. At December 31, 1999, our cash balance was approximately $54.2 million, of which $48.4 million was held at First Bank. The decrease in cash during the quarter was primarily due to the Bank's acquisitions of new loans, as described above, partially offset by additional borrowings to finance the acquisitions.

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

    Sources of liquidity for First Bank include wholesale certificates of deposit, FHLB advances, and mortgage-backed securities repurchase borrowings. At March 31, 2000, First Bank had approximately $405.8 million of certificates of deposit. At March 31, 2000, scheduled maturities of certificates of deposit during the 12 months ending March 31, 2001 and thereafter amounted to approximately $369.3 million and approximately $36.5 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. However, management of First Bank believes it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments and that wholesale deposits can be both a relatively efficient and stable source of funds. In addition, First Bank management is currently increasing the amount of its FHLB advance borrowings as a percentage of its total borrowings and deposits and is exploring new ways to reduce its exposure to changes in interest rates, including efforts to develop core deposits (which are less sensitive to interest rate changes) and the purchase and origination of variable-rate loans.

    Mortgage-backed securities which are subject to repurchase agreements, as well as loans and real estate which secure other indebtedness, periodically are revalued by the lender, and a decline in the value that is recognized by the lender (whether or not the lender recognized the full fair value of the security) may result in the lender requiring us to provide additional collateral to secure the indebtedness. Primarily as a result of asset sales, we have had adequate cash and cash equivalents to meet calls for additional collateral to repay a portion of the related indebtedness or to meet our other operating and financing requirements. In most instances, lenders under repurchase agreements secured by mortgage-backed securities have withheld principal and/or interest payments on such securities in order to reduce outstanding, unpaid margin calls. At March 31, 2000, there were no outstanding collateral calls, as determined by our lenders, net of withheld principal and interest payments. If we are unable to fund additional collateral requirements or to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (on short notice) a portion of our assets, and could incur losses as a result. Furthermore, since, from time to time, there is extremely limited liquidity in the market for subordinate and residual interests in mortgage-related securities, there can be no assurance that we will be able to dispose of such securities promptly for fair value in such situations.

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

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Quarterly Report on Form 10-Q which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include, but are not limited to, the real estate market, interest rates, cease and desist orders existing with regard to the Company, directive letter with regard to First Bank and other regulatory matters, the availability of pools of loans at acceptable prices, the availability of financing for existing assets, loan portfolio acquisitions and servicing portfolio expansion, and the availability of additional financing. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved. In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

    The Asset and Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swap agreements are utilized to reduce our exposure caused by the narrowing of the interest spread between fixed rate loans held for investment and associated liabilities funding those loans caused by changes in market interest rates. First Bank had approximately
$28.8 million notional principal amount in an interest rate swap agreement outstanding at March 31, 2000, which was designated as a hedge of certain fixed rate loans in order to convert variable rate liabilities to fixed rate. The swap had the effect of increasing our net interest income by approximately
$5 thousand during the quarter ended March 31, 2000.

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

    In addition, as required by OTS regulations, First Bank's Asset and Liability Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on the interest rate sensitivity of Net Portfolio Value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. The Committee further evaluates such impacts against the maximum potential changes in the interest rate sensitivity of NPV that is authorized by the Board of Directors of First Bank.

    The following table quantifies the potential changes in our net portfolio value at March 31, 2000, should interest rates go up or down (shocked) by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

                INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE

                                                                                NPV AS % OF PV OF
                                                   NET PORTFOLIO VALUE                ASSETS
                                              ------------------------------   --------------------
                                              $ AMOUNT   $ CHANGE   % CHANGE   NPV RATIO    CHANGE
                                              --------   --------   --------   ---------   --------
CHANGE IN RATES                                   (DOLLARS IN THOUSANDS)
+300bp......................................  $39,303    $(34,268)    (47)%       6.32%    (465)bp
+200bp......................................   51,732     (21,839)    (30)        8.09     (288)bp
+100bp......................................   63,411     (10,160)    (14)        9.67     (130)bp
   0bp......................................   73,571          --       0        10.97       --
-100bp......................................   81,424       7,853      11        11.92       95bp
-200bp......................................   86,268      12,697      17        12.45      148bp
-300bp......................................   88,484      14,913      20        12.64      167bp

    Management also believes that the assumptions (including prepayment assumptions) used by it to evaluate the vulnerability of our operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on NPV could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based.

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


                    ++3.1           Certificate of Incorporation.

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

                    +10.7           Master Repurchase Agreement between Girard Savings Bank FSB and Bear Stearns Mortgage Capital Corporation dated as of
                                      December 22, 1995

                    10.12           Cease and Desist Order (Wilshire Financial Services Group
                                      Inc. and Wilshire Acquisition Corporation) (incorporated
                                      by reference to the Company's report on Form 10-K dated
                                      April 2, 1999)

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

                   *10.15           1999 Equity Participation Plan.

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


                   *10.17           Master Repurchase Agreement dated December 15, 1999 between
                                      CS First Boston (Europe) Limited and Wilshire Funding
                                      Corp.

                   *10.18           Post-Restructuring Agreement dated June 8, 1999 among WCC,
                                      Capital Consultants, Inc. and Wilshire Financial Services
                                      Group Inc.

                   *10.19           DIP Loan Agreement dated March 3, 1999 between Wilshire Real
                                      Estate Partnership L.P. and Wilshire Financial Services
                                      Group Inc.

                   #10.20           Settlement Agreement dated December 10, 1999 between
                                      Wilshire Real Estate Investment Inc. and Wilshire
                                      Financial Services Group Inc.

                       11           Statement re Computation of Per Share Earnings

                       27           Financial Data Schedule

           -----------------------------------

           * Incorporated by reference to the Company's report on Form 10-K dated March 30, 2000.

           + Incorporated by reference to the Company's Registration Statement on Form S-1 dated December 19, 1996 (Registration No. 333-15263).

           ++ Incorporated by reference to the Company's report on Form 8-K dated June 15, 1999.

           # Incorporated by reference to the Company's report on Form 8-K dated December 29, 1999.

       (b) Report on Form 8-K dated January 12, 2000, reporting the resignation of the Company's President and Chief Operating Officer.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WILSHIRE FINANCIAL SERVICES GROUP INC.

Date: May 15, 2000

                                          By:  /s/ STEPHEN P. GLENNON
                                              ----------------------------------
                                              STEPHEN P. GLENNON
                                              CHIEF EXECUTIVE OFFICER

                                          By:  /s/ BRUCE A. WEINSTEIN
                                              ----------------------------------
                                              BRUCE A. WEINSTEIN
                                              CHIEF FINANCIAL OFFICER