Form 10-Q
period 2000-06-30
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2000-08-14
CIK 1024321

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2000

                                                        or

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
Yes   X         No ___
    -----

     Indicate by check mark whether the  registrant  has filed all  documents  and reports  required to be filed by
Section 12, 13 or 15(d) of the Securities  Exchange Act of 1934 subsequent to the  distribution of securities under a plan confirmed by a court.
Yes   X         No ___
    -----
                                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares  outstanding of each of the issuer's  classes of common stock,  as of the latest practicable date.

                          Class                                         Outstanding at July 31, 2000
          Common Stock, par value $.01 per share                              20,035,458 Shares

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
         Item 1.  Interim Financial Statements (Unaudited):

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................................15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................26

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................................28

         Item 2.  Changes in Securities............................................................................28

         Item 3.  Defaults Upon Senior Securities..................................................................28

         Item 4.  Submission of Matters to a Vote of Security Holders..............................................28

         Item 5.  Other Information................................................................................28

         Item 6.  Exhibits and Reports on Form 8-K.................................................................28

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

                                                                                       June 30,       December 31,
                                                                                         2000             1999
                                                                                      ----------     -------------
                                                                                      (Unaudited)
                                       ASSETS

Cash and cash equivalents..................................................           $   49,828      $     54,168
Mortgage-backed securities available for sale, at fair value...............               39,678            43,583
Mortgage-backed securities held to maturity, at amortized cost.............                8,313            10,166
Securities held to maturity, at amortized cost.............................                6,025             5,979
Loans, net.................................................................              566,479           437,600
Discounted loans, net......................................................                1,646            11,424
Loans and discounted loans held for sale, net, at lower of cost or market..               14,123            34,150
Stock in Federal Home Loan Bank of San Francisco, at cost..................                6,400             5,575
Real estate owned, net.....................................................                3,653            11,571
Leasehold improvements and equipment, net..................................                3,515             4,425
Accrued interest receivable................................................                4,152             3,939
Servicer advances, net.....................................................               18,448            25,074
Prepaid expenses and other assets..........................................               14,979             6,864
                                                                                      ----------      ------------
TOTAL                                                                                 $  737,239      $    654,518
                                                                                      ==========      ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits..............................................................           $  495,612      $    419,285
     Short-term borrowings.................................................               12,628            31,927
     FHLB advances.........................................................              112,000            80,000
     Notes payable to Wilshire Real Estate Investment Inc..................                4,583             5,275
     Accounts payable and other liabilities................................               19,728            28,586
     Minority interest in Wilshire Credit Corporation......................               10,515            11,112
                                                                                      ----------      ------------
        Total liabilities..................................................              655,066           576,185
                                                                                      ----------      ------------

Commitments and Contingencies (see Note 2)

Stockholders' Equity:
     Common stock..........................................................               94,070            92,542
     Retained deficit......................................................              (11,748)          (14,091)
     Accumulated other comprehensive loss, net.............................                 (149)             (118)
                                                                                      ----------      ------------
        Total stockholders' equity.........................................               82,173            78,333
                                                                                      ----------      ------------
TOTAL                                                                                 $  737,239      $    654,518
                                                                                      ==========      ============

See notes to interim consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

                                                                                                               Predecessor
                                                                                    Reorganized Company          Company
                                                                                ----------------------------  -------------
                                                                                Three Months     One Month     Two Months
                                                                                    Ended          Ended          Ended
                                                                                June 30, 2000  June 30, 1999  May 31, 1999
                                                                                -------------  -------------  -------------
INTEREST INCOME:
    Loans............................................................           $     12,571   $      4,400   $      8,163
    Mortgage-backed securities.......................................                  1,047          1,175          2,190
    Securities and federal funds sold................................                    910            306            309
                                                                                ------------   ------------   ------------
    Total interest income............................................                 14,528          5,881         10,662
                                                                                ------------   ------------   ------------
INTEREST EXPENSE:
    Deposits.........................................................                  6,245          2,145          4,437
    Borrowings.......................................................                  2,955            706          2,065
                                                                                ------------   ------------   ------------
    Total interest expense...........................................                  9,200          2,851          6,502
                                                                                ------------   ------------   ------------
NET INTEREST INCOME..................................................                  5,328          3,030          4,160
PROVISION FOR ESTIMATED LOSSES ON LOANS..............................                 (1,700)            81          2,627
                                                                                ------------   ------------   ------------
NET INTEREST INCOME AFTER PROVISION
    FOR ESTIMATED LOSSES ON LOANS....................................                  7,028          2,949          1,533
                                                                                ------------   ------------   ------------
OTHER INCOME:
    Servicing revenue................................................                  2,219          1,442          1,394
    Real estate owned, net...........................................                   (569)           153             (7)
    Bankcard income, net.............................................                    968            407          1,084
    Gain on sale of loans............................................                    299             12            610
    Loan fees and charges............................................                  1,470            755            736
    Other, net.......................................................                    660            341            524
                                                                                ------------   ------------   ------------
    Total other income...............................................                  5,047          3,110          4,341
                                                                                ------------   ------------   ------------
OTHER EXPENSES:
    Compensation and employee benefits...............................                  5,690          3,210          4,324
    Loan service fees and expenses...................................                   (108)         1,203          3,256
    Professional services............................................                  1,386            603           (588)
    Occupancy........................................................                    593            204            586
    FDIC insurance premiums..........................................                    199             97            194
    Corporate travel and development.................................                    178            521            395
    Depreciation and amortization....................................                    490            216            452
    Other general and administrative expenses........................                  1,688            842          1,686
    Minority interest in WCC.........................................                    (95)          (160)             -
                                                                                ------------   ------------   ------------
    Total other expenses.............................................                 10,021          6,736         10,305
                                                                                ------------   ------------   ------------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAX
    EXPENSE AND EXTRAORDINARY ITEM...................................                  2,054           (677)        (4,431)
REORGANIZATION ITEMS.................................................                      -              -        (37,601)
                                                                                ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND EXTRAORDINARY
    ITEM.............................................................                  2,054           (677)       (42,032)
INCOME TAX EXPENSE...................................................                    929            125            283
                                                                                ------------   ------------   ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM..............................                  1,125           (802)       (42,315)
EXTRAORDINARY ITEM, NET OF TAX.......................................                      -              -        225,606
                                                                                ------------   ------------   ------------
NET INCOME (LOSS)....................................................           $      1,125   $       (802)  $    183,291
                                                                                ============   ============   ============

EARNINGS (LOSS) PER SHARE:

    Income (loss) before extraordinary item..........................           $       0.06   $      (0.04)  $      (3.89)
    Extraordinary item...............................................                      -              -          20.73
    Net income (loss)................................................                   0.06          (0.04)         16.84

Weighted average shares outstanding..................................             20,035,458     20,033,600     10,885,000

See notes to interim consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

                                                                                                               Predecessor
                                                                                   Reorganized Company           Company
                                                                                ----------------------------  -------------
                                                                                 Six Months      One Month     Five Months
                                                                                    Ended          Ended          Ended
                                                                                June 30, 2000  June 30, 1999  May 31, 1999
                                                                                -------------  -------------  -------------
INTEREST INCOME:
    Loans............................................................           $     23,332   $      4,400   $     21,710
    Mortgage-backed securities.......................................                  2,196          1,175          5,481
    Securities and federal funds sold................................                  1,855            306            674
                                                                                ------------   ------------   ------------
    Total interest income............................................                 27,383          5,881         27,865
                                                                                ------------   ------------   ------------
INTEREST EXPENSE:
    Deposits.........................................................                 11,827          2,145         11,206
    Borrowings.......................................................                  4,831            706         11,923
                                                                                ------------   ------------   ------------
    Total interest expense...........................................                 16,658          2,851         23,129
                                                                                ------------   ------------   ------------
NET INTEREST INCOME..................................................                 10,725          3,030          4,736
PROVISION FOR ESTIMATED LOSSES ON LOANS..............................                 (3,096)            81          2,697
                                                                                ------------   ------------   ------------
NET INTEREST INCOME AFTER PROVISION
    FOR ESTIMATED LOSSES ON LOANS....................................                 13,821          2,949          2,039
                                                                                ------------   ------------   ------------
OTHER INCOME:
    Servicing revenue................................................                  4,519          1,442          3,309
    Real estate owned, net...........................................                    179            153          1,466
    Bankcard income, net.............................................                  1,759            407          2,381
    Gain on sale of loans............................................                  1,244             12          3,165
    Loan fees and charges............................................                  2,256            755          1,696
    Other, net.......................................................                  1,024            341          1,788
                                                                                ------------   ------------   ------------
    Total other income...............................................                 10,981          3,110         13,805
                                                                                ------------   ------------   ------------
OTHER EXPENSES:
    Compensation and employee benefits...............................                 12,239          3,210         11,796
    Loan service fees and expenses...................................                    (61)         1,203          8,523
    Professional services............................................                  2,453            603          2,752
    Occupancy........................................................                  1,318            204          1,385
    FDIC insurance premiums..........................................                    418             97            501
    Corporate travel and development.................................                    338            521            775
    Depreciation and amortization....................................                  1,216            216          1,161
    Other general and administrative expenses........................                  3,229            842          4,527
    Minority interest in WCC.........................................                   (596)          (160)             -
                                                                                ------------   ------------   ------------
    Total other expenses.............................................                 20,554          6,736         31,420
                                                                                ------------   ------------   ------------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAX
    EXPENSE AND EXTRAORDINARY ITEM...................................                  4,248           (677)       (15,576)
REORGANIZATION ITEMS.................................................                      -              -        (52,034)
                                                                                ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND
    EXTRAORDINARY ITEM...............................................                  4,248           (677)       (67,610)
INCOME TAX EXPENSE...................................................                  1,905            125            658
                                                                                ------------   ------------   ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM..............................                  2,343           (802)       (68,268)
EXTRAORDINARY ITEM, NET OF TAX.......................................                      -              -        225,606
                                                                                ------------   ------------   ------------
NET INCOME (LOSS)....................................................           $      2,343   $       (802)  $    157,338
                                                                                ============   ============   ============

EARNINGS (LOSS) PER SHARE:
    Income (loss) before extraordinary item..........................           $       0.12   $      (0.04)  $      (6.28)
    Extraordinary item...............................................                      -              -          20.73
    Net income (loss)................................................                   0.12          (0.04)         14.45

Weighted average shares outstanding..................................             20,035,458     20,033,600     10,885,000

See notes to interim consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

                                                                                                               Predecessor
                                                                                    Reorganized Company          Company
                                                                                ----------------------------  -------------
                                                                                  Six Months     One Month     Five Months
                                                                                    Ended          Ended          Ended
                                                                                June 30, 2000  June 30, 1999  May 31, 1999
                                                                                -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)......................................................      $      2,343   $       (802)  $    157,338
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:.................................................
        Provision for estimated losses on loans...........................            (3,096)            81          2,697
        Provision for losses on real estate owned.........................                68              -              -
        Asset valuation adjustments.......................................                 -              -            647
        Depreciation and amortization.....................................             1,216            216          1,161
        Gain on sale of real estate owned.................................              (338)          (217)        (2,192)
        Loss on disposal of equipment.....................................                 6              -             62
        Origination of loans held for sale................................                 -            (30)             -
        Purchase of loans held for sale...................................            (5,058)             -         (1,629)
        Proceeds from sale of loans held for sale.........................            17,446              -        255,845
        Gain on sale of loans.............................................            (1,244)           (12)        (3,165)
        Amortization of discounts and deferred fees.......................               736             (6)           869
        (Income) loss on equity investments...............................              (175)             7           (291)
        Reorganization items:
          Write-off of unamortized debt issuance costs....................                 -              -         11,319
          European reorganization costs...................................                 -              -          2,492
          Adjustments to carrying amounts of assets and liabilities
             pursuant to fresh-start reporting............................                 -              -         37,601
          Gain on extinguishment of debt..................................                 -              -       (225,606)
   Change in:
        Servicer advances.................................................             6,626        (12,016)        (2,545)
        Accrued interest receivable.......................................              (213)           629            330
        Prepaid expenses and other assets.................................            (6,323)         4,250          9,039
        Accounts payable and other liabilities............................            (8,767)         2,106         12,893
        Minority interest.................................................              (597)         5,857              -
                                                                                ------------   ------------   ------------
          Net cash provided by operating activities.......................             2,630             63        256,865
                                                                                ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of loans.................................................          (155,384)       (17,694)       (87,988)
        Loan repayments...................................................            49,204         13,940         70,412
        Loan originations.................................................           (16,097)        (6,504)       (11,915)
        Proceeds from sale of loans.......................................            12,872             12              -
        Purchase of mortgage-backed securities available for sale.........            (9,919)             -              -
        Repayment of mortgage-backed securities available for sale........            13,580          1,085          9,010
        Repayments of mortgage-backed securities held to maturity.........             1,801            438          1,544
        Proceeds from redemption of FHLB stock............................               776              -            750
        Purchase of real estate owned.....................................              (244)             -           (708)
        Proceeds from sale of real estate owned...........................             9,639          4,580         28,359
        Purchase of FHLB stock............................................            (1,426)             -              -
        Purchases of leasehold improvements and equipment.................              (293)          (128)          (768)
        Proceeds from sale of leasehold improvements and equipment........               148              -              -
                                                                                ------------   ------------   ------------
          Net cash (used in) provided by investing activities.............           (95,343)        (4,271)         8,696
                                                                                ------------   ------------   ------------

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

                                                                                                               Predecessor
                                                                                    Reorganized Company          Company
                                                                                ----------------------------  -------------
                                                                                  Six Months     One Month     Five Months
                                                                                    Ended          Ended          Ended
                                                                                June 30, 2000  June 30, 1999  May 31, 1999
                                                                                -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in deposits.................................    $     76,327   $     (4,695)  $    (13,256)
        Proceeds from FHLB advances.........................................          48,000              -              -
        Repayments of FHLB advances.........................................         (16,000)             -              -
        Proceeds from short-term borrowings.................................          66,172         24,559         99,579
        Repayments of short-term borrowings.................................         (85,434)       (17,904)      (353,800)
        Repayment of note payable to WREI...................................            (692)             -              -
        Proceeds from debtor-in-possession financing........................               -              -          5,000
                                                                                ------------   ------------   ------------
             Net cash provided by (used in) financing activities............          88,373          1,960       (262,477)
                                                                                ------------   ------------   ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................          (4,340)        (2,248)         3,084
CASH AND CASH EQUIVALENTS:
        Beginning of period.................................................          54,168         26,552         23,468
                                                                                ------------   ------------   ------------
        End of period.......................................................    $     49,828   $     24,304   $     26,552
                                                                                ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--Cash paid for:
        Interest............................................................    $     15,566   $      2,768   $     17,083
        Income taxes........................................................             601              -          6,252
NONCASH INVESTING ACTIVITIES:
        Additions to real estate owned acquired in settlement of loans......           1,447            355          3,547
NONCASH REORGANIZATION ITEMS:
        Cancellation of old common stock....................................               -              -        114,856
        Issuance of new common stock in exchange for notes payable
             and accrued interest thereon...................................               -              -         88,900

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

(Dollars in thousands, except share data)

                                                                                         Accumulated
                                                      Common Stock                          Other
                                              --------------------------   Retained     Comprehensive
                                                 Shares       Amount        Deficit          Loss           Total
                                              -----------   ------------  ------------  ---------------  -----------

BALANCE, January 1, 2000                       20,033,600   $    92,542   $   (14,091)  $         (118)  $   78,333
  Comprehensive income:
   Net income.................                                                  2,343                         2,343
   Unrealized holding losses on available
      for sale securities - net of tax                                                            (120)        (120)
   Unrealized gain on foreign
      currency translation - net of tax                                                             89           89
                                                                                                         -----------
  Total comprehensive income..                                                                                2,312
  Tax benefit from utilization of pre-
    reorganizational Net Operating Losses
    (Note 3)                                                      1,528                                       1,528
  Allocation of additional shares pursuant
    to reorganization (Note 5)                      1,858
                                              -----------   ------------  ------------  --------------- ------------
BALANCE, June 30, 2000........                 20,035,458   $    94,070   $   (11,748)  $         (149) $    82,173
                                              ===========   ============  ============  =============== ============

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

        In the opinion of management, all adjustments, other than the adjustments described below, generally comprised of normal recurring accruals necessary for fair presentation of the interim consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

        On June 10, 1999, the Company completed its plan of reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. The financial statements presented include consolidated statements of financial condition of the reorganized company as of December 31, 1999 and June 30, 2000; consolidated statements of operations of the predecessor company for the two-month and five-month periods ended May 31, 1999; and consolidated statements of operations of the reorganized company for the one-month period ended June 30, 1999, and the three-month and six-month periods ended June 30, 2000.

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

2. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

        The Company's savings bank subsidiary, First Bank of Beverly Hills, FSB ("First Bank" or the "Bank"), had approximately $26.1 million notional principal amount in an interest rate swap agreement outstanding at June 30, 2000, which was designated as a hedge of certain fixed rate loans in order to convert fixed rate income streams on loans to variable rate. This swap had the effect of increasing the Company's net interest income by approximately $22 thousand and $27 thousand, respectively, during the quarter and six months ended June 30, 2000. The market value of this swap currently deferred was $0.2 million at June 30, 2000.

        At June 30, 2000 the Company, through First Bank, had outstanding commitments to fund $3.6 million of loans.

        The Company and some of its directors are currently defendants to a lawsuit brought on behalf of each of Andrew A. Wiederhorn, the Company's former Chief Executive Officer, and Lawrence A. Mendelsohn, the Company's former President. On August 19, 1999, the Board of Directors of the Company notified each of Messrs. Wiederhorn and Mendelsohn of the Company's intention to terminate his employment for "cause" pursuant to his employment agreement with the Company. The Company suspended the employment of each of Messrs. Wiederhorn and Mendelsohn that same day. On September 2, 1999, the Company terminated the employment of each of them for cause. Mr. Wiederhorn and Mr. Mendelsohn have brought suit alleging, inter alia, that they were wrongfully terminated and defamed by the Company's and the directors' actions. The Company filed its response denying the allegations and filed counterclaims against Messrs. Wiederhorn and Mendelsohn. The court recently determined that a prior release issued in connection with the Company's reorganization barred the Company from pursuing its principal counterclaims. Depending on the final outcome of the litigation, the Company will consider whether to appeal this decision.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollars in thousands, except share data and where noted)

        The Company is also currently a party to a lawsuit with Wilshire Real Estate Investment Inc. ("WREI"). In August 1999, WREI filed suit against the Company alleging that the aforementioned suspensions of Mr. Wiederhorn and Mr. Mendelsohn caused a facilities sharing agreement between the Company and WREI to come into effect, thereby suspending WREI's obligations under a management agreement between WREI and Wilshire Realty Services Corporation ("WRSC"), a subsidiary of the Company (Messrs. Wiederhorn and Mendelsohn were simultaneously serving as the senior executive officers of WREI). WREI thereafter amended its complaint to assert that, as a result of the termination of Messrs. Wiederhorn and Mendelsohn, (i) the Company had breached the management agreement with WREI (which permitted WREI to terminate that agreement), (ii) a facilities sharing agreement between the Company and WREI had been triggered, requiring WREI to pay the Company only for the cost of the management provided by the Company's employees (and no further fees would be payable under the management agreement), and (iii) WFSG is in default under a $5 million loan agreement due to alleged material adverse changes. WREI also alleges that the Company's subsidiary, Wilshire Credit Corporation ("WCC"), has provided WREI with a prepaid credit for servicing WREI's assets in the amount of $3.2 million, and that WREI may use this credit for loans that WCC services for securitization trustees where WREI owns the residual securities. The Company has denied the allegations and counterclaimed, alleging that (i) WREI has failed to pay management fees owed to the Company under the management agreement, which approximate $1.3 million in the aggregate for the quarters ended December 31, 1999 and March 31, 2000, (ii) WREI is not entitled to terminate the management agreement until April 6, 2000 (because WRSC had not breached the agreement) and any purported termination of that agreement by WREI entitles the Company to a termination fee in excess of $3 million, and (iii) the facilities sharing agreement is inapplicable and/or invalid. The Company also asserts that the prepaid servicing credit is only $2.3 million, and that it may only be used for assets owned by WREI.

        The Company will continue to vigorously contest the claims made by Messrs. Wiederhorn and Mendelsohn and WREI and assert its counterclaims against WREI.

        The Company is a defendant in other legal actions arising from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability, if any, arising from such actions will not materially affect the Company's consolidated results of operations or financial position.

        As part of the Company's June 1999 restructuring, and in connection with the transfer of a minority ownership interest in WCC to Capital Consultants, Inc. ("CCI"), the Company provided to CCI a contingent Liquidation Bond in the form of a non-interest bearing obligation to pay CCI, in the event (and only in the event) of any liquidation or dissolution of WCC, $19.3 million less any distributions that CCI receives from its minority ownership interest in WCC. WCC is obligated to keep the bond collateralized with assets of WCC or WFSG having a fair market value equal to such bond and, to the extent that it does not do so, WFSG may be responsible for the deficiency.

        As part of the Company's June 1999 restructuring CCI released any claims that it might have against the Company except for claims that are covered by the Company's insurance policies. The Company, CCI and the Company's insurers have entered into a tolling agreement effective July 1, 2000 in which all parties have agreed that any statutory periods in which these insurance-covered claims must be filed are suspended. The Company has denied the validity of any of the claims CCI has alleged. Since the only claims that CCI may bring are those covered by insurance, if any claim were initiated the Company does not believe such claim would have a material effect on the Company.

3. INCOME TAXES

        The Company files consolidated federal income tax returns with its eligible domestic subsidiaries. WCC and certain foreign subsidiaries that are included in the consolidated financial statements are not eligible to be included in the consolidated federal income tax return. WCC is not eligible to be consolidated as the company does not meet the required ownership threshold of 80% (the Company's interest is 50.01%). WCC incurred a loss during the six months ended June 30, 2000. This loss cannot offset earnings of the Company and its other subsidiaries for purposes of determining income tax liabilities, thus affecting the overall effective tax rate of the Company. Due to the uncertainty regarding future profitability of WCC, the Company has not recorded a tax benefit for the WCC loss.

        Although the Company has net operating losses and deductible temporary differences available to offset income earned during the six months ended June 30, 2000, the Company recorded income tax expense of $1.9 million. There are two components to the income tax provision: current taxes of $0.4 million and deferred taxes of $1.5 million. The current tax provision results from excess inclusion earned on certain residual interests in REMICs which cannot be offset by tax losses. Deferred taxes are discussed below.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollars in thousands, except share data and where noted)

        Deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts. They are attributable to carryforwards, such as net operating losses, and temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. The deferred tax provision results from a reduction in the amount of the deferred tax asset during the six months ended June 30, 2000.

        The Company has established a valuation allowance against the net deferred tax asset as there is not presumptive evidence that it is more likely than not that the deferred tax asset will be realized. Deferred tax assets that existed on June 10, 1999, the date of completion of the Plan, were also offset by a full valuation allowance. As these pre-reorganization tax benefits are realized from reductions in the valuation allowance, the tax effect is recorded as an increase to stockholders' equity in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), and not as a tax benefit in the statement of operations. Approximately $3.7 million of pre-reorganization tax benefits were realized in the six months ended June 30, 2000. This results in a corresponding decrease in the valuation allowance and the tax effect, approximately $1.5 million, has been recorded as an increase to stockholders' equity. The maximum pre-reorganization tax benefit available to the Company (partially subject to the annual limits discussed below) at June 30, 2000 was $64.9 million.

        The Company's net operating losses have been reduced by cancellation of indebtedness income that was excluded from taxable income in 1999. All of the Company's remaining net operating loss and capital loss carryforwards were generated in the pre-reorganization period and therefore are subject to a limitation on the amount that may be utilized annually to offset taxable income. The annual limitation on the use of pre-reorganization net operating or capital loss carryforwards is approximately $4.3 million. There is no limitation on the Company's ability to utilize deductible temporary differences. In the six months ended June 30, 2000 the limitation on the Company's ability to utilize pre-reorganization net operating losses is approximately $4.5 million (50% of the current year limitation plus a carryover of unused limitation from the prior year).

4. SIGNIFICANT TRANSACTIONS

        During the quarter ended June 30, 2000, the Company disposed of its French loan acquisition and servicing operations and its U.K. loan portfolio. In the fourth quarter of 1999, the Company provided approximately $2.4 million to cover expected losses from the closure of its European operations. No further provisions were recorded during the quarter or six months ended June 30, 2000. In connection with these dispositions, the Company has recorded a deferred loss of approximately $0.2 million. The extent, if any, to which this loss will be recognized is contingent upon the liquidation of remaining assets and resolution of remaining accrued liabilities.

        On June 30, 2000, First Bank purchased a branch of Fidelity Federal Savings Bank located in Beverly Hills, California. Approximately $82 million in retail deposits were acquired at a premium of 6%, with the intent of lowering overall cost of funds, rebalancing the mix of retail/wholesale deposits held by the Bank, and adding new customer relationships to fuel further retail deposit growth and increase fee revenue.

        During the quarter and six months ended June 30, 2000, the Bank purchased approximately $68.9 million and $156.4 million, respectively, in unpaid principal balance of adjustable-rate loans. In addition, in June 2000, the Bank sold $14.8 million principal balance of non-performing and sub-performing loans. The book balance of the loans sold was $13.2 million. General Valuation Allowances (GVAs) associated with the nine contracts totaled $2.0 million. Of this amount, approximately $0.3 million of GVAs were determined to be necessary for the $1.4 million book balance of loans remaining in the contracts. The other $1.7 million of GVAs associated with the contracts were recaptured as a loan loss reserve provision reversal.

5. COMMON STOCK

        In June 2000, additional shares of the Company's common stock were issued to WREI. This issuance completed the delivery of all shares that were allocable to WREI (2,874,741) pursuant to the Company's reorganization in June 1999.

6. REGULATORY MATTERS

        On June 8, 2000, the Office of Thrift Supervision rescinded a series of supervisory directives previously issued to First Bank. These directives had imposed various restrictions on the Bank's growth and operational authority.

7. OPERATING SEGMENTS

        The Company's reportable operating segments, as defined by the Company's management, are banking and non-banking (primarily loan servicing) operations. The operating segments vary in terms of regulatory environment, funding sources and asset acquisition focus. A description of the Company's operating segments is as follows:

        Banking - The Company's banking operations are conducted through First Bank. The Bank is engaged in the acquisition and origination of mortgage loans, and merchant bankcard processing. The primary source of liquidity for First Bank's acquisitions and originations is wholesale certificates of deposit, retail deposits, FHLB advances, and, to a lesser extent, committed short-term line of credit facilities. The Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision.

        Non-banking - The Company's non-banking operations are conducted primarily through Wilshire Credit Corporation ("WCC") and Wilshire Funding Corporation ("WFC"). In addition to loan servicing operations, the non-banking operating segment acquires and sells mortgage loan pools, primarily in instances where such acquisitions and/or sales provide operating leverage in increasing the Company's loan servicing operations. Currently, funding sources for the Company's non-banking operations consist primarily of institutional and commercial banking investors, under debt service repayment terms which generally parallel the principal repayments and prepayments of the underlying collateral. Historically, the primary funding sources were line of credit and repurchase agreement facilities with nationally recognized investment and commercial banking firms.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollars in thousands, except share data and where noted)

        Segment data for the three months ended June 30, 2000, one month ended June 30, 1999, and two months ended May 31, 1999 are as follows:

                                                       Reorganized Company
                                                       -------------------
                                                 Three Months Ended June 30, 2000
                                              ---------------------------------------
                                                 Thrift         Non-
                                                Banking       Banking        Total
                                              -----------   -----------   -----------

   Interest income...................         $    12,943   $     1,585   $    14,528
   Interest expense..................               8,489           711         9,200
                                              -----------   -----------   -----------
   Net interest income...............               4,454           874         5,328
   Provision for loan losses.........              (1,700)            -        (1,700)
                                              -----------   -----------   -----------
   Net interest income after
     provision for loan losses.......               6,154           874         7,028
   Other income......................               2,652         2,395         5,047
   Other expense.....................               5,406         4,615        10,021
                                              -----------   -----------   -----------
   Income (loss) before taxes........               3,400        (1,346)        2,054
   Income tax provision (benefit)....               1,462          (533)          929
                                              -----------   -----------   -----------
   Net income (loss).................         $     1,938   $      (813)  $     1,125
                                              ===========   ===========   ===========
   Total assets......................         $   676,546   $    60,693   $   737,239
                                              ===========   ===========   ===========

                                                       Reorganized Company                Predecessor Company
                                                       -------------------                -------------------
                                                One Month Ended June 30, 1999         Two Months Ended May 31, 1999
                                              -----------------------------------    -------------------------------
                                                Thrift       Non-                    Thrift       Non-
                                               Banking     Banking      Total       Banking     Banking      Total
                                              ----------  ----------  ----------   ----------  ----------  ----------
   Interest income...................         $   4,207   $   1,674   $   5,881    $   7,368   $   3,294   $  10,662
   Interest expense..................             2,398         453       2,851        4,829       1,673       6,502
                                              ----------  ----------  ----------   ----------  ----------  ----------
   Net interest income...............             1,809       1,221       3,030        2,539       1,621       4,160
   Provision for loan losses.........                 -          81          81            -       2,627       2,627
                                              ----------  ----------  ----------   ----------  ----------  ----------
   Net interest income (loss) after
     provision for loan losses.......             1,809       1,140       2,949        2,539      (1,006)      1,533
   Other income......................               921       2,189       3,110        1,701       2,640       4,341
   Other expense.....................             1,614       5,122       6,736        3,312       6,993      10,305
                                              ----------  ----------  ----------   ----------  ----------  ----------
   Income (loss) before reorganization
     items, taxes and extraordinary item          1,116      (1,793)       (677)         928      (5,359)     (4,431)
   Reorganization items..............                 -           -           -            -     (37,601)    (37,601)
                                              ----------  ----------  ----------   ----------  ----------  ----------
   Income (loss) before taxes and
     extraordinary item..............             1,116      (1,793)       (677)         928     (42,960)    (42,032)
   Income tax provision (benefit)....               480        (355)        125          399        (116)        283
                                              ----------  ----------  ----------   ----------  ----------  ----------
   Income (loss) before extraordinary item          636      (1,438)       (802)         529     (42,844)    (42,315)
   Extraordinary item, net of tax....                 -           -           -            -     225,606     225,606
                                              ----------  ----------  ----------   ----------  ----------  ----------
   Net income (loss).................         $     636   $  (1,438)  $    (802)   $     529   $ 182,762   $ 183,291
                                              ==========  ==========  ==========   ==========  ==========  ==========
   Total assets......................         $ 611,304   $ 186,636   $ 797,940    $ 606,954   $ 182,414   $ 789,368
                                              ==========  ==========  ==========   ==========  ==========  ==========

        Segment data for the six months ended June 30, 2000, one month ended June 30, 1999, and five months ended May 31, 1999 are as follows:

                                                       Reorganized Company
                                                       -------------------
                                                  Six Months Ended June 30, 2000
                                              ---------------------------------------
                                                 Thrift        Non-
                                                Banking      Banking        Total
                                              -----------  -----------  -----------

   Interest income...................         $   23,915   $    3,468  $    27,383
   Interest expense..................             15,422        1,236       16,658
                                              -----------  -----------  -----------
   Net interest income...............              8,493        2,232       10,725
   Provision for loan losses.........             (3,200)         104       (3,096)
                                              -----------  -----------  -----------
   Net interest income after
     provision for loan losses.......             11,693        2,128       13,821
   Other income......................              3,878        7,103       10,981
   Other expense.....................              9,838       10,716       20,554
                                              -----------  -----------  -----------
   Income (loss) before taxes........              5,733       (1,485)       4,248
   Income tax provision (benefit)....              2,465         (560)       1,905
                                              -----------  -----------  -----------
   Net income (loss).................         $    3,268   $     (925)       2,343
                                              ===========  ===========  ===========
   Total assets......................         $  676,546   $   60,693   $  737,239
                                              ===========  ===========  ===========

                                                       Reorganized Company                Predecessor Company
                                                       -------------------                -------------------
                                                One Month Ended June 30, 1999        Five Months Ended May 31, 1999
                                              -----------------------------------   --------------------------------
                                                Thrift       Non-                    Thrift       Non-
                                               Banking     Banking      Total       Banking     Banking      Total
                                              ----------  ----------  ----------   ----------  ----------  ----------
   Interest income...................         $   4,207   $   1,674   $   5,881    $  17,771   $  10,094   $  27,865
   Interest expense..................             2,398         453       2,851       11,680      11,449      23,129
                                              ----------  ----------  ----------   ----------  ----------  ----------
   Net interest income...............             1,809       1,221       3,030        6,091      (1,355)      4,736
   Provision for loan losses.........                 -          81          81            -       2,697       2,697
                                              ----------  ----------  ----------   ----------  ----------  ----------
   Net interest income (loss) after
     provision for loan losses.......             1,809       1,140       2,949        6,091      (4,052)      2,039
   Other income......................               921       2,189       3,110        4,278       9,527      13,805
   Other expense.....................             1,614       5,122       6,736        7,678      23,742      31,420
                                              ----------  ----------  ----------   ----------  ----------  ----------
   Income (loss) before reorganization
     items, taxes and extraordinary item          1,116      (1,793)       (677)       2,691     (18,267)    (15,576)
   Reorganization items..............                 -           -           -            -     (52,034)    (52,034)
                                              ----------  ----------  ----------   ----------  ----------  ----------
   Income (loss) before taxes and
     extraordinary item..............             1,116      (1,793)       (677)       2,691     (70,301)    (67,610)
   Income tax provision (benefit)....               480        (355)        125        1,357        (699)        658
                                              ----------  ----------  ----------   ----------  ----------  ----------
   Income (loss) before extraordinary item          636      (1,438)       (802)       1,334     (69,602)    (68,268)
   Extraordinary item, net of tax....                 -           -           -            -     225,606     225,606
                                              ----------  ----------  ----------   ----------  ----------  ----------
   Net income (loss).................         $     636   $  (1,438)  $    (802)   $   1,334   $ 156,004   $ 157,338
                                              ==========  ==========  ==========   ==========  ==========  ==========
   Total assets......................         $ 611,304   $ 186,636   $ 797,940    $ 606,954   $ 182,414   $ 789,368
                                              ==========  ==========  ==========   ==========  ==========  ==========

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

        Wilshire Financial Services Group Inc. is a financial services company. We specialize in loan portfolio acquisition and servicing, and offer banking through our subsidiary, First Bank of Beverly Hills, F.S.B. ("First Bank"). First Bank is a federally chartered savings bank regulated by the Office of Thrift Supervision ("OTS") with one branch, a merchant bankcard processing center, and a lending center in Southern California. Loan servicing and administrative headquarters of WFSG are located in Portland, Oregon.

   OVERVIEW

        During the period subsequent to our restructuring (which was effective June 10, 1999), we have instituted a new business strategy emphasizing our core strengths in our loan pool acquisition, loan servicing, and banking operations. In general we describe these discrete businesses as "Bank" and "Non-Bank" operations. In addition, we have focused on the following specific objectives:

o        addressing regulatory concerns and restrictions at First Bank;

o        managing effectively our interest rate and credit risks at each of our business units;

o        completing the wind-down of our European operations;

o        reducing corporate overhead; and

o        expanding our loan servicing and investment relationships with strategic partners.

        We believe we have made significant progress in this regard. Additional discussion and analysis of our results of operations appears below.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

        In the following discussion, the amounts for the six months ended June 30, 1999 represent the sum of the Predecessor's Company's operations for the five months ended May 31, 1999 and the Reorganized Company's operations for the one month ended June 30, 1999, as reported in the accompanying consolidated statements of operations.

Net Income

        Our net income was approximately $2.3 million for the six months ended June 30, 2000, compared with approximately $156.5 million for the six months ended June 30, 1999. Excluding the extraordinary gain on extinguishment of debt of $225.6 million and restructuring costs of $52.0 million during the 1999 period, we incurred a net loss of $17.0 million for the six months ended June 30, 1999. The improvement in operating results over the prior year is primarily due to a decrease in other expenses of $17.6 million, a decrease in provision for loan losses of $5.9 million, and an increase in interest income of $3.0 million, partially offset by a decrease in other income of $5.9 million.

Net Interest Income

        Our net interest income was approximately $10.7 million for the six months ended June 30, 2000, compared with approximately $7.8 million for the six months ended June 30, 1999. This increase was due to a decline in interest expense of $9.3 million, partially offset by a decline in interest income of $6.4 million, reflecting our reduction during 1999 in the levels of loans and other interest-earning assets and paydown of the related short-term borrowing facilities.

        Interest Income. Our interest income was approximately $27.4 million for the six months ended June 30, 2000 compared with approximately $33.8 million for the six months ended June 30, 1999, a decrease of $6.4 million. The decrease was primarily due to a decrease in the average balance of our interest-earning assets from approximately $809.1 million for the six months ended June 30, 1999, to approximately $589.6 million for the six months ended June 30, 2000, resulting from the sale of certain loans and other assets throughout 1999 to provide liquidity and repay certain short-term borrowing facilities in our non-banking operations.

        Interest Expense. Our interest expense was approximately $16.7 million for the six months ended June 30, 2000, compared with approximately $26.0 million for the six months ended June 30, 1999, a decrease of $9.3 million. The decrease in interest expense was primarily due to a decrease in the average balance of our interest-bearing liabilities from approximately $903.6 million for the six months ended June 30, 1999 to approximately $580.7 million for the six months ended June 30, 2000, resulting primarily from the repayments of short-term borrowing facilities with proceeds from the asset sales described above. In addition, during the six months ended June 30, 1999, we recognized $4.2 million of interest on our 13% Notes and 13% Series B Notes (the "Notes") payable through the date on which we filed our voluntary Chapter 11 petition, which was March 3, 1999. As part of our restructuring, in June 1999 the Notes were converted to equity of WFSG.

Provision for Losses on Loans

        Provision for losses on loans for the six months ended June 30, 2000 was a net recovery of approximately $3.1 million, compared with a provision of approximately $2.8 million for the six months ended June 30, 1999. During the six months ended June 30, 2000 the Bank reversed $3.2 million of provisions for loan losses recorded in prior periods. The reversal of these prior provisions was a result of the sale of $13.1 million book value of non-performing and sub-performing loans in June, 2000 and the quarterly analysis performed to determine the adequacy of current loan loss reserve levels, which were deemed excessive due to the continued seasoning and improved loss performance of the Bank's loan portfolio. These provision reversals were partially offset by additional provisions of approximately $0.1 million taken on discounted loans in our non-banking operations.

Other Income

        Our other income decreased to approximately $11.0 million for the six months ended June 30, 2000 from approximately $16.9 million for the six months ended June 30, 1999. The components of our other income are reflected in the following table:

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                ---------------------------
                                                                                    2000           1999
                                                                                ------------   ------------
                                                                                   (Dollars in thousands)
Other income:
        Servicing revenue..............................................         $      4,519   $      4,751
        Real estate owned, net.........................................                  179          1,619
        Bankcard income, net...........................................                1,759          2,788
        Gain on sale of loans..........................................                1,244          3,177
        Loan fees and charges..........................................                2,256          2,451
        Other, net.....................................................                1,024          2,129
                                                                                ------------   ------------
                  Total other income...................................         $     10,981   $     16,915
                                                                                ============   ============

        The decrease in other income was primarily attributable to a $1.9 million decrease in gain on sale of loans, a $1.4 million decrease in real estate owned, net, a $1.1 million decrease in other, net, and a $1.0 million decrease in bankcard income, net. The components of other income are further described below.

        Servicing Revenue. Servicing revenue for the six months ended June 30, 2000 was $4.5 million, compared with $4.8 million for the six months ended June 30, 1999, a decrease of $0.3 million. The decrease is primarily attributable to the run-off of loans in the servicing portfolio, partially offset by new servicing acquired during the period. Our servicing revenue reflects the servicing activity of WCC, a newly formed, majority-owned subsidiary. Such operations were previously performed by a former affiliate, Capital Wilshire Holdings Inc. (CWH, formerly known as Wilshire Credit Corporation), and were not included in the consolidated financial statements of WFSG. Certain assets and liabilities of Wilshire Credit Corporation (including its name) were transferred to WCC effective June 10, 1999 as part of our reorganization.

        Real Estate Owned, net. Real estate owned, net decreased approximately $1.4 million from the six months ended June 30, 1999 to the six months ended June 30, 2000 due to a decline in gains on sales of properties acquired through foreclosure or deed-in-lieu thereof.

        Bankcard Income, net. Bankcard income, net was approximately $1.8 million during the six months ended June 30, 2000, compared with approximately $2.8 million for the six months ended June 30, 1999. This decrease is attributable in part to a management decision to discontinue processing for high-risk audiotext merchants at the end of 1999, focusing on growth in internet, mail order and retail merchant processing. Total processing volume decreased slightly during the first six months of 2000 from the similar period in the prior year, and bankcard income, net declined further due to smaller processing margins on the current mix of merchants. In addition, approximately $0.6 million in loss reserves were recorded during the six months ended June 30, 2000, with no such provision during the first six months of 1999. These additional reserves were needed to offset remaining losses incurred principally as a result of terminating audiotext merchant relationships.

        The financial results of First Bank's merchant bankcard processing operations for the six months ended June 30, 2000 and 1999 were as follows:

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                --------------------------
                                                                                    2000          1999
                                                                                ------------  ------------
                                                                                  (Dollars in thousands)
Bankcard revenues......................................................         $      7,578  $      7,750
Bankcard processing expenses...........................................               (5,239)       (4,962)
Provision for losses...................................................                 (580)            -
                                                                                ------------  ------------
Bankcard income, net...................................................                1,759         2,788
Other expenses.........................................................               (1,825)       (1,458)
                                                                                ------------  ------------
(Loss) income after other expenses.....................................         $        (66)        1,330
                                                                                ============  ============

        Gain on Sale of Loans. Gain on sale of loans decreased by approximately $1.9 million from the six months ended June 30, 1999 to the six months ended June 30, 2000. The decrease is primarily due to gains of $3.2 million on sales of approximately $252.7 million carrying value of loans during the six months ended June 30, 1999, compared with gains of $1.2 million on sales of approximately $29.1 million carrying value of loans for the 2000 period.

        Loan Fees and Charges. Loan fees and charges decreased from approximately $2.5 million for the six months ended June 30, 1999 to approximately $2.3 million for the six months ended June 30, 2000. The decrease was primarily due to a decline in new loan production at First Bank, partially offset by ancillary charges and late fee income on loans serviced by WCC. Such servicing operations were previously performed by CWH, but were transferred to WCC effective June 10, 1999 as part of our reorganization.

        Other, net. Other, net was approximately $1.0 million for the six months ended June 30, 2000, compared with approximately $2.1 million for the six months ended June 30, 1999. The decrease is primarily attributable to management fees earned from WREI of $1.4 million for the six months ended June 30, 1999. No such fees have been accrued during the six months ended June 30, 2000. See Note 2 to the interim consolidated financial statements.

Other Expenses

        Our other expenses totaled approximately $20.6 million for the six months ended June 30, 2000, compared with approximately $38.2 million for the six months ended June 30, 1999, a decrease of $17.6 million. This decrease was primarily due to decreases in loan service fees and expenses of $9.8 million, compensation and employee benefits of $2.8 million, other general and administrative of $2.1 million, corporate travel and development of $1.0 million, and professional services of $0.9 million.

        Loan Service Fees and Expenses Paid to Affiliate. Loan service fees and expenses paid to affiliate decreased from $9.7 million for the six months ended June 30, 1999 to approximately ($0.1 million) for the six months ended June 30, 2000. This decrease was primarily due to the inclusion of WCC's operating results with WFSG beginning in June 1999 resulting from the restructuring. Our servicing operations were previously performed by a former affiliate, Capital Wilshire Holdings Inc. (CWH, formerly known as Wilshire Credit Corporation), and the related expenses were not included in the consolidated financial statements of WFSG. Certain assets and liabilities of Wilshire Credit Corporation (including its name) were transferred to WCC effective June 10, 1999 as part of our reorganization. The net negative expense amount for the 2000 period reflects the recovery of approximately $0.2 million of loan service fees and expenses associated with real property which was sold.

        Compensation and Employee Benefits. Compensation and employee benefits totaled approximately $12.2 million for the six months ended June 30, 2000, compared with approximately $15.0 million for the six months ended June 30, 1999. This decrease was primarily due to reductions in our workforce, including our European operations, during 1999, resulting in savings for the first six months of 2000 of approximately $6.2 million, and a reduction in employee bonuses of approximately $1.2 million. However, these reductions in compensation expense were partially offset by the inclusion of approximately $6.0 million of total compensation and benefits for WCC, of which the Company owns a 50.01% interest. Such expenses were previously incurred by CWH, and were not included in WFSG's consolidated financial statements prior to our reorganization, which was effective June 10, 1999. Consequently, only $1.3 million of compensation and benefits for WCC were included in WFSG's consolidated operating results for the six months ended June 30, 1999.

        Professional Services. Professional services decreased to approximately $2.5 million for the six months ended June 30, 2000 from approximately $3.4 million during the six months ended June 30, 1999. In the 1999 period, we incurred higher legal, accounting and consulting fees in connection with our restructuring plan prior to the March 3, 1999 Chapter 11 petition filing. No such non-recurring costs were incurred for the six months ended June 30, 2000. In addition, certain of our legal expenses during 2000 will be reimbursed by insurance policies, as such expenses represent defense costs incurred in connection with litigation. See Note 2 to the interim consolidated financial statements.

        Other General and Administrative Expenses. Other general and administrative expenses decreased to approximately $3.2 million for the six months ended June 30, 2000 from approximately $5.4 million for the six months ended June 30, 1999, reflecting our efforts to reduce corporate overhead.

        Corporate Travel and Development. Corporate travel and development decreased from approximately $1.3 million for the six months ended June 30, 1999 to approximately $0.3 million for the six months ended June 30, 2000, primarily due to substantial expense controls that were imposed in this area.

RESULTS OF OPERATIONS--QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

        In the following discussion, the amounts for the three months ended June 30, 1999 represent the sum of the Predecessor Company's operations for the two months ended May 31, 1999 and the Reorganized Company's operations for the one month ended June 30, 1999, as reported in the accompanying consolidated statements of operations.

Net Income

        Our net income was approximately $1.1 million for the quarter ended June 30, 2000, compared with approximately $182.5 million for the quarter ended June 30, 1999. Excluding the extraordinary gain on extinguishment of debt of $225.6 million and restructuring costs of $37.6 million during the 1999 period, we incurred a net loss of $5.5 million for the quarter ended June 30, 1999. The improvement in operating results over the prior year is primarily due to a decrease in other expenses of $7.0 million and a decrease in provision for loan losses of $4.4 million, partially offset by decreases in other income of $2.4 million and net interest income of $1.9 million.

Net Interest Income

        Our net interest income was approximately $5.3 million for the quarter ended June 30, 2000, compared with approximately $7.2 million for the quarter ended June 30, 1999. This decrease was due to a decline in interest income of $2.0 million, partially offset by a decline in interest expense of $0.1 million, reflecting our reduction during 1999 in the levels of loans and other interest-earning assets and paydown of the related short-term borrowing facilities.

        Interest Income. Our interest income was approximately $14.5 million for the quarter ended June 30, 2000 compared with approximately $16.5 million for the quarter ended June 30, 1999, a decrease of $2.0 million. This decrease was primarily due to a decrease in the average balance of our interest-earning assets from approximately $708.8 million for the quarter ended June 30, 1999, to approximately $618.2 million for the quarter ended June 30, 2000, resulting from the sale of certain loans and other assets throughout 1999 to provide liquidity and repay certain short-term borrowing facilities in our non-banking operations.

        Interest Expense. Our interest expense was approximately $9.2 million for the quarter ended June 30, 2000, compared with approximately $9.3 million for the quarter ended June 30, 1999, a decrease of $0.1 million. The decrease in interest expense was primarily due to a decrease in the average balance of our interest-bearing liabilities from approximately $687.3 million for the quarter ended June 30, 1999 to approximately $595.8 million for the quarter ended June 30, 2000, resulting primarily from the repayments of short-term borrowing facilities with proceeds from the asset sales described above. However, this decrease in interest on short-term borrowings was partially offset by approximately $1.9 million in interest expense on FHLB advances at First Bank, as the Bank used these longer-term borrowings to fund its loan acquisitions and to improve its interest-rate risk position.

Provision for Losses on Loans

        Provision for losses on loans for the quarter ended June 30, 2000 was a net recovery of $1.7 million, compared with a provision of approximately $2.7 million for the quarter ended June 30, 1999. During the quarter ended June 30, 2000 the Bank reversed $1.7 million of provisions for loan losses associated with the sale of non-performing and sub-performing loans in June 2000.

Other Income

        Our other income decreased to approximately $5.0 million for the quarter ended June 30, 2000 from approximately $7.5 million for the quarter ended June 30, 1999. The components of our other income are reflected in the following table:

                                                                                    Quarter Ended
                                                                                        June 30,
                                                                                --------------------------
                                                                                    2000          1999
                                                                                ------------  ------------
                                                                                  (Dollars in thousands)
Other income:
        Servicing revenue..............................................         $      2,219  $      2,836
        Real estate owned, net.........................................                 (569)          146
        Bankcard income, net...........................................                  968         1,491
        Gain on sale of loans..........................................                  299           622
        Loan fees and charges..........................................                1,470         1,491
        Other, net.....................................................                  660           865
                                                                                ------------  ------------
                  Total other income...................................         $      5,047  $      7,451
                                                                                ============  ============

        The decrease in other income was primarily attributable to a $0.7 million decrease in real estate owned, net, a $0.6 million decrease in servicing revenue, and a $0.5 million decrease in bankcard income, net. The components of other income are further described below.

        Servicing Revenue. Servicing revenue for the quarter ended June 30, 2000 was $2.2 million, compared with $2.8 million for the quarter ended June 30, 1999, a decrease of $0.6 million. This decrease is primarily attributable to the run-off of loans in the servicing portfolio, partially offset by new servicing acquired during the period. Our servicing revenue reflects the servicing activity of WCC, a newly formed, majority-owned subsidiary. Such operations were previously performed by a former affiliate, Capital Wilshire Holdings Inc. (CWH, formerly known as Wilshire Credit Corporation), and were not included in the consolidated financial statements of WFSG. Certain assets and liabilities of Wilshire Credit Corporation (including its name) were transferred to WCC effective June 10, 1999 as part of our reorganization.

        Real Estate Owned, net. Real estate owned, net was a loss of approximately $0.6 million for the quarter ended June 30, 2000 compared with income of approximately $0.1 million for the quarter ended June 30, 1999. The loss for the 2000 period was primarily due to net losses on sales of properties acquired through foreclosure or deed-in-lieu thereof.

        Bankcard Income, net. Bankcard income, net was approximately $1.0 million during the quarter ended June 30, 2000, compared with approximately $1.5 million for the quarter ended June 30, 1999. This decrease is attributable in part to a management decision to discontinue processing for high-risk audiotext merchants at the end of 1999, focusing on growth in internet, mail order and retail merchant processing. Total processing volume decreased during the second quarter of 2000 from the similar period in the prior year, and bankcard income, net declined due to smaller processing margins on the current mix of merchants. In addition, approximately $0.2 million in loss reserves were recorded during the current quarter, with no such provision during the second quarter of 1999. These additional reserves were needed to offset remaining losses incurred principally as a result of terminating audiotext merchant relationships.

        The financial results of First Bank's merchant bankcard processing operations for the quarters ended June 30, 2000 and 1999 were as follows:

                                                                                    Quarter Ended
                                                                                        June 30,
                                                                                --------------------------
                                                                                    2000          1999
                                                                                ------------  ------------
                                                                                  (Dollars in thousands)

Bankcard revenues......................................................         $      3,608  $      4,264
Bankcard processing expenses...........................................               (2,490)       (2,773)
Provision for losses...................................................                 (150)            -
                                                                                ------------  ------------
Bankcard income, net...................................................                  968         1,491
Other expenses.........................................................                 (892)         (733)
                                                                                ------------  ------------
Income after other expenses............................................         $         76  $        758
                                                                                ============  ============

        Gain on Sale of Loans. Gain on sale of loans decreased by approximately $0.3 million from the quarter ended June 30, 1999 to the quarter ended June 30, 2000. The decrease is primarily due to gains of $0.6 million on sales of approximately $60.0 million carrying value of loans during the three months ended June 30, 1999, compared with gains of $0.3 million on sales of approximately $19.5 million carrying value of loans for the 2000 period.

        Loan Fees and Charges. Loan fees and charges were approximately $1.5 million for the quarter ended June 30, 1999 and for the quarter ended June 30, 2000. A decrease in loan origination fees resulted from a decline in new loan production at First Bank, but such decrease was partially offset by ancillary charges and late fee income on loans serviced by WCC. Such servicing operations were previously performed by CWH, but were transferred to WCC effective June 10, 1999 as part of our reorganization.

        Other, net. Other, net was approximately $0.7 million for the quarter ended June 30, 2000, compared with approximately $0.9 million for the quarter ended June 30, 1999. The decrease is primarily attributable to management fees earned from WREI of $0.7 million for the quarter ended June 30, 1999. No such fees have been accrued during the quarter ended June 30, 2000. See Note 2 to the interim consolidated financial statements. This decrease was partially offset by $0.5 in miscellaneous income from a settlement received on a claim relating to a prior year loan pool purchase.

Other Expenses

        Our other expenses totaled approximately $10.0 million for the quarter ended June 30, 2000, compared with approximately $17.0 million for the quarter ended June 30, 1999, a decrease of $7.0 million. This decrease was primarily due to decreases in loan service fees and expenses of $4.6 million, compensation and employee benefits of $1.8 million, other general and administrative of $0.8 million, and travel and development of $0.7 million, partially offset by an increase in professional services of $1.4 million.

        Loan Service Fees and Expenses Paid to Affiliate. Loan service fees and expenses paid to affiliate decreased from $4.5 million for the quarter ended June 30, 1999 to ($0.1 million) for the quarter ended June 30, 2000. This decrease was primarily due to the inclusion of WCC's operating results with WFSG in 1999 resulting from the restructuring. Our servicing operations were previously performed by a former affiliate, Capital Wilshire Holdings Inc. (CWH, formerly known as Wilshire Credit Corporation), and the related expenses were not included in the consolidated financial statements of WFSG. Certain assets and liabilities of Wilshire Credit Corporation (including its name) were transferred to WCC effective June 10, 1999 as part of our reorganization. The net negative expense amount for the 2000 period reflects the recovery of approximately $0.2 million of loan service fees and expenses associated with real property which was sold.

        Compensation and Employee Benefits. Compensation and employee benefits totaled approximately $5.7 million for the quarter ended June 30, 2000, compared with approximately $7.5 million for the quarter ended June 30, 1999. This decrease was primarily due to reductions in our workforce, including our European operations, during 1999, resulting in savings for the second quarter of 2000 of approximately $3.1 million, and a reduction in employee bonuses of approximately $0.4 million. However, these reductions in compensation expense were partially offset by the inclusion of approximately $2.9 million of total compensation and benefits for WCC, of which the Company owns a 50.01% interest. Such expenses were previously incurred by CWH, and were not included in WFSG's consolidated financial statements prior to our reorganization, which was effective June 10, 1999. Consequently, only $1.3 million of compensation and benefits for WCC were included in WFSG's consolidated operating results for the quarter ended June 30, 1999.

        Other General and Administrative Expenses. Other general and administrative expenses decreased to approximately $1.7 million for the quarter ended June 30, 2000 from approximately $2.5 million for the quarter ended June 30, 1999, reflecting our efforts to reduce corporate overhead.

        Corporate Travel and Development. Corporate travel and development decreased from approximately $0.9 million for the quarter ended June 30, 1999 to approximately $0.2 million for the quarter ended June 30, 2000, due to substantial expense controls that were imposed in this area.

        Professional Services. Professional services increased by approximately $1.4 million from the quarter ended June 30, 1999 to the quarter ended June 30, 2000. Expense for the 1999 quarter included the reversal of approximately $1.5 million of previously accrued expenses pursuant to a review by management and determination that the recorded liability balance exceeded revised estimated liabilities. Certain of our legal expenses during 2000 will be reimbursed by insurance policies, as such expenses represent defense costs incurred in connection with litigation. See Note 2 to the interim consolidated financial statements.

CHANGES IN FINANCIAL CONDITION

        Mortgage-Backed and Other Securities. For accounting purposes, our mortgage-backed and other securities are classified as available for sale and held to maturity. Our holdings of mortgage-backed securities available for sale decreased approximately $3.9 million during the six months ended June 30, 2000. This decrease was primarily due to principal repayments of $13.6 million and an increase in unrealized holding losses of $0.2 million, partially offset by purchases of $9.9 million. Our holdings of mortgage-backed securities held to maturity decreased approximately $1.9 million during the six months ended June 30, 2000 primarily due to principal repayments. The following table sets forth our holdings of mortgage-backed and other securities as of June 30, 2000 and December 31, 1999:

Mortgage-Backed Securities and Other Securities

                                                                                  June 30,    December 31,
                                                                                    2000          1999
                                                                                ------------  ------------
                                                                                  (Dollars in thousands)
Available for sale:
    Mortgage-backed securities.........................................         $     10,201  $     10,362
    Agency mortgage-backed securities..................................               29,477        33,221
Held to maturity:
    U.S. Government and other securities...............................                6,025         5,979
    Mortgage-backed securities.........................................                8,313        10,166
                                                                                ------------  ------------
        Total investment securities....................................         $     54,016  $     59,728
                                                                                ============  ============

        Loans, net. Our portfolio of loans, net of discounts and allowances, increased by approximately $128.9 million during the six months ended June 30, 2000. This increase is primarily attributable to the acquisition of Performing loans at First Bank, reflecting our emphasis on increasing the level of investment in performing loans as a percentage of the total loan portfolio. See "Discounted Loans, net" below.

        Discounted Loans, net. Our portfolio of discounted loans decreased by approximately $9.8 million during the six months ended June 30, 2000. This decrease was primarily due to the sale of approximately $13.1 million in carrying value of non-performing discounted loans at First Bank. We have continued to reduce the percentage of discounted loans to total loans in our portfolio. Discounted loans require significant capital resources prior to resolution, which is generally six to twenty-four months following acquisition.

        Loans and Discounted Loans Held for Sale, Net, at Lower of Cost or Market. Loans and discounted loans held for sale, net, at lower of cost or market decreased by approximately $20.0 million during the six months ended June 30, 2000. This decrease was primarily due to the sale of loans to increase liquidity and reduce outstanding borrowings, and to a lesser extent bulk sales of loans considered opportunistic by management, and resolutions that occur in the ordinary course of business. In addition, during the second quarter of 2000, we completed the sale of our European loan portfolio. See Note 4 to the interim consolidated financial statements.

        Real Estate Owned, net. Real estate owned, net decreased by approximately $7.9 million during the six months ended June 30, 2000. The decrease was primarily due to sales of properties for proceeds of approximately $9.6 million, partially offset by acquisitions of real estate through foreclosure or deed-in-lieu thereof from our portfolio of discounted loans. In addition, during the second quarter of 2000, we disposed of our remaining properties in Europe. See Note 4 to the interim consolidated financial statements.

        Servicer Advances, net. Servicer advances, net decreased by approximately $6.6 million during the six months ended June 30, 2000. This decrease was primarily due to recoveries by WCC of scheduled principal and interest advances on loans previously serviced, partially offset by new advances made during the period.

        Deposits. First Bank's deposits increased by approximately $76.3 million during the six months ended June 30, 2000, primarily due to the purchase of a branch of Fidelity Federal Bank, which had approximately $82 million in retail deposits. See Note 4 to the interim consolidated financial statements. The increase was partially offset by maturities of the Bank's time deposits, some of which were not renewed.

        Short-Term Borrowings. Short-term borrowings decreased by approximately $19.3 million during the six months ended June 30, 2000. This decrease was primarily due to repayments of debt facilities with the proceeds from the loan sales and branch acquisition described above.

        FHLB Advances. First Bank's FHLB advances increased by $32.0 million during the six months ended June 30, 2000, as these borrowings were utilized to fund the Bank's new loan acquisitions. These advances have maturities ranging from three to five years, which assists in reducing our sensitivity to market interest-rate fluctuations and enables the Bank to more closely match the maturities of its investments and borrowings.

        Accounts Payable and Other Liabilities. Accounts payable and other liabilities decreased by approximately $9.1 million during the six months ended June 30, 2000. This decrease was primarily due to repayments of liabilities and accrued expenses related to our European operations with proceeds from the sales of our French and U.K. assets. See Note 4 to the interim consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and for general business purposes. Our sources of cash flow include retail and wholesale deposits, FHLB advances, whole loan and mortgage-backed securities sales, net interest income, borrowings under repurchase financing facilities, lines of credit from commercial banks (including a new $8 million credit facility with a major commercial bank that was obtained in May 2000), and borrowings from institutional investors and other lenders. Liquidity in our banking and non-banking operations is actively managed on a daily basis. In addition, the Company's and the Bank's Boards of Directors periodically review the liquidity of their respective operations. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company.

        At June 30, 2000, our cash balances totaled approximately $49.8 million, $40.1 million of which was held at First Bank and $9.7 million of which is available for use in our non-banking operations. At December 31, 1999, our cash balance was approximately $54.2 million, of which $48.4 million was held at First Bank. The decrease in cash during the six months was primarily due to the Bank's acquisitions of new loans, as described above, partially offset by additional borrowings to finance the acquisitions.

        Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available cash to meet our needs. We continue to aggressively seek new capital and financing to permit us to more fully and more efficiently utilize our banking and loan servicing platforms. There can be no assurance, however, that we will be able to obtain new capital or will have sufficient cash flows. In addition, given current market conditions, we likely will not securitize loans as a source of liquidity.

        Sources of liquidity for First Bank include retail and wholesale deposits, FHLB advances, and mortgage-backed securities repurchase borrowings. At June 30, 2000, First Bank had approximately $466.3 million of certificates of deposit. At June 30, 2000, scheduled maturities of certificates of deposit during the 12 months ending June 30, 2001 and thereafter amounted to approximately $416.9 million and approximately $49.4 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. However, management of First Bank believes it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments and that wholesale deposits can be both a relatively efficient and stable source of funds. In addition, First Bank management has recently increased the amount of its FHLB advance borrowings as a percentage of its total borrowings and deposits and is exploring new ways to reduce its exposure to changes in interest rates, including efforts to develop core deposits (which are less sensitive to interest rate changes) and the purchase and origination of variable-rate loans. The retail branch acquisition will reduce the Bank's overall cost of funds, rebalance the mix of retail/wholesale deposits and add new core relationships to further retail deposit growth and increase fee revenue.

        Mortgage-backed securities which are subject to repurchase agreements, as well as loans and real estate which secure other indebtedness, periodically are revalued by the lender, and a decline in the value that is recognized by the lender (whether or not the lender recognized the full fair value of the security) may result in the lender requiring us to provide additional collateral to secure the indebtedness. Primarily as a result of asset sales, we have had adequate cash and cash equivalents to meet calls for additional collateral to repay a portion of the related indebtedness or to meet our other operating and financing requirements. In most instances, lenders under repurchase agreements secured by mortgage-backed securities have withheld principal and/or interest payments on such securities in order to reduce outstanding, unpaid margin calls. At June 30, 2000, there were no outstanding collateral calls, as determined by our lenders, net of withheld principal and interest payments. If we are unable to fund additional collateral requirements or to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (on short notice) a portion of our assets, and could incur losses as a result. Furthermore, since, from time to time, there is extremely limited liquidity in the market for subordinate and residual interests in mortgage-related securities, there can be no assurance that we will be able to dispose of such securities promptly for fair value in such situations.

        Adequate credit facilities and other sources of funding are essential to the continuation of the Company's ability to purchase pools of loans and servicing assets. The Company's growth strategy is dependent on its ability to raise additional debt and/or equity financing and growth at First Bank and to find credit facilities and equity partners for purchases of loan pools and servicing assets by our servicing operation. To the extent that the current market environment persists, such growth will depend largely on the Company's ability to find and use equity partners for growth of our servicing operation portfolios and on growth at First Bank. Otherwise, such growth may be significantly curtailed or delayed.

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

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

        All of the statements contained in this Quarterly Report on Form 10-Q which are not identified as historical should be considered forward-looking. The Company notes that there are various factors that could cause actual results to differ materially from those set forth in forward-looking statements. Such factors include, but are not limited to, the real estate market, interest rates, cease and desist orders existing with regard to the Company, other regulatory matters, the availability of pools of loans at acceptable prices, the availability of financing for existing assets, loan portfolio acquisitions and servicing portfolio expansion, the availability of additional financing, and the outcome of the Company's litigation with WREI and Messrs. Wiederhorn and Mendelsohn. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report on Form 10-Q should consider these factors in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved. In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

        The Asset and Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swap agreements are utilized to reduce our exposure caused by the narrowing of the interest spread between fixed rate loans held for investment and associated liabilities funding those loans caused by changes in market interest rates. First Bank had approximately $26.1 million notional principal amount in an interest rate swap agreement outstanding at June 30, 2000, which was designated as a hedge of certain fixed rate loans in order to convert variable rate liabilities to fixed rate. The swap had the effect of increasing our net interest income by approximately $22 thousand and $27 thousand, respectively, during the quarter and six months ended June 30, 2000.

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

        The following table quantifies the potential changes in our net portfolio value at June 30, 2000, should interest rates increase or decrease (shocked) by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

                                                                     Net Portfolio Value            NPV as % of PV of Assets
                                                               ----------------------------------   ------------------------
                                                               $ Amount    $ Change     % Change    NPV Ratio        Change
                                                               ----------- -----------  ---------   ----------      --------
        Change in Rates                                               (Dollars in thousands)
         +300bp.............................................   $  62,743   $  (34,876)     (36)%        9.17%       (412)bp
         +200bp.............................................      74,608      (23,011)     (24)        10.64        (265)bp
         +100bp.............................................      86,544      (11,075)     (11)        12.05        (124)bp
            0bp.............................................      97,619            -        0         13.29           -
         -100bp.............................................     106,063        8,444        9         14.18          89bp
         -200bp.............................................     110,025       12,406       13         14.52         123bp
         -300bp.............................................     110,620       13,001       13         14.46         117bp

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

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings.

                        The Company is  involved  in legal  actions  arising  from  transactions  conducted in the ordinary course of business.  Management,  after  consultation  with legal counsel,  believes the ultimate  liability,  if any, arising from such actions will not materially  affect the Company's consolidated results of operations or financial position.

     Item 2.      Changes in Securities.

                        Not applicable.

     Item 3.      Defaults Upon Senior Securities.

                        Not applicable.

     Item 4.      Submission of Matters to a Vote of Security Holders.

                        On June 22, 2000, at the annual stockholders'  meeting, the Company's  stockholders elected the  following  seven (7) persons to the Board of  Directors  of the  Company:  Larry B.  Faigin,
                  Elizabeth  F. Aaroe,  Robert M.  Deutschman,  Peter S.  Fishman,  Stephen P.  Glennon,  Edmund M.
                  Kaufman, and Daniel A. Markee.

                        The stockholders also voted 13,478,382 to 3,761,018,  with 4,530 abstentions,  to amend the
                  Company's  1999 Equity  Participation  Plan to (i) authorize an additional  1,200,000  shares for issuance  under the Plan and (ii)  increase  the  yearly  allocation  of  options  that  could be granted to any individual.

     Item 5.      Other Information.

                        Not applicable.

     Item 6.      Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.
                           3.3      By-laws, as amended
                           10.21    Amended and Restated 1999 Equity Participation Plan
                           11       Statement re:  Computation of Per-Share Earnings
                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K during the quarter ended June 30, 2000:
                                    (i)      Report on Form 8-K dated April 13,  2000,  reporting  the  resignation  of the
                                             Company's  Executive  Vice President and Chief Financial Officer.
                                    (ii)     Report on Form 8-K dated April 21, 2000, reporting the date of the Company's annual stockholders meeting.
                                    (iii)    Report on Form 8-K/A dated May 3, 2000,  reporting  the  revision  of the record date with  respect to the annual stockholders meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 14, 2000

                                            By:      /s/   STEPHEN P. GLENNON
                                                     ------------------------
                                                     Stephen P. Glennon
                                                     Chief Executive Officer

                                            By:      /s/   BRUCE A. WEINSTEIN
                                                     ------------------------
                                                     Bruce A. Weinstein
                                                     Chief Financial Officer

                                                                                                 Exhibit  11

                                                                                                                 Predecessor
                                                                                     Reorganized Company           Company
                                                                                -----------------------------   -------------
                                                                                Three Months      One Month      Two Months
                                                                                    Ended           Ended           Ended
                                                                                June 30, 2000  June 30, 1999    May 31, 1999
                                                                                -------------  -------------   --------------
                                                                                   (Dollars in thousands, except share data)
Diluted net income (loss) per share:
    Net income (loss).....................................................      $       1,125  $        (802)  $      183,291
                                                                                -------------  -------------   --------------
    Average number of shares outstanding..................................         20,035,458     20,033,600       10,885,000
    Net effect of dilutive stock options-based on treasury stock method...             53,392              -                -
                                                                                -------------  -------------   --------------
        Total average shares..............................................         20,088,850     20,033,600       10,885,000
                                                                                =============  =============   ==============
    Diluted net income (loss) per share...................................      $        0.06  $       (0.04)  $        16.84
                                                                                =============  =============   ==============

                                                                                                Reorganized     Predecessor
                                                                                                  Company         Company
                                                                                               -------------   -------------
                                                                                                 Six Months     Five Months
                                                                                                   Ended           Ended
                                                                                               June 30, 2000   May 31, 1999
                                                                                               -------------   -------------
                                                                                    (Dollars in thousands, except share data)
Diluted net income per share:
     Net income........................................................................        $       2,343   $     157,338
                                                                                               -------------   -------------
     Average number of shares outstanding..............................................           20,035,458      10,885,000
     Net effect of dilutive stock options-based on treasury stock method...............               24,789               -
                                                                                               -------------   -------------
        Total average shares...........................................................           20,060,247      10,885,000
                                                                                               =============   =============
     Diluted net income per share......................................................        $        0.12   $       14.45
                                                                                               =============   =============