Form 10-Q
period 2000-09-30
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2000-11-14
CIK 1024321

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000

                                       or

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

                  Class                        Outstanding at October 31, 2000
  Common Stock, par value $.01 per share              20,035,458 Shares

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                      INDEX

PART I.        FINANCIAL INFORMATION

   Item 1.  Interim Financial Statements (Unaudited):

            Consolidated Statements of Financial Condition....................3

            Consolidated Statements of Operations.............................4

            Consolidated Statements of Cash Flows.............................6

            Consolidated Statement of Stockholders' Equity....................8

            Notes to Interim Consolidated Financial Statements................9

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................16

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......25

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings................................................27

   Item 2.  Changes in Securities............................................28

   Item 3.  Defaults Upon Senior Securities..................................28

   Item 4.  Submission of Matters to a Vote of Security Holders..............28

   Item 5.  Other Information................................................28

   Item 6.  Exhibits and Reports on Form 8-K.................................28


             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                                  September 30,      December 31,
                                                                                       2000              1999
                                                                                  --------------     -------------
                                                                                      (Unaudited)
                                       ASSETS
Cash and cash equivalents..................................................           $   24,865      $     54,168
Mortgage-backed securities available for sale, at fair value...............               33,720            43,583
Mortgage-backed securities held to maturity, at amortized cost.............                7,364            10,166
Securities held to maturity, at amortized cost.............................                6,018             5,979
Loans, net.................................................................              575,120           437,600
Discounted loans, net......................................................                1,289            11,424
Loans and discounted loans held for sale, net, at lower of cost or market..               11,133            34,150
Stock in Federal Home Loan Bank of San Francisco, at cost..................                6,507             5,575
Real estate owned, net.....................................................                2,975            11,571
Leasehold improvements and equipment, net..................................                3,766             4,425
Accrued interest receivable................................................                4,221             3,939
Servicer advance receivables, net..........................................               18,306            25,074
Prepaid expenses and other assets..........................................               16,614             6,864
                                                                                      ----------      ------------
TOTAL......................................................................           $  711,898      $    654,518
                                                                                      ==========      ============

                         LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
     Deposits..............................................................           $  448,872      $    419,285
     Short-term borrowings.................................................               21,479            31,927
     FHLB advances.........................................................              127,000            80,000
     Notes payable to Wilshire Real Estate Investment Inc..................                    0             5,275
     Accounts payable and other liabilities................................               18,991            28,586
     Minority interest in Wilshire Credit Corporation......................                9,902            11,112
                                                                                      ----------      ------------
        Total liabilities..................................................              626,244           576,185
                                                                                      ----------      ------------

Commitments and Contingencies (see Note 2)

Stockholders' Equity:
     Common stock..........................................................               95,616            92,542
     Retained deficit......................................................               (9,895)          (14,091)
     Accumulated other comprehensive loss, net.............................                  (67)             (118)
                                                                                      ----------      ------------
        Total stockholders' equity.........................................               85,654            78,333
                                                                                      ----------      ------------
TOTAL......................................................................           $  711,898      $    654,518
                                                                                      ==========      ============

                                      See notes to interim consolidated financial statements



             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (Dollars in thousands, except share data)


                                                                                Three Months Ended   Three Months Ended
                                                                                September 30, 2000   September 30, 1999
                                                                                ------------------   ------------------
INTEREST INCOME:
         Loans............................................................      $      12,967        $       13,108
         Mortgage-backed securities.......................................                936                 2,833
         Securities and federal funds sold................................                759                   732
                                                                                -------------        --------------
         Total interest income............................................             14,662                16,673
                                                                                -------------        --------------
INTEREST EXPENSE:
         Deposits.........................................................              6,813                 6,495
         Borrowings.......................................................              2,637                 2,924
                                                                                -------------        --------------
         Total interest expense...........................................              9,450                 9,419
                                                                                -------------        --------------
NET INTEREST INCOME.......................................................              5,212                 7,254
PROVISION FOR ESTIMATED LOSSES ON LOANS...................................             (1,131)                 (741)
                                                                                -------------        --------------
NET INTEREST INCOME AFTER PROVISION
   FOR ESTIMATED LOSSES ON LOANS..........................................              6,343                 7,995
                                                                                -------------        --------------
OTHER INCOME:
         Servicing revenue................................................              1,913                 1,922
         Real estate owned, net...........................................                 23                 2,622
         Bankcard income (loss), net......................................              1,209                  (139)
         Gain on sale of loans............................................                  0                   158
         (Loss) gain on sale of securities................................               (452)                  292
         Loan fees and charges............................................              1,536                 2,023
         Market valuation losses and impairments..........................                 --                (8,615)
         Other, net.......................................................              3,564                 1,174
                                                                                -------------        --------------
         Total other income (loss)........................................              7,793                  (563)
                                                                                -------------        --------------
OTHER EXPENSES:
         Compensation and employee benefits...............................              6,091                 8,696
         Loan service fees and expenses...................................                235                   139
         Professional services............................................              1,279                 1,654
         Occupancy........................................................                565                   568
         FDIC insurance premiums..........................................                240                   105
         Corporate travel and development.................................                191                 1,025
         Depreciation and amortization....................................              1,848                   415
         Other general and administrative expenses........................              1,449                 2,096
         Minority interest in WCC.........................................               (614)                 (434)
                                                                                -------------        --------------
         Total other expenses.............................................             11,284                14,264
                                                                                -------------        --------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND EXTRAORDINARY ITEM............              2,852                (6,832)
INCOME TAX EXPENSE........................................................              1,238                   304
                                                                                -------------        --------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...................................              1,614                (7,136)
EXTRAORDINARY ITEM, NET OF TAX (see Note 5)...............................                239                    --
                                                                                -------------        --------------
NET INCOME (LOSS).........................................................      $       1,853        $       (7,136)
                                                                                =============        ==============

EARNINGS (LOSS) PER SHARE:
     Income (loss) before extraordinary item..............................      $        0.08        $        (0.36)
     Extraordinary item...................................................               0.01                    --
     Net income (loss)....................................................      $        0.09        $        (0.36)

Weighted average shares outstanding.......................................         20,035,458            20,033,600


                                      See notes to interim consolidated financial statements

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (Dollars in thousands, except share data)

                                                                                                                  Predecessor
                                                                                       Reorganized Company          Company
                                                                                -------------------------------  -------------
                                                                                 Nine Months      Four Months
                                                                                    Ended            Ended        Five Months
                                                                                 September 30,   September 30,       Ended
                                                                                     2000             1999        May 31, 1999
                                                                                --------------   -------------   -------------
INTEREST INCOME:
         Loans..............................................................    $       36,299   $      17,508   $      21,710
         Mortgage-backed securities.........................................             3,132           4,008           5,481
         Securities and federal funds sold..................................             2,614           1,038             674
                                                                                --------------   -------------   -------------
         Total interest income..............................................            42,045          22,554          27,865
                                                                                --------------   -------------   -------------
INTEREST EXPENSE:
         Deposits...........................................................            18,640           8,640          11,206
         Borrowings.........................................................             7,468           3,731          11,923
                                                                                --------------   -------------   -------------
         Total interest expense.............................................            26,108          12,371          23,129
                                                                                --------------   -------------   -------------
NET INTEREST INCOME.........................................................            15,937          10,183           4,736
PROVISION FOR ESTIMATED LOSSES ON LOANS.....................................            (4,227)           (660)          2,697
                                                                                --------------   -------------   -------------
NET INTEREST INCOME AFTER PROVISION
     FOR ESTIMATED LOSSES ON LOANS..........................................            20,164          10,843           2,039
                                                                                --------------   -------------   -------------
OTHER INCOME:
         Servicing revenue..................................................             6,432           3,364           3,309
         Real estate owned, net.............................................               202           2,775           1,466
         Bankcard income, net...............................................             2,968             268           2,381
         Gain on sale of loans..............................................             1,244             170           3,165
         (Loss) gain on sale of securities..................................              (452)            292              --
         Loan fees and charges..............................................             3,792           2,778           1,696
         Market valuation losses and impairments............................                --          (8,615)             --
         Other, net.........................................................             4,588           1,616           1,788
                                                                                --------------   -------------   -------------
         Total other income.................................................            18,774           2,648          13,805
                                                                                --------------   -------------   -------------
OTHER EXPENSES:
         Compensation and employee benefits.................................            18,330          11,906          11,796
         Loan service fees and expenses.....................................               174           1,342           8,523
         Professional services..............................................             3,732           2,257           2,752
         Occupancy..........................................................             1,883             772           1,385
         FDIC insurance premiums............................................               658             202             501
         Corporate travel and development...................................               529           1,546             775
         Depreciation and amortization......................................             3,064             631           1,161
         Other general and administrative expenses..........................             4,678           2,938           4,527
         Minority interest in WCC...........................................            (1,210)           (594)             --
                                                                                --------------   -------------   -------------
         Total other expenses...............................................            31,838          21,000          31,420
                                                                                --------------   -------------   -------------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS, INCOME TAX EXPENSE, AND
     EXTRAORDINARY ITEM.....................................................             7,100          (7,509)        (15,576)
REORGANIZATION ITEMS........................................................                --              --         (52,034)
                                                                                --------------   -------------   -------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND EXTRAORDINARY ITEM..............             7,100          (7,509)        (67,610)
INCOME TAX EXPENSE..........................................................             3,143             429             658
                                                                                --------------   -------------   -------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.....................................             3,957          (7,938)        (68,268)
EXTRAORDINARY ITEM, NET OF TAX (See Note 5).................................               239              --         225,606
                                                                                --------------   -------------   -------------
NET INCOME (LOSS)...........................................................    $        4,196   $      (7,938)  $     157,338
                                                                                ==============   =============   =============

EARNINGS (LOSS) PER SHARE:
     Income (loss) before extraordinary item................................    $         0.20   $       (0.40)  $       (6.28)
     Extraordinary item.....................................................              0.01              --           20.73
     Net income (loss)......................................................    $         0.21   $       (0.40)  $       14.45

Weighted average shares outstanding.........................................        20,035,458      20,033,600      10,885,000



                                      See notes to interim consolidated financial statements

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                                 Predecessor
                                                                                     Reorganized Company           Company
                                                                                -----------------------------   -------------
                                                                                 Nine Months     Four Months
                                                                                    Ended           Ended        Five Months
                                                                                September 30,   September 30,       Ended
                                                                                    2000             1999       May 31, 1999
                                                                                -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)......................................................      $       4,196   $      (7,938)  $     157,338
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Market valuation losses and impairments......................                      --           8,615              --
        Provision for estimated losses on loans...........................             (4,227)           (660)          2,697
        Provision for losses on real estate owned.........................                 68             132              --
        Asset valuation adjustments.......................................                 --              --             647
        Depreciation and amortization.....................................              3,064             631           1,161
        Gain on sale of real estate owned.................................               (446)         (1,783)         (2,192)
        Loss on disposal of equipment.....................................                  6              --              62
        Origination of loans held for sale................................                 --            (229)             --
        Purchase of loans held for sale...................................             (5,158)             --          (1,629)
        Proceeds from sale of loans held for sale.........................             17,446           5,844         255,845
        Gain on sale of loans.............................................             (1,244)           (170)         (3,165)
        Loss (gain) on sale of securities.................................                452            (292)             --
        Amortization of discounts and deferred fees.......................              1,256            (103)            869
        Income on equity investments......................................               (282)            (64)           (291)
        Reorganization items:
          Write-off of unamortized debt issuance costs....................                 --              --          11,319
          European reorganization costs...................................                 --              --           2,492
          Adjustments to carrying amounts of assets and liabilities pursuant
             to fresh-start reporting.....................................                 --              --          37,601
          Gain on extinguishment of debt..................................                 --              --        (225,606)
        Change in:
          Servicer advance receivables....................................              6,768          (2,052)         (2,545)
          Accrued interest receivable.....................................               (282)            823             330
          Prepaid expenses and other assets...............................             (7,086)          2,491           9,039
          Accounts payable and other liabilities..........................             (9,566)          4,098          12,893
          Minority interest...............................................             (1,210)           (594)             --
                                                                                -------------   -------------   -------------
             Net cash provided by operating activities....................              3,755           8,749         256,865
                                                                                -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of loans.................................................           (155,384)        (46,637)        (87,988)
        Loan repayments...................................................             68,397          48,748          70,412
        Loan originations.................................................            (40,302)         (8,211)        (11,915)
        Proceeds from sale of loans.......................................             12,872             815              --
        Proceeds from sale of mortgage-backed securities available for sale             3,784          16,411              --
        Purchase of mortgage-backed securities available for sale.........             (9,919)             --              --
        Repayment of mortgage-backed securities available for sale........             15,394           3,501           9,010
        Repayments of mortgage-backed securities held to maturity.........              2,744           1,242           1,544
        Proceeds from redemption of FHLB stock............................                776              --             750
        Purchase of real estate owned.....................................               (244)             --            (708)
        Proceeds from sale of real estate owned...........................             10,932          22,616          28,359
        Purchase of FHLB stock............................................             (1,426)             --              --
        Purchases of leasehold improvements and equipment.................             (1,742)           (332)           (768)
        Proceeds from sale of leasehold improvements and equipment........                172              --              --
                                                                                -------------   -------------   -------------
          Net cash (used in) provided by investing activities.............            (93,946)         38,153           8,696
                                                                                -------------   -------------   -------------



                                      See notes to interim consolidated financial statements

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                                 Predecessor
                                                                                     Reorganized Company           Company
                                                                                -----------------------------   -------------
                                                                                 Nine Months     Four Months
                                                                                    Ended           Ended        Five Months
                                                                                September 30,   September 30,       Ended
                                                                                    2000             1999       May 31, 1999
                                                                                -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in deposits.................................    $      29,587   $     (37,716)  $     (13,256)
        Proceeds from FHLB advances.........................................           63,000              --              --
        Repayments of FHLB advances.........................................          (16,000)             --              --
        Proceeds from short-term borrowings.................................           81,800         144,428          99,579
        Repayments of short-term borrowings.................................          (92,224)       (152,150)       (353,800)
        Repayment of note payable to WREI...................................           (5,275)             --              --
        Proceeds from debtor-in-possession financing........................               --              --           5,000
                                                                                -------------   -------------   -------------
             Net cash provided by (used in) financing activities............           60,888         (45,438)       (262,477)
                                                                                -------------   -------------   -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................          (29,303)          1,464           3,084
CASH AND CASH EQUIVALENTS:
        Beginning of period.................................................           54,168          26,552          23,468
                                                                                -------------   -------------   -------------
        End of period.......................................................    $      24,865   $      28,016   $      26,552
                                                                                =============   =============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--Cash paid for:
        Interest............................................................    $      25,277   $       7,950   $      17,083
        Income taxes........................................................              875             240           6,252
NONCASH INVESTING ACTIVITIES:
        Additions to real estate owned acquired in settlement of loans......            1,954             742           3,547
        Transfer of loans classified as discounted to available for sale....               --          11,629              --
NONCASH REORGANIZATION ITEMS:
        Cancellation of old common stock....................................               --              --         114,856
        Issuance of new common stock in exchange for notes payable
             and accrued interest thereon...................................               --              --          88,900




                                      See notes to interim consolidated financial statements

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
            (Dollars in thousands, except share data and where noted)






                                                                                   Accumulated
                                               Common Stock                           Other
                                         ------------------------    Retained     Comprehensive
                                           Shares       Amount        Deficit         Loss          Total
                                         ----------- ------------  ------------  --------------  ------------
BALANCE, January 1, 2000                 20,033,600  $     92,542  $   (14,091)  $        (118)  $     78,333
  Comprehensive income:
   Net income..........................                                  4,196                          4,196
   Unrealized holding losses on
     available for sale securities
     - net of tax......................                                                    (38)           (38)
   Unrealized gain on foreign
     currency translation - net of tax                                                      89             89
                                                                                                 ------------
  Total comprehensive income...........                                                                 4,247
  Tax benefit from utilization of
    pre-reorganizational Net
    Operating Losses (Note 3)..........                     3,074                                       3,074
  Allocation of additional shares
    pursuant to reorganization.........       1,858
                                         ----------- ------------  ------------  --------------  ------------
BALANCE, September 30, 2000............  20,035,458  $     95,616  $    (9,895)  $         (67)  $     85,654
                                         =========== ============  ============  ==============  ============





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

     In the opinion of management, all adjustments, other than the adjustments described below, generally comprised of normal recurring accruals necessary for fair presentation of the interim consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     On June 10, 1999, the Company completed its plan of reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. The financial statements presented include consolidated statements of financial condition of the reorganized company as of December 31, 1999 and September 30, 2000; consolidated statements of operations of the predecessor company for the five-month period ended May 31, 1999; and consolidated statements of operations of the reorganized company for the three-month and four-month periods ended September 30, 1999, and the three-month and nine-month periods ended September 30, 2000.

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

2.   COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Company's savings bank subsidiary, First Bank of Beverly Hills, FSB ("First Bank" or the "Bank"), had approximately $23.5 million notional principal amount in an interest rate swap agreement outstanding at September 30, 2000, which was designated as a hedge of certain fixed rate loans in order to convert fixed rate income streams on loans to variable rate. This swap had the effect of increasing the Company's net interest income by approximately $67 thousand and $99 thousand, respectively, during the quarter and nine months ended September 30, 2000. The market value of this swap currently deferred was approximately $0.1 million at September 30, 2000.

     At September 30, 2000 the Company, through First Bank, had outstanding commitments to fund $6.9 million of loans.

     In connection with the transfer of the Company's minority ownership interest in Wilshire Credit Corporation ("WCC") to Capital Consultants, LLC ("CCL") described in Note 7, the Company provided to CCL a contingent Liquidation Bond in the form of a non-interest bearing obligation to pay CCL, in the event (and only in the event) of any liquidation or dissolution of WCC, $19.3 million less any distributions that CCL receives from its minority ownership interest in WCC. WCC is obligated to keep the bond collateralized with assets of WCC or the Company having a fair market value equal to such bond and, to the extent that it does not do so, the Company may be responsible for the deficiency.

3.   INCOME TAXES

     The Company files consolidated federal income tax returns with its eligible domestic subsidiaries. WCC and certain foreign subsidiaries that are included in the consolidated financial statements are not eligible to be included in the consolidated federal income tax return. WCC is not eligible to be consolidated as the company does not meet the required ownership threshold of 80% (the Company's economic interest is 50.01%). WCC incurred a loss during the nine months ended September 30, 2000. This loss cannot offset earnings of the Company and its other subsidiaries for purposes of determining income tax liabilities, thus affecting the overall effective tax rate of the Company. Due to the uncertainty regarding future profitability of WCC, the Company has not recorded a tax benefit for the WCC loss.

     Although the Company has net operating losses and deductible temporary differences available to offset income earned during the nine months ended September 30, 2000, the Company recorded income tax expense of $3.3 million. There are two components to the income tax provision: current taxes of $0.2 million and deferred taxes of $3.1 million. The current tax provision results from excess inclusion income earned on certain residual interests in REMICs which cannot be offset by tax losses. Deferred taxes are discussed below.

     Deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts. They are attributable to carryforwards, such as net operating losses, capital losses, and temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. The deferred tax provision results from a reduction in the amount of the net deferred tax asset during the nine months ended September 30, 2000.

     The Company established a valuation allowance against the net deferred tax asset at the restructuring date (June 1999) as there was not presumptive evidence at that time that it was more likely than not that the deferred tax asset would be realized. The Company is currently evaluating the valuation allowance in light of current operating results. Deferred tax assets that existed on June 10, 1999, the date of completion of the Plan, were also offset by a full valuation allowance. As these pre-reorganization tax benefits are realized from reductions in the valuation allowance, the tax effect is recorded as an increase to stockholders' equity in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), and not as a tax benefit in the statement of operations. Approximately $7.5 million of pre-reorganization tax benefits were realized in the nine months ended September 30, 2000. This results in a corresponding decrease in the valuation allowance and the tax effect, approximately $3.1 million, has been recorded as an increase to stockholders' equity. The maximum pre-reorganization tax benefit available to the Company (partially subject to the annual limits discussed below) at September 30, 2000 was $61.8 million.

     The Company's net operating losses have been reduced by cancellation of indebtedness income that was excluded from taxable income in 1999. All of the Company's remaining net operating loss and capital loss carryforwards were generated in the pre-reorganization period and therefore are subject to a limitation on the amount that may be utilized annually to offset taxable income. The annual limitation on the use of pre-reorganization net operating or capital loss carryforwards is approximately $4.3 million. There is no limitation on the Company's ability to utilize deductible temporary differences. For the nine months ended September 30, 2000 the limitation on the Company's ability to utilize pre-reorganization net operating losses is approximately $5.4 million (75% of the current year limitation plus a carryover of unused limitation from the prior year).

4.    SIGNIFICANT TRANSACTIONS

     During the quarter ended September 30, 2000 the Company's Specialty Servicing and Finance operations, through WCC, acquired from two subsidiaries of Transamerica Finance Corporation and from DLJ Mortgage Capital the servicing rights and related servicer advance receivables to approximately 10,500 residential mortgage loans totaling approximately $370 million in aggregate unpaid principal balances. In addition, WCC contracted with Wells Fargo as Master Servicer, and MBIA as certificate insurer, to service approximately 27,000 residential mortgage loans totaling approximately $424 million in aggregate unpaid principal balances. In connection with each of these three transactions, the transfer of servicing is expected to be completed in the fourth quarter, 2000.

5.    EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

     In August 2000, the Company entered into a settlement agreement with its former affiliate, Wilshire Real Estate Investment Inc. ("WREI"), pursuant to which all disputes between the two companies were resolved. As part of this agreement, the Company settled a note payable with a book value of $1.6 million with cash payments of $1.2 million, resulting in a gain on the extinguishment of debt (before income taxes) of approximately $0.4 million. This extraordinary gain is reported in the consolidated statement of operations net of related income taxes of approximately $0.2 million.

6.    OPERATING SEGMENTS

     The Company's reportable operating segments, as defined by the Company's management, consist of its Banking operations and Specialty Servicing and Finance operations. The operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

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

     Specialty  Servicing  and  Finance - The  Company  conducts  its  Specialty
Servicing and Finance Operations through its majority-owned servicing subsidiary, Wilshire Credit Corporation ("WCC"), and through its wholly-owned investment subsidiary, Wilshire Funding Corporation ("WFC"). As more fully discussed below, WCC invests in and services mortgage pools which require special expertise in potential or actual loss mitigation and/or investor reporting. WFC co-invests with institutional investors in such mortgage pools and servicing rights (See "Management's Discussion and Analysis of Financial Condition and Results of Operations," below). The Company's Specialty Servicing and Finance Operations' funding sources consist primarily of internal liquidity, commercial banking, institutional lenders and co-investors, under debt service repayment terms which generally parallel the principal repayments and prepayments of the underlying loan pools.

     Holding Company and Miscellaneous Operations - The Company's Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the aforementioned business segments, and includes eliminations of intercompany accounts and transactions. A primary source of liquidity is revenue from the Bank pursuant to a tax allocation agreement permitting the Company to use its operating loss carryforwards to offset taxable amounts otherwise owed by the Bank.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)
            (Dollars in thousands, except share data and where noted)


     Segment data for the three months ended September 30, 2000 and 1999 are as follows:

                                                                               Reorganized Company
                                                                               -------------------
                                                                      Three Months Ended September 30, 2000
                                                           ----------------------------------------------------------
                                                                            Specialty
                                                                          Servicing and      Holding
                                                              Banking        Finance         Company        Total
                                                           -------------  -------------  -------------  -------------
   Interest income........................................ $      13,455  $       1,361  $        (154) $      14,662
   Interest expense.......................................         8,953            500             (3)         9,450
                                                           -------------  -------------  -------------  -------------
   Net interest income (loss).............................         4,502            861           (151)         5,212
   Provision for loan losses..............................        (2,800)         1,669             --         (1,131)
                                                           -------------  -------------  -------------  -------------
   Net interest income (loss) after provision for loan
      losses..............................................         7,302           (808)          (151)         6,343
   Other income...........................................         2,327          3,544          1,922          7,793
   Other expense..........................................         7,703          6,166         (2,585)        11,284
                                                           -------------  -------------  -------------  -------------
   Income (loss) before taxes and extraordinary item......         1,926         (3,430)         4,356          2,852
   Income tax provision...................................           828             --            410          1,238
                                                           -------------  -------------  -------------  -------------
   Net income (loss) before extraordinary item............         1,098         (3,430)         3,946          1,614
   Extraordinary item.....................................            --             --            239            239
                                                           -------------  -------------  -------------  -------------
   Net income (loss)...................................... $       1,098  $      (3,430) $       4,185  $       1,853
                                                           =============  =============  =============  =============
   Total assets........................................... $     665,413  $      51,777  $      (5,292) $     711,898
                                                           =============  =============  =============  =============



                                                                              Reorganized Company
                                                                              -------------------
                                                                     Three Months Ended September 30, 1999
                                                           ----------------------------------------------------------
                                                                            Specialty
                                                               Thrift     Servicing and     Holding
                                                              Banking        Finance        Company         Total
                                                           -------------  -------------  -------------  -------------
   Interest income......................................   $      11,903  $       4,529  $         241  $      16,673
   Interest expense.....................................           7,451          1,341            627          9,419
                                                           -------------  -------------  -------------  -------------
   Net interest income (loss)...........................           4,452          3,188           (386)         7,254
   Provision for loan losses............................          (1,250)           500              9           (741)
                                                           -------------  -------------  -------------  -------------
   Net interest income (loss) after
     provision for loan losses..........................           5,702          2,688           (395)         7,995
   Other income (loss)..................................           1,434         (1,136)          (861)          (563)
   Other expense........................................           4,552          7,890          1,822         14,264
                                                           -------------  -------------  -------------  -------------
   Income (loss) before taxes...........................           2,584         (6,338)        (3,078)        (6,832)
   Income tax provision (benefit).......................           1,111             --           (807)           304
                                                           -------------  -------------  -------------  -------------
   Net income (loss)....................................   $       1,473  $      (6,338) $      (2,271) $      (7,136)
                                                           =============  =============  =============  =============
   Total assets.........................................   $     612,743  $     106,269  $      26,014  $     745,026
                                                           =============  =============  =============  =============


            WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)
            (Dollars in thousands, except share data and where noted)


     Segment data for the nine months ended September 30, 2000, four months ended September 30, 1999, and five months ended May 31, 1999 are as follows:

                                                                     Reorganized Company
                                                                     -------------------
                                                             Nine Months Ended September 30, 2000
                                                 ----------------------------------------------------------
                                                                  Specialty
                                                                Servicing and     Holding
                                                    Banking        Finance        Company         Total
                                                 -------------  -------------  -------------  -------------
   Interest income.............................. $      37,370  $       4,859  $        (184) $      42,045
   Interest expense.............................        24,375          1,390            343         26,108
                                                 -------------  -------------  -------------  -------------
   Net interest income (loss)...................        12,995          3,469           (527)        15,937
   Provision for loan losses....................        (6,000)         1,669            104         (4,227)
                                                 -------------  -------------  -------------  -------------
   Net interest income (loss) after
     provision for loan losses..................        18,995          1,800           (631)        20,164
   Other income.................................         6,205         11,878            691         18,774
   Other expense................................        17,541         17,476         (3,179)        31,838
                                                 -------------  -------------  -------------  -------------
   Income (loss) before taxes and extraordinary
     item.......................................         7,659         (3,798)         3,239          7,100
   Income tax provision (benefit)...............         3,293             --           (150)         3,143
                                                 -------------  -------------  -------------  -------------
   Net income (loss) before extraordinary item..         4,366         (3,798)         3,389          3,957
   Extraordinary item...........................            --             --            239            239
                                                 -------------  -------------  -------------  -------------
   Net income (loss)............................ $       4,366  $      (3,798) $       3,628  $       4,196
                                                 =============  =============  =============  =============
   Total assets................................. $     665,413  $      51,777  $      (5,292) $     711,898
                                                 =============  =============  =============  =============



                                           Reorganized Company                           Predecessor Company
                                           -------------------                           -------------------
                                             Four Months Ended                             Five Months Ended
                                            September 30, 1999                               May 31, 1999
                               ---------------------------------------------  -----------------------------------------------
                                           Specialty                                       Specialty
                                           Servicing                                       Servicing
                                              and       Holding                               and       Holding
                                Banking     Finance     Company      Total      Banking     Finance     Company      Total
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Interest income............ $   16,110  $    5,863  $      581  $   22,554  $   17,771  $    8,537  $    1,557  $   27,865
   Interest expense...........      9,849       1,782         740      12,371      11,680       4,732       6,717      23,129
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Net interest income (loss).      6,261       4,081        (159)     10,183       6,091       3,805      (5,160)      4,736
   Provision for loan losses..     (1,250)        500          90        (660)         --       2,875        (178)      2,697
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Net interest income (loss)
     after provision for loan
     losses...................      7,511       3,581        (249)     10,843       6,091         930      (4,982)      2,039
   Other income...............      2,355         701        (408)      2,648       4,232       6,554       3,019      13,805
   Other expense..............      6,166      11,925       2,909      21,000       7,632      16,437       7,351      31,420
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income (loss) before
     reorganization items,
     taxes and extraordinary
     item.....................      3,700      (7,643)     (3,566)     (7,509)      2,691      (8,953)     (9,314)    (15,576)
   Reorganization items.......         --          --          --          --          --     (27,636)    (24,398)    (52,034)
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Income (loss) before taxes
     and extraordinary item...      3,700      (7,643)     (3,566)     (7,509)      2,691     (36,589)    (33,712)    (67,610)
   Income tax provision
     (benefit)................      1,591          --      (1,162)        429       1,357          --        (699)        658
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Income (loss) before
     extraordinary item.......      2,109      (7,643)     (2,404)     (7,938)      1,334     (36,589)    (33,013)    (68,268)
   Extraordinary item.........         --          --          --          --          --      78,978     146,628     225,606
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Net income (loss).......... $    2,109  $   (7,643) $   (2,404) $   (7,938) $    1,334  $   42,389  $  113,615  $  157,338
                               ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
   Total assets............... $  612,743  $  106,269  $   26,014  $  745,026  $  606,954  $  127,627  $   54,787  $  789,368
                               ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

7.    LEGAL MATTERS

     As part of the Company's June 1999 restructuring, it purchased the assets of the Company's prior privately owned servicer from a company owned by Capital Consultants, LLC ("CCL") as agent for certain investors. In exchange it gave CCL as agent a 49.99% non-voting ownership interest in WCC with certain rights to convert such interest to a portion of the Company's stock. On September 21, 2000 Thomas F. Lennon was appointed by the U.S. District Court of Oregon in
Securities and Exchange Commission v. Capital Consultants, LLC, et al. as a receiver for CCL.

     A number of CCL's clients have filed lawsuits against CCL, Jeffrey Grayson, Barclay Grayson, Andrew Wiederhorn, Lawrence Mendelsohn, a number of corporations and a number of pension trust trustees in Tom Hazzard, et al. v. Capital Consultants, LLC, et al.; Andrew McPherson, et al. v. Trustees of Eighth Dist. Electrical Profit Sharing Pension and Health and Welfare Plans; and Mark Keith Eidem et al. v. Trustees United Assoc. Union Local No. 290 Plumber, Steamfitter and Shipfitter Industry 401(k), Pension Trust and Welfare Trust, each filed in the U.S. District Court for the District of Oregon. The plaintiffs allege that CCL and the other defendants made improper loans to WCC from 1995 through 1998, thereafter misled the CCL clients by failing to disclose significant losses on $160 million of loans to WCC, and used additional CCL client funds (approximately $71 million) to cover up such losses. The plaintiffs have named the Company and WCC as defendants. The Company does not understand the reason for the plaintiffs' inclusion of the Company and WCC as defendants. Without limitation, as part of the June 1999 reorganization of the Company, CCL, as agent for these pension funds, provided the Company with a release of all claims that these funds might have had against the Company other than claims covered by Company-held insurance policies. While the Company has not yet obtained a clarification from the plaintiffs as to the basis of their allegations, or engaged in any discovery proceedings, the Company intends to deny the allegations and contest the claims vigorously, and does not believe that the claims should materially adversely affect the Company's financial position.

     As part of the Company's June 1999 restructuring CCL released any claims that it might have against the Company except for claims that are covered by the Company's insurance policies. The Company, CCL and the Company's insurers have entered into a tolling agreement effective July 1, 2000 in which all parties have agreed that any statutory periods in which these insurance-covered claims must be filed are suspended. The Company has denied the validity of any of the claims CCL has alleged. Since the only claims that CCL may bring are those covered by insurance, the Company does not believe such claim would have a material effect on the Company.

     The Company is a defendant in other legal actions arising from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability, if any, arising from such actions will not materially affect the Company's consolidated results of operations or financial position.

8.    NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the consolidated statement of financial condition as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gain or loss to be offset with the related results on the hedged item in the consolidated statement of operations, or in certain circumstances can be deferred in other comprehensive income and later offset with the results of the hedged item in the Consolidated Statement of Operations. A company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Management expects that the Company will adopt SFAS No. 133 effective January 1, 2001. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This pronouncement replaces SFAS No. 125, issued in June 1996. SFAS is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe that the adoption of SFAS No. 140 will have a material impact on its financial position or results of operations.

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

     Wilshire  Financial  Services  Group Inc.,  a financial  services  company, conducts (1) community banking and Visa/Mastercard bankcard processing operations through our wholly-owned subsidiary, First Bank of Beverly Hills, F.S.B. (referred to herein as our "Banking Operations" or the "Bank"); and (2) specialized mortgage loan servicing and investment operations through our subsidiaries, Wilshire Credit Corporation ("WCC") and Wilshire Funding Corporation ("WFC"). Together, WCC and WFC are referred to as our "Specialty Servicing and Finance Operations." WFSG's administrative, investment and loan servicing headquarters are located in Portland, Oregon. The Bank is headquartered in Calabasas, California and conducts its branch banking activities in Beverly Hills, California.

OVERVIEW

     During the past quarter we have continued to focus on the Company's core competencies in the discrete markets served by each of our operating platforms. The quarter was highlighted by the following:

        o We settled the substantial litigation with Wilshire Real Estate Investment Inc. and Andrew Wiederhorn and Lawrence Mendelsohn.

        o    We repaid our $5 million debtor-in-possession financing.

        o We integrated our Portland banking operations into our California headquarters for First Bank of Beverly Hills and commenced the integration of our new branch in Beverly Hills.

        o We obtained new and expanded servicing ratings from Standard & Poor's and Fitch for our servicing platform.

        o We continued our specific negotiations for new servicing rights for our servicing platform which thus far in the fourth quarter has resulted in the acquisition of new servicing rights for over 37,500 loans having an aggregate balance of approximately $800 million.

RESULTS OF OPERATIONS--THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     In the following discussion, the amounts for the nine months ended September 30, 1999 represent the sum of the Predecessor Company's operations for the five months ended May 31, 1999 and the Reorganized Company's operations for the four months ended September 1999, as reported in the accompanying consolidated statements of operations.

CONSOLIDATED RESULTS

     Our consolidated net income was approximately $1.9 million for the three months ended September 30, 2000, compared with a net loss of approximately $7.1 million for the three months ended September 30, 1999. This increase in net income was primarily attributable to an $8.4 million increase in other operating income and a $3.0 million decrease in other expenses as compared with the third quarter of the prior year.

     For the nine months ended September 30, 2000, our consolidated net income was $4.2 million, compared with $149.4 million for the nine months ended September 30, 1999. However, pre-tax net income from recurring operations (excluding restructuring costs in the prior year, and extraordinary gains in both years) was $7.1 million for the nine months ended September 30, 2000, compared with a net loss of $23.1 million for the nine months ended September 30, 1999. This increase in net income for the current year was primarily due to a decrease in other expenses of $20.6 million, a decrease in provision for loan losses of $6.3 million, an increase in other income of $2.3 million, and an increase in net interest income of $1.0 million.

     These improvements in operating results reflect our efforts to reduce corporate overhead and manage credit and liquidity risk in our business segments. Following is a discussion of the operating results of the Company's two discrete businesses: our Banking Operations and our Specialty Servicing and Finance Operations.

FIRST BANK OF BEVERLY HILLS, F.S.B.

     In its Banking Operations, the Bank seeks to (1) leverage its core competencies in community banking, small-balance commercial mortgage lending and Bankcard processing to grow its managed asset platform and (2) establish a deposit franchise in Southern California.

     As discussed more fully below, the Bank management has reduced substantially its interest rate-risk profile (through sales of fixed-rate mortgages, purchases and originations of adjustable-rate mortgages, and replacement of interest-rate sensitive deposits with FHLB borrowings) and established a California deposit franchise through its recent purchase of a Beverly Hills branch office.

     In implementing its strategic focus, the Bank is committed to growing its asset platform with high-quality earning assets while at the same time augmenting its earnings growth potential through its core competencies and achieving a growing deposit franchise. Management of the Bank believes that opportunities to execute this strategy will continue due to the recent exodus of larger banking institutions from the community banking business in California and from what it believes to be growing opportunities to service small businesses and professionals in this marketplace in a more personalized relationship.

     The following table compares operating income for the Bank for the three-month and nine-month periods ended September 30, 2000 and September 30, 1999 (dollars in thousands):

                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                      -----------------------------------     -----------------------------------
                                                                Increase                               Increase
                                         2000        1999      (Decrease)        2000        1999     (Decrease)
                                      ----------  ----------  -----------     ----------  ----------  -----------
   Interest income..............      $   13,455  $   11,903  $     1,552     $   37,370  $   33,881  $     3,489
   Interest expense.............           8,953       7,451        1,502         24,375      21,529        2,846
                                      ----------  ----------  -----------     ----------  ----------  -----------
   Net interest income..........           4,502       4,452           50         12,995      12,352          643
   Provision for loan losses....          (2,800)     (1,250)      (1,550)        (6,000)     (1,250)      (4,750)
                                      ----------  ----------  -----------     ----------  ----------  -----------
   Net interest income after
     provision for loan losses..           7,302       5,702        1,600         18,995      13,602        5,393
   Other income.................           2,327       1,434          893          6,205       6,587         (382)
   Other expense................           7,703       4,552        3,151         17,541      13,798        3,743
                                      ----------  ----------  -----------     ----------  ----------  -----------
   Income before taxes..........           1,926       2,584         (658)         7,659       6,391        1,268
   Income tax provision ........             828       1,111         (283)         3,293       2,948          345
                                      ----------  ----------  -----------     ----------  ----------  -----------
   Net income...................      $    1,098  $    1,473  $      (375)    $    4,366  $    3,443  $       923
                                      ==========  ==========  ===========     ==========  ==========  ===========

Net Interest Income

     The Bank's net interest income for the three months ended September 30, 2000 was $4.5 million, compared with a similar result for the three months ended September 30, 1999. Net interest income for the nine months ended September 30, 2000 was $13.0 million, compared with $12.4 million for the nine months ended September 30, 1999. This increase was primarily due to an increase in interest income on loans of approximately $3.2 million, resulting from the Bank's purchase of approximately $156.4 million of mortgage loans during the first three quarters of 2000. The increase in interest income was partially offset by a $2.8 million increase in interest expense which primarily related to borrowings, as the Bank utilized FHLB advances and short-term borrowings to fund its loan acquisitions.

Provision for Loan Losses

     Provision for loan losses for the three months ended September 30, 2000 was a net recovery of $2.8 million. This reversal of reserves on purchased loans was a result of the quarterly analysis performed to determine the adequacy of loan loss reserve levels, which were deemed excessive due to the continued seasoning and improved loss performance of the Bank's loan portfolio. For the nine months ended September 30, 2000, the Bank reversed a total of $6.0 million of loan loss reserves into income.

Other Income

     The  Bank's  other  income  was $2.3  million  for the three  months  ended
September 30, 2000, compared with $1.4 million for the three months ended September 30, 1999. This increase was primarily due to a $1.3 million increase in Bankcard income, net, partially offset by a $0.6 million decrease in loan fees and charges. For the nine months ended September 30, 2000, other income was $6.2 million, a $0.4 million decrease from the prior year. This decrease was due to a $1.3 million decrease in loan fees and charges, partially offset by a $0.7 million increase in income from real estate and a $0.4 million increase in bankcard, net. The financial results of the Bank's Bankcard division are discussed in further detail below.

Other Expenses

     The Bank's other expenses increased by approximately $3.1 million for the three months ended September 30, 2000 and $3.7 million for the nine months ended September 30, 2000. These increases were primarily due to a $2.0 million write-down of goodwill and other capitalized costs related to the Bank's mortgage banking operations, and increases in professional services and other expenses incurred in connection with the Bank's June, 2000 branch acquisition.

Operating Segments

     For the nine months ended September 30, 2000 and 1999, the Bank's core businesses consist of three primary segments: lending and deposit banking services, mortgage loan origination and brokerage services ("George Elkins Mortgage Banking" or "GEMB"), and Bankcard processing. The operating results (before income taxes) of these businesses are summarized in the following table and discussed in further detail below:

                                                            Three Months Ended        Nine Months Ended
                                                               September 30,             September 30,
                                                          ----------------------    ----------------------
                                                             2000        1999          2000        1999
                                                          ----------  ----------    ----------  ----------
                                                                         (Dollars in thousands)

        Lending and deposit banking services..............$    1,590  $    3,248    $    7,965  $    5,584
        George Elkins.....................................       (79)        275          (655)        416
        Bankcard income, net..............................       415        (939)          349         391
                                                          ----------  ----------    ----------  ----------
        Total Bank net income (pre-tax)...................$    1,926  $    2,584    $    7,659  $    6,391
                                                          ==========  ==========    ==========  ==========


Lending and Deposit Banking

     Net income in our commercial banking operations was approximately $7.6 million for the nine months ended September 30, 2000, compared with $5.6 million for the nine months ended September 30, 1999. This increase was primarily due to net recoveries of $6.0 million in loan loss provisions recorded in prior periods, as discussed previously, compared with recoveries of $1.25 million during the nine months ended September 30, 1999. The increase in recoveries was partially offset by the write-downs of $2.0 million of goodwill and other capitalized costs related to the Bank's mortgage banking operations.

     The banking segment's operating results for the nine months ended September 30, 2000 were highlighted by the following events: (1) The Bank sold
approximately   $14.8   million   principal   balance  of   non-performing   and
sub-performing loans. This sale reflected the Bank's strategy of reducing its exposure through the sale of sub-standard assets. As a result of the sale, the Bank incurred a loss of approximately $0.2 million, but recaptured $1.7 million of loan loss reserves through a provision reversal. (2) The Bank purchased a branch in Beverly Hills, California. This branch, which contains approximately $82 million in retail deposits, is expected to lower our overall cost of funds and increase our retail deposit growth and fee revenue. (3) The Bank relocated its administrative headquarters to Calabasas, California, at a cost of approximately $0.5 million.

George Elkins

     The net loss from our mortgage loan origination and brokerage services was approximately $0.7 million for the nine months ended September 30, 2000, compared with net income of approximately $0.4 for the nine months ended September 30, 1999. The decrease was primarily due to a decrease in loan fee income from $3.0 million for the nine months ended September 30, 1999 to $2.4 million for the current year to date, as the volume of loans brokered declined from $342.3 million for the nine months ended September 30, 1999 to $237.2 million for the current year.

Bankcard Division

     Bankcard income, net of other related expenses, was $0.4 million for the three months ended September 30, 2000, compared with a loss of $0.9 million for the three months ended September 30, 1999. This increase was primarily due to net recoveries of $0.2 million in the 2000 period, compared with provisions for losses of $1.2 million in the 1999 period. Bankcard income for the nine months ended September 30, 2000 was $0.3 million, down slightly from income of $0.4 million for the comparable 1999 period.

     The financial results of the Bank's merchant bankcard processing operations for the three-month and nine-month periods ended September 30, 2000 and 1999 were as follows:

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,              September 30,
                                                 ----------------------     ----------------------
                                                    2000        1999           2000        1999
                                                 ----------  ----------     ----------  ----------
                                                                  (Dollars in thousands)
Bankcard revenues................................$    3,370  $    4,440     $   10,948  $   12,190
Bankcard processing expenses.....................    (2,351)     (3,379)        (7,590)     (8,387)
Provision for losses.............................      (190)      1,200            390       1,200
                                                 ----------  ----------     ----------  ----------
Bankcard income, net.............................     1,209        (139)         2,968       2,603
Other expenses...................................      (794)       (800)        (2,619)     (2,212)
                                                 ----------  ----------     ----------  ----------
Income (loss) after other expenses..........     $      415  $     (939)    $      349  $      391
                                                 ==========  ==========     ==========  ==========


     In addition to focusing on continued internal growth, the Bank is evaluating strategic alternatives for the bankcard operations which may include developing a debit card processing program and acquisitions of similar or complimentary business.

Changes in Financial Condition - First Bank of Beverly Hills

     Mortgage-Backed and Other Securities. For accounting purposes, the Bank's mortgage-backed and other securities are classified as available for sale and held to maturity. Mortgage-backed securities available for sale decreased approximately $5.5 million during the nine months ended September 30, 2000. This decrease was primarily due to principal repayments of $15.2 million and an increase in unrealized holding losses of $0.1 million, partially offset by purchases of $9.9 million. The Bank's holdings of mortgage-backed and other securities held to maturity decreased approximately $2.8 million during the nine months ended September 30, 2000 primarily due to principal repayments. The following table sets forth our holdings of mortgage-backed and other securities as of September 30, 2000 and December 31, 1999:

                 Mortgage-Backed Securities and Other Securities

                                                                                     September 30,      December 31,
                                                                                         2000              1999
                                                                                     -------------      ------------
                                                                                         (Dollars in thousands)
Available for sale:
    Mortgage-backed securities..................................................     $         778      $        802
    Agency mortgage-backed securities...........................................            27,709            33,152
Held to maturity:
    U.S. Government and other securities........................................             5,992             5,979
    Mortgage-backed securities..................................................             7,413            10,196
                                                                                     -------------      ------------
        Total investment securities.............................................     $      41,892      $     50,129
                                                                                     =============      ============

     Loans, net. The Bank's portfolio of loans, net of discounts and allowances, increased by approximately $137.5 million during the nine months ended September 30, 2000. This increase is primarily attributable to the acquisition of performing loans, reflecting our emphasis on increasing the level of investment in performing loans as a percentage of the total loan portfolio. See "Discounted Loans, net" below.

     Discounted Loans, net. The Bank's portfolio of discounted loans decreased by approximately $10.1 million during the nine months ended September 30, 2000. This decrease was primarily due to the sale of approximately $12.4 million in carrying value of non-performing discounted loans. The Bank has continued to reduce its level of investment in discounted loans, which comprised less than 1% of the total loans in its portfolio at September 30, 2000.

     Deposits. First Bank's deposits increased by approximately $29.6 million during the nine months ended September 30, 2000, primarily due to the purchase of a branch of Fidelity Federal Bank, which had approximately $82 million in retail deposits. The increase was partially offset by maturities of the Bank's time deposits, some of which were not renewed.

     FHLB Advances. First Bank's FHLB advances increased by $47.0 million during the nine months ended September 30, 2000, as these borrowings were utilized to fund the Bank's new loan acquisitions. These advances have maturities ranging from three to five years, which assists in reducing the Bank's sensitivity to market interest-rate fluctuations and enables the Bank to more closely match the maturities of its investments and borrowings.

Liquidity and Capital Resources

     Liquidity is the measurement of the Bank's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and for general business purposes. The Bank's sources of liquidity include retail and wholesale deposits, FHLB advances, whole loan and mortgage-backed securities sales, and net interest income. Liquidity in the Bank's operations is actively managed on a daily basis and periodically reviewed by the Bank's Board of Directors.

     At September 30, 2000, the Bank's cash balances totaled approximately $21.4 million, compared with $48.4 million at December 31, 1999. The decrease in cash during the nine months was primarily due to the Bank's acquisitions of new loans, as described above, partially offset by additional borrowings to finance the acquisitions.

     At September 30, 2000, the Bank had approximately $416.0 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending September 30, 2001 and thereafter amounted to approximately $367.7 million and approximately $48.3 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. The Bank's management has continued to reduce exposure to changes in interest rates by increasing the amount of FHLB advance borrowings as a percentage of total borrowings, developing core deposits (which are less sensitive to interest rate changes), and purchasing and originating variable-rate loans. The retail branch acquisition should reduce the Bank's overall cost of funds, rebalance the mix of retail/wholesale deposits, and add new core relationships to further retail deposit growth.

     The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. The Bank has complied with these requirements.

SPECIALTY SERVICING AND FINANCE OPERATIONS

     Our Specialty Servicing and Finance operations are conducted by WCC, the Company's majority-owned servicing subsidiary which commenced operations in June 1999, and by WFC, the Company's wholly-owned investment subsidiary. As discussed in more detail below (see Restructuring of the Company), the Company's servicing operations were conducted by a company previously owned by the Company's former management and principal stockholders before the Company's reorganization.

     WCC provides general and specialized loan portfolio management services, including billing, portfolio administration, collection and investor reporting services for pools of loans. WCC has developed specialized procedures and proprietary software designed to effectively service performing, non-performing and sub-performing loans and foreclosed real estate. As part of its loan pool servicing analysis, WCC designs servicing plans that are intended to maximize cash flow. Problem loans are generally resolved within one to two years through foreclosure, compromise, a discounted payoff or reinstatement. Other loans are actively serviced to facilitate timely collection of payments and accurate investor reporting over their remaining lives.

     The Company uses WFC to co-invest in loan pool acquisitions and servicing investments with institutional investors, where such co-investment by WFC increases the platform of loans serviced by WCC.

     The following table compares operating income (before taxes and extraordinary item) for our Specialty Finance and Loan Servicing platform for the three-month and nine-month periods ended September 30, 2000 and 1999. However, comparisons of year-to-date amounts between 2000 and 1999 are often difficult, as WCC did not effectively commence operations until our June 1999 reorganization.

                                     Three Months Ended September 30,           Nine Months Ended September 30,
                                  ---------------------------------------  ----------------------------------------
                                                               Increase                                  Increase
                                      2000          1999      (Decrease)       2000          1999       (Decrease)
                                  -----------   -----------   -----------   -----------   -----------   -----------
   Servicing revenue............. $     2,218   $     3,326   $    (1,108)  $     7,330   $     7,813   $      (483)
   Ancillary income .............         681           439           242         1,755           660         1,095
   Interest income...............       1,361         4,529        (3,168)        4,859        14,400        (9,541)
   Other income (loss)...........         645        (4,901)        5,546         2,793        (1,218)        4,011
                                  -----------   -----------   -----------   -----------   -----------   -----------
   Total revenues................       4,905         3,393         1,512        16,737        21,655        (4,918)
                                  -----------   -----------   -----------   -----------   -----------   -----------
   Interest expense..............         500         1,341          (841)        1,390         6,514        (5,124)
   Provision for loan losses.....       1,669           500         1,169         1,669         3,375        (1,706)
   Compensation expense..........       2,914         4,582        (1,668)        9,807        11,281        (1,474)
   Other expenses................       3,252         3,308           (56)        7,669        17,081        (9,412)
                                  -----------   -----------   -----------   -----------   -----------   -----------
   Total provisions and expenses.       8,335         9,731        (1,396)       20,535        38,251       (17,716)
                                  -----------   -----------   -----------   -----------   -----------   -----------
   Operating loss................ $    (3,430)  $    (6,338)  $     2,908   $    (3,798)  $   (16,596)  $    12,798
                                  ===========   ===========   ===========   ===========   ===========   ===========

Servicing Revenue

     Servicing revenue for the three months ended September 30, 2000 was $2.2 million, compared with $3.3 million for the three months ended September 30, 1999, a decrease of $1.1 million. For the nine months ended September 30, 2000, servicing revenue was $7.3 million, compared with $7.8 million for the nine months ended September 30, 1999. The decrease in servicing revenue is primarily attributable to sales of loans by the Company's subsidiaries which had been serviced by WCC (thereby reducing WCC's fees earned), and, to a lesser extent, the run-off of loans in the servicing portfolio, partially offset by new servicing acquired during the period. Our servicing revenue reflects the servicing activity of WCC, a majority-owned subsidiary formed in connection with the Company's reorganization in June 1999. Such operations were previously performed by a former affiliate, now called Capital Wilshire Holdings Inc., and were not included in the consolidated financial statements of WFSG. WCC effectively commenced its servicing operations in June 1999 at the time of our reorganization.
     The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                                   September 30,     December 31,
                                                       2000             1999
                                                   -------------     -------------
                                                       (Dollars in thousands)
Single-family residential.......................   $   1,276,835     $   1,516,536
Multi-family residential........................         156,622           104,307
Commercial real estate..........................         209,457           221,605
Consumer and other.............................          260,235           271,515
                                                   -------------     -------------
    Total.......................................   $   1,903,149     $   2,113,963
                                                   =============     =============


     During the quarter ended September 30, 2000 our Specialty Servicing and Finance operations, through WCC, acquired from two subsidiaries of Transamerica Finance Corporation and from DLJ Mortgage Capital the servicing rights and related servicer advance receivables to approximately 10,500 residential mortgage loans totaling approximately $370 million in aggregate unpaid principal balances. In addition, WCC contracted with Wells Fargo as Master Servicer, and MBIA as certificate insurer, to service approximately 27,000 residential mortgage loans totaling approximately $424 million in aggregate unpaid principal balances. In connection with each of these three transactions, the transfer of servicing is expected to be completed in the fourth quarter, 2000.

 Ancillary Income

     Ancillary income (primarily late charges) for the quarter ended September 30, 2000 was approximately $0.7 million, compared with $0.4 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, ancillary income was approximately $1.8 million, compared with $0.7 million for the nine months ended September 30, 1999. These increases resulted from our efforts in the current year to improve late fee collections.

Interest Income and Interest Expense

     Interest income decreased by approximately $3.2 million for the quarter ended September 30, 2000 and $9.5 million for the nine months ended September 30, 2000. Interest expense decreased by approximately $0.8 million and $5.1 million, respectively, for the same periods. These decreases were primarily due to the sale of certain loans and other interest-earning assets throughout 1999 and 2000 to provide liquidity and pay down the related debt facilities.

Other Income

     The components of other income in our Specialty Servicing and Finance operations are reflected in the following table:

                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                   September 30,
                                                 -------------------------------   ----------------------------
                                                      2000             1999             2000          1999
                                                 ---------------  --------------   -------------  -------------
                                                      (Dollars in thousands)            (Dollars in thousands)
Other income:
Real estate owned, net............................$          150  $        1,009   $        (288) $       1,322
Gain on sale of loans.............................            --             152           1,484          3,239
(Loss) gain on sale of securities.................          (516)            402            (503)           535
Market valuation losses and impairments...........            --          (6,583)             --         (6,583)
Other, net........................................         1,011             119           2,100            269
                                                  --------------  --------------   -------------  -------------
    Total other income (loss).....................$          645  $       (4,901)  $       2,793  $      (1,218)
                                                  ==============  ==============   =============  =============


     The increase in other income during the quarter and nine months ended September 30, 2000 was primarily due to the absence of market valuation losses and impairments in the current year. (We incurred $6.6 million of such losses in the third quarter of 1999, as we wrote down the carrying value of our portfolio of mortgage-backed securities and certain other assets.) This increase in other income was partially offset by decreases in income from real estate operations and a decrease in gain on sales of loans, due to reduced sales activity in 2000 as compared to 1999. In addition, we incurred losses on sales of securities in 2000, compared with gains on such sales in 1999.

Compensation Expense

     Compensation and employee benefits decreased by approximately $1.7 million from the three months ended September 30, 1999 to the three months ended September 30, 2000, and by approximately $1.5 million from the nine months ended September 30, 1999 to the nine months ended September 30, 2000. This decrease in compensation was primarily due to reductions in our workforce during 1999, resulting in savings during the current year.

Other Expenses

     Other expenses decreased by approximately $9.4 million from the nine months ended September 30, 1999 to the nine months ended September 30, 2000, primarily due to a $7.0 million decrease in loan service fees and expenses. This decrease resulted from the inclusion of WCC's operating results with WFSG beginning in June 1999 pursuant to the restructuring. Any expenses incurred by WFC for the servicing of its loan portfolio are now eliminated in consolidation. Prior to June 1999, our servicing operations were performed by CWH, which was not part of the consolidated group. Consequently, for periods prior to June 1999, WFC's expenses related to the servicing of its loan portfolio were included in WFSG's consolidated operating results.

     In addition to the aforementioned decrease in loan service fees, our travel and development costs decreased by approximately $1.5 million from the nine months ended September 30, 1999 to the nine months ended September 30, 2000, reflecting our efforts to reduce general corporate overhead.

Changes in Financial Condition - Specialty Servicing and Finance Operations

     Mortgage-Backed Securities Available for Sale. WFC's mortgage-backed securities available for sale are reported at current fair value. WFC's portfolio of mortgage-backed securities available for sale decreased by approximately $4.4 million during the nine months ended September 30, 2000, due to sales of approximately $4.2 million in carrying value of securities and principal repayments of $0.2 million.

     Loans and Discounted Loans Held for Sale, Net, at Lower of Cost or Market. In our Specialty Servicing and Finance Operations, loans and discounted loans held for sale, net, at lower of cost or market decreased by approximately $15.3 million during the nine months ended September 30, 2000, primarily due to the sale of loans to increase liquidity and reduce outstanding borrowings, to a lesser extent bulk sales of loans considered opportunistic by management, and loan resolutions that occur in the ordinary course of business.

     Real Estate Owned, net. Real estate owned, net decreased by approximately $1.0 million during the nine months ended September 30, 2000. The decrease was primarily due to sales of properties for proceeds of approximately $2.2 million, partially offset by acquisitions of real estate through foreclosure or deed-in-lieu thereof from our portfolio of discounted loans.

     Servicer Advance Receivables, net. Servicer advance receivables, net decreased by approximately $6.8 million during the nine months ended September 30, 2000. This decrease was primarily due to recoveries by WCC of scheduled principal and interest advances on loans previously made, partially offset by new advances made during the period.

     Short-Term Borrowings. Short-term borrowings in our Specialty Servicing and Finance operations decreased by approximately $20.4 million during the nine months ended September 30, 2000. This decrease was primarily due to repayments of debt facilities with the proceeds from the asset sales described above.

Liquidity and Capital Resources

     Liquidity  is the  measurement  of  our  ability  to  meet  potential  cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and for general business purposes. Our sources of cash flow for our Specialty Servicing and Finance Operations include servicing revenue, whole loan and mortgage-backed securities sales, net interest income, borrowings under repurchase financing facilities, lines of credit from commercial banks (including an $8 million credit facility with a major commercial bank that was obtained in May, 2000), and borrowings from institutional investors and other lenders. Liquidity in our Specialty Servicing and Finance operations is actively managed on a daily basis and is periodically reviewed by our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company.

     At September 30, 2000, cash balances in our Specialty Servicing and Finance Operations totaled approximately $3.1 million, compared with approximately $5.8 million at December 31, 1999. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available cash to meet our needs. We continue to aggressively seek new capital partners and financing. There can be no assurance, however, that we will be able to obtain new capital or will have sufficient cash flows. In addition, as part of our business strategy to use bank and institutional co-investment financing, we intend to use our available capital in a manner which will not make us dependent on securitizations as a source of liquidity. As a result, we likely will not securitize loans as a source of liquidity.

     During 1999, we sold all subordinated mortgage-backed securities backed by loan pools originated or serviced by unaffiliated third parties. Currently, we hold only such securities where we act as servicer of the loan pools backing the securities. At September 30, 2000 we held $5.1 million of such mortgage-backed securities, which in turn are financed by a short-term repurchase agreement with a remaining unpaid principal balance of $3.0 million. Also at September 30, 2000, we held loans and real estate with a carrying value of $14.9 million which were subject to short-term indebtedness of $2.8 million in addition to the aforementioned short-term repurchase agreement.

     Adequate credit facilities and other sources of funding are essential to the continuation of the Company's ability to purchase servicing assets and pools of loans. The Company's growth strategy is dependent on its ability to find credit facilities and equity partners for purchases of servicing assets and, to a lesser extent, loan pools. Such growth will depend largely on the Company's ability to find and use capital partners for growth of our Specialty Servicing and Finance Operations. Otherwise, such growth may be significantly curtailed or delayed.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

     All of the statements contained in this Quarterly Report on Form 10-Q which are not identified as historical should be considered forward-looking. The Company notes that there are various factors that could cause actual results to differ materially from those set forth in forward-looking statements. Such factors include, but are not limited to, the real estate market, interest rates, regulatory matters, the availability of pools of servicing rights and loans at acceptable prices, the availability of financing for existing assets, loan portfolio acquisitions and servicing portfolio expansion, the availability of additional financing, and the outcome of the pension fund litigation described in Note 7. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Quarterly Report on Form 10-Q should consider these factors in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved. In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     It is our objective to attempt to control risks associated with interest rate movements. In general, management's strategy is to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by the asset and liability committees for the Company and First Bank (the "Asset and Liability Committees") which meet to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and securitization activity, and maturities of investments and borrowings. First Bank's Asset and Liability Committee coordinates with the Bank's Board of Directors with respect to overall asset and liability composition.

     The Asset and Liability Committees are authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swap agreements are utilized to reduce our exposure caused by the narrowing of the interest spread between fixed rate loans held for investment and associated liabilities funding those loans caused by changes in market interest rates. First Bank had approximately $23.5 million notional principal amount in an interest rate swap agreement outstanding at September 30, 2000, which was designated as a hedge of certain fixed rate loans in order to convert variable rate liabilities to fixed rate. The swap had the effect of increasing our net interest income by approximately $67 thousand and $99 thousand, respectively, during the quarter and nine months ended September 30, 2000.

     At times, we also have hedged the interest rate exposure of fixed-rate or lagging-index loans or securities that are either held or available for sale. The Company creates a hedge which matches the principal amortization of such assets against the maturity of our liabilities generally by entering into short sales or forward sales of U.S. Treasury securities, Government securities, interest rate futures contracts or interest rate swap agreements. This results in market gains or losses on hedging instruments, in response to interest rate increases or decreases, respectively, which approximate the amount of corresponding market losses or gains, respectively, on assets being hedged. We evaluate the interest rate sensitivity of each pool of loans or securities in conjunction with the current interest rate environment and decide whether to hedge the interest rate exposure of a particular pool. We generally do not hedge the interest rate risk associated with holding non-lagging index adjustable-rate mortgages pending their sale or securitization due to the decreased significance of such risk. In general, when a pool of loans or securities are acquired, we will determine whether or not to hedge and, with respect to any sale or financing of any pool of loans through securitization, will determine whether or not to discontinue its duration-matched hedging activities with respect to the relevant loans.

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

     At September 30, 2000 the Company's Specialty Servicing and Finance operations carried no significant assets or liabilities which might have a material impact on the value of the Company's assets or liabilities, as interest rates change over time.

     The following table quantifies the potential changes in the Bank's net portfolio value at September 30, 2000, should interest rates increase or decrease (shocked) by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. (The table does not include the net portfolio value of our Specialty Servicing and Finance operations, as such portfolio is not currently material to our consolidated operations and is not currently sensitive to interest rate fluctuations.)


                Interest Rate Sensitivity of Net Portfolio Value

                                                          Net Portfolio Value          NPV as % of PV of Assets
                                                    --------------------------------   ------------------------
                                                    $ Amount     $ Change    %Change    NPV Ratio       Change
                                                    ---------   ----------  --------   ------------   ---------
        Change in Rates                                  (Dollars in thousands)
         +300bp.....................................$  33,733   $  (21,738)     (39)%       5.45%      (300)bp
         +200bp.....................................   41,932      (13,539)     (24)        6.63       (182)bp
         +100bp.....................................   49,352       (6,119)     (11)        7.65        (80)bp
            0bp.....................................   55,471           --        0         8.45         --
         -100bp.....................................   59,625        4,154        7         8.95         50bp
         -200bp.....................................   61,503        6,032       11         9.13         68bp
         -300bp.....................................   61,718        6,247       11         9.07         62bp


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

                  WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings.

                        As part of the  Company's  June 1999  restructuring,  it
                  purchased the assets of the Company's prior privately owned servicer from a company owned by Capital Consultants, LLC ("CCL") as agent for certain investors. In exchange it gave CCL as agent a 49.99% non-voting ownership interest in WCC with certain rights to convert such interest to a portion of the Company's stock. On September 21, 2000 Thomas F. Lennon was appointed by the U.S. District Court of Oregon in Securities and Exchange Commission v. Capital Consultants, LLC, et al. as a receiver for CCL.

                        A number of CCL's  clients have filed  lawsuits  against
                  CCL, Jeffrey Grayson, Barclay Grayson, Andrew Wiederhorn, Lawrence Mendelsohn, a number of corporations and a number of pension trust trustees in Tom Hazzard, et al. v. Capital Consultants, LLC, et al.; Andrew McPherson, et al. v. Trustees of Eighth Dist. Electrical Profit Sharing Pension and Health and Welfare Plans; and Mark Keith Eidem et al. v. Trustees United Assoc. Union Local No. 290 Plumber, Steamfitter and Shipfitter Industry 401(k), Pension Trust and Welfare Trust, each filed in the U.S. District Court for the District of Oregon. The plaintiffs allege that CCL and the other defendants made improper loans to WCC from 1995 through 1998, thereafter misled the CCL clients by failing to disclose significant losses on $160 million of loans to WCC, and used additional CCL client funds (approximately $71 million) to cover up such losses. The plaintiffs have named the Company and WCC as defendants. The Company does not understand the reason for the plaintiffs' inclusion of the Company and WCC as defendants. Without limitation, as part of the June, 1999 reorganization of the Company, CCL, as agent for these pension funds, provided the Company with a release of all claims that these funds might have had against the Company other than claims covered by Company-held insurance policies. While the Company has not yet obtained a clarification from the plaintiffs as to the basis of their allegations, or engaged in any discovery proceedings, the Company intends to deny the allegations and contest the claims vigorously, and does not believe that the claims should materially adversely affect the Company's financial position.

                        As part of the  Company's  June 1999  restructuring  CCL
                  released any claims that it might have against the Company except for claims that are covered by the Company's insurance policies. The Company, CCL and the Company's insurers have entered into a tolling agreement effective July 1, 2000 in which all parties have agreed that any statutory periods in which these insurance-covered claims must be filed are suspended. The Company has denied the validity of any of the claims CCL has alleged. Since the only claims that CCL may bring are those covered by insurance, the Company does not believe such claim would have a material effect on the Company.

                        The  Company  is a  defendant  in  other  legal  actions
                  arising from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability, if any, arising from such actions will not materially affect the Company's consolidated results of operations or financial position.

                        On  September  2,  1999,  the  Company   terminated  the
                  employment of Andrew A. Wiederhorn and Lawrence A. Mendelsohn. Messrs. Wiederhorn and Mendelsohn subsequently filed suit against the Company and its outside directors, alleging defamation and wrongful termination. On August 28, 2000, the Company entered into a settlement agreement with Messrs. Wiederhorn and Mendelsohn which resolved all disputes between the Company and the former executives.

                        In August 1999,  Wilshire  Real Estate  Investment  Inc.
                  ("WREI") filed suit against the Company, alleging that the aforementioned terminations of Mr. Wiederhorn and Mr. Mendelsohn caused a facilities sharing agreement between the Company and WREI to come into effect, thereby suspending WREI's obligations under a management agreement between WREI and Wilshire Realty Services Corporation ("WRSC"), a subsidiary of the Company. WREI thereafter amended its complaint to assert that (i) the Company had breached the management agreement with WREI, (ii) a facilities sharing agreement between the Company and WREI had been triggered, requiring WREI to pay the Company only for the cost of the management provided by the Company's employees, and (iii) WFSG was in default under a $5 million loan agreement due to alleged material adverse changes. WREI also alleged that the Company's subsidiary, Wilshire Credit Corporation ("WCC"), had provided WREI with a prepaid credit for servicing WREI's assets in the amount of $3.2 million, and that WREI may use this credit for loans that WCC services for securitization trustees where WREI owns the residual securities. The Company denied the allegations and counterclaimed, alleging that (i) WREI failed to pay management fees owed to the Company under the management agreement (ii) WREI was not entitled to terminate the management agreement until April 6, 2000 and any purported termination of that agreement by WREI entitled the Company to a termination fee in excess of $3 million. In August 2000 the Company and WREI settled this lawsuit pursuant to which all of these disputes were resolved. The settlement included an agreement on the amount of the prepaid credit for servicing, that WREI could not use the credit for existing WREI residual securities, and new agreements for use of the credits.

     Item 2.      Changes in Securities.

                      Not applicable.

     Item 3.      Defaults Upon Senior Securities.

                      Not applicable.

     Item 4.      Submission of Matters to a Vote of Security Holders.

                      Not applicable.

     Item 5.      Other Information.

                      Not applicable.

     Item 6.      Exhibits and Reports on Form 8-K.

                  (a) Exhibits.
                          11    Statement re:  Computation of Per-Share Earnings
                          27    Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WILSHIRE FINANCIAL SERVICES GROUP INC.


Date: November 14, 2000


                                            By:      /s/   STEPHEN P. GLENNON
                                                     --------------------------
                                                     Stephen P. Glennon
                                                     Chief Executive Officer

                                            By:      /s/   BRUCE A. WEINSTEIN
                                                     --------------------------
                                                     Bruce A. Weinstein
                                                     Chief Financial Officer

                                                                     Exhibit 11


                                                                           Three Months          Three Months
                                                                              Ended                 Ended
                                                                           September 30,         September 30,
                                                                               2000                 1999
                                                                         -----------------    -----------------
                                                                       (Dollars in thousands, except share data)
Diluted net income (loss) per share:
    Net income (loss)..............................................      $           1,853    $          (7,136)
                                                                         -----------------    -----------------
    Average number of shares outstanding...........................             20,035,458           20,033,600
    Net effect of dilutive stock options-based on treasury stock method            130,195                   --
                                                                         -----------------    -----------------
        Total average shares.......................................             20,165,653           20,033,600
                                                                         =================    =================
    Diluted net income (loss) per share............................      $            0.09    $           (0.36)
                                                                         =================    =================



                                                                                                              Predecessor
                                                                             Reorganized Company                Company
                                                                      ----------------------------------   -----------------
                                                                         Nine Months      Four Months         Five Months
                                                                            Ended           Ended                Ended
                                                                        September 30,     September 30,         May 31,
                                                                            2000              1999               1999
                                                                      ---------------   ----------------   -----------------
                                                                             (Dollars in thousands, except share data)
Diluted net income (loss) per share:
     Net income (loss).........................................       $        4,196    $        (7,938)   $         157,338
                                                                      --------------    ---------------    -----------------
     Average number of shares outstanding......................           20,035,458         20,033,600           10,885,000
     Net effect of dilutive stock options-based on treasury
        stock method...........................................               47,839                 --                   --
                                                                      --------------    ---------------    -----------------
        Total average shares...................................           20,083,297         20,033,600           10,885,000
                                                                      ==============    ===============    =================
     Diluted net income (loss) per share.......................       $         0.21    $         (0.40)   $           14.45
                                                                      ==============    ===============    =================
