Form 10-K
period 2000-12-31
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2001-04-02
CIK 1024321

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
    [X]         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                  Exchange Act of 1934 (Fee Required)

    For the fiscal year ended December 31, 2000

                                       or

    [   ]       Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934 (No Fee Required)

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

                                      None.

           Securities registered pursuant to Section 12(g) of the Act:

                                                          Name of each exchange
         Title of each class                               on which registered
         -------------------                               -------------------
             Common Stock.                                         None.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X       No
                                             --------   --------
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     X       No
     --------     -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                            -------
     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price on March 1, 2001, was $14,985,170.

     As of March 1, 2001, 20,054,125 shares of Wilshire Financial Services Group Inc.'s common stock, par value $.01 per share, were outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders to be held May 22, 2001 are incorporated by reference into Items 11, 12 and 13 of Part III.

                     WILSHIRE FINANCIAL SERVICES GROUP INC.

                                    FORM 10-K

                                      INDEX

  Item                                                                                                                Page
------                                                                                                                ----
PART I.............................................................................................................     4
        1. Business................................................................................................     4
        2. Properties..............................................................................................    14
        3. Legal Proceedings.......................................................................................    14
        4. Submission of Matters to a Vote of Security Holders.....................................................    15

PART II............................................................................................................    15
        5. Market for the Registrant's Common Equity and Related Stockholder Matters...............................    15
        6. Selected Financial Data and Operating Statistics........................................................    16
        7. Management's Discussion and Analysis of Financial Condition and Results of Operations...................    20
        7A. Quantitative and Qualitative Disclosures About Market Risk.............................................    36
        8. Financial Statements and Supplementary Data.............................................................    36
        9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................    36

PART III...........................................................................................................    37
        10. Directors and Executive Officers of the Registrant.....................................................    37
        11. Executive Compensation.................................................................................    38
        12. Security Ownership of Certain Beneficial Owners and Management.........................................    38
        13. Certain Relationships and Related Transactions.........................................................    39

PART IV                                                                                                                39
        14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................................    39


FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Annual Report on Form 10-K which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include, but are not limited to, the real estate market, interest rates, regulatory matters, the availability of pools of servicing rights and loans at acceptable prices, the availability of financing for existing assets, loan pool acquisitions and servicing portfolio expansion, the availability of additional financing, and the outcome of the litigation described in Item 3. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

                                     PART I.

ITEM 1. Business

General

The Company

     Wilshire Financial Services Group Inc. and subsidiaries ("WFSG" or the "Company"), a diversified financial services company, conducts community banking operations in southern California and specialty servicing and finance operations nationwide through our two principal business platforms, Banking and Specialty Servicing and Finance.

o Banking Operations--Through its wholly-owned subsidiary, First Bank of Beverly Hills, FSB (the "Bank" or "FBBH"), the Company conducts a retail and wholesale banking business focused primarily on specialty-niche lending products, small-balance commercial lending and merchant bankcard processing. FBBH has total assets of approximately $648.9 million and employs 117 people.

o Specialty Servicing and Finance Operations--Through its majority-owned subsidiary, Wilshire Credit Corporation ("WCC"), the Company conducts a full-service mortgage and consumer loan servicing business, specializing in the servicing of labor-intensive mortgage pools requiring expertise in loss mitigation and/or investor reporting. Through its wholly-owned subsidiary, Wilshire Funding Corporation ("WFC"), the Company conducts an investment and co-investment business with institutional investors where such investments (1) align the Company's interests with those of such institutional investors and (2) provide operating leverage for the portfolio of mortgages serviced by WCC. Together, WCC and WFC are referred to as "Specialty Servicing and Finance Operations". In its Specialty Servicing and Finance Operations, the Company employs 217 people and as of December 31, 2000, services approximately $2.6 billion principal balance of residential and commercial mortgage pools for approximately 800 individual and institutional investors and government agencies.


     The Bank, a federally chartered savings institution regulated by the Office of Thrift Supervision ("OTS"), is headquartered in Calabasas, California and conducts its branch banking activities in Beverly Hills, California. WFSG's administrative, investment and loan servicing headquarters are located at 1776 SW Madison, Portland, Oregon 97205, and its telephone number is (503) 223-5600. The Company had a total of 341 employees (including executive and administrative personnel at the parent company) as of December 31, 2000.


Restructuring of the Company

     On June 10, 1999, the Company completed its plan of reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. The restructuring was the Company's necessary response to significant adverse market factors arising in late 1998 and continuing into early 1999.

     For financial reporting purposes, the Company accounted for the Plan effective May 31, 1999. The periods prior to this date have been designated "Predecessor Company" and the periods subsequent to this date have been designated "Reorganized Company." As a result of the Plan, the Company believes that the results of operations of the Reorganized Company are not comparable to those of the Predecessor Company.

Business Strategy

     The Company employs distinct strategies in discrete markets in its Banking Operations and in its Specialty Servicing and Finance Operations.

     In its Banking Operations, the Bank seeks to (1) leverage its core competencies in community banking, small-balance commercial mortgage lending and merchant bankcard processing to grow its asset base and (2) further develop its deposit franchise in Southern California.

     As discussed more fully in a subsequent section (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations), the Bank's management has reduced substantially its interest rate-risk profile (through sales of fixed-rate mortgages and replacement of interest-rate sensitive deposits with Federal Home Loan Bank ("FHLB") borrowings) and established a California deposit franchise through its recent purchase of a Beverly Hills retail branch office.

     In implementing its strategic focus, the Bank is committed to growing its asset platform with high-quality earning assets while at the same time augmenting its earnings growth potential through its core competencies and achieving a growing deposit franchise. The Bank's management believes that opportunities to execute this strategy will continue due to the recent exodus of larger banking institutions from the community banking business in California and from what it believes to be growing opportunities to service small businesses and professionals in this marketplace in a more personalized relationship.

     In its Specialty Servicing and Finance Operations, the Company seeks to leverage its core competencies in special servicing, loss mitigation and client-customized investor reporting by expanding its contract servicing for institutional investors, and by investing its capital primarily in the purchase of servicing rights and/or servicing platforms for its own account and through co-investment with institutional investors. Management believes that market opportunities to grow its serviced mortgage assets and resulting servicing income exist and will continue to exist. The Company maintains an infrastructure which anticipates such growth and which it believes provides a scalable platform for high quality earnings growth in the form of recurring long-term servicing and investment income. Through WFC, the Company deploys its capital where such investments or co-investments with others serve to grow its serviced asset platform and provide anticipated superior risk-adjusted rates of return. The Company employs financial leverage only in instances where (1) the expected cash flows from the underlying earning assets generally match the contractual repayment terms of the related debt and (2) the employment of such leverage achieves the Company's objectives in growing its serviced asset base.

     Management believes that opportunities to grow its Specialty Servicing and Finance Operations emanate from the exodus of sub-prime mortgage originators and their related servicing operations; the Company's perception of a shortage of capacity among competing special servicers in the industry; and additional opportunities generated in an economic slowdown or recessionary environment in the future.

     The Company believes that its success in implementing this dual strategy in its Banking Operations and in its Specialty Servicing and Finance Operations depends primarily on its ability to (1) evaluate and manage credit risk, (2) efficiently service mortgage loan pools requiring special competence in loss mitigation and specialized client-driven investor reporting, (3) employ financial leverage such that cash flows from the underlying investments generally match the debt service requirements, and (4) manage effectively interest-rate risk.

BANKING OPERATIONS

     The Bank originates and acquires loans secured by properties located primarily in California; purchases government and agency securities and other securities (including mortgage-backed securities) rated AAA or better; and operates a Visa and Mastercard bankcard processing business. The Bank also offers specialty lending products to small businesses and professionals and operates a commercial mortgage banking subsidiary, George Elkins Mortgage Banking ("GEMB").

Origination and Acquisition of Mortgage Loans

     The Bank originates and acquires high-quality first-mortgage loans secured by residential, multi-family and commercial properties located primarily in California. In addition, through GEMB the Bank brokers nonresidential loans to various third-party investors.


     The following table sets forth the composition of the Bank's portfolio of loans by type of loan at the dates indicated.

                                                 Composition of FBBH Loans (1)

                                                                                    December 31,
                                                      --------------------------------------------------------------------------
                                                           2000           1999           1998           1997           1996
                                                           ----           ----           ----           ----           ----
                                                                               (Dollars in thousands)
Single-family residential........................        $225,091       $190,375       $277,765       $185,294       $325,301
Multi-family residential.........................         156,647         96,611         65,482         55,216         68,897
Commercial real estate...........................         178,205        163,419        126,735         64,695         57,552
Consumer and other...............................           9,889         12,575         23,094         15,921         23,714
                                                        ---------      ---------      ---------      ---------      ---------
     Loan Portfolio Principal Balance............         569,832        462,980        493,076        321,126        475,464
Premium (unaccreted discount) and deferred fees             2,658          4,018          5,932         (6,228)       (54,076)
Allowance for loan losses (1) ...................         (10,233)       (18,600)       (23,398)       (54,971)       (37,555)
                                                        ---------      ---------      ---------      ---------      ---------
     Total Loan Portfolio, net...................        $562,257       $448,398       $475,610       $259,927       $383,833
                                                        =========      =========      =========      =========      =========

(1) For discussion of the allowance for loan losses allocation for purchase discount, see "Asset Quality--Allowance for Loan Losses"

     The real properties which secure the Bank's mortgage loans are located throughout the United States. At December 31, 2000, the state with the greatest concentration of properties securing the loans was California, in which the Bank held $316.7 million principal amount of loans, or approximately 54% of the Bank's total portfolio.

      The following table sets forth certain information at December 31, 2000 regarding the dollar amount of loans based on their contractual terms to maturity and includes scheduled payments but not potential prepayments, as well as the dollar amount of those loans which have fixed or adjustable interest rates. Loan balances have not been adjusted for unamortized discounts or premiums, deferred loan fees and the allowance for loan losses.

                                                 Maturity of FBBH Loans


                                                                                  Maturing in
                                                      --------------------------------------------------------------------
                                                                                    After Five
                                                                     After One        Years
                                                        One Year    Year Through   Through Ten    After Ten
                                                        Or Less      Five Years       Years         Years         Total
                                                      ------------ --------------- ------------- ------------ ------------
                                                                            (Dollars in thousands)
Single-family residential........................            $317         $1,842         $3,042     $219,890     $225,091
Multi-family residential.........................           6,711         23,937         45,404       80,595      156,647
Commercial and other mortgage loans..............          17,592         55,635         79,786       25,192      178,205
Consumer and other loans.........................             251            683          4,273        4,682        9,889
Interest rate terms on amounts due:
    Fixed........................................          11,543         22,245        102,605      142,085      278,478
    Adjustable...................................          13,328         59,852         29,900      188,274      291,354


     Scheduled contractual principal repayments do not reflect the actual maturities of mortgage loans because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses. The average life of mortgage loans, particularly fixed-rate loans, tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are substantially lower than rates on existing mortgages.

Acquisition of Securities

     The Bank acquires government agency securities (or quasi-government agency securities) and high-grade mortgage-backed securities to earn positive net interest spread. The following table sets forth the Bank's holdings of mortgage-backed and other securities at the dates indicated:

                                    Government Agency and Mortgage-Backed Securities

                                                                                   December 31,
                                                                 ----------------------------------------------
                                                                     2000             1999             1998
                                                                     ----             ----             ----
                                                                              (Dollars in thousands)
Available for sale:
     Mortgage-backed securities..............................    $       421      $       802      $       770
     Agency mortgage-backed securities.......................         37,817           33,152           47,634
     Other asset-backed securities...........................          9,500                -                -
Held to maturity:
     U.S. Government and other securities....................              -            5,979            5,962
     Mortgage-backed securities..............................              -           10,196           13,581
                                                                 -----------      -----------      -----------
         Total investment securities.........................    $    47,738      $    50,129      $    67,947
                                                                 ===========      ===========      ===========

Merchant Bankcard Processing Operations

     The Bank is continuing to develop its merchant bankcard processing operations, which generate revenues through merchant discounts and processing fees for Visa and MasterCard transactions. The Bank has refocused its Bankcard business lines away from high-risk merchants toward more traditional merchants.

     The financial results of the Bank's merchant bankcard processing operations for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                                   December  31,
                                                    ----------------------------------------
                                                        2000           1999           1998
                                                        ----           ----           ----
                                                              (Dollars in thousands)
               Bankcard revenues, net of
                   processing expenses.........     $    4,345     $    5,920     $    4,908
               Provision for losses............            230          1,778              -
                                                    ----------     ----------     ----------
               Income before other expenses....          4,115          4,142          4,908
               Other expenses..................         (3,413)        (3,105)        (2,521)
                                                    ----------     ----------     ----------
               Net                                  $      702     $    1,037     $    2,387
                                                    ==========     ==========     ==========


Funding Sources

     The Bank's principal funding sources consist of (1) checking, savings and certificate of deposit accounts generated at its Beverly Hills retail branch ("Retail Deposits"); (2) certificates of deposit generated through the Bank's money desk ("Wholesale Deposits"); (3) certificates of deposit generated through independent brokers ("Brokered Deposits"); (4) borrowings from the Federal Home Loan Bank of San Francisco ("FHLB Advances"); and (5) repurchase agreements and other short-term borrowings with major investment banks.

     FBBH generally accumulates deposits through its Beverly Hills branch, local media advertising and by participating in deposit rate surveys which list the Bank among the higher rate-paying insured institutions in the nation. The Bank competes for deposits to a large extent on the basis of rates and, therefore, could experience difficulties in attracting deposits if it could not continue to offer deposit rates at levels above those of other banks and savings institutions.

     The following table sets forth information relating to the Bank's borrowings and other interest-bearing obligations at the dates indicated.


                   Borrowings and Interest-Bearing Obligations

                                                                                    December 31,
                                                                        ------------------------------------
                                                                           2000         1999         1998
                                                                        ----------   ----------   ----------
                                                                               (Dollars in thousands)
            Deposits..............................................      $  435,073   $  419,229   $  510,430
            FHLB Advances.........................................         132,000       80,000            -
            Repurchase agreements and other
              short-term borrowings..............................            4,272           50       12,466
                                                                        ----------   ----------   ----------
                 Total............................................      $  571,345   $  499,279   $  522,896
                                                                        ==========   ==========   ==========


      Deposits.  The following table sets forth information relating to the
                 Bank's deposits at the dates indicated.


                                                                                       December 31,
                                                                 --------------------------------------------------------
                                                                       2000                1999                1998
                                                                 ----------------    ----------------    ----------------
                                                                             Avg.                Avg.                Avg.
                                                                  Amount     Rate     Amount     Rate     Amount     Rate
                                                                                  (Dollars in thousands)
Non-interest bearing checking accounts........................   $  10,663   0.00%   $  11,321   0.00%   $  10,934   0.00%
NOW and money market checking accounts........................      18,743   5.68        4,383   4.46        2,060   2.45
Savings accounts..............................................         872   2.99          399   2.01          293   2.00
Certificates of deposit.......................................     404,795   6.46      403,126   5.49      497,143   5.70
                                                                 ---------   ----    ---------   ----    ---------   ----
     Total deposits...........................................   $ 435,073   6.02%   $ 419,229   5.33%   $ 510,430   5.56%
                                                                 =========   ====    =========   ====    =========   ====


     As a percentage of the Bank's total deposits at December 31, 2000, Wholesale Deposits account for 47%, Brokered Deposits account for 18% and Retail Deposits account for 35%. Generally, the Bank obtains Wholesale Deposits on terms more financially attractive to it than those obtainable through Brokered Deposits.

     The following table sets forth, by various interest rate categories, the Bank's certificates of deposit at December 31, 2000.

                   Interest Rates for Certificates of Deposit

                                                              December 31, 2000
                                                              -----------------
                                                                 (Dollars in
                                                                   thousands)
            3.50% or less..................................... $      1,300
            3.51-4.50%........................................       13,850
            4.51-5.50%........................................       22,834
            5.51-6.50%........................................      116,008
             6.51-7.50%.......................................      250,803
                                                               ------------
                 Total........................................ $    404,795
                                                               ============

     The following table sets forth the amount and maturities of the Bank's certificates of deposit at December 31, 2000.

                      Maturities of Certificates of Deposit

                                                                      Original Maturity in Months
                                                            -----------------------------------------------
                                                              12 or Less     Over 12 to 36       Over 36
                                                            -------------    -------------    -------------
                                                                        (Dollars in thousands)
            Balances Maturing in 3 Months or Less..........   $   108,748      $    12,731      $        80
                 Weighted Average Rate.....................          6.48%            5.48%            6.00%
            Balances Maturing in over 3 Months to 12
               Months......................................   $   199,228      $    55,070      $       293
                 Weighted Average Rate.....................          6.67%            5.96%            6.22%
            Balances Maturing in over 12 Months to 36
               Months......................................             -      $    24,856      $     1,329
                 Weighted Average Rate.....................             -             6.39%            6.02%
            Balances Maturing in over 36 Months............             -                -      $     2,460
                 Weighted Average Rate.....................             -                -             4.94%

      At December 31, 2000, the Bank had outstanding an aggregate of approximately $238.8 million of certificates of deposit in face amounts equal to or greater than $100,000 maturing as follows: approximately $77.5 million within three months, approximately $64.2 million over three months through six months, approximately $81.7 million over six months through 12 months, and approximately $15.4 million thereafter.

     FHLB Advances. The Bank obtains FHLB Advances based on the security of certain of its assets, provided FBBH has met certain standards related to its creditworthiness. FHLB Advances are available to member financial institutions such as FBBH for investment and lending activities and other general business purposes. FHLB Advances are made pursuant to several different credit programs (each of which has its own interest rate, which may be fixed or adjustable). The Federal Home Loan Bank of San Francisco has agreed to provide a credit facility to the Bank equal to 25% of total assets measured at each quarter-end and for terms of up to 10 years.

     The following table sets forth the Bank's FHLB advances at and for the years ended December 31, 2000, 1999, and 1998:

                                                                                          At or for the Year Ended
                                                                                                December 31,
                                                                                   --------------------------------------
                                                                                      2000          1999          1998
                                                                                   ----------    ----------    ----------
                                                                                           (Dollars in thousands)
FHLB Advances:
     Average amount outstanding during the period................................. $  111,615    $   33,115    $        -
     Maximum month-end balance outstanding during the period......................    132,000        87,500             -
     Weighted average rate:
          During the period.......................................................       6.53%         5.84%            -
          At end of period........................................................       6.58%         6.33%            -

     No short-term FHLB Advances were outstanding during the above periods. As of December 31, 2000, the Bank had $43.5 million of FHLB Advances maturing within two years, $36.0 million maturing within three years, $26.5 million maturing within four years, and $26.0 million maturing within five years.

     Repurchase Agreements and Other Short-Term Borrowings. The Bank is party to a $100 million Master Repurchase Agreement with Bear Stearns Mortgage Capital Corporation ("BSMCC"). This agreement enables the Bank to purchase pools of loans with immediate financing from BSMCC which can then be repaid as other funding sources are utilized. The Bank also obtains funding from repurchase borrowings on mortgage-backed securities with major investment brokerage houses. At December 31, 2000 the Bank had approximately $4.3 million in repurchase agreements and other short-term borrowings outstanding with a weighted average interest rate of 6.70%.


Asset Quality - Banking Operations

     The Bank is exposed to certain credit risks related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. The Bank closely monitors its pools of loans and foreclosed real estate for potential problems on a periodic basis.

     Non-Performing Loans. It is the Bank's policy to establish an allowance for uncollectible interest previously accrued on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

     Foreclosed Real Estate. The Bank carries its holdings of foreclosed real estate at the lower of cost or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Declines in values of foreclosed real estate subsequent to acquisition are charged to income and recognized as a valuation allowance. Subsequent increases in the valuation of real estate owned are reflected as a reduction in the valuation allowance, but not below zero, and credited to income. The following table sets forth the aggregate carrying value of the Bank's holdings of foreclosed real estate (by source of acquisition) at the dates indicated.

                    Bank Foreclosed Real Estate by Loan Type

                                                                                               December 31,
                                                                        ----------------------------------------------------------
                                                                           2000        1999        1998        1997        1996
                                                                        ----------  ----------  ----------  ----------  ----------
                                                                                          (Dollars in thousands)
            Loans:
                 Single-family residential.............................. $     648   $   1,073   $   9,997   $  52,235   $  18,047
                 Multi-family residential...............................        32         462         271       3,082         100
                 Commercial and other mortgage loans....................       110         929         917       1,227         324
                                                                        ----------  ----------  ----------  ----------  ----------
                      Total.............................................       790       2,464      11,185      56,544      18,471
            Valuation allowance for losses..............................       (11)       (198)     (1,715)     (5,070)         -
                                                                        ----------  ----------  ----------  ----------  ----------
                      Foreclosed real estate owned, net................. $     779   $   2,266   $   9,470   $  51,474   $  18,471
                                                                        ==========  ==========  ==========  ==========  ==========


     Allowance for Loan Losses. The Bank maintains an allowance for loan losses at a level believed adequate by management to absorb estimated losses inherent in the loan portfolios. The allowance is increased by provisions for loan losses charged against operations, recoveries of previously charged off loans, and allocations of discounts on purchased loans, and is decreased by loan charge-offs. Loans are charged off when they are deemed to be uncollectable, or in the case of automobile and other consumer loans, when payments are delinquent by more than 120 days.

     The Bank uses its internal asset review system to evaluate all loans individually and to classify loans as pass, special mention, substandard, doubtful or loss. These terms correspond to varying degrees of risk that the loans will not be collected in part or in full. The frequency at which a specific loan is subjected to internal asset review depends on the type and size of the loan and the presence or absence of other risk factors, such as delinquency and changes in collateral values. The allowance for loan losses includes specific valuation allowances established for impaired loans and for certain other classified loans, and general valuation allowances. Specific valuation allowances are based on the estimated fair value of the collateral for impaired or troubled collateral dependent loans, in most cases. General valuation allowances are based on management's periodic analysis of the composition of the loan portfolio, delinquencies, loan classifications, historical loss experience, peer group data, OTS guidelines, economic factors and other relevant information.

      When FBBH increases the allowance for loan losses related to loans, it records a corresponding increase to the provision for loan losses in the statement of operations. For loans acquired at prices that represent a significant discount from their unpaid principal balances ("Discounted Loans"), increases to the allowance for loan losses are recorded shortly after each acquisition of a pool by allocating a portion of the purchase discount deemed to be associated with measurable credit risk. The allocation is based on the analyses of specific and general valuation allowances discussed above. Amounts allocated to the allowance for loan losses from purchase discounts do not increase the provision for loan losses recorded in the statement of operations; rather they decrease the amounts of the purchase discounts that are accreted into the interest income over the lives of the loans. If, after the initial allocation of the purchase discount to the allowance for loan losses, management subsequently identifies the need for additional allowances against Discounted Loans, the additional allowances are established through charges to the provision for loan losses.

     In addition, the OTS, as part of its examination process, periodically reviews the Bank's allowances for losses and the carrying values of its assets. There can be no assurance that the OTS will not require additional reserves following future examinations.

     The following table sets forth information with respect to the Bank's allowance for loan losses by category of loan.

                   Allowance for Loan Losses by Loan Category

                                                                   December 31,
                                            ----------------------------------------------------------
                                               2000        1999        1998        1997        1996
                                            ----------  ----------  ----------  ----------  ----------
                                                                  (Dollars in thousands)
Allowance for loan losses:
     Real estate..........................  $    8,845  $   11,363  $   13,182  $   20,429  $   24,051
     Non-real estate......................         961       2,601       4,981       3,511       7,885
     Discounted loans.....................         427       4,636       5,235      31,031       5,619
                                            ----------  ----------  ----------  ----------  ----------
     Total allowance for loan losses......  $   10,233  $   18,600  $   23,398  $   54,971  $   37,555
                                            ==========  ==========  ==========  ==========  ==========

Percentage of loans in each category to total loans:
     Real estate..........................        98.1%       94.1%       91.5%       51.9%       40.0%
     Non-real estate......................         1.7         2.6         4.6         4.7         4.8
     Discounted loans.....................         0.2         3.3         3.9        43.4        55.2
                                            ----------  ----------  ----------  ----------  ----------
     Total................................       100.0%      100.0%      100.0%      100.0%      100.0%
                                            ==========  ==========  ==========  ==========  ==========


     The following table sets forth the activity in the allowance for loan losses during the periods indicated.

                                     Activity in the Allowance for Loan Losses

                                                                                Year Ended December 31,
                                                              ----------------------------------------------------------
                                                                 2000        1999        1998        1997        1996
                                                              ----------  ----------  ----------  ----------  ----------
                                                                                (Dollars in thousands)
            Balance, beginning of period....................  $   18,600  $   23,398  $   54,971  $   37,555  $   25,651
            Allocation of purchased loan discount:
                 at acquisition.............................           -           -           -      49,957      10,752
                 at disposition.............................      (1,150)     (1,538)    (18,259)    (33,197)          -
            Charge-offs.....................................      (1,794)     (2,468)     (8,927)          -     (17,219)
            Recoveries......................................         377         458         713       1,206       1,822
            (Recapture of) provision for loan losses........      (5,800)     (1,250)     (5,100)       (550)     16,549
                                                              ----------  ----------  ----------  ----------  ----------
                                                              $   10,233  $   18,600  $   23,398  $   54,971  $   37,555
                                                              ==========  ==========  ==========  ==========  ==========


     The table below sets forth the delinquency status of the Company's Non-Discounted Loans at the dates indicated.

                 Delinquency Experience for Non-Discounted Loans

                                                            December 31,
                                     ----------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                     ----------  ----------  ----------  ----------  ----------
                                                      (Dollars in thousands)
Balance of delinquent loans:
     31-60 days..................... $   13,487  $    2,845  $    2,148  $    8,063  $    7,613
     61-90 days.....................        920       1,162         931       2,297       7,204
     91 days or more (1) (2)........      4,452       3,816       6,940      28,574      54,524
                                     ----------  ----------  ----------  ----------  ----------
          Total loans delinquent.... $   18,859  $    7,823  $   10,019  $   38,934  $   69,341
                                     ==========  ==========  ==========  ==========  ==========

Delinquent loans as a percentage of total loan portfolio:
     31-60 days.....................        2.4%        0.6%        0.4%        4.4%        3.6%
     61-90 days.....................        0.1         0.3         0.2         1.3         3.4
     91 days or more (1) (2)........        0.8         0.8         1.5        15.7        25.6
                                     ----------  ----------  ----------  ----------  ----------
          Total.....................        3.3%        1.7%        2.1%       21.4%       32.6%
                                     ==========  ==========  ==========  ==========  ==========

(1) All loans delinquent over 90 days were on nonaccrual status.

(2) The Bank classifies loans as discounted or non-discounted on a pool basis. Each pool is designated as discounted or non-discounted based on whether the pool consists primarily of Discounted or Non-Discounted Loans at the time of acquisition. For example, a pool of Non-Discounted Loans may contain non-performing loans at the time of acquisition as long as the non-performing loans were not the primary component of the pool at the time.


SPECIALTY SERVICING AND FINANCE OPERATIONS


     The Company's Specialty Servicing and Finance Operations are conducted by WCC, a majority-owned subsidiary of the Company formed in June 1999, and by WFC. (The Company's servicing assets and operations in the United Kingdom and France were sold in the second quarter, 2000.) WCC provides loan portfolio management services, including billing, portfolio administration and collection services for pools of loans. WCC has developed specialized procedures and proprietary software designed to service performing, non-performing and sub-performing loans and foreclosed real estate. As part of its loan pool acquisition or servicing analysis, WCC develops a strategy for each pool of loans that is intended to maximize cash flow from that pool of loans. As discussed previously, the Company is the majority owner of WCC and, as such, shares in 50.01% of WCC's revenues and expenses. The remaining 49.99% interest in WCC's operations is reflected as "Minority interest in WCC" in the Company's consolidated statements of operations.


     The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                                                        December 31,
                                                        --------------------------------------------
                                                            2000            1999            1998
                                                        ------------    ------------    ------------
                                                                   (Dollars in thousands)
Single-family residential..........................     $  1,909,761    $  1,516,536    $  2,273,862
Multi-family residential ..........................          163,511         104,307          83,731
Commercial real estate.............................          223,539         221,605         166,638
Consumer and other (1).............................          265,598         271,515         361,609
                                                        ------------    ------------    ------------
     Total.........................................     $  2,562,409    $  2,113,963    $  2,885,840
                                                        ============    ============    ============

(1) Approximately $166 million in unpaid principal balance of fully-reserved consumer loans previously acquired by the Company were charged off in January, 2001.

     Prior to June 1999, the Specialty Servicing and Finance Operations acquired pools of performing and sub-performing residential, multi-family and commercial mortgage loans and, to a lesser degree, mortgage backed securities and servicing rights. Currently, and for the foreseeable future, the Company intends to focus primarily on contract servicing for third parties, the acquisition of servicing rights and, to a lesser degree, the acquisition of loan pools through co-investment arrangements with institutional investors.

     Loan pools acquired by the Company's Specialty Servicing and Finance Platform, at the time of acquisition, consist primarily of Discounted Loans. At December 31, 2000, WCC and WFC held approximately $10.2 million of Discounted Loans.

     The following table sets forth the composition of such Discounted Loans held by WCC and WFC by type of loan at the dates indicated.

                                         Composition of Discounted Loans

                                                                         December 31,
                                                      -------------------------------------------------
                                                         2000         1999         1998         1997
                                                      ----------   ----------   ----------   ----------
                                                                   (Dollars in thousands)
Single-family residential......................       $    8,684   $   17,879   $  258,121   $  628,992
Multi-family residential.......................              634        1,477        3,015       29,385
Commercial real estate.........................            3,464       14,990       31,768      109,808
Consumer and other (1) ........................          211,836      220,439      287,967      271,674
                                                      ----------   ----------   ----------   ----------
      Discounted Loans Principal Balance.......          224,618      254,785      580,871    1,039,859
Unaccreted discount and deferred fees..........           (1,385)      (4,624)      (6,569)    (308,046)
Allowance for loan losses (1) (2) (3)..........         (213,019)    (223,675)    (270,588)     (63,304)
                                                      ----------   ----------   ----------   ----------
    Total Discounted Loans, net (4) ...........       $   10,214   $   26,486   $  303,714   $  668,509
                                                      ==========   ==========   ==========   ==========


(1) Prior to 1999, the predecessor company to the Company purchased pools of non-performing loans at prices representing a significant discount from the loans' unpaid balances. The Company fully reserved for estimated losses on these Discounted Loans at the time of their acquisition. Currently, the Company is seeking to sell these loans, and continues to pursue collection on such loans when permitted by applicable collection statutes and where it is deemed cost-effective. Approximately $166 million in unpaid principal balance of fully-reserved Discounted Loans were charged off in January, 2001.

(2) For discussion of the allowance for loan losses allocation for purchase discount, see "Asset Quality--Allowance for Loan Losses."

(3) Included in the allowance for loan losses at December 31, 1998 is $30.4 million classified as market valuation losses and impairments in the audited financial statements. The balance represents other than temporary impairment recognized to reduce the carrying value of certain Non-Discounted Loans at December 31, 1998.

(4) The real properties that secure the Company's Discounted Loans are located throughout the United States. At December 31, 2000, the five states with the greatest concentration of properties securing our Discounted Loans were Florida, Texas, California, North Carolina, and South Carolina, in which the Bank held $40.1 million, $35.8 million, $17.0 million, $11.8 million and $10.5 million principal amount of loans, respectively.

     Funding sources for the Company's servicing rights and, to a lesser extent, loan pool acquisitions consist largely of recourse and non-recourse debt secured by the underlying earning assets. The anticipated cash flows from these assets generally match the contractual repayment terms of such debt.

     Prior to 1999, our Specialty Servicing and Finance Operations acquired mortgage-backed securities, consisting primarily of subordinate interests in private-label securities backed by loans that were originated and serviced by unaffiliated third parties. The Company also retained, or in certain cases acquired in the secondary market, subordinate and other classes of mortgage-backed securities backed by loans that were previously held in the portfolio of the Company or one of our affiliates and for which the Company is continuing to act as servicer. During 1999, the Company sold all subordinate mortgage-backed securities originated or serviced by unaffiliated third parties and currently holds only such securities where it acts as servicer of the underlying mortgage pools. We intend to purchase such securities in the future usually in instances where such purchases carry the rights to service the underlying loan pools backing such securities. The carrying value of such subordinated mortgage-backed securities at December 31, 2000, 1999 and 1998 totaled $6.4 million, $9.6 million and $66.6 million, respectively. The Company's total debt obligations secured by such mortgage-backed securities totaled $1.4 million at December 31, 2000. The Company repaid this debt in full on February 15, 2001.

Asset Quality - Specialty Servicing and Finance Operations

     Our Specialty Servicing and Finance Operations are exposed to certain credit risks related to the value of the collateral that secures our loans and the ability of borrowers to repay their loans. We monitor our pools of loans and foreclosed real estate for potential problems on a periodic basis.

     Non-Performing Loans. It is our policy to establish an allowance for uncollectible interest on previously accrued loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

     Foreclosed Real Estate. WCC and WFC carry their holdings of foreclosed real estate at the lower of cost or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Declines in values of foreclosed real estate subsequent to acquisition are charged to income and recognized as a valuation allowance. Subsequent increases in the valuation of real estate owned are reflected as a reduction in the valuation allowance, but not below zero, and credited to income. The following table sets forth the aggregate carrying value of our holdings of foreclosed real estate (by source of acquisition) at the dates indicated.

                 WCC and WFC Foreclosed Real Estate by Loan Type

                                                                                            December 31,
                                                                   --------------------------------------------------------------
                                                                      2000         1999         1998         1997         1996
                                                                   ----------   ----------   ----------   ----------   ----------
                                                                                       (Dollars in thousands)
            Loans (1):
                 Single-family residential.........................$      449   $    1,872   $   18,827   $   45,501   $        -
                 Multi-family residential..........................        53          199        2,610        2,270            -
                 Commercial and other mortgage loans...............       834        2,916        5,831        9,970            -
                                                                   ----------   ----------   ----------   ----------   ----------
                      Total........................................     1,336        4,987       27,268       57,741            -
            Foreclosed real estate purchased directly:
                           Single-family residential...............         -            -        4,173       40,706       59,729
                 Commercial and other mortgage loans...............         -          273        2,011            -            -
            Valuation allowance for losses.........................      (345)      (1,567)           -            -            -
                                                                   ----------   ----------   ----------   ----------   ----------
                      Foreclosed real estate owned, net............$      991   $    3,693   $   33,452   $   98,447   $   59,729
                                                                   ==========   ==========   ==========   ==========   ==========

(1) The decreases in foreclosed real estate in 1998 and 1999 were due to sale of the properties to third parties.

     Allowance for Loan Losses. We maintain an allowance for loan losses at a level believed adequate by management to absorb estimated incurred losses in the loan portfolios. The allowance is increased by provisions for loan losses charged against operations, recoveries of previously charged-off loans, and allocations of discounts on purchased loans, and is decreased by loan charge-offs. Loans are charged off when they are deemed to be uncollectable, or in the case of automobile and other consumer loans, when payments are delinquent by more than 120 days.

     When the Company acquires pools of Discounted Loans, it records an increase to the allowance for loan losses by allocating a portion of the purchase discount deemed to be associated with measurable credit risk. The allocation is based on the analyses of specific and general valuation allowances discussed above. Amounts allocated to the allowance for loan losses from purchase discounts do not increase the provision for loan losses recorded in the statement of operations; rather they decrease the amounts of the purchase discounts that are accreted into the interest income over the lives of the loans. If, after the initial allocation of the purchase discount to the allowance for loan losses, management subsequently identifies the need for additional allowances against Discounted Loans, the additional allowances are established through charges to the provision for loan losses.

ITEM 2. Properties

     The Company's corporate headquarters and loan servicing operations are located in Portland, Oregon, where the Company leases approximately 52,000 square feet of office space from Watumull Properties Corp. pursuant to lease agreements expiring December 31, 2001, June 30, 2002 and September 29, 2002. The Bank leases its branch office in Beverly Hills, California, office space for its wholesale lending unit in Woodland Hills, California, and office space for its administrative offices and merchant bankcard operations in Calabasas, California pursuant to leases expiring September 30, 2003, February 1, 2004, and August 31, 2004, respectively. In addition, GEMB has commercial brokerage offices in San Diego, Santa Barbara and Newport Beach and its administrative office in Los Angeles, California.

     The Company believes its facilities are suitable and adequate for its current business purposes and for the foreseeable future. With respect to the lease expiring December 31, 2001, the Company is currently negotiating with the property owner regarding the potential extension of the lease. In addition, the Company has engaged a real estate broker to explore alternative locations.


ITEM 3. Legal Proceedings

     Between 1994 and 1998 Capital Consultants, LLC ("CCL"), as investment advisor to and on behalf of various clients, made a number of loans to the privately-owned company then known as Wilshire Credit Corporation and now known as Capital Wilshire Holdings Inc. ("CWH"). As part of the Company's June 1999 restructuring, it purchased the assets of CWH. In exchange it gave CCL for the benefit of its clients a 49.99% non-voting ownership interest in WCC with certain rights to convert such interest to a portion of the Company's stock.

     On September 21, 2000 Thomas F. Lennon was appointed by the U.S. District Court of Oregon in Securities and Exchange Commission v. Capital Consultants, LLC, et al. as a receiver for CCL. Mr. Lennon currently is reviewing claims, if any, that he may have against parties that engaged in transactions with CCL.

     A number of CCL's clients (certain "Pension Funds") have filed lawsuits in the U.S. District Court for the District of Oregon primarily against CCL; its former executives, Jeffrey Grayson and Barclay Grayson; Andrew Wiederhorn and Lawrence Mendelsohn, two of the Company's former executives; and a number of corporations and pension trust trustees in the following cases on the dates indicated:

         Schultz v. Kirkland, et al, U.S. District Court Case No. CV 00-1377 KI
           (October 10, 2000)
         Miller v. Clinton, et al, U.S. District Court Case No. CV 00-1317 HA
           (September 26, 2000)
         Eidem and Malcolm v. Trustees, et al, U.S. District Court Case No. CV
           00-1446 HE (October 26, 2000)
         Hazzard, et al. v. Trustees, et al, U.S. District Court Case No. CV
           00-1338 HU (September 29, 2000)
         McPherson v. Trustees, et al, U.S. District Court Case No. CV 00-1445
           HA (October 26, 2000)
         Madole v. Capital Consultants, LLC, et al, U.S. District Court Case No.
           CV 00-1660 AS (December 1, 2000)
         Herman v. Capital Consultants, LLC, U.S. District Court Case No. CV
           00-1291 KI (September 21, 2000)
         Chilia, et al. v. Capital Consultants, LLC, U.S. District Court Case
           No. CV 00-1633-JE (November 29, 2000)


The plaintiffs allege that CCL made improper loans to WCC from 1994 through 1998, thereafter misled the CCL clients by failing to disclose significant losses on $160 million of loans to WCC, and used additional CCL client funds (approximately $71 million) to cover up such losses. The plaintiffs have included the Company, the Bank, and WCC as defendants.

     The Company believes that it has no liability with regard to any of such allegations and intends to contest the claims vigorously. Without limitation, as part of the June, 1999 reorganization of the Company, CCL, on behalf of the Pension Funds, provided the Company with a release of all claims that they might have had against the Company, pursuant to the Plan of Reorganization approved by the Delaware Bankruptcy Court. The plaintiffs contend that CCL did not have authority to provide this release and that the releases were fraudulently obtained. In addition, Messrs. Wiederhorn and Mendelsohn have requested that the Company indemnify them as former directors and officers of the Company for their costs and potential liability to the extent such amounts are not covered by insurance.

        The District Court of Oregon has appointed a mediator to supervise a limited procedure to permit all of the parties to discover the relevant documents held by each party and to interview relevant witnesses. The mediator then will conduct a mediation proceeding (currently scheduled for the second quarter, 2001) to determine if the numerous claims among the parties can be settled. The Company currently is participating in the limited discovery procedure.

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

                                    PART II.

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     The Company's common stock, par value $.01 per share (the "Common Stock") is traded over-the-counter under the symbol "WFSG.ob." The Common Stock was issued pursuant to the Company's June 1999 reorganization, and commenced trading on July 7, 1999. The approximate number of record holders of the Company's Common Stock at March 1, 2001 was 33.

     The following table sets forth the range of high and low sales for Common Stock for the periods indicated:

                                    Period                      High       Low
                                    ------                      -----     -----
                  Year ended December 31, 2000:
                       First Quarter.....................       $1.44     $0.81
                       Second Quarter....................       $1.88     $0.81
                       Third Quarter.....................       $1.69     $1.05
                       Fourth Quarter....................       $1.38     $1.03
                  Year ended December 31, 1999:
                        Third Quarter....................       $3.50     $1.20
                        Fourth Quarter...................       $1.81     $1.00


     The Company has not paid any cash dividends on its Common Stock. It is the current intention of the Company's Board of Directors to retain earnings to finance the growth of the Company's business rather than to pay dividends.

ITEM 6. Selected Financial Data and Operating Statistics

     The following tables present selected financial information for the Company at the dates and for the periods indicated. The historical income statement and balance sheet data for the five years presented have been derived from the audited consolidated financial statements of the Company. The 1999 income statement and operating data includes the five-month period ended May 31, 1999 prior to reorganization ("Predecessor Company") and the seven-month period ended December 31, 1999 following reorganization ("Reorganized Company").

     WFSG was incorporated in 1996 to be the holding company for Wilshire Acquisitions Corporation ("WAC"), which, in turn, was the holding company for FBBH and Girard Savings Bank. WFSG formed certain nonbank subsidiaries, including WFC, and completed an initial public offering of common stock and long-term notes payable in the fourth quarter of 1996. The consolidated financial statements for 1996 include the accounts of WAC and the Bank for periods prior to the formation of WFSG.

                                                                                    Year Ended December 31,
                                                               --------------------------------------------------------------
                                                                  2000         1999         1998         1997         1996
                                                               ----------   ----------   ----------   ----------   ----------
                                                                      (Dollars in thousands, except per-share amounts)
Income Statement Data:
Total interest income......................................... $   54,520   $   64,623   $  140,516   $  110,057   $   48,422
Total interest expense........................................     35,638       43,992      125,458       86,836       29,277
                                                               ----------   ----------   ----------   ----------   ----------
     Net interest income......................................     18,882       20,631       15,058       23,221       19,145
(Recapture of) provision for loan losses(1)...................     (4,027)       3,722       13,338        1,991       16,549
                                                               ----------   ----------   ----------   ----------   ----------
     Net interest  income after  (recapture  of) provision for
       estimated loan losses..................................     22,909       16,909        1,720       21,230        2,596
Other income (loss):
     Market valuation losses and impairments..................          -      (10,837)    (113,711)           -            -
     Write-down of mortgage servicing rights..................          -            -      (13,704)           -            -
     Gain on sale of loans....................................      1,244        1,494       19,240       39,049       11,538
     (Loss) gain on sale of securities........................       (438)         423        4,024        3,742            -
     Trading account gain, net................................          -            -        1,630        2,330        1,833
     Servicing revenue........................................     13,206       10,516        6,497        5,580            -
     Loan fees and charges....................................      2,593        4,492        4,210          825        1,747
     Real estate owned, net...................................       (308)       3,814        5,508        6,309          556
     Bankcard income, net.....................................      4,115        4,142        4,908        1,995        1,666
     Discontinuation of European operations...................          -       (2,365)           -            -            -
     Other income (loss), net.................................      4,954        4,823      (12,755)       1,473          602
                                                               ----------   ----------   ----------   ----------   ----------
          Total other income (loss)...........................     25,366       16,502      (94,153)      61,303       17,942
                                                               ----------   ----------   ----------   ----------   ----------
Other expenses:
     Compensation and employee benefits.......................     24,466       29,298       36,787       14,404        4,464
     Loan service fees and expenses...........................       (561)       9,365       39,277       28,126        5,176
     Professional services....................................      4,948        6,413        9,306        3,171          700
     Occupancy................................................      2,448        2,682        2,461        1,125          339
     FDIC insurance premiums..................................        892          812          896        1,049        2,381
     Corporate travel and development.........................        684        2,622        6,851        3,439          519
     Depreciation and amortization............................      3,520        2,551        3,995          495          164
     Other general and administrative expenses................      6,303        9,223       13,709        4,923        1,703
      Minority interest.......................................     (1,203)        (542)           -            -            -
                                                               ----------   ----------   ----------   ----------   ----------
          Total other expenses................................     41,497       62,424      113,282       56,732       15,446
                                                               ----------   ----------   ----------   ----------   ----------
Income (loss) before reorganization items,
   income tax provision (benefit) and extraordinary items.....      6,778      (29,013)    (205,715)      25,801        5,092
Reorganization items..........................................          -      (52,034)           -            -            -
                                                               ----------   ----------   ----------   ----------   ----------
Income (loss) before income tax provision (benefit) and
     extraordinary items......................................      6,778      (81,047)    (205,715)      25,801        5,092
Income tax provision (benefit)................................      3,596        1,312       (4,056)      10,637          125
                                                               ----------   ----------   ----------   ----------   ----------
Income (loss) before extraordinary items......................      3,182      (82,359)    (201,659)      15,164        4,967
Extraordinary items, net of tax..............................         239      225,606            -            -            -
                                                               ----------   ----------   ----------   ----------   ----------
Net income (loss)............................................. $    3,421   $  143,247   $ (201,659)  $   15,164   $    4,967
                                                               ==========   ==========   ==========   ==========   ==========
Basic income (loss) per share(2).............................. $     0.17          N/A   $   (18.93)  $     1.79   $     1.07




                                                                                          December 31,
                                                                --------------------------------------------------------------
                                                                   2000         1999         1998         1997         1996
                                                                ----------   ----------   ----------   ----------   ----------
                                                                                   (Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents...................................... $    9,516   $   54,168   $   23,468   $   66,115   $  152,298
Portfolio Assets:(3)
     Discounted Loans, net.....................................        808       22,518       51,989      463,355      219,630
     Non-Discounted Loans, net.................................    571,282      460,656      740,233      464,602      191,962
     Mortgage-backed and other securities......................     54,138       59,728      134,005      362,347       84,964
     Foreclosed real estate, net...............................      1,770       11,571       62,168      169,612       78,200
                                                                ----------   ----------   ----------   ----------   ----------
          Total portfolio assets...............................    627,998      554,473      988,395    1,459,916      574,756
Total assets...................................................    695,564      654,518    1,084,253    1,629,027      753,849
Deposits.......................................................    435,073      419,285      510,430      362,598      501,614
FHLB advances..................................................    132,000       80,000            -            -            -
Short-term debt................................................     10,757       31,927      420,816      966,500       97,624
Notes payable..................................................          -            -      184,245      184,245       75,000
Stockholders' equity (deficit) (4).............................     86,595       78,333      (92,795)      99,122       61,022


                                                                                    Year Ended December 31,
                                                                --------------------------------------------------------------
                                                                   2000         1999         1998         1997         1996
                                                                ----------   ----------   ----------   ----------   ----------

Financial Ratios and Other Data:
Return on average assets(5)....................................       0.50%       17.86%      (11.85)%       1.22%        0.95%
Return on average equity(6)....................................       4.16%    1,172.46%     (273.93)%      19.48%       13.68%
Average interest yield on total loans(7).......................       6.17%        5.97%        7.91%        9.68%        9.41%
Net interest spread(8)(9)......................................      (0.07)%       0.42%        0.17%        2.03%        3.07%
Net interest margin(9)(10).....................................       2.18%        2.04%        0.86%        2.03%        3.63%
Ratio of earnings to fixed charges(11):
     Including interest on deposits............................       1.19         0.34            -         1.30         1.17
     Excluding interest on deposits............................       1.70            -            -         1.42         2.19
Long-term debt to total capitalization(12).....................       0.60         0.52         2.01         0.65         0.55
Total financial liabilities to equity..........................       7.03         7.36          N/A        15.43        11.35
Average equity to average assets(13)...........................      11.96%        1.52%        4.33%        6.25%        6.90%
Non-performing loans to loans at end of period(14)(15).........       0.78%        2.95%        3.27%       12.83%       23.69%
Allowance for loan losses to total loans at end of period......       1.86%        5.74%        4.53%        5.98%       13.88%



                                                                                  Year Ended December 31,

                                                                   2000         1999         1998         1997         1996
                                                                ----------   ----------   ----------   ----------   ----------
Operating Data:                                                                   (Dollars in thousands)
Investments and originations:
     Discounted Loans and foreclosed real estate............... $      244   $      808   $  179,105   $  584,014   $  324,159
     Non-Discounted Loans......................................    160,544      167,045      907,328      673,234      254,517
     Mortgage originations.....................................     56,177       32,317      811,769       77,918        2,280
     Mortgage-backed and other securities......................     15,048          792      133,092      310,220       67,604
                                                                ----------   ----------   ----------   ----------   ----------
          Total................................................    232,013      200,962    2,031,294    1,645,386      648,560
Repayments   ..................................................   (109,319)    (163,666)    (327,785)    (196,646)     (66,160)
Loan sales and securitizations.................................    (28,362)    (354,634)  (1,535,501)    (486,109)    (301,411)
Net change in portfolio assets.................................     73,525     (433,922)    (471,521)     885,160      250,349

(1) In 2000, FBBH had recaptures of loan loss reserves of $5.8 million, which was partially offset by loan loss provisions in the Company's Specialty Servicing and Finance Operations. Approximately $4.8 million of the 1996 provision related to the loans inherited by the Company upon the acquisition of FBBH and Girard Savings Bank.

(2) Earnings per share amounts are based on weighted average number of shares outstanding of WFSG stock during the applicable periods. For 1999, earnings per share for the full year is not applicable, as the company had a different issuance of common stock for the five-month period ended May 31, 1999 (prior to the reorganization) than for the seven-month period ended December 31, 1999 (subsequent to the reorganization). See
       Item 14(a)--Financial Statements for earnings per share amounts for the Predecessor Company for the five months ended May 31, 1999 and for the Reorganized Company for the seven months ended December 31, 1999. For the period prior to the formation of WFSG, WAC shares outstanding were converted to their WFSG equivalent.

(3) During 1998 the Company sold to Wilshire Real Estate Investment Inc. ("WREI", now known as Fog Cutter Capital Group Inc.) (i) $44.1 million of loans, (ii) mortgage-backed securities for approximately $127.2 million, and (iii) international investments in the United Kingdom for approximately $3.3 million.

(4) Effective January 1, 1996, $11.0 million of Common Stock was issued in exchange for subordinated debt. Prior to the Company's initial public offering, an additional $17.8 million of common stock was issued for cash. In December 1996, the Company completed its initial public offering, which resulted in $20.9 million of new capital. Effective July 31, 1997, the Company issued to its former affiliates, Wilshire Credit Corporation and Affiliates (the "Wilshire Private Companies") 27,500 shares of PIK Preferred Stock having an aggregate liquidation value of $27.5 million in exchange for the cancellation of certain accounts payable to the Wilshire Private Companies aggregating approximately $27.1 million and cash in the amount of approximately $400,000, resulting in an increase in stockholders' equity of approximately $27.5 million. During 1998, the Company sold 3,500,000 shares of common stock for net proceeds of approximately $61.8 million. A portion of the proceeds was used to redeem the 27,500 outstanding shares of preferred stock.

(5) Excluding the extraordinary gain on extinguishment of debt and non-recurring costs incurred in connection with the reorganization, the Company's return on average assets for 1999 was (3.78)%.

(6) The results for 1999 reflect the Company's deficit balance in its equity for the first five months of 1999, which significantly reduced the average equity (denominator) for the year. For the seven-month period subsequent to the reorganization, the Company's annualized return on average equity was (27.85)%.

(7) The decrease in yield for 1999 was due to the large proportion of Discounted Loans in the Company's portfolio. The average balance of Discounted Loans represents the gross unpaid principal balance before adjusting for allowances for loan losses, but interest on such loans is recognized only when cash is received. As a result, these loans have an adverse effect on the overall loan yield.

(8) Net interest spread represents average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.

(9) The reductions in net interest margin and net interest spread in the years ended December 31, 1997 and 1998 primarily reflects the significant increase in the Company's holdings of Discounted Loans. The acquisition of a pool of Discounted Loans tends to reduce net interest margin and net interest spread, because the interest cost of the debt used to fund the acquisition is not offset by a corresponding increase in interest income. Relatively little cash flow from a pool of Discounted Loans is generally received during the six to nine months following the acquisition of a pool of Discounted Loans and the Company only recognizes interest and discount on Discounted Loans when those loans result in the receipt of cash. In addition, a significant portion of the income associated with Discounted Loans generally results from gains on sales of foreclosed real estate, which are not reflected in interest income. The reductions also reflected interest expense on the Company's $184.2 million in 13% Notes and 13% Series B Notes payable (the "Notes"), the proceeds of which were held for part of such periods in a lower-yielding liquid investment prior to their use by the Company to fund acquisitions. In March 1999, these Notes were canceled and subsequently converted into equity as part of the Company's restructuring.

(10) Net interest margin represents net interest income divided by total average interest-earning assets. The increase in interest margin in 1999 was primarily due to the cancellation of the Notes as part of the Company's restructuring. As a result, the Company's interest expense on the Notes decreased by approximately $21.3 million during 1999, significantly increasing net interest income as a percentage of interest-earning assets.

(11) The ratios of earnings to fixed charges were computed by dividing (x) income from continuing operations before income taxes, extraordinary gains and cumulative effect of a change in accounting principle plus fixed charges by (y) fixed charges. Fixed charges represent total interest expense, including and excluding interest on deposits, as applicable, as well as the interest component of rental expense. During 1999 and 1998, earnings were inadequate to cover fixed charges by $15.0 million and $80.3 million, respectively.

(12)   Total capitalization equals long-term debt plus equity.

(13) Average equity to average assets decreased substantially in 1999, as the Company had a deficit balance in its equity for the first five months of 1999, significantly reducing the average equity (numerator) for the year. For the seven-month period subsequent to the reorganization, the Company's average equity to average assets was 11.58%.

(14) Non-performing loans include all Non-Discounted Loans that have been placed on non-accrual status by the Company. Non-Discounted Loans are placed on non-accrual status when they became past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.

(15)   Discounted Loans are not included in non-performing loans.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Wilshire Financial Services Group Inc. and the notes thereto included elsewhere in this filing. References in this filing to "Wilshire Financial Services Group Inc.," "WFSG," the "Company," "we," "our," and "us" refer to Wilshire Financial Services Group Inc., our wholly-owned subsidiaries, and Wilshire Credit Corporation ("WCC"), our majority-owned subsidiary, unless the context indicates otherwise.

Interest Income

     A significant portion of our consolidated earnings arises from net interest income, which is the difference between the interest income received (plus accreted purchase discount) on our financial assets and the interest expense paid on our outstanding interest-bearing liabilities. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities, the degree of mismatch in the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities, the percentage of discounted loans included in the portfolio and the timing of receipt or accretion of purchase discount. In addition, net interest income reflects the full interest cost of funding the acquisition of discounted loans and foreclosed real estate but does not reflect any accretion of purchase discount on those assets until cash is collected (which generally occurs later in the life of a pool of discounted loans) and does not reflect any gain on sales of foreclosed real estate.
     The following table sets forth, for the periods indicated, information regarding the total amount of the Company's income from interest-earning assets and the resulting average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net interest margin. (The interest income and expense amounts in the table below are consolidated, but primarily represent the results of our Banking Operations. As discussed later in this section, the principal source of revenues for our Specialty Servicing and Finance Operations is loan servicing fees.) Information is based on monthly balances during the indicated periods. For 1999, the interest income and expense amounts represent the sum of those for the five months ended May 31, 1999 ("Predecessor Company") and for the seven months ended December 31, 1999 ("Reorganized Company").



                                                         Interest-Earning Assets and Interest-Bearing Liabilities

                                                                          Year Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                                     2000                           1999                           1998
                                       ------------------------------  ------------------------------  -----------------------------
                                        Average              Average    Average              Average    Average             Average
                                        Balance   Interest Yield/Rate   Balance   Interest Yield/Rate   Balance  Interest Yield/Rate
                                       --------- --------- ----------  --------- --------- ----------  --------- -------- ----------
                                                                            (Dollars in thousands)
Average Assets:
Mortgage-backed securities............ $  51,817 $   4,084       7.88% $  98,007 $  10,794     11.01%  $ 256,298 $ 25,676     10.02%
Loan portfolio net of unaccreted
  Discounts/unamortized premium(1)....   789,510    48,717       6.17    872,387    52,099      5.97   1,408,187  111,444      7.91
Investment securities and other.......    24,926     1,719       6.90     42,543     1,730      4.07      80,062    3,396      4.24
                                       --------- --------- ----------  --------- --------- ----------  --------- -------- ----------
Total interest-earning assets.....       866,253    54,520       6.29  1,012,937    64,623      6.38   1,744,547  140,516      8.05
Non-interest earning cash.............     4,445         -          -      8,487         -         -         217        -         -
Allowance for loan losses.............  (237,558)        -          -   (279,645)        -         -    (291,060)       -         -
Other assets..........................    55,115         -          -     70,488         -         -     247,599        -         -
                                       --------- --------- ----------  --------- --------- ----------  --------- -------- ----------
    Total assets...................... $ 688,255 $  54,520             $ 812,267 $  64,623            $1,701,303 $140,516
                                       ========= =========             ========= =========            ========== ========
Average  Liabilities  and  Stockholders'
Equity:
Interest-bearing deposits............. $ 424,418 $  26,014       6.13% $ 466,187 $  25,913      5.56% $  434,572 $ 25,566      5.88%
FHLB advances.........................   111,615     7,294       6.53     33,115     1,935      5.84           -        -
Short-term borrowings.................    21,323     1,935       9.07    161,209    11,000      6.82     972,376   74,374      7.65
Other borrowings......................     3,336       395      11.84     77,840     5,144      6.61     184,245   25,518     13.85
                                       --------- --------- ----------  --------- --------- ---------  ---------- -------- ----------
    Total interest-bearing liabilities   560,692    35,638       6.36    738,351    43,992      5.96   1,591,193  125,458      7.88
Non-interest bearing deposits.........    12,902         -          -     12,108         -         -       9,350        -         -
Other liabilities.....................    32,354         -          -     49,590         -         -      27,144        -         -
                                       --------- --------- ----------  --------- --------- ---------  ---------- -------- ----------
    Total liabilities.................   605,948    35,638               800,049    43,992             1,627,687  125,458
Stockholders' equity..................    82,307         -                12,218         -                73,616        -
                                       --------- --------- ----------  --------- --------- ---------  ---------- -------- ----------
    Total  liabilities and stockholders'$688,255 $  35,638             $ 812,267 $  43,992            $1,701,303 $125,458
                                       ========= =========             ========= =========            ========== ========
Net interest income...................             $18,882                       $  20,631                       $ 15,058
Net interest spread(2)(3).............                         (0.07)%                          0.42%                          0.17%
Net interest margin(3)................                          2.18%                           2.04%                          0.86%
Ratio of average interest-earning assets
to average interest-bearing liabilities   154.50%                         137.19%                         109.64%

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




                                                                          Changes in Net Interest Income


                                                                           Year Ended December 31,
                                        --------------------------------------------------------------------------------------------
                                              2000 v.  1999                   1999 v.   1998                          1998 v. 1997
                                        ----------------------------   ----------------------------   ----------------------------
                                        (Decrease) Increase  Due to    (Decrease) Increase  Due to    (Decrease) Increase  Due To
                                           Rate     Volume   Total        Rate     Volume   Total       Rate      Volume   Total
                                        --------- --------- --------   --------- --------- --------   --------- --------- --------
Interest-Earning Assets:
    Mortgage-backed securities.......   $ (2,525) $ (4,185) $(6,710)   $   2,853 $(17,735) $(14,882)  $ (1,053) $   5,944 $  4,891
    Loan portfolio...................      1,689    (5,071)  (3,382)     (23,267) (36,078)  (59,345)   (11,466)    37,820   26,354
    Investment securities and other..        892      (903)     (11         (135)  (1,531)   (1,666)    (1,867)     1,081     (786)
                                        --------- --------- --------   --------- --------- --------   --------- --------- --------
        Total interest-earning assets         56   (10,159) (10,103)     (20,549) (55,344)  (75,893)   (14,386)    44,845   30,459
Interest-Bearing Liabilities:
    Interest-bearing deposits........      2,534    (2,433)     101       (1,088)   1,435       347       (452)       331     (121)
    FHLB advances....................        255     5,104    5,359            -    1,935     1,935          -        (27)     (27)
    Short-term borrowings and other
      Interest-bearing obligations...      2,761   (11,826)  (9,065)      (7,258) (56,116)  (63,374)     1,198     29,494   30,692
    Long-term debt...................      2,308    (7,057)  (4,749)      (9,681) (10,693)  (20,374)         -      8,078    8,078
                                        --------- --------- --------   --------- --------- --------   --------- --------- --------
        Total interest-bearing
          liabilities................      7,858   (16,212)  (8,354)     (18,027) (63,439)  (81,466)       746     37,876   38,622
                                        --------- --------- --------   --------- --------- --------   --------- --------- --------
(Decrease) increase in net interest      $(7,802) $  6,053  $(1,749)   $  (2,522)$   8,095 $  5,573   $(15,132) $   6,969 $ (8,163)
                                        ========= ========= ========   ========= ========= ========   ========= ========= ========
income


                  Results of Operations - 2000 Compared to 1999

     In the following discussion, the amounts for the year ended December 31, 1999 represent the sum of the Predecessor Company's operations for the five months ended May 31, 1999 and the Reorganized Company's operations for the seven months ended December 31, 1999, as reported in the accompanying consolidated statements of operations.

OVERVIEW

     During the year 2000, the Company substantially completed all of its initiatives in addressing regulatory restrictions, winding down non-core operations, eliminating our exposure to short-term margin debt and reducing our corporate overhead. During this same period, the Company implemented its business strategy through the acquisition of a retail deposit franchise in Southern California and the addition of approximately $800 million in mortgages serviced for others. The year was highlighted by the following:

o Regulatory Restrictions - The rescission and termination by the OTS of all remaining cease and desist orders under which the Company had been operating since January, 1999, as well as the principal supervisory directives which had placed growth and operating restrictions on the Bank;

o Corporate Debt - The elimination of substantially all of the Company's short-term margin and repurchase debt (exclusive of repurchase debt secured by the Bank's government agency and high quality mortgage-backed securities) and the Company's long-term $5 million debtor-in-possession financing;

o Subordinated MBS - The continued reduction of the Company's holdings of subordinated mortgage-backed securities to approximately $6.4 million, representing residual interests in loan pools serviced by WCC. As more fully discussed below, the Company's business strategy generally does not include the purchase or holding of subordinated MBS in the future.

o Non-Core Operations - Sale of the Company's U.K. and French loan acquisition and servicing portfolio and operations;

o Corporate Overhead - Net of non-recurring items in the year 2000, a decrease in operating expenses of approximately $21 million from the year 1999;

o Retail Deposit Franchise - The acquisition of a branch deposit base in California through the Bank's purchase of an $80 million deposit branch in Beverly Hills;

o Servicing Platform - The acquisition and addition of servicing rights to approximately 37,500 loans having an aggregate principal balance of $800 million;

o Litigation Settlement - The settlement of litigation between the Company, its former real estate investment affiliate, its former CEO and its former President; and

o Ratings - New and expanded Standard & Poor's and Fitch IBCA ratings of the Company's servicing operations.

CONSOLIDATED RESULTS

     Our consolidated net income was approximately $3.4 million for the year ended December 31, 2000, compared with $143.2 million for the year ended December 31, 1999. However, the 1999 results included an extraordinary gain of $225.6 million on the extinguishment of debt, and costs of $52.0 million related to our reorganization. Our net income from recurring operations, before income tax, was $6.8 million for the year ended December 31, 2000, compared with a net loss of $29.0 million for the year ended December 31, 1999. This increase in net income for the current year was due primarily to a decrease in other expenses of $20.9 million, an increase in other income of $8.9 million, and a decrease in provision for loan losses of $7.7 million, partially offset by a decrease in net interest income of $1.7 million.

     These improvements in operating results reflect our efforts to reduce corporate overhead and manage credit and liquidity risk in our business segments. Following is a discussion of the operating results of the Company's two discrete businesses: our Banking Operations and our Specialty Servicing and Finance Operations.

FIRST BANK OF BEVERLY HILLS, F.S.B.

     The following table compares operating income for the Bank for the years ended December 31, 2000 and December 31, 1999 (dollars in thousands):


                             Year Ended December 31,

                                                                                   Increase
                                                       2000           1999        (Decrease)
                                                   ------------   ------------   ------------
                 Interest income.................. $     50,847   $     46,121   $      4,726
                 Interest expense.................       33,946         29,127          4,819
                                                   ------------   ------------   ------------
                 Net interest income..............       16,901         16,994            (93)
                 Recapture of loan losses.........       (5,800)        (1,250)        (4,550)
                                                   ------------   ------------   ------------
                 Net interest income after
                    recapture of loan losses......       22,701         18,244          4,457
                 Other income.....................        8,623          6,876          1,747
                 Other expense....................       23,022         18,695          4,327
                                                   ------------   ------------   ------------
                 Income before taxes..............        8,302          6,425          1,877
                 Income tax provision.............        3,570          2,963            607
                                                   ------------   ------------   ------------
                 Net income....................... $      4,732   $      3,462   $      1,270
                                                   ============   ============   ============


Net Interest Income
     The Bank's net interest income for the year ended December 31, 2000 was approximately $16.9 million, compared with approximately $17.0 million for the year ended December 31, 1999. Interest income increased by $4.7 million, primarily due to the Bank's purchase of approximately $155.3 million of mortgage loans during the year. This increase in interest income was offset by a $4.8 million increase in interest expense which resulted from an increase in borrowings, as the Bank utilized FHLB advances and short-term borrowings to fund its loan acquisitions.

Provision for Loan Losses
     Provision for loan losses for the year ended December 31, 2000 was a net recapture of $5.8 million, compared with net recoveries of $1.25 million for 1999. These reversals of reserves were a result of periodic analyses performed to determine the adequacy of loan loss reserve levels, which were deemed excessive due to the continued seasoning and improved loss performance of the Bank's loan portfolio.

Other Income
     The Bank's other income was $8.6 million for the year ended December 31, 2000, compared with $6.9 million for the year ended December 31, 1999. This increase was primarily due to smaller losses on sales of loans (loss of $0.2 million in the current year compared with a loss of $2.2 million in the prior year), and a $0.7 million increase in gains on sales of real estate, partially offset by a $1.7 million decrease in loan fees and charges. The financial results of the Bank's Bankcard division are discussed in further detail below.

Other Expenses
     The Bank's other expenses increased by approximately $4.3 million from the year ended December 31, 1999 to the year ended December 31, 2000. This increase was primarily due to a $1.5 million write-down of goodwill related to the Bank's mortgage banking operations. In addition, the Bank incurred approximately $0.7 million in professional services and other expenses incurred in connection with its relocation of its administrative headquarters, and approximately $1.3 million related to its June, 2000 branch acquisition.

Operating Segments

     For the years ended December 31, 2000 and 1999, the Bank's core businesses have consisted of three primary segments: lending and deposit banking services, mortgage loan origination and brokerage services ("George Elkins Mortgage Banking" or "GEMB"), and Bankcard processing. The operating results (before income taxes) of these businesses are summarized in the following table and discussed in further detail below:

                                                                       Year Ended
                                                                       December 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                                                 (Dollars in thousands)
                 Lending and deposit banking services........ $     10,522   $      5,070
                 George Elkins...............................       (2,922)           318
                 Bankcard income, net........................          702          1,037
                                                              ------------   ------------
                 Total Bank net income (pre-tax)............. $      8,302   $      6,425
                                                              ============   ============

Lending and Deposit Banking
     Net income in our commercial banking operations was approximately $10.5 million for the year ended December 31, 2000, compared with $5.1 million for the year ended December 31, 1999. This increase was primarily due to the net recapture of $5.8 million in loan loss reserves, as discussed previously, compared with recoveries of $1.25 million for 1999.

     The banking segment's operating results for the year ended December 31, 2000 were highlighted by the following events: (1) The Bank sold approximately $14.8 million principal balance of non-performing and sub-performing loans. This sale reflected the Bank's strategy of reducing its credit risk exposure through the sale of sub-standard assets. As a result of the sale, the Bank incurred a loss of approximately $0.2 million, but recaptured $1.7 million of loan loss reserves through a provision reversal. (2) The Bank purchased a branch in Beverly Hills, California. This branch, which contains approximately $81.5 million in retail deposits, is expected to lower the overall cost of funds and increase the Bank's retail deposit growth and fee revenue. (3) The Bank relocated its administrative headquarters to Calabasas, California, at a cost of approximately $0.7 million.

George Elkins
     The net loss from our mortgage loan origination and brokerage services was approximately $2.9 million for the year ended December 31, 2000, compared with net income of approximately $0.3 million for the year ended December 31, 1999. The decrease was primarily due to a $1.5 million write-down of goodwill during 2000. In addition, loan fee income decreased from $4.5 million for the year ended December 31, 1999 to $3.4 million for the ended December 31, 2000, as the volume of loans brokered declined from $467.5 million in 1999 to $323.2 million in 2000.


Bankcard Division
     Bankcard income, net of other related expenses, was $0.7 million for the year ended December 31, 2000, compared with $1.0 million for the year ended December 31, 1999. This decrease was primarily due to a $1.6 million decline in net bankcard revenues resulting from lower processing volumes, and a $0.3 million increase in other expenses, partially offset by decreases in processing expenses and provision for losses.

     The financial results of the Bank's merchant bankcard processing operations for the years ended December 31, 2000 and 1999 were as follows:

                                                                Year Ended
                                                                December 31,
                                                        ----------------------------
                                                            2000            1999
                                                        ------------    ------------
                                                           (Dollars in thousands)
             Bankcard revenues, net of processing
                 expenses.............................  $      4,345    $      5,920
             Provision for losses.....................           230           1,778
                                                        ------------    ------------
             Bankcard income, net.....................         4,115           4,142
             Other expenses...........................        (3,413)         (3,105)
                                                        ------------    ------------
             Income after other expenses..............  $        702    $      1,037
                                                        ============    ============


Changes in Financial Condition - First Bank of Beverly Hills

     Following are condensed statements of financial condition for FBBH as of December 31, 2000 and 1999:

                                                                                      December 31,      December 31,
                                                                                         2000              1999
                                                                                     --------------    --------------
                                                                                         (Dollars in thousands)
ASSETS:
Cash and cash equivalents.......................................................     $        7,907    $       48,393
Mortgage-backed securities available for sale, at fair value....................             47,738            33,954
Mortgage-backed securities held to maturity, at amortized cost..................                  -            10,196
Investment securities held to maturity, at amortized cost.......................                  -             5,979
Loans, net......................................................................            562,257           448,398
Real estate owned, net..........................................................                779             2,266
Other assets....................................................................             30,231            17,569
                                                                                     --------------    --------------
    Total assets................................................................     $      648,912    $      566,755
                                                                                     ==============    ==============

LIABILITIES:
Deposits  ......................................................................     $      435,073    $      419,229
FHLB advances...................................................................            132,000            80,000
Other liabilities...............................................................             19,861            10,231
                                                                                     --------------    --------------
    Total liabilities...........................................................            586,934           509,460

NET WORTH                                                                                    61,978            57,295
                                                                                     --------------    --------------
    Total liabilities and net worth.............................................     $      648,912    $      566,755
                                                                                     ==============    ==============


     Mortgage-Backed and Other Securities. The Bank's portfolio of mortgage-backed and other securities available for sale increased approximately $13.8 million during the year ended December 31, 2000. This increase was primarily due to the transfer of $21.9 million of mortgage-backed securities and other securities previously classified as held-to-maturity to available-for-sale, partially offset by principal repayments of $7.2 million, sales of $0.6 million, and an increase in unrealized holding losses of $0.1 million.

     The Bank's holdings of mortgage-backed and other securities held to maturity decreased approximately $10.2 million and $6.0 million, respectively, during the year ended December 31, 2000, primarily due to the transfer of such securities to the available-for-sale classification described above.

     Loans, net. The Bank's portfolio of loans, net of discounts and allowances, increased by approximately $113.9 million during the year ended December 31, 2000. This increase is primarily attributable to the acquisition and origination of performing commercial loans.

     Deposits. The Bank's deposits increased by approximately $15.8 million during the year ended December 31, 2000, primarily due to the purchase of a branch of Fidelity Federal Bank, which had approximately $81.5 million in retail deposits. This increase was largely offset by maturities of higher-rate certificates of deposit, as the Bank permitted the run-off of such deposits in an effort to reduce its overall cost of funds.

     FHLB Advances. The Bank's FHLB advances increased by $52.0 million during year ended December 31, 2000, as these borrowings were utilized to fund the Bank's new loan acquisitions. These advances have maturities ranging from three to five years, which assists in reducing the Bank's sensitivity to market interest-rate fluctuations and enables the Bank to more closely match the maturities of its investments and borrowings.

Liquidity and Capital Resources

     Liquidity is the measurement of the Bank's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and make payments for general business purposes. The Bank's sources of liquidity include retail and wholesale deposits, FHLB advances, whole loan and mortgage-backed securities sales, and net interest income. Liquidity in the Bank's operations is actively managed on a daily basis and periodically reviewed by the Bank's Board of Directors.

     At December 31, 2000, the Bank's cash balances totaled approximately $7.9 million, compared with $48.4 million at December 31, 1999. The decrease in cash during 2000 was primarily due to the Bank's acquisitions of new loans, as described above, partially offset by additional borrowings to finance the acquisitions.

     At December 31, 2000, the Bank had approximately $404.8 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending December 31, 2001 and thereafter amounted to approximately $376.2 million and approximately $28.6 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. The Bank's management is attempting to reduce exposure to changes in interest rates by increasing the amount of longer-term FHLB advance borrowings as a percentage of total borrowings, developing core deposits (which are less sensitive to interest rate changes), and purchasing and originating variable-rate loans. The retail branch acquisition should reduce the Bank's overall cost of funds, rebalance the mix of retail/wholesale deposits, and add new core relationships to further retail deposit growth.

     The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which at least 1% must consist of short-term liquid assets. The Bank has complied with these requirements.

SPECIALTY SERVICING AND FINANCE OPERATIONS

     WFSG conducts its Specialty Servicing and Finance Operations through WFC, our wholly-owned investment subsidiary, and through WCC, our majority-owned servicing subsidiary which was formed pursuant to our June 10, 1999 reorganization and commenced operations as a new company in June, 1999. As the majority owner of WCC, the Company shares in 50.01% of WCC's revenues and expenses. The remaining 49.99% interest in WCC's operations is reflected as "Minority interest in WCC" in the Company's consolidated statement of operations.

      Prior to our reorganization, the Company did not conduct loan servicing operations for its own account as part of its business operations (although a subsidiary of WFC acted as master servicer for certain of the Company's securitizations). Servicing of the Company's loans was conducted by a company then owned by WFSG's two senior executives and principal stockholders (referred to herein as the "Prior Servicer"). As a result, the activities of the Prior Servicer were not included in WFSG's consolidated financial statements prior to June 1999.

      The following table compares operating income (before taxes and extraordinary items) of our Specialty Servicing and Finance Operations for the years ended December 31, 2000 and 1999. The 1999 amounts represent the sum of the Predecessor Company's WFC operations for the five months ended May 31, 1999 and the Reorganized Company's Specialty Servicing and Finance Operations for the seven months ended December 31, 1999.

                                                      WCC and WFC for the Year Ended
                                                               December 31,
                                                  --------------------------------------
                                                           (Dollars in thousands)
                                                                               Increase
                                                     2000           1999      (Decrease)
                                                  ------------  ----------    ----------
                 Servicing revenue..............  $     14,236  $   12,867 *  $    1,369
                 Interest income................         4,364      15,995 *     (11,631)
                 Other income (loss) ...........         2,825      (1,928)*       4,753
                                                  ------------  ----------    ----------
                 Total revenues.................        21,425      26,934        (5,509)
                                                  ------------  ----------    ----------
                 Interest expense...............         1,276       7,191 *      (5,915)
                 Provision for loan losses......         1,669       5,060        (3,391)
                 Compensation expense...........        13,132      13,602 *        (470)
                 Other expenses.................         8,895      19,652 *     (10,757)
                                                  ------------  ----------    ----------
                 Total provisions and expenses..        24,972      45,505       (20,533)
                                                  ------------  ----------    ----------
                 Operating loss.................  $     (3,547) $  (18,571)   $   15,024
                                                  ============  ==========    ==========

                 * Amounts include WCC's servicing operations only for the seven-month period ended December 31, 1999.

Servicing Revenue
     Servicing revenue for the year ended December 31, 2000 was approximately $14.2 million, compared with approximately $12.9 million for the year ended December 31, 1999. Excluding $2.4 million in servicing fees earned by a subsidiary of WFC for the Company's securitizations, our Specialty Servicing and Finance Operations, through WCC, earned $10.5 million in servicing revenues in 1999. Thus, our revenue from loan servicing increased by approximately $3.7 million from 1999 to 2000. This increase reflects a full year's servicing activity of WCC, our majority-owned servicing subsidiary, in 2000, compared with only seven months of such activity in 1999. (WCC was formed in connection with the Company's reorganization and commenced operations in June 1999. Prior to the reorganization, the activities of our Prior Servicer were not included in the consolidated financial statements of WFSG.)

     The increase in servicing revenue described above was partially offset by the run-off of loans in the servicing portfolio during the year and, to a lesser extent, by sales of loans owned by the Company's subsidiaries which had been serviced by WCC (thereby reducing WCC's fees earned).

     The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.


                                                      December 31,       December 31,
                                                          2000               1999
                                                     --------------     --------------
                                                              (Dollars in thousands)
Single-family residential.......................     $    1,909,761     $    1,516,536
Multi-family residential........................            163,511            104,307
Commercial real estate..........................            223,539            221,605
Consumer and other (1).........................             265,598            271,515
                                                     --------------     --------------
    Total.......................................     $    2,562,409     $    2,113,963
                                                     ==============     ==============


     (1) Approximately $166 million in unpaid principal balance of fully-reserved consumer loans were charged off in January, 2001.

     During the fourth quarter of 2000, our Specialty Servicing and Finance Operations completed the transfer of servicing rights in two significant acquisitions: (1) we acquired, from subsidiaries of Transamerica Finance Corporation and from DLJ Mortgage Capital, the servicing rights and related servicer advance receivables for approximately 10,500 residential mortgage loans totaling approximately $370 million in aggregate unpaid principal balances, and
(2) we contracted with Wells Fargo as Master Servicer, and MBIA as certificate insurer, to service approximately 27,000 residential mortgage loans totaling approximately $424 million in aggregate unpaid principal balances.

Interest Income and Interest Expense
     Interest income was approximately $4.4 million for the year ended December 31, 2000, compared with approximately $16.0 million for the year ended December 31, 1999, a decrease of $11.6 million. Interest expense was approximately $1.3 million for the year ended December 31, 2000, compared with approximately $7.2 million for the year ended December 31, 1999, a decrease of $5.9 million. These decreases were primarily due to the sale of certain loans and other interest-earning assets throughout 1999 and 2000 to provide liquidity and pay down the related debt facilities.

Other Income (Loss)
     The components of other income (loss) in our Specialty Servicing and Finance operations are reflected in the following table:

                                                                        Year Ended
                                                                        December 31,
                                                              -----------------------------
                                                                  2000             1999
                                                              ------------     ------------
                                                                  (Dollars in thousands)
             Other income (loss):
             Real estate owned, net........................   $       (847)    $      1,128
             Gain on sale of loans.........................          1,484            3,687
             (Loss) gain on sale of securities.............           (495)             665
             Market valuation losses and impairments.......              -           (8,068)
             Other, net....................................          2,683              660
                                                              ------------     ------------
                 Total other income (loss).................   $      2,825     $     (1,928)
                                                              ============     ============

     The increase in other income during the year ended December 31, 2000 was primarily due to the absence of market valuation losses and impairments in the current year. (We incurred $8.1 million of such losses in our Specialty Servicing and Finance Operations during 1999, as we wrote down the carrying value of our portfolio of mortgage-backed securities and certain other assets.) This increase in other income was partially offset by decreases in income from real estate operations and a decrease in gains on sales of loans, due to reduced sales activity in 2000 as compared to 1999. In addition, we incurred losses on sales of securities in 2000, compared with gains on such sales in 1999.

Compensation Expense
     Compensation and employee benefits in our Specialty Servicing and Finance Operations were approximately $13.1 million for the year ended December 31, 2000, compared with approximately $13.6 million for the year ended December 31, 1999, a decrease of $0.5 million. This decrease was primarily due to reductions in our workforce during 1999, resulting in savings in the year 2000 of approximately $4.8 million. However, these expense reductions were partially offset by the inclusion of a full year's compensation expense for WCC in 2000, compared with only seven months of compensation in 1999. Prior to June 1999, such expenses were incurred by CWH, and thus were not included in WFSG's consolidated statements of operations. As a result, only $7.2 million of compensation expense for WCC is included in the 1999 statement of operations, compared with $11.6 million for 2000.

Other Expenses
     Other expenses were approximately $8.9 million for the year ended December 31, 2000, compared with approximately $19.7 million for the year ended December 31, 1999, a decrease of $10.8 million. This decrease was primarily due to a $9.8 million decline in loan service fees and expenses paid by WFC to the Prior Servicer from January 1 to May 31, 1999. Any expenses incurred by WFC for the servicing of its loan portfolio are now eliminated in consolidation.

     In addition to the aforementioned decrease in loan service fees, our other miscellaneous general and administrative expenses declined slightly from 1999 to 2000, reflecting our efforts to reduce general corporate overhead.

Changes in Financial Condition - Specialty Servicing and Finance Operations

     Following are condensed statements of financial condition for our Specialty Servicing and Finance Operations as of December 31, 2000 and 1999:

                                                                                      December 31,      December 31,
                                                                                         2000              1999
                                                                                    --------------    --------------
                                                                                         (Dollars in thousands)
ASSETS:
Cash and cash equivalents.......................................................    $        1,143    $        3,467
Mortgage-backed securities available for sale, at fair value....................             6,400             9,560
Loans and discounted loans held for sale, net, at lower of cost or market.......            10,214            26,486
Real estate owned, net..........................................................               991             3,420
Servicer advance receivables, net...............................................            21,261            25,074
Mortgage servicing rights, net..................................................             4,544               507
Other assets....................................................................            10,312             8,428
                                                                                    --------------    --------------
    Total assets................................................................    $       54,865    $       76,942
                                                                                    ==============    ==============

LIABILITIES:
Short-term borrowings...........................................................    $        6,485    $       26,193
Other liabilities...............................................................             9,623             9,686
                                                                                    --------------    --------------
     Total liabilities..........................................................            16,108            35,879

NET WORTH.......................................................................            38,757            41,063
                                                                                    --------------    --------------
    Total liabilities and net worth.............................................    $       54,865    $       76,942
                                                                                    ==============    ==============


     Mortgage-Backed Securities Available for Sale. WFC's portfolio of mortgage-backed securities available for sale decreased by approximately $3.2 million during the year ended December 31, 2000, primarily due to sales of approximately $4.3 million in carrying value of securities and principal repayments of $0.2 million, partially offset by unrealized holding gains of $1.3 million. The sales reflect our efforts to reduce our balance sheet exposure to fluctuations in the market values of mortgage-backed securities. As a result, we currently hold only those securities which are backed by loans in WCC's servicing portfolio, as such investments provide operating leverage to our core business.

     Loans and Discounted Loans Held for Sale, Net, at Lower of Cost or Market. In our Specialty Servicing and Finance Operations, loans and discounted loans held for sale, net, at lower of cost or market decreased by approximately $16.3 million during the year ended December 31, 2000. This decrease was primarily due to the sale of loans to reduce outstanding borrowings, to a lesser extent bulk sales of loans considered opportunistic by management, and loan resolutions that occur in the ordinary course of business.

     Real Estate Owned, net. Real estate owned, net decreased by approximately $2.4 million during the year ended December 31, 2000. The decrease was primarily due to sales of properties for proceeds of approximately $3.0 million, partially offset by acquisitions of real estate through foreclosure or deed-in-lieu thereof from our portfolio of discounted loans.

     Servicer Advance Receivables, net. Servicer advance receivables, net decreased by approximately $3.8 million during the year ended December 31, 2000. This decrease was primarily due to recoveries by WCC of scheduled principal and interest advances on loans previously made, partially offset by new advances made during the period.

     Mortgage servicing rights, net. Mortgage servicing rights, net increased by approximately $4.0 million during the year ended December 31, 2000. The increase was due to purchases of $4.4 million of servicing rights associated with new servicing portfolio acquisitions during the year, partially offset by amortization of $0.4 million of such rights.

     Short-Term Borrowings. Short-term borrowings in our Specialty Servicing and Finance Operations decreased by approximately $19.7 million during the year ended December 31, 2000. This decrease was primarily due to repayments of debt facilities with the proceeds from the asset sales described above.

Liquidity and Capital Resources

     Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and make payments for general business purposes. Our sources of cash flow for our Specialty Servicing and Finance Operations include servicing revenue, whole loan and mortgage-backed securities sales, net interest income, lines of credit from commercial banks (including an $8 million credit facility with a major commercial bank that was obtained in May, 2000) and borrowings from institutional investors and other lenders. Liquidity in our Specialty Servicing and Finance operations is actively managed on a daily basis and is periodically reviewed by our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company.

     At December 31, 2000, liquidity in our Specialty Servicing and Finance Operations (including cash and unused borrowings under our $8 million credit facility) totaled approximately $5.6 million, compared with approximately $3.5 million at December 31, 1999. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet our needs. We continue to aggressively seek new capital partners and financing. There can be no assurance, however, that we will be able to obtain new capital or will have sufficient cash flows. In addition, as part of our business strategy to use bank and institutional co-investment financing, we intend to use our available capital in a manner which will not make us dependent on securitizations as a source of liquidity. As a result, we likely will not securitize loans as a source of liquidity.

     During 1999, we sold all subordinated mortgage-backed securities backed by loan pools originated or serviced by unaffiliated third parties. Currently, we hold subordinated mortgage-backed securities only where we act as servicer of the loan pools backing these securities. At December 31, 2000 we held $6.4 million of such mortgage-backed securities, which in turn were financed by a short-term repurchase agreement with a remaining unpaid principal balance of $1.3 million. Also at December 31, 2000, we held loans and real estate with a carrying value of $11.2 million which were subject to short-term margin indebtedness of $1.6 million. On February 15, 2001 we repaid in full all of such repurchase and margin debt.

     Adequate credit facilities and other sources of funding are essential to the continuation of the Company's ability to purchase servicing assets and pools of loans. The Company's growth strategy is dependent in part on its ability to find credit facilities and equity partners for purchases of servicing assets and, to a lesser extent, loan pools. Such growth will depend largely on the Company's ability to find and use capital partners for growth of our Specialty Servicing and Finance Operations. Otherwise, such growth could be significantly curtailed or delayed.

HOLDING COMPANY AND MISCELLANEOUS OPERATIONS

     Our Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to our Banking Operations or Specialty Servicing and Finance Operations, and also includes eliminations of intercompany accounts and transactions.

                  Results of Operations--1999 Compared to 1998

     In the following discussion, the amounts for the year ended December 31, 1999 represent the sum of the Predecessor Company's operations for the five months ended May 31, 1999 and the Reorganized Company's operations for the seven months ended December 31, 1999, as reported in the accompanying consolidated statements of operations. In addition, the following discussion is expressed in terms of WFSG's consolidated results of operations, and is not segmented between the Company's discrete lines of business.

Net Income (Loss)

     Our net income for the year ended December 31, 1999 was approximately $143.2 million, which included an extraordinary gain on the extinguishment of debt of $225.6 million. Excluding the extraordinary gain, our net loss for the year ended December 31, 1999 was approximately $82.4 million, compared with a net loss of approximately $201.7 million for the year ended December 31, 1998. The smaller operating loss for the 1999 period is primarily attributable to an increase in other income of $110.7 million, a decrease in other expenses of $50.9 million, a decrease in provision for estimated losses on loans of $9.6 million, and an increase in net interest income of $5.6 million, partially offset by $52.0 million of costs related to our restructuring.

Net Interest Income

     Our net interest income was approximately $20.6 million for the year ended December 31, 1999, compared with approximately $15.1 million for the year ended December 31, 1998. This increase was due to a decline in interest expense of $81.5 million, partially offset by a decline in interest income of $75.9 million, reflecting our reduction in the levels of loans and other interest-earning assets and paydown of the related short-term borrowing facilities and the reduction of interest expense on the Notes, as discussed further below.

     Interest Income. Our interest income was approximately $64.6 million for the year ended December 31, 1999, compared with approximately $140.5 million for the year ended December 31, 1998, a decrease of $75.9 million. Average interest-earning assets decreased from $1.7 billion for the year ended December 31, 1998 to $1.0 billion for the year ended December 31, 1999, resulting from the sale of certain loans and other assets to provide liquidity and repay certain short-term borrowing facilities.

     Interest Expense. Our interest expense was approximately $44.0 million for the year ended December 31, 1999, compared with approximately $125.5 million for the year ended December 31, 1998, a decrease of $81.5 million. Average interest-bearing liabilities decreased from $1.6 billion for the year ended December 31, 1998 to $738 million for the year ended December 31, 1999, resulting primarily from the repayments of short-term borrowing facilities with proceeds from the asset sales described above. In addition, during the year ended December 31, 1999, we recognized interest on our 13% Notes and 13% Series B Notes payable (the "Notes") only through March 3, 1999, the date on which we filed our voluntary Chapter 11 petition. As a result, the amount of interest expense recognized on the Notes for the year ended December 31, 1999 was approximately $4.2 million, compared with approximately $25.5 million for the year ended December 31, 1998. Upon the completion of our restructuring, the Notes were cancelled and converted to equity of WFSG.

Provisions for Losses on Loans

     Provision for losses on loans for the year ended December 31, 1999 was approximately $3.7 million, compared with approximately $13.3 million for the year ended December 31, 1998. The decrease results primarily from a reduction in provisions taken on Discounted Loans in our non-banking operations. In addition, we reversed $1.25 million of provisions previously taken at the Bank, as reserves were deemed to be excessive based on current analysis, resulting from improved credit quality due to continued seasoning and performance of the portfolio. The higher provision for 1998 was due to the requirement for higher loan loss reserves resulting from the effects of increasing spreads and reduced market values.

Other Income (Loss)

     Our other income increased to approximately $16.5 million for the year ended December 31, 1999, compared with a loss of approximately $94.2 million for the year ended December 31, 1998. The components of our other income (loss) are reflected in the following table:







                                                                              Year Ended
                                                                             December 31,
                                                                        -----------------------
                                                                           1999         1998
                                                                        ----------   ----------
                                                                        (Dollars in thousands)
Other income (loss):
      Market valuation losses and impairments........................   $  (10,837)  $ (113,711)
      Write-down of mortgage servicing rights........................            -      (13,704)
      Gain on sale of loans..........................................        1,494       19,240
      Gain on sale of securities.....................................          423        4,024
      Trading account gain, net......................................            -        1,630
      Servicing revenue..............................................       10,516        6,497
      Loan fees and charges..........................................        4,492        4,210
      Real estate owned, net.........................................        3,814        5,508
      Bankcard income, net...........................................        4,142        4,908
      Discontinuation of European Operations.........................       (2,365)           -
      Other income (loss), net.......................................        4,823      (12,755)
                                                                        ----------   ----------
         Total other income (loss)...................................   $   16,502   $  (94,153)
                                                                        ==========   ==========


     The net increase in other income was primarily attributable to a $102.9 million decline in market valuation losses and impairments and the absence of write-downs of mortgage servicing rights in 1999, compared with such write-downs of $13.7 million for 1998. In addition, the increase resulted from a $17.6 million increase in other, net and a $4.0 million increase in servicing revenue, partially offset by a $17.7 million decrease in gain on sale of loans and a $3.6 million decrease in gain on sale of securities. The components of other income are further described below.

     Market Valuation Losses and Impairments. Total market valuation losses and impairments recorded in net loss for the year ended December 31, 1999 was approximately $10.8 million. Of this amount, $5.1 million related to sales of mortgage-backed securities, $1.5 million related to other than temporary impairment of mortgage-backed securities remaining in the portfolio, $0.4 million related to real estate owned which was sold subsequent to year-end, $1.6 million related to our investment in WREI which was sold in December 1999, $0.9 million related to sales of other assets, and $1.3 million related to equipment and other assets remaining at December 31, 1999. The decline in the value of our mortgage-backed securities and other assets was considered other than temporary.

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

     Servicing Revenue. Servicing revenue for the year ended December 31, 1999 was $10.5 million, compared with $6.5 million for the year ended December 31, 1998, an increase of $4.0 million. The increase reflects the servicing activity of WCC, which commenced operations in June 1999 following our reorganization.

     Loan Fees and Charges. Loan fees and charges increased from approximately $4.2 million for the year ended December 31, 1998 to approximately $4.5 million for the year ended December 31, 1999. The increase primarily reflects loan origination activity by the Bank.

     Real Estate Owned, net. Real estate owned, net, decreased approximately $1.7 million from the year ended December 31, 1998 to the year ended December 31, 1999, primarily due to a decrease in gains on the sale of properties acquired through foreclosure or deed-in-lieu thereof, reflecting our decision to focus more on non-discounted loans.

     Bankcard Income, net. Bankcard income, net, was approximately $4.1 million for the year ended December 31, 1999, compared with $4.9 million for the year ended December 31, 1998. This decrease is primarily a result of providing for $1.8 million in loss reserves during 1999, with no such provisions in 1998. During the year ended December 31, 1999, net bankcard processing revenue was $5.9 million, of which $2.9 million was attributable to internet commerce and $0.8 million was attributable to audio text transactions. The remainder of approximately $2.2 million was primarily attributable to mail order transaction processing.

     The financial results of the Bank's bankcard processing operations for the years ended December 31, 1999 and 1998 were as follows:

                                                                                           Year Ended
                                                                                           December 31,
                                                                                   ----------------------------
                                                                                       1999            1998
                                                                                   ------------    ------------
                                                                                      (Dollars in thousands)
Bankcard revenues, net of processing expenses..........................            $      5,920    $      4,908
Provision for losses...................................................                   1,778               -
                                                                                   ------------    ------------
Income before other expenses...........................................                   4,142           4,908
Other expenses.........................................................                  (3,105)         (2,521)
                                                                                   ------------    ------------
Net....................................................................            $      1,037    $      2,387
                                                                                   ============    ============


     Discontinuation of European Operations. In 1999, management decided to discontinue our European loan acquisition and servicing operations, and entered into negotiations to dispose of our European assets and liabilities. We segregated, for financial statement reporting purposes, all costs expected to be incurred in connection with such disposal. These costs included approximately $0.9 million of compensation and benefits, $0.7 million of loan loss provisions, and $0.8 million of various other costs. After write downs, total assets of the European operations were $14.7 million at December 31, 1999, and were sold in the first half of 2000 at their approximate net carrying values.

     Other, net. Other, net, increased by approximately $17.6 million from the year ended December 31, 1998 to the year December 31, 1999. The increase was primarily attributable to a loss of $12.4 million in 1998 related to a write-off of costs capitalized in connection with proposed acquisition activities (with no such write-off in 1999) and a $5.0 million increase in the income from our investment in WREI (income of $0.2 million for 1999 compared with a loss of $4.8 million for 1998), partially offset by a $0.6 million decrease in management fee income from WREI. In December 1999 we sold our investment in WREI stock.

Other Expenses

     Our other expenses totaled approximately $62.4 million for the year ended December 31, 1999, compared with approximately $113.3 million for the year ended December 31, 1998, a decrease of $50.9 million. This decrease was primarily due to decreases in loan service fees and expenses of $29.9 million, compensation and employee benefits of $7.5 million, other general and administrative expenses of $4.5 million, corporate travel and development of $4.2 million, and professional services of $2.9 million.

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

     Professional Services. Professional services decreased from approximately $9.3 million for the year ended December 31, 1998 to approximately $6.4 million for the year ended December 31, 1999. The decrease was primarily due to higher legal, accounting and consulting fees incurred in 1998 in connection with our plan of reorganization. In addition, approximately $0.6 million of professional service expenses for 1999 were reclassified and are reflected as Reorganization Items in the consolidated statement of operations for the five months ended May 31, 1999.

Reorganization Items

     During the year ended December 31, 1999, we incurred approximately $52.0 million of expenses related to the WFSG restructuring. These expenses primarily consisted of net write-downs of the reported amounts of assets and liabilities of approximately $37.6 million, the write-off of unamortized debt issuance costs of $11.3 million, professional services of $0.6 million and costs related to the restructuring of our European operations of $2.5 million. There were no such reorganization items for the year ended December 31, 1998. The $52.0 million of reorganization expenses, as well as $4.2 million of interest expense recognized during the period related to the Notes, will be non-recurring due to WFSG's reorganization. We recognized interest expense on the Notes only through March 3, 1999, the date WFSG filed its petition under Chapter 11 of the Bankruptcy Code.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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




Asset and Liability Management

     Asset and liability management analyzes the timing and magnitude of the repricing of assets and liabilities. It is our objective to attempt to control risks associated with interest rate movements. In general, management's strategy is to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by the asset and liability committees for the Company and the Bank (the "Asset and Liability Committees") which meet to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses (including those attributable to hedging transactions), purchase activity, and maturities of investments and borrowings. FBBH's Asset and Liability Committee coordinates with the Bank's Board of Directors with respect to overall asset and liability composition.

     The Asset and Liability Committees are authorized to utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swap agreements are utilized to reduce our exposure caused by the narrowing of the interest spread between fixed rate loans held for investment and associated liabilities funding those loans caused by changes in market interest rates. The Bank had approximately $20.9 million notional principal amount in an interest rate swap agreement outstanding at December 31, 2000, which was designated as a hedge of certain fixed rate loans in order to convert variable rate liabilities to fixed rate. This swap had the effect of increasing our net interest income by approximately $0.1 million during the year ended December 31, 2000.

     At times, we have also hedged the interest rate exposure of fixed-rate or lagging-index loans or securities that are either held or available for sale. The Company creates a hedge which matches the principal amortization of such assets against the maturity of our liabilities generally by entering into short sales or forward sales of U.S. Treasury securities, Government securities, interest rate futures contracts or interest rate swap agreements. This results in market gains or losses on hedging instruments, in response to interest rate increases or decreases, respectively, which approximate the amount of corresponding market losses or gains, respectively, on assets being hedged. We evaluate the interest rate sensitivity of each pool of loans or securities in conjunction with the current interest rate environment and decide whether to hedge the interest rate exposure of a particular pool. We generally do not hedge the interest rate risk associated with holding non-lagging index adjustable-rate mortgages pending their sale or securitization due to the decreased significance of such risk. In general, when a pool of loans or securities is acquired, we will determine whether or not to hedge and, with respect to any sale or financing of any pool of loans through securitization, will determine whether or not to discontinue its duration-matched hedging activities with respect to the relevant loans.

     In addition, as required by OTS regulations, the Bank's Asset and Liability Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on the interest rate sensitivity of Net Portfolio Value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. The Committee further evaluates such impacts against the maximum potential changes in the interest rate sensitivity of NPV that is authorized by the Board of Directors of the Bank.

     At December 31, 2000 the Company's Specialty Servicing and Finance Operations carried no significant assets or liabilities which might have a material impact on the value of the Company's assets or liabilities, as interest rates change over time.

     The following table quantifies the potential changes in the Bank's net portfolio value at December 31, 2000, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. (The table does not include the net portfolio value of our Specialty Servicing and Finance operations, as such portfolio is not currently material to our consolidated operations and is not currently sensitive to interest rate fluctuations.)








                                Interest Rate Sensitivity of Net Portfolio Value

                                                          Net Portfolio Value                 Net Portfolio Value
                                                 ------------------------------------ -----------------------------------
                                                   $ Amount       $ Change       % Change      NPV Ratio        Change
                                                 ------------   ------------   ------------   ------------   ------------
        Change in Rates                                                   (Dollars in thousands)
         +300bp.................................      32,749         (29,277)           (47)%         5.41%          (421)bp
         +200bp.................................      43,356         (18,670)           (30)          7.00           (262)bp
         +100bp.................................      51,381         (10,645)           (17)          8.12           (150)bp
            0bp.................................      62,026               -              -           9.62              -
         -100bp.................................      67,841           5,815              9          10.34             72bp
         -200bp.................................      72,891          10,865             18          10.93            131bp
         -300bp.................................      77,734          15,708             25          11.47            185bp

     Management also believes that the assumptions (including prepayment assumptions) it uses to evaluate the vulnerability of our operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on NPV could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based.

Regulatory Capital Requirements

     Federally insured savings associations such as FBBH are required to maintain minimum levels of regulatory capital. Those standards generally are as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on a case-by-case basis. In connection with the year 2000 examination, the OTS indicated that the capital level of FBBH exceeds the minimum requirement for "well capitalized" status under provisions of the Prompt Corrective Action Regulation.
     The following table sets forth the regulatory capital ratios of the Bank at December 31, 2000.


                            Regulatory Capital Ratios


                                                                                                             To Be Categorized
                                                                                                                     as
                                                                                                            "Well Capitalized"
                                                                                    Amount Required            under Prompt
                                                                                      For Capital               Corrective
                                                                Actual             Adequacy Purposes         Action Provisions
                                                      ------------------------  ------------------------  ------------------------
                                                         Amount       Ratio        Amount       Ratio        Amount       Ratio
                                                      ------------  ----------  ------------  ----------  ------------  ----------
Total Capital to Risk-Weighted Assets (Risk-Based                                (Dollars in thousands)
    Capital)......................................... $     62,092        13.5% $     36,770       =>8.0% $     45,963      =>10.0%
Tier 1 Capital to Risk-Weighted Assets...............       56,261        12.2%      Not Applicable             27,578      => 6.0%
Core Capital to Tangible Assets......................       56,261         8.7%       25,759       =>4.0%       32,199      => 5.0%
Tangible Capital to Tangible Assets..................       56,261         8.7%        9,659       =>1.5%       Not Applicable


Regulation


      On February 8, 1999, the OTS terminated a Cease and Desist Order (the "Order") to which the Bank had stipulated in 1996. The Order had prohibited the Bank from increasing total assets in excess of $750 million; purchasing any loans or real estate without the approval of the OTS until certain acquisition and servicing deficiencies had been corrected; and purchasing any non-performing assets or foreclosed real estate until such time as the Bank was rated a composite "3" rating according to the Uniform Financial Institutions Rating System.

      On June 8, 2000, the OTS terminated an OTS directive letter (the "Directive") issued to the Bank on June 3, 1999. The Directive had required prior written approval of the OTS Assistant Regional Director for the Bank to engage in certain activities including material cash expenditures, loan pool purchases, capital distributions and the hiring of any executive officers. Additionally, the Directive had required the adoption of a monthly board resolution indicating that the Bank complied with the provisions stated in the Directive.


      On January 9, 2001, the OTS terminated Cease and Desist Orders to which WFSG, WAC and WCC had stipulated on January 7, 2000. The orders had prohibited these entities from entering into transactions that would cause the Bank to violate or be in violation of transactions with affiliates' regulations. The orders also had required 30-day advance notification before adding, replacing or terminating any member of the Bank's board of directors or any senior executive of the Bank.

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

     Discounted Loans are carried net of unamortized discount and an allowance for loan losses established for those loans. For each pool of loans acquired by us, purchased discounts are allocated into (a) valuation allowances for estimated losses against face value on specific loans ("specific valuation allowances") and (b) portions of the discounts available for accretion to interest as yield adjustments. In addition, for Discounted Loans purchased by the Bank, the initial discounts are further segregated into a valuation allowance for the inherent risk of losses in the loan portfolio that have yet to be specifically identified ("general valuation allowance") as required by OTS regulations. The allocated specific and general valuation allowances are included in the allowance for loan losses. Where appropriate, discounts are accreted into interest income generally on a cash basis.

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

     Non-Discounted Loans are presented in the Consolidated Financial Statements in substantially the same manner as Discounted Loans, except that interest income is recognized on an accrual basis. In the Consolidated Statements of Financial Condition, Non-Discounted Loans and Discounted Loans are classified as Loans, net. Non-Discounted Loans and Discounted Loans that have been identified as likely to be sold are classified as Loans and Discounted Loans held for sale, net, at lower of cost or market.

     For accounting purposes, our mortgage-backed and other securities are currently classified as "available for sale securities." We intend to hold such securities for an indefinite period of time, but not necessarily to maturity. Securities classified as available for sale are reported at their fair values. Unrealized holding gains and losses on securities available for sale are reported, net of tax, as a separate component of stockholders' equity. Realized gains and losses from the sales of available for sale securities are reported separately in the consolidated statements of operations and are calculated using the specific identification method. Historically, we have classified securities as "held to maturity" when management believes we have the ability and the positive intent to hold the securities to maturity. Securities classified as held to maturity are carried on an historical cost basis, adjusted for the amortization of premiums and accretion of discounts using a method that approximates the interest method.

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

     See Item 7--Asset and Liability Management--of Part II of this Report.


ITEM 8. Financial Statements and Supplementary Data

     See Item 14 of Part IV of this Report.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Information regarding changes in accountants is incorporated herein by reference to the Company's report on Form 8-K/A dated October 20, 2000.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The following sets forth information about the executive officers and directors of the Company as of March 1, 2001. The business address of each executive officer and director is the address of the Company, 1776 SW Madison Street, Portland, OR 97205, and each executive officer and director is a United States Citizen, unless otherwise noted.

Directors

     Larry B. Faigin, age 57, was appointed to the Board of Directors in June 1999 and has been Chairman since September 1999. In June 2000, Mr. Faigin was re-elected to a one-year term. Mr. Faigin is President and Chief Executive Officer of GreenPark Group, LLC, a company that specializes in acquiring environmentally-impacted land and remediating and improving the property for further development. Prior to joining that company, he was Chief Executive Officer of Home Capital Corporation, a subsidiary of HomeFed Bank. He also has served as a consultant to Chevron Corporation, and Chief Executive Officer and Director of Wood Bros. Homes, Inc.

     Elizabeth F. Aaroe, age 43, has been a director of the Company since June 1999 and, in June 2000, was re-elected to a one-year term. Ms. Aaroe is Principal of Fisher Consulting, LLC (FICO), a provider of specialized real estate advisory, management and disposition services. Ms. Aaroe and a consortium of advisors oversaw the management and dissolution of the real estate portfolio of Kentucky Central Life Insurance Company, one of the nation's largest life insurance company liquidations. Prior to 1993, Ms. Aaroe served in a variety of management positions, including Group Head at ABN-AMRO N.V.'s "bad bank" subsidiary. Ms Aaroe spent her early career in corporate, project and real estate finance with Citicorp.

     Robert M. Deutschman, age 43, has been a director of the Company since June 1999 and, in June 2000, was re-elected to a one-year term. Mr. Deutschman is a Managing Director of Cappello Capital Corp., a financial service and advisory company which engages in merchant banking, venture capital and investment banking. Prior to joining Cappello, Mr. Deutschman was a Managing Director of Saybrook Capital Corp. From 1991 until 1994, Mr. Deutschman was a Senior Vice President and Director of Principal Investments in the Public Finance Group of Houlihan Lokey Howard & Zukin.

     Peter S. Fishman, age 53, has been a director of the Company since September 1999, and in June 2000, was re-elected to a one-year term. Mr. Fishman has been a Vice President at Houlihan Lokey, Howard & Zukan, an investment banking firm, since January 2000. Previously, Mr. Fishman was a Director of Helix Capital services, a private merchant bank engaged in investing in and providing merger and acquisition advisory services to its clients. Prior to joining Helix, Mr. Fishman was a partner in law firms in Los Angeles and San Francisco, specializing in financial reorganizations and restructurings. Mr. Fishman's practice focused on the representation of underperforming and troubled companies, both public and private, and the representation of financial institutions and other lenders in structuring new financings and the workout of troubled credits.

     Stephen P. Glennon, age 56, has been the Company's Chief Executive Officer since September 1999 and a director since December 1999. In June 2000, he was re-elected to a one-year term on the Board of Directors. From 1994 until joining the Company, Mr. Glennon served as Chief Executive Officer of Glennon Associates, a firm of private investment bankers specializing in financial restructuring and turnaround management of financial sector companies. Mr. Glennon previously served as an investment banker with Lehman Brothers, N.Y. and Lepercq, de Neuflize & Co., N.Y. Mr. Glennon currently serves as a director of New Water Street Corporation, N.Y. and Point Clear Holdings, N.Y.

     Daniel A. Markee, age 43, has been a director of the Company since June 1999 and, in June 2000, was re-elected to a one-year term. Mr. Markee is a principal of LendSource, Inc., a firm specializing in the origination of first mortgage, home equity and consumer installment debt. From 1993 until 1997, Mr. Markee was involved in the real estate investment business as President of Ferterra, Inc., and as a principal of Euro-American Partners, Inc.

     Edmund M. Kaufman, age 70, has been a director of the Company since March 2000 and, in June 2000, was re-elected to a one-year term. Mr. Kaufman was a partner with the law firm of Irell & Manella LLP for thirty-six (36) years, specializing in mergers and acquisitions and corporate finance. Mr. Kaufman has served as a director of United PanAm Financial Corp. since October 1997, a director of Structural Research & Analysis Corp. since 1990, a director of the Los Angeles Opera since 1986, and a member of the Board of Trustees of the Friends of the University of California Press.

Executive Officers

     Stephen P. Glennon, age 56, has been the Company's Chief Executive Officer since September 1999 and a director since December 1999. In June 2000, he was re-elected to a one-year term on the Board of Directors. From 1994 until joining the Company, Mr. Glennon served as Chief Executive Officer of Glennon Associates, a firm of private investment bankers specializing in financial restructuring and turnaround management of financial sector companies. Mr. Glennon previously served as an investment banker with Lehman Brothers, N.Y. and Lepercq, de Neuflize & Co., N.Y. Mr. Glennon currently serves as a director of New Water Street Corporation, N.Y. and Point Clear Holdings, N.Y.

     Richard S. Cupp, age 60, has been Chief Executive Officer and President and a director of FBBH since November 1999. From July 1997 to July 1999, Mr. Cupp was Chief Executive Officer and President of HF Bancorp, the parent of Hemet Federal Bank. From July 1993 to March 1997, Mr. Cupp was Chief Executive Officer and President of Ventura County National Bancorp.

     Jay H. Memmott, age 39, has been President and Chief Executive Officer of Wilshire Credit Corporation since November 1999. Prior to his appointment as President, Mr. Memmott served as Vice President in charge of Loan Servicing of the Company's prior affiliated servicer from August 1997 to November 1999. From April 1990 to August 1997, Mr. Memmott served as a Vice President of Coast Federal Bank in Los Angeles, California.

     Bruce A. Weinstein, age 38, has been the Chief Financial Officer of the Company since April 2000. From November 1999 until this appointment, Mr.
Weinstein served as Senior Vice President and Chief Financial Officer of Wilshire Credit Corporation. From March 1997 to November 1999, Mr. Weinstein was Vice President, Finance of the Company. From 1983 to March 1997, Mr. Weinstein held various financial positions in Vancouver Furniture Company. Mr. Weinstein is a Certified Public Accountant.

     Mark H. Peterman, age 53, has been the Company's Executive Vice President, Legal Counsel and Secretary since November 1999. Mr. Peterman served as Senior Vice President and Legal Counsel from July 1998 through November 1999. Previously, Mr. Peterman was a partner in the law firm of Stoel Rives LLP between 1975 and July 1998.

     Russell T.  Campbell,  age 37, has been  Senior Vice  President,  Portfolio
Management since November 1999. Mr. Campbell held several management positions at the Company from 1997 to November 1999. Prior to joining the Company, Mr. Campbell was Chief Financial Officer for Oregon Business Media from 1992 to 1997.

     Bradley B. Newman, age 39, has been Senior Vice President, Capital Markets since November 1999. Previously, Mr. Newman was Vice President, Capital Markets/Securitization for the Company from August 1998 to November 1999. From September 1995 to August 1998, Mr. Newman was Chief Operating Officer of J.G. Newman Co., an insurance underwriter.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires a company's directors and executive officers, and beneficial owners of more than 10% of the common stock of such company, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company's securities. To the knowledge of the Company, no director, officer, or beneficial owner of more than 10% of the Company's Common Stock has failed to timely furnish reports required of such person by Section 16(a) on Forms 3, 4 and 5.

ITEM 11. Executive Compensation

     Information regarding compensation of directors and named executive officers is incorporated herein by reference to the Company's Definitive Proxy Statement, which is expected to be filed on or before April 30, 2001.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Definitive Proxy Statement, which is expected to be filed on or before April 30, 2001.


ITEM 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is incorporated herein by reference to the Company's Definitive Proxy Statement, which is expected to be filed on or before April 30, 2001.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Financial Statements

     See Index to Financial Statements immediately following Exhibit Index.

     (b) Reports on Form 8-K

(i) Current report on Form 8-K, dated October 12, 2000
(ii) Current report on Form 8-K/A, dated October 19, 2000
(iii) Current report on Form 8-K/A, dated October 20, 2000

     (c) Exhibits

     See Exhibit Index immediately following the signature page.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                      Page
Wilshire Financial Services Group Inc. and Subsidiaries

Independent Auditors' Report.......................................................................................     F-2

Report of Independent Public Accountants...........................................................................     F-3

Consolidated Financial Statements:

     Consolidated Statements of Financial Condition
         December 31, 2000 and 1999................................................................................     F-4

     Consolidated Statements of Operations
        Year ended December 31, 2000, seven months ended December 31, 1999, five months ended May 31, 1999,
        and year ended December 31, 1998...........................................................................     F-5

     Consolidated Statements of Cash Flows
        Year ended December 31, 2000, seven months ended December 31, 1999, five months ended May 31, 1999,
        and year ended December 31, 1998...........................................................................     F-6

     Consolidated Statements of Stockholders' Equity (Deficit)
        Year ended December 31, 2000, seven months ended December 31, 1999, five months ended May 31, 1999,
        and year ended December 31, 1998...........................................................................     F-8

     Notes to Consolidated Financial Statements....................................................................     F-9

                                      F-1

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Wilshire Financial Services Group Inc.
Portland, Oregon

We have audited the accompanying consolidated statement of financial condition of Wilshire Financial Services Group Inc. and Subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wilshire Financial Services Group Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/S/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP



Portland, Oregon
March 16, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Wilshire Financial Services Group Inc. and Subsidiaries:

     We have audited the accompanying consolidated statement of financial condition of Wilshire Financial Services Group Inc. and Subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the seven months ended December 31, 1999 and the five months ended May 31, 1999, and for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Financial Services Group Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the seven months ended December 31, 1999 and the five months ended May 31, 1999, and for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.



/S/   ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP




Portland, Oregon
March 17, 2000


             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                                              December 31,    December 31,
                                                                                                  2000            1999
                                                                                             --------------  --------------
                                     ASSETS

Cash and cash equivalents.......................................................             $        9,516  $       54,168
Mortgage-backed securities available for sale, at fair value....................                     54,138          43,583
Mortgage-backed securities held to maturity, at amortized cost..................                          -          10,166
Securities held to maturity, at amortized cost..................................                          -           5,979
Loans, net......................................................................                    561,876         449,024
Loans and discounted loans held for sale, net, at lower of cost or market.......                     10,214          34,150
Stock in Federal Home Loan Bank of San Francisco, at cost.......................                      6,615           5,575
Real estate owned, net..........................................................                      1,770          11,571
Leasehold improvements and equipment, net.......................................                      3,939           4,425
Accrued interest receivable.....................................................                      4,133           3,939
Servicer advance receivables, net...............................................                     21,261          25,074
Mortgage servicing rights.......................................................                      4,544             507
Prepaid expenses and other assets...............................................                     17,558           6,357
                                                                                             --------------  --------------
          TOTAL.................................................................             $      695,564  $      654,518

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Noninterest-bearing deposits...............................................             $       10,663  $       11,321
     Interest-bearing deposits..................................................                    424,410         407,964
     Short-term borrowings......................................................                     10,757          31,927
     FHLB advances..............................................................                    132,000          80,000
     Notes payable to Wilshire Real Estate Investment Inc.......................                          -           5,275
     Accounts payable and other liabilities.....................................                     21,230          28,586
     Minority interest in Wilshire Credit Corporation...........................                      9,909          11,112
                                                                                             --------------  --------------
          Total liabilities.....................................................                    608,969         576,185
                                                                                             --------------  --------------

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 10,000,000 shares authorized,
        0 shares outstanding....................................................                          -               -
     Common stock, $.01 par value, 20,035,458 and 20,033,600 shares
        authorized and outstanding..............................................                     96,516          92,542
     Retained deficit...........................................................                    (10,670)        (14,091)
     Accumulated other comprehensive income (loss), net.........................                        749            (118)
                                                                                             --------------  --------------
          Total stockholders' equity............................................                     86,595          78,333
                                                                                             --------------  --------------
          TOTAL.................................................................             $      695,564  $      654,518
                                                                                             ==============  ==============

                 See notes to consolidated financial statements


             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                                       Reorganized Company          Predecessor Company
                                                                   ----------------------------  -----------------------------
                                                                                  Seven Months   Five Months
                                                                     Year Ended       Ended         Ended        Year Ended
                                                                   December 31,    December 31,     May 31,      December 31,
                                                                       2000            1999          1999            1998
                                                                   ------------    ------------  ------------    -------------
     INTEREST INCOME:
          Loans....................................................$     48,717    $     30,389  $     21,710    $     111,444
          Mortgage-backed securities...............................       4,084           5,313         5,481           25,676
          Securities and federal funds sold........................       1,719           1,056           674            3,396
                                                                   ------------    ------------  ------------    -------------
             Total interest income.................................      54,520          36,758        27,865          140,516
                                                                   ------------    ------------  ------------    -------------
     INTEREST EXPENSE:
           Deposits................................................      26,014          14,707        11,206           25,566
           Short-term borrowings and FHLB advances.................       9,624           6,156        11,923           99,892
                                                                   ------------    ------------  ------------    -------------
             Total interest expense................................      35,638          20,863        23,129          125,458
                                                                   ------------    ------------  ------------    -------------
     NET INTEREST INCOME...........................................      18,882          15,895         4,736           15,058
     (RECAPTURE OF) PROVISION FOR ESTIMATED LOSSES ON LOANS........      (4,027)          1,025         2,697           13,338
                                                                   ------------    ------------  ------------    -------------
     NET INTEREST INCOME AFTER (RECAPTURE OF) PROVISION FOR
       ESTIMATED LOSSES ON LOANS...................................      22,909          14,870         2,039            1,720
                                                                   ------------    ------------  ------------    -------------
     OTHER INCOME (LOSS):
           Market valuation losses and impairments.................           -         (10,837)            -         (113,711)
           Write-down of mortgage servicing rights.................           -               -             -          (13,704)
           Gain (loss) on sales of loans...........................       1,244          (1,671)        3,165           19,240
           (Loss) gain on sale of securities.......................        (438)            423             -            4,024
           Trading account gain, net...............................           -               -             -            1,630
           Servicing revenue.......................................      13,206           7,207         3,309            6,497
           Loan fees and charges...................................       2,593           2,796         1,696            4,210
           Real estate owned, net..................................        (308)          2,348         1,466            5,508
           Bankcard income, net....................................       4,115           1,807         2,335            4,908
           Discontinuation of European Operations..................           -          (2,365)            -                -
           Other income (loss), net................................       4,954           3,035         1,788          (12,755)
                                                                   ------------    ------------  ------------    -------------
             Total other income (loss).............................      25,366           2,743        13,759          (94,153)
                                                                   ------------    ------------  ------------    -------------
     OTHER EXPENSES:
           Compensation and employee benefits......................      24,466          17,502        11,796           36,787
           Loan service fees and expenses..........................        (561)            842         8,523           39,277
           Professional services...................................       4,948           3,661         2,752            9,306
           Occupancy...............................................       2,448           1,297         1,385            2,461
           FDIC insurance premiums.................................         892             311           501              896
           Corporate travel and development........................         684           1,847           775            6,851
           Depreciation and amortization...........................       3,520           1,390         1,161            3,995
           Other general and administrative expense................       6,303           4,742         4,481           13,709
           Minority interest in WCC................................      (1,203)           (542)            -                -
                                                                   ------------    ------------  ------------    -------------
             Total other expenses..................................      41,497          31,050        31,374          113,282
                                                                   ------------    ------------  ------------    -------------
     INCOME (LOSS) BEFORE REORGANIZATION ITEMS,
         INCOME TAX PROVISION (BENEFIT) AND
         EXTRAORDINARY ITEMS.......................................       6,778         (13,437)      (15,576)        (205,715)
     REORGANIZATION ITEMS..........................................           -               -       (52,034)               -
                                                                   ------------    ------------  ------------    -------------
     INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) AND
         EXTRAORDINARY ITEMS.......................................       6,778         (13,437)      (67,610)        (205,715)
     INCOME TAX PROVISION (BENEFIT)................................       3,596             654           658           (4,056)
                                                                   ------------    ------------  ------------    -------------
     INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS .....................       3,182         (14,091)      (68,268)        (201,659)
     EXTRAORDINARY ITEMS, NET OF TAX (See Note 3)..................         239               -       225,606                -
                                                                   ------------    ------------  ------------    -------------
     NET INCOME (LOSS).............................................$      3,421    $    (14,091) $    157,338    $    (201,659)
                                                                   ============    ============  ============    =============

     BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
           Income (loss) before extraordinary item.................$       0.16    $      (0.70) $      (6.27)   $      (18.93)
           Extraordinary item......................................        0.01               -         20.72                -
                                                                   ------------    ------------  ------------    -------------
           Net income (loss).......................................$       0.17    $      (0.70) $      14.45    $      (18.93)

           Weighted average shares outstanding - basic.............  20,035,458      20,033,600    10,885,000       10,676,685
           Weighted average shares outstanding - diluted...........  20,255,363      20,033,600    10,885,000       10,676,685

                 See notes to consolidated financial statements


             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                             Reorganized Company           Predecessor Company
                                                                          --------------------------    --------------------------
                                                                                           Seven         Five Months
                                                                          Year Ended    Months Ended       Ended      Year Ended
                                                                          December 31,  December 31,       May 31,    December 31,
                                                                              2000          1999            1999          1998
                                                                          ------------  ------------    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)..................................................  $      3,421  $    (14,091)   $    157,338  $   (201,659)
     Adjustments  to  reconcile  net  income  (loss) to net cash (used in)
       provided by operating activities:
          Market valuation losses and impairments.......................             -        10,837               -       113,711
          (Recapture of) provision for estimated losses on loans........        (4,027)        1,025           2,697        13,338
          Provision for losses on real estate owned.....................            90           638               -         6,225
          Write-downs from discontinuation of European operations.......             -         1,740               -             -
          Write-down of mortgage servicing rights.......................             -             -               -        13,704
          Asset valuation adjustments...................................             -           158             647             -
          Depreciation and amortization.................................         3,520         1,390           1,161         3,995
          Provision for deferred income taxes...........................         2,846             -               -         4,437
          Gain on sale of real estate owned.............................           (43)       (1,748)         (2,192)      (14,586)
          Loss on disposal of equipment.................................             6             -              62             -
          Origination of loans held for sale............................             -          (367)           (169)     (745,940)
          Purchase of loans held for sale...............................        (5,159)       (1,493)         (1,629)     (507,046)
          Proceeds from sale of loans held for sale.....................        17,446         5,844         255,845       361,548
          (Gain) loss on sale of loans..................................        (1,244)        1,671          (3,165)      (19,425)
          Loss (gain) on sale of securities.............................           438          (423)              -        (4,024)
          Gain on trading securities....................................             -             -               -        (1,630)
          Amortization (accretion) of discounts and deferred fees.......         2,157            30             869       (19,031)
          Federal Home Loan Bank stock dividends........................          (390)         (128)            (73)         (301)
          (Income) loss on equity investments...........................             -             -            (218)        6,135
          Minority interest in WCC......................................        (1,203)        5,440               -             -
          Receipt of income tax refund..................................             -             -          12,219             -
          Other.........................................................             -          (370)              -          (215)
          Reorganization items:
            Write-off of unamortized debt issuance costs................             -             -          11,319             -
            European reorganization costs...............................             -             -           2,492             -
            Adjustments to carrying amounts of assets and liabilities
                pursuant to fresh-start reporting.......................             -             -          37,601             -
          Gain on extinguishment of debt................................          (239)            -        (225,606)            -
          Change in:
            Trading account securities..................................             -             -               -        23,730
            Servicer advances...........................................         3,813        (4,248)         (2,545)            -
            Mortgage servicing rights...................................        (4,697)         (507)              -             -
            Accrued interest receivable.................................          (194)        1,199             330         1,173
            Prepaid expenses and other assets...........................        (7,523)        2,688          (3,180)      (31,833)
            Due from affiliate, net.....................................             -             -               -        64,643
            Accounts payable and other liabilities......................       (10,338)        2,135          12,893        28,829
                                                                          ------------  ------------    ------------  ------------
                   Net cash (used in) provided by operating activities..        (1,320)       11,420         256,696      (904,222)
                                                                          ------------  ------------    ------------  ------------

                   See notes to consolidated financial statements


             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                                                            Reorganized Company           Predecessor Company
                                                                         --------------------------    --------------------------
                                                                                       Seven Months    Five Months
                                                                         Year Ended       Ended           Ended      Year Ended
                                                                         December 31,  December 31,       May 31,    December 31,
                                                                             2000          1999            1999          1998
                                                                         ------------  ------------    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of loans and discounted loans............................ $   (155,385) $    (76,035)   $    (87,988) $   (561,032)
      Loan repayments...................................................       98,592        74,512          70,412       284,376
      Loan originations.................................................      (56,177)      (20,035)        (11,746)      (65,829)
      Proceeds from sale of loans.......................................       12,160        94,439               -     1,193,378
      Purchase of mortgage-backed securities available for sale.........            -             -               -      (133,092)
      Repayments of mortgage-backed securities available for sale.......        7,429         6,388           9,010        38,602
      Proceeds from sale of mortgage-backed securities available for sale       4,448        42,476               -       249,272
      Purchase of mortgage-backed securities held to maturity...........       (5,607)            -               -             -
      Repayments of mortgage-backed securities held to maturity.........        3,298         1,800           1,544         4,807
      Purchase of securities held to maturity...........................       (9,441)            -               -             -
      Proceeds on sale of securities held to maturity...................        5,997             -               -             -
      Proceeds from redemption of FHLB stock............................          776             -             750             -
      Purchases of FHLB stock...........................................       (1,426)         (792)              -             -
      Purchases of real estate owned....................................         (244)            -            (708)      (18,355)
      Proceeds from sale of real estate owned...........................       12,676        26,755          28,359       254,216
      Purchases of leasehold improvements and equipment.................       (2,369)         (750)           (768)       (5,803)
      Proceeds from sale of leasehold improvements and equipment........          175             -               -             -
      Purchase of equity securities.....................................            -             -               -       (14,731)
                                                                         ------------  ------------    ------------  ------------
             Net cash (used in) provided by investing activities........      (85,098)      148,758           8,865     1,225,809
                                                                         ------------  ------------    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in deposits.............................         15,788       (78,139)        (13,256)      147,832
      Net proceeds from issuance of common stock......................              -             -               -        61,811
      Repurchase of common stock......................................              -             -               -        (2,728)
      Proceeds from FHLB advances.....................................         68,000        66,500          21,000             -
      Repayments of FHLB advances.....................................        (16,000)       (7,500)              -             -
      Proceeds from short-term borrowings.............................        106,619       151,792          78,579     1,814,937
      Repayments of short-term borrowings.............................       (127,765)     (262,788)       (353,800)   (2,356,565)
      Repayment of notes payable to Wilshire Real Estate Investment Inc.       (5,275)       (2,427)              -             -
      Proceeds from debtor-in-possession financing....................              -             -           5,000             -
      Redemption of  preferred stock..................................              -             -               -       (29,521)
                                                                         ------------  ------------    ------------  ------------
            Net cash provided by (used in) financing activities.......         41,367      (132,562)       (262,477)     (364,234)
                                                                         ------------  ------------    ------------  ------------

            NET (DECREASE) INCREASE IN CASH AND CASH
               EQUIVALENTS............................................        (44,652)       27,616           3,084       (42,647)
CASH AND CASH EQUIVALENTS:
      Beginning of period.............................................         54,168        26,552          23,468        66,115
                                                                         ------------  ------------    ------------  ------------
      End of period...................................................   $      9,516  $     54,168    $     26,552  $     23,468
                                                                         ============  ============    ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--Cash paid during the period for:
      Interest........................................................   $     32,953  $     18,653    $     17,083  $     52,655
      Income taxes, net...............................................            875           240           1,327         1,708
NONCASH INVESTING ACTIVITIES:
      Additions to real estate owned acquired in settlement of loans..          2,917         1,830           3,547       122,704
      Transfer of securities classified as held to maturity to available
        for sale......................................................         21,909             -               -             -
      Transfer of securities classified as trading to available for sale            -             -               -        16,869
      Transfer of loans classified as discounted to available for sale              -         9,743               -             -
NONCASH REORGANIZATION ITEMS:
      Cancellation of old common stock................................              -             -         114,856             -
      Issuance of new common stock in exchange for notes payable
         and accrued interest thereon.................................              -             -          86,819             -
      Contribution of net assets of WCC...............................              -         5,723               -             -


                  See notes to consolidated financial statements


             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (Dollars in thousands, except share data)

                                                                                                              Accumulated
                                                                                                   Retained      Other
                                       Preferred Stock         Common Stock      Treasury  Stock   Earnings  Comprehensive
                                       Shares   Amount      Shares      Amount    Shares   Amount  (Deficit) Income (Loss)   Total
                                     --------- --------- ------------ ---------- --------- ------- --------- ------------- ---------

BALANCE, December 31, 1997...........   27,500 $  27,500    7,570,000 $   55,897     5,000 $  (124)$  18,782 $     (2,933) $ 99,122
   Comprehensive loss:
     Net loss........................                                                               (201,659)              (201,659)
      Unrealized holding losses on
         available for  sale
         securities..................                                                                 48,434)               (48,434)
      Unrealized gain on foreign
         currency translation........                                                                  1,287                  1,287
      Reclassification adjustment for
          losses on securities
         included in net  income.....                                                                 25,723                 25,723
                                                                                                                           ---------
   Total comprehensive loss..........                                                                                      (223,083)
   Treasury stock acquired...........                                              180,000  (2,728)                          (2,728)
   Preferred stock dividend..........                                                                   (417)                  (417)
   Preferred stock redemption........  (27,500)  (27,500)                                                                   (27,500)
   Common stock issuance, net of
     offering costs of $8,189........                       3,500,000     61,811                                              61,811
                                     -----------------------------------------------------------------------------------------------

BALANCE, December 31, 1998                   -         -   11,070,000    117,708   185,000  (2,852) (183,294)     (24,357)  (92,795)
   Comprehensive income:
     Net income......................                                                                157,338                157,338
     Unrealized holding losses on
       available for sale securities
       - net of tax asset of $46.....                                                                                (720)     (720)
     Unrealized loss on foreign
       currency translation..........                                                                              (1,662)   (1,662)
                                                                                                                           ---------
   Total comprehensive income........                                                                                       154,956
   Impact of reorganization:
    Elimination of former equity in
     connection with bankruptcy plan.                     (11,070,000)  (117,708) (185,000)  2,852    25,956       26,739   (62,161)
    Issuance of new equity in
     connection with bankruptcy plan.                      20,033,600     86,819                                             86,819
                                      ----------------------------------------------------------------------------------------------
BALANCE, May 31, 1999

   (Fresh-start reporting date) .....        -         -   20,033,600     86,819         -       -         -            -    86,819
   Comprehensive loss:
     Net loss........................                                                                (14,091)               (14,091)
     Unrealized holding losses on
       available for sale securities
       - net of tax asset of $22.....                                                                                 (29)      (29)
     Unrealized loss on foreign
       currency translation..........                                                                                 (89)      (89)
                                                                                                                           ---------
   Total comprehensive loss..........                                                                                       (14,209)
   Impact of reorganization:
     Contribution of equity of CWH...                                      5,723                                              5,723
                                      ----------------------------------------------------------------------------------------------

BALANCE, December 31, 1999                   -         -   20,033,600     92,542         -       -   (14,091)        (118)   78,333
   Comprehensive income:
     Net income......................                                                                  3,421                  3,421
     Unrealized holding gains on
       available for sale securities
       - net of tax liability of $540                                                                                 778       778
     Unrealized gain on foreign
       currency translation..........                                                                                  89        89
                                                                                                                           ---------
   Total comprehensive income........                                                                                         4,288
   Tax benefit from utilization of
     pre-reorganizational Net
     Operating Losses (Note 13)......                                      3,974                                              3,974
   Allocation of additional shares
     pursuant to reorganization......                           1,858
                                      ----------------------------------------------------------------------------------------------
BALANCE, December 31, 2000...........        - $       -   20,035,458 $   96,516         - $     - $ (10,670)$        749 $  86,595
                                      ======== ========= ============ ========== ========= =======  ======== ============ ==========

                 See notes to consolidated financial statements

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations--Wilshire Financial Services Group Inc. ("WFSG" or the "Company") conducts its operations primarily through nonbank subsidiaries, Wilshire Credit Corporation ("WCC") and Wilshire Funding Corporation ("WFC"), and through a second-tier subsidiary savings bank, First Bank of Beverly Hills, F.S.B. ("FBBH" or the "Bank").

     WCC conducts a full-service mortgage loan servicing business, specializing in the servicing of labor-intensive mortgage pools. WFC conducts an investment and co-investment business with institutional investors where such investments align the Company's interests with those of such institutional investors and provide operating leverage in raising the platform of mortgages serviced by WCC. The Bank is engaged in a retail and wholesale banking business focused primarily on specialty-niche lending products, small-balance commercial lending and merchant bankcard processing.

     Administrative headquarters of the Company, WCC and WFC are located in Portland, Oregon. The Bank, a federally chartered savings institution regulated by the Office of Thrift Supervision ("OTS"), conducts its operations through a branch and a merchant bankcard center in Southern California.

     The Company commenced loan acquisition and loan servicing operations in France, the United Kingdom and Ireland (the "European Operations") in 1996. In the second quarter of 2000, the Company disposed of its European loan acquisition and servicing operations and loan portfolios.

     Principles of Consolidation--WFSG was incorporated in 1996 to be the holding company for Wilshire Acquisitions Corporation ("WAC"), which is the holding company for the Bank. WFSG formed certain nonbank subsidiaries, including WFC, and completed an initial public offering of common stock and a public debt offering in the fourth quarter of 1996. Intercompany accounts have been eliminated in consolidation.

     Effective May 31, 1999, as part of its restructuring (discussed below), the Company formed a majority-owned (50.01%) subsidiary, WCC, to perform asset servicing operations. The accompanying consolidated financial statements include the accounts of WCC for periods subsequent to May 31, 1999. The remaining 49.99% interest in WCC is reflected as "Minority Interest in WCC" in the accompanying consolidated financial statements.

     Restructuring of the Company-- On June 10, 1999, the Company completed its plan of reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. Pursuant to the Plan, (i) the holders of the Company's $184.2 million in outstanding publicly issued notes payable exchanged their notes for new common stock in the Company; (ii) the Company's existing common stock and options were canceled; and (iii) the noteholders reallocated approximately 0.6% of the new common stock to the then-existing stockholders of the Company.

     The Company accounted for the Plan effective May 31, 1999, and adopted fresh-start reporting at that date. (See Note 2 for a discussion of fresh-start reporting and its effects on the Company's Statement of Financial Condition.) Accordingly, the financial statements presented include consolidated statements of financial condition of the reorganized company as of December 31, 2000 and 1999; consolidated statements of operations, stockholders' equity and cash flows of the reorganized company for the year ended December 31, 2000 and the seven months ended December 31, 1999; and consolidated statements of operations, stockholders' equity (deficit) and cash flows of the predecessor company for the five-month period ended May 31, 1999 and the year ended December 31, 1998.

     Revenues and expenses resulting from the reorganization of the Company while it was in Chapter 11 were segregated and recorded as Reorganization Items in the consolidated statement of operations and include the following for the five months ended May 31, 1999:

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


                                                                 Five Months Ended
                                                                     May 31, 1999
                                                                 -----------------
Write-off of unamortized debt issuance costs..................   $          11,319
Professional services.........................................                 609
European restructuring costs..................................               2,492
Fresh-start reporting adjustments to assets and liabilities
   (See Note 2)...............................................              37,601
Other general and administrative expenses.....................                  13
                                                                 -----------------
      Total reorganization items..............................   $          52,034
                                                                 =================

     Pursuant to the Plan, the servicing of the Company's assets is conducted by WCC, its majority-owned subsidiary. Prior to the reorganization, the Company's assets were serviced by the company formerly named Wilshire Credit Corporation (now known as Capital Wilshire Holdings Inc. ("CWH")), a company previously owned by the Company's former principal stockholders. As part of the Plan, the Company entered into an agreement with the owners of CWH and the principal creditor of CWH, Capital Consultants, LLC ("CCL"), to incorporate the servicing operations of CWH into WFSG. CWH was in default on a loan from its principal creditor, CCL. A portion of that loan had been guaranteed by the Company. CCL took control of CWH and in exchange for releases from such debt, CWH contributed its assets and certain liabilities to WCC and, in

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)

 exchange for such assets and liabilities and CCL's release of the Company's loan guaranty to CCL, WFSG transferred 49.99% of the equity of WCC to CWH. As a result, the Company currently owns 100% of the Class A voting common stock (representing 50.01% of the economic value) of WCC, and CWH owns 100% of the Class B non-voting common stock and the remaining 49.99% economic interest of WCC. Class B non-voting common stock is convertible into voting common stock on a share-for-share basis and, under certain circumstances, convertible into WFSG Common stock. Class B non-voting common stock also has a liquidation preference of approximately $19.3 million. The Company accounted for the acquisition of the assets and certain liabilities of CWH under Accounting Principles Board Opinion No. 16, Business Combinations.

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

     Use of Estimates in the Preparation of the Consolidated Financial Statements--The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include allowances for loan losses, valuation allowances for real estate owned, net deferred tax assets and merchant bankcard charge-back reserves, the determination of fair values of certain financial instruments for which there is not an active market, the allocation of basis between assets sold and retained, the evaluation of other than temporary impairment in the market values of investment securities and other assets, and the selection of yields utilized to recognize interest income on certain mortgage-backed securities. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Cash and Cash Equivalents--For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and securities with original maturities less than 90 days.

     Securities and Mortgage-Backed Securities--The Company's securities portfolios consist of mortgage-backed and other debt securities that are classified as held to maturity and available for sale. Securities are classified as held to maturity when management has the ability and the positive intent to hold the securities to maturity. Securities classified as held to maturity are carried at their historical cost basis, adjusted for the amortization of premiums and accretion of discounts using a method that approximates the interest method. Securities not classified as held to maturity are classified as available for sale. Securities classified as available for sale are reported at their fair market values with unrealized holding gains and losses on securities reported, net of tax, when applicable, as a separate component of accumulated other comprehensive income (loss) in stockholders' equity (deficit). Holding gains and losses on securities classified as available for sale that are determined by management to be other than temporary in nature are reclassified from the unrealized holding losses included in accumulated other comprehensive income (loss) to current operations. Realized gains and losses from the sales of available for sale securities are reported separately in the Consolidated Statements of Operations and are calculated using the specific identification method.

     Loans, Loans and Discounted Loans Held for Sale, and Allowance for Loan Losses--Prior to the Company's June, 1999 reorganization, its principal non-Bank business involved acquiring performing, sub-performing and non-performing loan portfolios, for prices generally at or below face value (i.e., unpaid principal balances plus accrued interest). Nonperforming loans ("discounted loans") are generally acquired at deep discounts to face value. Both performing loans and discounted loans are classified as loans in the Consolidated Statements of Financial Condition. Loans that have been identified as likely to be sold are classified as loans and discounted loans held for sale.

     Discounted loans are carried net of unaccreted discount and allowance for loan losses established for those loans. Unaccreted discounts represent the portion of the difference between the purchase price and the principal face amount on specific loans that is available for accretion to interest income. The allowance for loan losses includes valuation allowances for estimated losses against the cost of the loans that are established at acquisition and for subsequent valuation adjustments that are provided for through current period earnings and are based on discounted future cash flows or the fair value of the underlying real estate collateral for collateral dependent loans. If total cash received on a pool of loans exceeds original estimates, excess specific valuation allowances are recorded as additional discount accretion on the cost-recovery method. The allocated specific valuation allowances are included in the allowance for loan losses. Where appropriate, discounts are accreted into interest income on a cash basis.

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

     The Company evaluates commercial and multi-family real estate loans (whether purchased or originated and whether classified as loans or discounted loans) for impairment. Commercial and multi-family real estate loans are considered to be impaired, for financial reporting purposes, when it is probable that the Company will be unable to collect all principal or interest when due. Specific valuation allowances are established, either at acquisition or through provisions for losses, as described above, for impaired loans based on the fair value of the underlying real estate collateral or the present value of anticipated cash flows.

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

     Mortgage Servicing Rights-- Mortgage Servicing Rights (MSRs) are reported at the lower of amortized cost or fair value. At the time a servicing portfolio is acquired, the Company capitalizes the purchase price of the MSRs, and subsequently amortizes such costs on a monthly basis in proportion to and over the period of the estimated future net servicing revenues.

     On a quarterly basis, the Company evaluates MSRs for impairment. MSRs are stratified based on the predominant risk characteristics of the underlying financial assets. The fair value of the MSRs is then determined by discounting the estimated future cash flows using a discount rate commensurate with the risks involved. The amount, if any, by which the amortized cost exceeds the fair value is recorded as an impairment and recognized through a valuation allowance.

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

     Foreign Currency Translation--All assets and liabilities relating to the Company's European activities are translated at current exchange rates. The results of the Company's foreign operations are translated at the average exchange rate for each reporting period. Translation adjustments, related hedging results and applicable income taxes are included, when material, in the accumulated translation adjustments as a separate component of accumulated other comprehensive income (loss) within stockholders' equity (deficit). The Company had unrealized gains (losses) from foreign currency translation adjustments of $89 and $1,287 included in accumulated other comprehensive income (loss), net, as of December 31, 1999 and 1998, respectively. The Company disposed of its European operations during the second quarter of 2000.

      Real Estate Owned--Real estate acquired in settlement of loans or purchased directly is held for sale and is originally recorded at the lower of fair value less estimated costs to sell, or purchase price, respectively. Any excess of net loan cost basis over the fair value less estimated selling costs of real estate acquired through foreclosure is charged to the allowance for loan losses. Any subsequent operating expenses or income, reductions in estimated fair values, as well as gains or losses on disposition of such properties, are recorded in current operations.

     Leasehold Improvements and Equipment--Office leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets, which currently range from one to seven years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

     Servicer Advances--In the normal course of performing loan servicing activities, WCC makes servicer advances to various unrelated third parties which represent (1) impound payments on securitizations and other servicing arrangements, (2) scheduled remittances of principal and interest on certain securitizations, and (3) loan collection costs on securitizations and other servicing arrangements. In the accompanying consolidated financial statements, these advances are presented net of collections from mortgagors which, in certain circumstances, are used to fund these advances.

     Income Taxes--The provision (benefit) for income taxes is based on income
(loss) recognized for financial statement purposes. The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return. Certain foreign subsidiaries and WCC which are consolidated for financial reporting are not eligible to be included in the consolidated U.S. federal income tax return, and separate provisions for income taxes have been determined for these entities. Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the potential deferred tax asset will not be realized.

     The Company and its subsidiaries have entered into a tax sharing agreement under which the tax liability is to be allocated pro rata among entities that would have paid tax if they had filed separate income tax returns. In addition, those entities reimburse loss entities pro rata for the reduction in tax liability as a result of their losses. On December 5, 2000, the OTS determined that under the tax allocation agreement the Bank should not pass through to the Company any tax savings until two years has passed from the due date for such taxes.

     Bankcard Operations--Bankcard income, net, includes merchant discounts and transaction fees for processing Visa(R) and Mastercard(R) transactions and is offset by bankcard expense consisting primarily of fees paid to the Company's third-party processors and interchange fees paid to card-issuing banks. Other direct and indirect costs of Bankcard operations are included in various other categories of expenses and are not specifically allocated separately from other operating expenses of the Company.

     Income (Loss) per Share-- Basic income (loss) per share ("EPS") excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the vested portions of stock option contracts were exercised and resulted in the issuance of common stock that then shared in the earnings (loss) of the Company.

     New Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the consolidated statement of financial condition as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gain or loss to be offset with the related results on the hedged item in the consolidated statement of operations, or in certain circumstances can be deferred in other comprehensive income and later offset with the results of the hedged item in the Consolidated Statement of Operations. A company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has adopted SFAS No. 133, as amended, effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This pronouncement replaces SFAS No. 125, issued in June 1996. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe that the adoption of SFAS No. 140 will have a material impact on its financial position or results of operations.

     Reclassifications--Certain items in the consolidated financial statements for 1999 and 1998 were reclassified to conform to the 2000 presentation, none of which affect previously reported net income.

2.       FRESH-START REPORTING

     The Company's Plan was accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The accounting of SOP 90-7 resulted in the creation of a new entity for financial reporting purposes. The Company adopted fresh-start reporting because holders of the Company's existing common stock immediately before filing and confirmation of the Plan received less than 50% of the new common stock of the emerging entity and the Company's reorganized value is less than its postpetition liabilities and allowed claims. The reorganization value of the Company was determined by estimating the fair value of its net assets as of the fresh-start reporting date.

     For financial reporting purposes, the Company accounted for the consummation of the reorganization effective May 31, 1999. The periods prior to this date have been designated "Predecessor Company" and the periods subsequent to this date have been designated "Reorganized Company." As a result of the adoption of the fresh-start reporting, the Reorganized Company's consolidated financial statements are not comparable to the Predecessor Company's consolidated financial statements.

     The effect of the plan of reorganization and the implementation of fresh-start reporting on the Company's consolidated balance sheet (condensed) as of May 31, 1999 is as follows (unaudited):

                                                               Adjustments to Record Confirmation of Plan
                                     ----------------------------------------------------------------------------------------------
                                       Predecessor                                                                   Reorganized
                                        Company's     Forgiveness     Fresh-Start     Cancellation    Issuance of      Company's
                                      Balance Sheet      of Debt      Adjustments     of Old Stock     New Stock     Balance Sheet
                                     --------------  --------------  --------------  --------------  --------------  --------------
                                                                       (Dollars in thousands)

TOTAL ASSETS........................ $      792,436  $            -  $       (5,149) $            -  $            -  $      787,287
                                     ==============  ==============  ==============  ==============  ==============  ==============

Total liabilities...................        925,495        (225,606)            579               -               -         700,468
                                     --------------  --------------  --------------  --------------  --------------  --------------

Stockholders' equity:
 Common stock.......................        117,708                                        (117,708)         86,819          86,819
 Treasury stock.....................         (2,852)                                          2,852                               -
 Retained deficit...................       (216,042)        225,606         (37,601)        114,856         (86,819)              -
 Accumulated other comprehensive
     loss, net......................        (31,873)              -          31,873               -               -               -
                                     --------------  --------------  --------------  --------------  --------------  --------------
Total stockholders' (deficit) equity       (133,059)        225,606          (5,728)              -               -          86,819
                                     --------------  --------------  --------------  --------------  --------------  --------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY.............. $      792,436  $            -  $       (5,149) $            -  $            -  $      787,287
                                     ==============  ==============  ==============  ==============  ==============  ==============


3.       EXTRAORDINARY ITEMS - GAIN ON EXTINGUISHMENT OF DEBT

     In August 2000, the Company entered into a settlement agreement with its former affiliate, Fog Cutter Capital Group Inc. (formerly known as Wilshire Real Estate Investment Inc. ("WREI")), pursuant to which all disputes between the two companies were resolved. As part of this agreement, the Company settled a note payable with a book value of $1.6 million with cash payments of $1.2 million, resulting in a gain on the extinguishment of debt (before income taxes) of approximately $0.4 million. This extraordinary gain is reported in the consolidated statement of operations net of related income taxes of approximately $0.2 million.

     In May, 1999, in connection with its restructuring, the Company exchanged its notes payable and certain other outstanding claims for new common stock in the Company. This gain on extinguishment of debt is reported in the consolidated statements of operations for the five-month period ended May 31, 1999 as an extraordinary item in the amount of $225.6 million, and is comprised of the following liabilities:




       Notes payable.......................................................    $     184,245
       Accrued interest on notes payable...................................           14,536
       Payable to Capital Wilshire Holdings, Inc.
          (formerly known as Wilshire Credit Corporation)..................           18,338
       Payable to Fog Cutter  Capital Group Inc.  (formerly  known as
         Wilshire RealEstate Investment Inc.)..............................            8,487
                                                                               -------------
                                                                               $     225,606

      The above debt was cancelled as part of the reorganization, and the Notes payable, accrued interest thereon and payable to WREI were converted into equity of the Reorganized Company. No funds were expended in the extinguishment of such debt. The extraordinary gain caused a reduction of tax attributes, such as net operating losses, capital losses and the tax basis of assets (see Note 13).

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

     There were no recorded market valuation losses and impairments for the year ended December 31, 2000 or for the five months ended May 31, 1999. Total market valuation losses and impairments reported in net loss for the seven months ended December 31, 1999 was approximately $10.8 million. Of this amount, $5.1 million related to sales of mortgage-backed securities, $1.5 million related to other than temporary impairment of mortgage-backed securities remaining in the portfolio, $0.4 million related to real estate owned which was sold in 2000, $1.6 million related to our investment in WREI which was sold in December 1999, $0.9 million related to sales of other assets, and $1.3 million related to equipment and other assets remaining at December 31, 1999. The Company believes that the decline in the value of these assets was other than temporary.

     Total market valuation losses and impairments recorded in net loss for the year ended December 31, 1998 was approximately $113.7 million. Of this amount, $22.2 million related to sales of mortgage-backed securities, $9.2 million related to other than temporary impairment of mortgage-backed securities remaining in the portfolio, $36.6 million related to sales of loans held for sale, discounted loans and real estate owned, $15.3 million related to hedge losses previously deferred in the Company's Consolidated Statement of Financial Condition (see Note 14, Commitments, Contingencies and Off-Balance Sheet Risk), and $30.4 million related to valuation allowances provided by management relating to loans held for sale and discounted loans held by the Company as of December 31, 1998.

5.   SECURITIES

     The amortized cost, fair value and gross unrealized gains and losses on U.S. Treasury Notes and mortgage-backed securities as of December 31, 2000 and 1999 are shown below. Fair market value estimates were obtained using discounted cash-flow models or from independent parties.







                                                                                                                    Estimated
                                                                                          Gross         Gross          Fair
                                                                           Amortized   Unrealized    Unrealized       Market
                                                                             Cost         Gains         Losses        Values
                                                                         ------------  ------------  ------------  ------------
     December 31, 2000
     Available-for-sale:
          Mortgage-backed securities..................................   $      5,448  $      1,373  $          -  $      6,821
          Agency mortgage-backed securities...........................         38,364             6           553        37,817
            Other investment securities...............................          9,441            59             -         9,500
                                                                         ------------  ------------  ------------  ------------
               Total available for sale...............................   $     53,253  $      1,438  $        553  $     54,138
                                                                         ============  ============  ============  ============

     December 31, 1999
     Available-for-sale:
          Mortgage-backed securities..................................   $     10,344  $         18  $          -  $     10,362
          Agency mortgage-backed securities...........................         33,290           109           178        33,221
                                                                         ------------  ------------  ------------  ------------
                                                                         $     43,634  $        127  $        178  $     43,583
                                                                         ============  ============  ============  ============
     Held-to-maturity:
          Mortgage-backed securities..................................   $        427  $          -  $         28  $        399
          Agency mortgage-backed securities...........................          9,739             -           208         9,531
          U.S. Treasury notes.........................................          5,979             6             -         5,985
                                                                         ------------  ------------  ------------  ------------
               Total held-to-maturity.................................   $     16,145  $          6  $        236  $     15,915
                                                                         ============  ============  ============  ============

     As of December 31, 2000, the Company has approximately $9,644 fair value and $9,587 unamortized cost of securities maturing in over one year through five years, $1,286 fair value and $1,301 unamortized cost of securities maturing in over five years through ten years, and approximately $43,208 fair value and $42,365 unamortized cost of securities maturing after ten years. However, the Company expects to receive payments on its securities over periods considerably shorter than their contractual maturities.

     The Company received proceeds of approximately $4,448 and $42,476, respectively, on sales of available-for-sale securities during the year ended December 31, 2000 and the seven months ended December 31, 1999. There were no such sales during the five months ended May 31, 1999. The Company received proceeds of approximately $249,272 on sales of available-for-sale securities during the year ended December 31, 1998. Gains and losses from sales of available-for-sale securities were $28 and $471, respectively, during the year ended December 31, 2000; $571 and $148, respectively, during the seven months ended December 31, 1999; and $10,062 and $6,038, respectively, during the year ended December 31, 1998.

     During the year ended December 31, 2000, the Company sold a held-to-maturity security with an amortized cost of $5,992 for a realized gain of $5, which is included in loss on sale of securities in the Consolidated Statements of Operations. The Company reclassified all of its held-to-maturity securities to available-for-sale at December 31, 2000. Such securities had an amortized cost of $21,909, with a net unrealized loss of $8 reported as a component of other comprehensive income. The decision to sell the held-to-maturity security, and accordingly to reclass the remaining held to maturity securities to available for sale, was due to management's desire for flexibility to earn higher yields.

     The amortized cost of the securities as of December 31, 1999 reflects the impairment adjustments deemed to be other than temporary as discussed in Note 4, above. The total amount of impairment write downs were $6.6 million and $31.4 million for the seven months ended December 31, 1999 and the year ended December 31, 1998, and have been reflected as market valuation losses and impairments in the accompanying consolidated statement of operations. There were no impairment write-downs recognized during the year ended December 31, 2000 or the five months ended May 31, 1999.

     At December 31, 2000 and 1999, securities with carrying values of $23,217 and $55,999, respectively, and market values of approximately $23,217 and $55,810, respectively, were pledged to secure merchant bankcard transactions, short-term borrowings and lines of credit (see Note 12), and a Liquidation Bond issued by the Company to Capital Consultants, LLC ("CCL") (see Note 14).

6.   LOANS, DISCOUNTED LOANS AND LOANS HELD FOR SALE

     The following is a summary of each loan category by type as of December 31, 2000 and 1999:

                                                                                                    December 31,
                                                                                             --------------------------
                                                                                                 2000          1999
                                                                                             ------------  ------------
     Loans
     Real estate loans:
          One to four units.............................................................     $    225,091  $    190,375
          Over four units...............................................................          156,647        96,611
          Commercial....................................................................          178,205       163,419
                                                                                             ------------  ------------
          Total loans secured by real estate............................................          559,943       450,405
     Consumer and other loans...........................................................            9,889        12,575
                                                                                             ------------  ------------
                                                                                                  569,832       462,980
     Less:
          Allowance for loan losses.....................................................          (10,614)      (17,974)
          Premium on purchased loans and deferred fees..................................            2,658         4,018
                                                                                             ------------  ------------
                                                                                             $    561,876  $    449,024
                                                                                             ============  ============

                                                                                                    December 31,
                                                                                             --------------------------
                                                                                                 2000          1999
                                                                                             ------------  ------------
     Loans and Discounted Loans Held for Sale
     Real estate loans:
          One to four units...............................................................   $      8,684  $     23,913
          Over four units.................................................................            634         6,189
          Commercial......................................................................          3,464        26,885
          Land............................................................................          2,010             -
                                                                                             ------------  ------------
          Total loans secured by real estate..............................................         14,792        56,987
     Consumer and other loans.............................................................        209,826       228,395
                                                                                             ------------  ------------
                                                                                                  224,618       285,382
     Less:
          Allowance for loan losses.......................................................       (213,019)     (246,524)
          Deferred fees and discounts on purchased loans..................................         (1,385)       (4,708)
                                                                                             ------------  ------------
                                                                                                 $ 10,214  $     34,150
                                                                                             ============  ============

     As of December 31, 2000 and 1999 loans with adjustable rates of interest were $298,053 and $137,184, respectively, and loans with fixed rates of interest were $496,397 and $611,178, respectively. Adjustable-rate loans are generally indexed to U.S. Treasury Bills, the FHLB's Eleventh District Cost of Funds Index, LIBOR or Prime and are subject to limitations on the timing and extent of adjustment. Most loans adjust within six months of changes in the index.

     At December 31, 2000 and 1999, loans with unpaid principal balances of approximately $317,759 and $195,200, respectively, were pledged to secure credit line borrowings and repurchase agreements included in short-term borrowings (see
Note 12).

     Activity in the allowance for loan losses is summarized as follows:





                                                                         Reorganized Company        Predecessor Company
                                                                       ------------------------  --------------------------
                                                                                   Seven Months  Five Months
                                                                     Year Ended       Ended         Ended      Year Ended
                                                                     December 31,  December 31,     May 31,    December 31,
                                                                         2000          1999          1999          1998
                                                                     ------------  ------------  ------------  ------------
     Balance, beginning of period................................    $    264,498  $    275,402  $    288,868  $    118,275
     Allocations of purchased reserves:
          at acquisition.........................................           3,261         2,145         2,733       372,136
          at disposition.........................................         (16,737)      (12,027)      (15,962)     (210,224)
     Addition due to discontinuation of European Operations......               -         1,739             -             -
     Net change pursuant to fresh-start reporting................           1,007           452        (1,078)            -
     Charge-offs.................................................         (23,805)       (1,400)       (1,068)       (8,924)
     Recoveries..................................................             377           272           186         2,818
     (Recovery of) provision for estimated losses on loans.......          (4,027)        1,025         2,697        13,338
     Currency translation adjustment.............................            (941)       (3,110)         (974)        1,449
                                                                     ------------  ------------  ------------  ------------
     Balance, end of period......................................    $    223,633  $    264,498  $    275,402  $    288,868
                                                                     ============  ============  ============  ============

     At December 31, 2000 and 1999, the Company had impaired loans (other than discounted loans) totaling $23,615 and $54,400, respectively, and had recorded specific valuation allowances to measure the impairments of those loans totaling $4,110 and $27,377, respectively. The average unpaid principal balances of impaired loans during the years ended December 31, 2000, 1999 and 1998 were $34,016, $55,379 and $102,399, respectively. Interest income recognized on impaired loans during 2000, 1999 and 1998 was $1,991, $2,503 and $95, respectively, based on cash payments. These amounts exclude consideration of single-family residential and other loan pools evaluated for impairment on a pooled basis.

     The above amounts do not include impaired discounted loans. Management has determined that generally all discounted loans meet the criteria for impairment and collectively evaluates these loans for impairment.

     The Bank has a geographic concentration of mortgage loans in the western United States, primarily in Southern California. The five states with the greatest concentration of the Bank's loans were California, Washington, Arizona, Oregon, and Nevada, which had $316.7 million, $28.6 million, $18.0 million, $15.2 million, and $12.7 million principal amount of loans, respectively, at December, 31, 2000. The five states with the greatest concentration of the Company's Loans and Discounted Loans held for sale were Florida, Texas, California, North Carolina, and South Carolina, which had $40.1 million, $35.8 million, $17.0 million, $11.8 million and $10.5 million principal amount of loans, respectively, at December 31, 2000.

     Management's estimates are utilized to determine the adequacy of the allowance for loan losses. Estimates are also involved in determining the ultimate recoverability of purchased loans and, consequently, the pricing of purchased loans. These estimates are inherently uncertain and depend on the outcome of future events. Although management believes the levels of the allowance as of December 31, 2000 and 1999 are adequate to absorb losses inherent in the loan portfolio, rising interest rates, various other economic factors and regulatory requirements may result in increasing levels of losses. Those losses will be recognized if and when these events occur.

7.   REAL ESTATE OWNED

     Real estate owned consists of property that was obtained through foreclosure or was purchased directly. Activity in the valuation allowance on real estate owned is as follows:



                                                                          Reorganized Company         Predecessor Company
                                                                       --------------------------  --------------------------
                                                                                     Seven Months  Five Months
                                                                       Year Ended       Ended        Ended       Year Ended
                                                                       December 31,  December 31,    May 31,     December 31,
                                                                           2000          1999          1999          1998
                                                                       ------------  ------------  ------------  ------------
     Valuation allowance for losses on real estate owned,
        Beginning of period........................................... $      2,035  $      5,857  $      1,679  $      5,070
     Valuation allowance on real estate sold..........................       (1,980)       (4,547)         (833)       (4,548)
     Allocation of purchase discount..................................          211             -         4,879          (979)
     Provision for losses.............................................           90           455           132         2,136
     Addition due to discontinuation of European Operations...........            -           270             -             -
                                                                       ------------  ------------  ------------  ------------
     Valuation allowance for losses on real estate owned,
        end of period................................................. $        357  $      2,035  $      5,857  $      1,679
                                                                       ============  ============  ============  ============

     Real estate owned with a net carrying value of $97 and $3,364 at December 31, 2000 and 1999, respectively, collateralizes short-term borrowings (see Note
12).

8.   LEASEHOLD IMPROVEMENTS AND EQUIPMENT

     Leasehold improvements and equipment consist of the following:

                                                                                         December 31,
                                                                                  --------------------------
                                                                                      2000          1999
                                                                                  ------------  ------------
     Leasehold improvements.....................................................  $        452  $        286
     Furniture and equipment....................................................        10,021        11,006
                                                                                  ------------  ------------
     Total cost.................................................................        10,473        11,292
     Accumulated depreciation and amortization..................................        (6,534)       (6,867)
                                                                                  ------------  ------------
                                                                                  $      3,939  $      4,425
                                                                                  ============  ============


9.  SERVICER ADVANCE RECEIVABLES, NET

     At December 31, 2000, gross servicer advance receivables totaled $35,485, which were netted for purposes of the accompanying consolidated financial statements by $14,224 of collections from mortgagors which were used to fund these advances. The net amount totals $21,261 and is included in the accompanying consolidated statement of financial condition as Servicer advance receivables, net as of December 31, 2000.

     As part of these servicing activities, the Company held customer cash in custodial accounts totaling $34,129 at December 31, 2000 which, for purposes of these consolidated financial statements, is offset against a liability representing amounts due to investors at that date. These amounts are not included in the accompanying consolidated statements of financial condition.

     Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $2,562,409 and $2,113,963 at December 31, 2000 and 1999, respectively.

10.   MORTGAGE SERVICING RIGHTS

     The balances of the Company's mortgage servicing rights (MSRs) as of December 31, 2000 and 1999, and changes during the periods then ended, were as follows:



                                                                                      Seven Months  Five Months
                                                                         Year Ended      Ended         Ended      Year Ended
                                                                        December 31,  December 31,     May 31,    December 31,
                                                                            2000          1999          1999          1998
                                                                        ------------  ------------  ------------  ------------
     Mortgage servicing rights, beginning of period...................  $        507  $          -  $      2,346  $      8,306
     Purchases of mortgage servicing rights...........................         4,433           518             -         7,744
     Amortization.....................................................          (396)          (11)         (154)            -
     Write-down due to impairment.....................................             -             -             -       (13,704)
     Write-down pursuant to fresh-start reporting.....................             -             -        (2,192)            -
                                                                        ------------  ------------  ------------  ------------
     Mortgage servicing rights, end of period.........................  $      4,544  $        507  $          -  $      2,346
                                                                        ============  ============  ============  ============

     The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets. At December 31, 2000 and 1999, the fair values of the Company's MSRs were $7,533 and $2,559, respectively, which were estimated using a discount rate of 15% and prepayment assumptions ranging from 14% to 37%. There were no impairments recorded during the periods then ended.

11.   DEPOSITS

     Deposits consist of the following:


                                                                                         December 31,
                                                                                  --------------------------
                                                                                      2000          1999
                                                                                  ------------  ------------
     Passbook accounts..........................................................  $        872  $        399
     Money market accounts......................................................        18,743         4,383
     NOW/checking...............................................................        10,663        11,321
     Time deposits:
          Less than $100........................................................       166,009       246,098
          $100 or more..........................................................       238,786       157,084
                                                                                  ------------  ------------
     Total deposits.............................................................  $    435,073  $    419,285
                                                                                  ============  ============



     A summary of time deposits as of December 31, 2000, by maturity, is as follows:

     2001.......................................................................  $    376,150
     2002.......................................................................        24,047
     2003.......................................................................         2,236
     2004.......................................................................         1,289
     2005.......................................................................         1,073
                                                                                  ------------
                                                                                  $    404,795
                                                                                  ============

12.   SHORT-TERM BORROWINGS AND FHLB ADVANCES

     Short-term borrowings at December 31, 2000 and 1999 include repurchase agreements and line of credit borrowings. Borrowings under repurchase agreements are primarily used in our Banking Operations for acquisitions of loan pools and mortgage-backed securities. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. In our Specialty Servicing and Finance Operations, we have committed lines of credit which we have used to fund acquisitions of mortgage servicing rights and, to a lesser extent, loan pools. Following is information about short-term borrowings:


                                                                                                     Predecessor
                                                                            Reorganized Company       Company
                                                                         --------------------------  ------------
                                                                                       Seven Months  Five Months
                                                                         Year Ended       Ended         Ended
                                                                         December 31,  December 31,     May 31,
                                                                             2000          1999          1999
                                                                         ------------  ------------  ------------
     Average balance during the period.................................  $     21,323  $     95,521  $    245,900
     Highest amount outstanding during the period......................        45,506       150,339       420,816
     Average interest rate-during the period...........................           9.1%          7.1%          7.3%
     Average interest rate-end of period...............................           6.4%          8.1%          6.1%

     The Bank has an agreement with the Federal Home Loan Bank of San Francisco (the "FHLB") whereby the Bank can apply for advances not to exceed 25% of the Bank's total assets. These advances are secured by FHLB stock, mortgage-backed securities and loans. The balances of FHLB Advances outstanding as of December 31, 2000 and 1999 were $132.0 million and $80.0 million, respectively, and the weighted average interest rate paid on the outstanding balance at December 31, 2000 is 6.58%. As of December 31, 2000, the Bank had $43.5 million of FHLB Advances maturing within two years, $36.0 million maturing within three years, $26.5 million maturing within four years, and $26.0 million maturing within five years.

     The Bank is party to a $100 million Master Repurchase Agreement with Bear Stearns Mortgage Capital Corporation ("BSMCC"). This agreement enables the Bank to purchase pools of loans with immediate financing from BSMCC which can then be repaid as other funding sources are utilized. The Bank also obtains funding from repurchase borrowings on mortgage-backed securities with major investment brokerage houses.

13.   INCOME TAXES

     The domestic and foreign components of income (loss) before domestic and foreign income and other taxes were as follows:

                                                                            Reorganized Company        Predecessor Company
                                                                        --------------------------  --------------------------
                                                                                      Seven Months  Five Months
                                                                        Year Ended       Ended         Ended      Year Ended
                                                                        December 31,  December 31,     May 31,    December 31,
                                                                            2000          1999          1999          1998
                                                                        ------------  ------------  ------------  ------------
     Domestic........................................................   $      6,488  $    (10,009) $    (62,165) $   (184,332)
     Foreign                                                                     290        (3,428)       (5,445)      (21,383)
                                                                        ------------  ------------  ------------  ------------
          Total......................................................   $      6,778  $    (13,437) $    (67,610) $   (205,715)
                                                                        ============  ============  ============  ============

     The components of income tax (benefit) provision were as follows:

                                                                          Reorganized Company          Predecessor Company
                                                                       --------------------------  --------------------------
                                                                                     Seven Months  Five Months
                                                                       Year Ended       Ended         Ended      Year Ended
                                                                       December 31,  December 31,     May 31,    December 31,
                                                                           2000          1999          1999          1998
                                                                       ------------  ------------  ------------  ------------
     Current tax provision (benefit):
          Federal....................................................  $        700  $        467  $        470  $     (7,963)
          State......................................................            50           187           188          (530)
                                                                       ------------  ------------  ------------  ------------
               Total current tax provision (benefit).................           750           654           658        (8,493)
                                                                       ------------  ------------  ------------  ------------
     Deferred tax provision:
          Federal..................................................           2,186             -             -         3,390
          State....................................................             660             -             -           847
          Foreign..................................................               -             -             -           200
                                                                       ------------  ------------  ------------  ------------
               Total deferred tax provision........................           2,846             -             -         4,437
                                                                       ------------  ------------  ------------  ------------
               Total income tax provision (benefit)................    $      3,596  $        654  $        658  $     (4,056)
                                                                       ============  ============  ============  ============

     The tax provision for the year ended December 31, 2000 and the seven-month and five-month periods ended December 31, 1999 and May 31, 1999, respectively, resulted from excess inclusion income earned on certain residual interests in REMICs which cannot be offset by tax losses. The 1998 current tax benefit resulted from a carryback of the 1998 net operating loss, net of taxes paid on REMIC excess inclusion income.

     The difference between the effective tax rate in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

                                                                          Reorganized Company        Predecessor Company
                                                                       --------------------------  --------------------------
                                                                                     Seven Months  Five Months
                                                                       Year Ended       Ended        Ended       Year Ended
                                                                       December 31,  December 31,    May 31,     December 31,
                                                                           2000          1999          1999          1998
                                                                       ------------  ------------  ------------  ------------
     Federal income tax provision (benefit) at statutory rate........          34.0%        (34.0)%       (34.0)        (35.0)%
     State taxes, net of federal tax effect..........................           6.9          (6.8)         (6.8)         (9.4)
     Unconsolidated net operating loss not benefited.................           6.0             -             -             -
     Excess inclusion income from residual interests in REMICs.......          10.0             -             -             -
     Foreign losses with no federal tax benefit......................             -           8.7           2.2           0.8
     Subpart F income................................................             -           3.4           0.5           0.3
     Stock issuance costs............................................             -             -           6.4             -
     Valuation allowance for deferred tax asset......................             -          34.9          36.5          42.0
     Other...........................................................          (3.9)         (1.5)         (3.8)         (0.7)
                                                                       ------------  ------------  ------------  ------------
     Effective income tax rate.......................................          53.0%          4.7%          1.0%         (2.0)%
                                                                       ============  ============  ============  ============


     Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenue and expenses. Deferred income tax assets and liabilities are summarized as follows:

                                                                                                       December 31,
                                                                                                --------------------------
                                                                                                    2000          1999
                                                                                                ------------  ------------
     Deferred tax assets:
          Loans-purchase discounts, allowance for loan losses
             and market valuation adjustments.................................................. $     10,308  $      7,415
          Capitalized mortgage servicing rights................................................        2,181         2,023
          Purchase accounting..................................................................            -            27
          Depreciation and amortization........................................................        1,222           672
          Pass-through income..................................................................        1,272         3,374
          Net operating loss carryforward, net of COD income...................................       32,686        31,809
          Accrued expenses.....................................................................          974         3,752
          Capitalized costs....................................................................        5,971           283
          Goodwill.............................................................................        2,400           515
          Capital loss carryforward............................................................       14,066        14,889
          Other................................................................................        4,958         8,038
                                                                                                ------------  ------------
               Gross deferred tax assets.......................................................       76,038        72,797
                                                                                                ------------  ------------
     Deferred tax liabilities:
          Market adjustment on mortgage-backed securities and hedge instruments................       (2,205)         (242)
          Deferred loan fees...................................................................          (55)         (105)
          FHLB stock dividends.................................................................            -          (820)
          State taxes..........................................................................       (1,991)         (367)
          Purchase accounting..................................................................         (439)            -
                                                                                                ------------  ------------
               Gross deferred tax liabilities..................................................       (4,690)       (1,534)
                                                                                                ------------  ------------
          Total deferred tax asset, net........................................................       71,348        71,263
          Valuation allowance..................................................................      (71,348)      (71,263)
                                                                                                ------------  ------------
               Net deferred tax asset.......................................................... $          -  $          -
                                                                                                ============  ============

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

     As of December 31, 2000, the company has U.S. net operating loss carryforwards and capital loss carryforwards of approximately $48 million and $29.7 million, respectively. In addition, the company has state net operating loss carryforwards. The federal carryforward period runs through 2020. Cancellation of indebtedness income in the amount of $137.3 million was excluded from taxable income in 1999 due to an exception for bankruptcy related debt forgiveness. The amount of cancellation of indebtedness income that was excluded from taxable income has been applied to reduce tax attributes, such as net operating loss and capital loss carryforwards as of January 1, 2000. Accordingly, operating losses are presented net of this amount. In addition, the Company has undergone an ownership change due to the restructuring which results in a limitation on the amount of pre-reorganization losses that may be utilized annually to offset taxable income. The annual limitation on future use of pre-reorganization net operating loss and capital loss carryforwards is approximately $4.3 million.

     The Company has foreign tax net operating loss carryforwards of $4.4 million in the U.K., $9.1 million in Ireland and $11.5 million in France (expiring in 2002 through 2004). As of December 31, 2000, the Company also has a capital loss carryforward of $3.1 million in France expiring in 2007. As noted above, a valuation allowance has been established to offset all U.S., state and foreign net operating loss and capital loss carryforwards. In accordance with SOP 90-7, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards will be recorded as an increase to stockholders' equity.

     The Company has not provided for U.S. deferred income taxes on undistributed earnings of foreign subsidiaries as cumulative losses were generated in each foreign jurisdiction since inception. The Company disposed of its foreign operations during the second quarter of 2000.

     During 1999 the Internal Revenue Service ("IRS") concluded a field audit of the Bank's (formerly known as Girard Savings Bank) income tax return for the year ended December 31, 1995. The Bank agreed to two temporary adjustments that resulted in a $300 thousand payment in 1999.

14.  COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET RISK

     Lease Commitments--The following is a schedule of future minimum rental payments under operating leases as of December 31, 2000:

               2001......................................  $2,120
               2002......................................   1,432
               2003......................................   1,084
               2004......................................     671
               2005......................................     197
                                                           ------
                    Total................................  $5,504
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

     At December 31, 2000 and 1999 the Bank had approximately $20.9 million and $30.5 million respectively, notional principal amount of interest rate swap agreements outstanding. These interest rate swaps were designated as hedges to convert fixed rate income streams on loans to variable rate. These swaps had the effect of increasing the Company's net interest income by approximately $0.1 million for the year ended December 31, 2000 and decreasing net interest income by approximately $0.1 million for the seven-month period ended December 31, 1999, and $0.2 million for the five-month period ended May 31, 1999. The market value of these swaps currently deferred was $22 at December 31, 2000. The weighted average rates for the fixed payments and floating-rate receipts of interest for 2000 and 1999 were 6.25% and 0.23% over USD LIBOR, respectively.

     Purchase Commitments--From time to time, the Company enters into various commitments and letters of intent relating to purchases of loans, foreclosed real estate portfolios and discrete operating companies. There can be no assurance that any of such transactions will ultimately be consummated. It is the Company's policy to generally record such transactions in the financial statements in the period in which such transactions are closed. The Company had no outstanding purchase commitments at December 31, 2000.

     Litigation--The Company, the Bank and WCC, among other parties, are currently defendants to certain lawsuits brought by a number of CCL's clients. Between 1994 and 1998 CCL, as agent for various clients, made a number of loans to the privately-owned company then known as Wilshire Credit Corporation ("WCC") and now known as Capital Wilshire Holdings Inc. ("CWH"). As part of the Company's June 1999 restructuring, it purchased the assets of CWH. In exchange it gave CCL as agent a 49.99% nonvoting ownership interest in WCC with certain rights to convert such interest to a portion of the Company's stock. The plaintiffs allege that CCL and other defendants made improper loans to WCC, thereafter misled the CCL clients by failing to disclose significant losses on $160 million of loans to WCC, and used additional CCL client funds (approximately $71 million) to cover up such losses.

     The Company intends to deny the allegations and contest the claims vigorously. Without limitation, as part of the June, 1999 reorganization of the Company, CCL, as agent for these clients, provided the Company with a release of all claims that these funds might have had against the Company other than claims covered by Company-held insurance policies. The plaintiffs contend that CCL did not have authority to provide this release.

     The District Court of Oregon has appointed a mediator to supervise a limited procedure to permit all of the parties to discover the relevant documents held by each party and to interview relevant witnesses. The mediator then will conduct a mediation proceeding (currently scheduled for the second quarter, 2001) to determine if the numerous claims among the parties can be settled. The Company currently is participating in the limited discovery procedure.

     The Company is a defendant in other legal actions arising from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability, if any, arising from such actions will not materially affect the Company's consolidated results of operations or financial position.

     Other-- In connection with the transfer of the Company's minority ownership interest in WCC to CWH, described in Note 1, the Company provided to CCL a contingent Liquidation Bond in the form of a non-interest bearing obligation to pay CCL, in the event (and only in the event) of any liquidation or dissolution of WCC, $19.3 million less any distributions that CWH receives from its minority ownership interest in WCC. WCC is obligated to keep the bond collateralized with assets of WCC or the Company having a fair market value equal to such bond and, to the extent that it does not do so, the Company may be responsible for the deficiency. A receiver has been appointed for CCL in Securities and Exchange Commission v. Capital Consultants, LLC, et al., U.S. District Court for the District of Oregon, Case No. CV 00-1290 KI, and now holds this Liquidation Bond and controls the minority ownership interest in WCC on behalf of CCL's investors.

      In addition, the holder of the minority ownership interest in WCC is entitled to convert its interest into the Company's common stock at any time after June 10, 2001. The holder also may convert its interest into the Company's common stock or be paid $19.3 million less any prior distributions received from the minority interest at any time upon a merger of the Company into a third party or the purchase of substantially all the stock of the Company by a single third party. Upon the stock conversion or payment of the $19.3 million, the Liquidation Bond is cancelled. The formula for the stock conversion permits the holder of the minority interest in WCC to convert such interest into the number of shares of the common stock of the Company approximately equal to:

                     45% x WCC's trailing 12 month earnings
                ------------------------------------------------
                   WFSG's 12 trailing month earnings per share


Each calculation of earnings is adjusted for extraordinary items and is net after taxes.


15.  REGULATORY MATTERS

     Regulatory Agreements--On February 8, 1999, the OTS terminated a Cease and Desist Order (the "Order") to which the Bank had stipulated in 1996. The Order had prohibited the Bank from increasing total assets in excess of $750 million; purchasing any loans or real estate without the approval of the OTS until certain acquisition and servicing deficiencies had been corrected; and purchasing any non-performing assets or foreclosed real estate until such time as the Bank was rated a composite "3" rating according to the Uniform Financial Institutions Rating System.

      On June 8, 2000, the OTS terminated an OTS directive letter (the "Directive") issued to the Bank on June 3, 1999. The Directive had required prior written approval of the OTS Assistant Regional Director for the Bank to engage in certain activities including material cash expenditures, loan pool purchases, capital distributions and the hiring of any executive officers. Additionally, the Directive had required the adoption of a monthly board resolution indicating that the Bank complied with the provisions stated in the Directive.

      On January 9, 2001, the OTS terminated Cease and Desist Orders to which WFSG, WAC and WCC had stipulated on January 7, 2000. The orders had prohibited these entities from entering into transactions that would cause the Bank to violate or be in violation of transactions with affiliates' regulations. The orders also had required 30-day advance notification before adding, replacing or terminating any member of the Bank's board of directors or any senior executive of the Bank.

     Capital Requirements--The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2000 and 1999, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios as of December 31, 2000 and 1999 are also presented in the table.

     As of December 31, 2000 and 1999, the total core capital and total risk-based capital amounts of the Bank, compared to the OTS minimum requirements, were as follows:


                                                                                                                   To Be
                                                                                                              Categorized as
                                                                                  Amount Required           "Well Capitalized"
                                                                                    For Capital                    under
                                                                                      Adequacy              Prompt Corrective
                                                           Actual                     Purposes              Action Regulations
                                                    Amount        Ratio          Amount       Ratio        Amount         Ratio
                                                 ------------  ------------  ------------  ------------  ------------  ------------
     December 31, 2000
     Total Capital to Risk-Weighted Assets
        (Risk-Based Capital).................... $     62,092          13.5% $     36,770         =>8.0% $     45,963        =>10.0%
     Tier 1 Capital to Risk-Weighted Assets.....       56,261          12.2%       Not Applicable              27,578        => 6.0%
     Core Capital to Adjusted Tangible Assets...       56,261           8.7%       25,759         =>4.0%       32,199        => 5.0%
     Tangible Capital to Tangible Assets........       56,261           8.7%        9,659         =>1.5%         Not Applicable


     December 31, 1999
     Total Capital to Risk-Weighted Assets
        (Risk-Based Capital).................... $     58,746          15.3% $     30,644         =>8.0% $     38,305        =>10.0%
     Tier 1 Capital to Risk-Weighted Assets.....       54,766          14.3%        Not Applicable             22,983        => 6.0%
     Core Capital to Adjusted Tangible Assets...       54,766           9.7%       22,474         =>4.0%       28,092        => 5.0%
     Tangible Capital to Tangible Assets........       54,766           9.7%        8,428         =>1.5%         Not Applicable

16.   RELATED PARTY TRANSACTIONS

     At December 31, 1999, the Company had a $5.0 million note payable to WREI bearing interest at 12%, which was funded under a debtor-in-possession ("DIP") Facility. WREI owned 14.4% of the Company's outstanding common stock at December 31, 2000 and 1999.

     From WREI's inception in April 1998 until September 1999, Wilshire Realty Services Corporation ("WRSC"), a subsidiary of the Company, was the manager of WREI and earned a management fee based on the level of WREI's investment assets. The Company, through WRSC, earned management fee income of $1.1 million for the seven months ended December 31, 1999, $1.3 million for the five months ended May 31, 1999, and $3.2 million for the year ended December 31, 1998.

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

     In December 1999, the Company entered into an agreement with WREI. The principal terms of the agreement include, but are not limited to, the following:
WFSG sold to WREI all of its interest in WREI's common stock, including 992,587 shares of WREI common stock, and rights to previously declared dividend on such shares, and options to purchase an additional 1,112,500 shares; WFSG released WREI from the management fee otherwise payable by WREI under a management agreement between WFSG and WREI for the quarterly period ended September 30, 1999; WREI cancelled WFSG's obligations under the PIK notes previously issued by WFSG to WREI; and WFSG issued to WREI an unsecured promissory note in the amount of $275 bearing interest at 9%.

     In August 2000, the Company reached an agreement with WREI pursuant to which the $5.0 million DIP loan and the $275 promissory note were settled in full. During the year ended December 31, 2000, the Company incurred approximately $0.4 million in interest expense to WREI on these notes.

     At December 31, 2000 and 1999, the Company had outstanding loans to a partner of CCL (the 49.99% minority owner of WCC) with unpaid principal balances of approximately $2.6 million and $3.1 million, respectively, bearing interest at 15.5%.

17.  NET EARNINGS (LOSS) PER SHARE

     The Company has outstanding stock options which are considered common stock equivalents in the calculation of earnings per share. Following is a reconciliation of net income available to common shareholders and weighted average shares outstanding as used to calculate basic and diluted earnings per share for the year ended December 31, 2000.






                                                                                                  Weighted
                                                                                                  Average      Per Share
                                                                                     Income        Shares        Amount
                                                                                  ------------  ------------  ------------
     Year ended December 31, 2000
     Net income before extraordinary item.......................................  $      3,182    20,035,458  $       0.16
     Extraordinary item, net of tax.............................................           239    20,035,458          0.01
                                                                                  ------------  ------------  ------------
     Net income applicable to common stock......................................         3,421    20,035,458          0.17
     Dilution from common stock equivalents.....................................             -       219,905             -
                                                                                  ------------  ------------  ------------
     Diluted income per share...................................................  $      3,421    20,255,363  $       0.17
                                                                                  ============  ============  ============


     For the seven-month period subsequent to the Company's restructuring, the Company had outstanding stock options on its new common stock, some of which are required to be considered common stock equivalents. However, the Company experienced a loss for this period, which resulted in common stock equivalents having an anti-dilutive effect on loss per share. Therefore, loss per share is calculated by dividing net loss by the 20,033,600 outstanding shares of the Company's new common stock.

                                                                                                     Weighted
                                                                                                     Average      Per Share
                                                                                       Net Loss       Shares        Amount
                                                                                     ------------  ------------  ------------
     Seven months ended December 31, 1999
     Net loss applicable to common stock...........................................  $    (14,091)   20,033,600  $      (0.70)
     Dilution from common stock equivalents........................................             -             -             -
                                                                                     ------------  ------------  ------------
     Diluted loss per share........................................................  $    (14,091)   20,033,600  $      (0.70)
                                                                                     ============  ============  ============

     For the five months ended May 31, 1999, the Company had outstanding stock options on its old common stock which were considered common stock equivalents in the calculation of (loss) earnings per share. However, because the exercise price of the options then outstanding on the Company's old common stock exceeded the average market price of the common stock during the period, exercise of the options would have been anti-dilutive. As a result, the weighted average shares outstanding is the same for basic and diluted (loss) earnings per share, which is calculated by dividing (loss) income by the 10,885,000 outstanding shares of old common stock, as follows:

                                                                                                    Weighted
                                                                                                    Average      Per Share
                                                                                   (Loss) Income     Shares        Amount
                                                                                   -------------  ------------  ------------
     Five months ended May 31, 1999
     Net loss before extraordinary item.........................................   $     (68,268)   10,885,000  $      (6.27)
     Extraordinary item, net of tax.............................................         225,606    10,885,000         20.72
                                                                                   -------------  ------------  ------------
     Net income applicable to common stock......................................         157,338    10,885,000         14.45
     Dilution from common stock equivalents.....................................               -             -             -
                                                                                   -------------  ------------  ------------
     Diluted income per share...................................................   $     157,338    10,885,000  $      14.45
                                                                                   =============  ============  ============

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



                                                                                                   Weighted
                                                                                                   Average      Per Share
                                                                                    Net  Loss       Shares        Amount
                                                                                   ------------  ------------  ------------
     Year Ended December 31, 1998
     Net loss...................................................................   $   (201,659)
     Preferred stock dividend...................................................           (417)
                                                                                   ------------
     Net loss applicable to common stock........................................   $   (202,076)
                                                                                   ============
     Basic loss per share.......................................................   $   (202,076)   10,676,685  $     (18.93)
     Dilution from common stock equivalents.....................................              -             -             -
                                                                                   ------------  ------------  ------------
     Diluted loss per share.....................................................   $   (202,076)   10,676,685  $     (18.93)
                                                                                   ============  ============  ============


18.   EMPLOYEE BENEFITS AND AGREEMENTS

     Profit Sharing Plan--The Company's employees participate in a defined contribution profit sharing and 401(k) plan sponsored by companies included in the Company's "control group." At the discretion of the Company's Board of Directors, the Company may elect to contribute to the plan based on profits of the Company or based on matching participants' contributions. For the year ended December 31, 2000, the Company contributed $468 to the plan. For the seven-month period ended December 31, 1999 and for the year ended December 31, 1998, the Company contributed $395 and $172, respectively, to the plan. There was no such contribution for the five-month period ended May 31, 1999.

     Employment Agreements--On September 3, 1999 the Company hired Stephen Glennon as Chief Executive Officer. Until April 1, 2000, Mr. Glennon's salary was $25 thousand per month and in January 2000, Mr. Glennon was granted 400,000 stock options at a price of $1.0625 per share. One-third of the options vested on January 1, 2000, one-third of the options will vest on June 30, 2001 and one-third will vest on June 30, 2002. Commencing April 1, 2000 Mr. Glennon began receiving a salary of $24.00 per year for two years, and is reimbursed for certain living expenses. Mr. Glennon also was granted 575,000 stock options at a price of $1.19 per share. The options vest at the rate of 25,000 per month for each month of employment completed by Mr. Glennon. The options have acceleration provisions whereby, in the event of a change in control of the Company, the options would vest automatically and immediately become exercisable. All options were granted at a price equal to the fair market value of the Company's common stock at the date of grant.

     On November 15, 1999 the Bank hired Richard S. Cupp as Chief Executive Officer and President for a two-year term. A signing bonus of $40,000 was paid to Mr. Cupp on January 3, 2000. Mr. Cupp's annual salary is $250,000 and Mr. Cupp was granted 200,000 stock options at a price of $1.00 per share. One-third of the options vested on January 1, 2000, one-third of the options will vest on June 30, 2001, and one-third will vest on June 30, 2002. In September 2000 Mr. Cupp was granted an additional 50,000 stock options at $1.375 per share. The options vest in three equal annual installments beginning on June 1, 2001. The options have acceleration provisions whereby, in the event of a change in control of the Company or the Bank, the options would vest automatically and immediately become exercisable. All options were granted at a price equal to the fair market value of the Company's common stock at the date of grant.

     In October, 2000, the Company gave its five senior officers (other than Stephen Glennon, its Chief Executive Officer) change-in-control agreements. These agreements provide that, in the event of a change in control of the Company, these executives would be entitled to receive a severance payment equal to their annual base salary if within a specified period of time after a change in control, their employment is involuntarily terminated by the Company for any reason other than cause or death or disability, or they voluntarily terminate their employment pursuant to certain circumstances ("Good Reason"). The specified period of time for Bruce Weinstein, the Company's Chief Financial Officer, and Jay Memmott, the President of WCC, is 120 days. The specified period of time for the other three executives is one year. In addition, Messrs. Weinstein and Memmott are entitled to their severance payment if they terminate their employment after the 120-day period and before one year after the change of control. Mr. Glennon receives stock options for his compensation and the vesting of these stock options is accelerated pursuant to change in control provisions in the Amended Equity Participation Plan.

     Stock Options--The Company adopted a new stock option plan, the Equity Participation Plan, on December 2, 1999. The Equity Participation Plan permits the Company to grant incentive stock options ("ISOs"), non-statutory stock options ("NSOs"), restricted stock and stock appreciation rights (collectively "Awards") to employees, directors and consultants of the Company and subsidiaries of the Company. In June 2000 the Equity Participation Plan was amended to increase the number of shares reserved for issuance by 1,200,000 shares of common stock to an aggregate of 4,000,000 shares, and to allow any participant in the Plan to receive grants of options or other awards with respect to up to 1,000,000 shares of common stock per year. In January 2001 the Plan was further amended to revise the definition of "change in control" in those provisions of the Plan that permit accelerated vesting of the options in the event of a change in control. The Board of Directors has delegated administration of the Equity Participation Plan to the Compensation Committee (the "Committee").

     Under the Equity Participation Plan, the Committee may grant ISOs and NSOs. The option exercise price of both ISOs and NSOs may not be less than the fair market value of the shares covered by the option on the date the option is granted. The Committee may also grant Awards of restricted shares of Common Stock. Each restricted stock Award would specify the number of shares of Common Stock to be issued to the recipient, the date of issuance, any consideration for such shares and the restrictions imposed on the shares (including the conditions of release or lapse of such restrictions). The Committee may also grant Awards of stock appreciation rights. A stock appreciation right entitles the holder to receive from the Company, in cash or Common Stock, at the time of exercise, the excess of the fair market value at the date of exercise of a share of Common Stock over a specified price fixed by the Committee in the Award, multiplied by the number of shares as to which the right is being exercised. The specified price fixed by the Committee will not be less than the fair market value of shares of Common Stock at the date the stock appreciation right was granted.

     In 2000, the Committee granted options for a total of 3,135,000 shares to officers and directors of the Company and the Bank. In 1999, the Committee granted 200,000 options to the Chief Executive Officer and President of the Bank pursuant to his employment agreement discussed earlier, and options for 170,000 shares to directors of the Company and the Bank.

      A summary of the Company's stock options as of December 31, 2000 and 1999, and changes during the periods then ended, is presented below:

                                            Reorganized Company                                 Predecessor Company
                            --------------------------------------------------- ---------------------------------------------------
                                    Year Ended           Seven Months Ended        Five Months Ended             Year Ended
                                December 31, 2000         December 31, 1999           May 31, 1999            December 31, 1998
                            ------------------------- ------------------------- ------------------------- -------------------------
                                          Weighted                  Weighted                  Weighted                  Weighted
                                           Average                   Average                   Average                   Average
                                          Exercise                  Exercise                  Exercise                  Exercise
                               Shares       Price        Shares       Price        Shares       Price        Shares       Price
                            ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
Outstanding at beginning
of period...................     370,000 $       1.10            - $          -    1,809,776 $      15.62    1,387,326 $      13.58
Cancelled...................           -            -            -            -   (1,809,776)           -            -            -
Granted ....................   3,135,000         1.15      370,000         1.10            -            -      422,450        22.34
Forfeited...................    (348,000)        1.06            -            -            -            -            -            -
                            ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
Outstanding at end of
    period..................   3,157,000 $       1.16      370,000 $       1.10            -            -    1,809,776 $      15.62
                            ============ ============ ============ ============ ============ ============ ============ ============
Exercisable at end of
    period..................     806,659 $       1.10            - $          -            - $          -    1,755,988 $      15.89
                            ============ ============ ============ ============ ============ ============ ============ ============



     Additional information regarding options outstanding as of December 31, 2000 is as follows:


                                                                                               Weighted-      Weighted-
                                                                                                Average        Average
                                   Range of                                                    Remaining      Exercise
                                Exercise Prices                                    Shares         Life         Price
                               -----------------                                ------------  ------------  ------------
     $0.88....................................................................        30,000          9.25         $0.88
     $1.00-$1.06..............................................................     1,547,000          9.05         $1.05
     $1.16-$1.19..............................................................       725,000          9.33         $1.18
     $1.22....................................................................       170,000          8.93         $1.22
     $1.38....................................................................       685,000          9.73         $1.38

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its Equity Participation Plan. Accordingly, no compensation expense has been recognized for grants under the Equity Participation Plan. Had compensation expense for the Company's Equity Participation Plan been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 2000 would have been reduced to the pro forma amounts indicated below. There was no pro-forma adjustment to record compensation expense under SFAS No. 123 for the seven months ended December 31, 1999 as the options were granted near year-end. In addition, there was no pro-forma adjustment under SFAS 123 for the five months ended May 31, 1999 since the options then outstanding were canceled as part of the Company's reorganization (see Note 1).

                                                                                  Year Ended     Year Ended
                                                                                  December 31,  December 31,
                                                                                      2000          1998
                                                                                  ------------  ------------
     Net income to common shareholders:
          As reported...........................................................  $      3,421  $   (201,659)
          Pro forma.............................................................         3,009      (202,816)
     Net  income per common and common share equivalent: Basic and diluted income per share:
               As reported......................................................  $       0.17  $     (18.93)
               Pro forma........................................................          0.15        (19.04)

     There were no options granted during the year ended December 31, 2000, the seven months ended December 31, 1999, or the year ended December 31, 1998 with exercise prices below the market value of the stock at the grant date. (The Company did not grant any options during the five months ended May 31, 1999.) The weighted average fair values of options granted during the year ended December 31, 2000, the seven months ended December 31, 1999, and the year ended December 31, 1998 were $0.94, $0.88 and $11.21, respectively. Fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 72%
(2000) and 25% (1998), risk-free interest rate of 4.8% (2000) and 6.6% (1998), and expected lives of five years.

19.   ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

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


                                                                                     December 31, 2000
                                                                                 --------------------------
                                                                                   Carrying     Estimated
                                                                                    Amount      Fair Value
                                                                                 ------------  ------------
     Assets:
          Cash and cash equivalents............................................. $      9,516  $      9,516
          Mortgage-backed securities available for sale.........................       54,138        54,138
          Loans, net, and loans and discounted loans held for sale, net.........      572,090       585,007
          Federal Home Loan Bank stock..........................................        6,615         6,615
          Servicer advance receivables, net.....................................       21,261        17,404
     Liabilities:
          Deposits..............................................................      435,073       418,883
          Short-term borrowings.................................................       10,757        10,757
          FHLB advances.........................................................      132,000       136,034
     Off-balance-sheet instruments:
          Interest-rate swaps...................................................            -            22



                                                                                      December 31, 1999
                                                                                  --------------------------
                                                                                    Carrying     Estimated
                                                                                     Amount      Fair Value
                                                                                  ------------  ------------
     Assets:
          Cash and cash equivalents.............................................  $     54,168  $     54,168
          Mortgage-backed securities available for sale.........................        43,583        43,583
          Mortgage-backed securities held to maturity...........................        10,166         9,930
          Securities held to maturity...........................................         5,979         5,985
          Loans, discounted loans, and loans held for sale, net.................       483,174       487,232
          Federal Home Loan Bank stock..........................................         5,575         5,575
          Servicer advances, net................................................        25,074        17,719
     Liabilities:
          Deposits..............................................................       419,285       416,822
          Short-term borrowings.................................................        31,927        31,927
          FHLB advances.........................................................        80,000        78,926
          Notes payable.........................................................         5,275         5,275
     Off-balance-sheet instruments:
          Interest-rate swaps...................................................             -           131

     The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are explained below:

     Cash and Cash Equivalents--The carrying amounts approximate fair values due to the short-term nature of these instruments.

     Securities and Mortgage-Backed Securities--The fair values of securities are generally obtained from discounted cash flow models, market bids for similar or identical securities, independent security brokers or dealers.

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

     Servicer Advances--The fair value calculation for servicer advances is separately performed for the following categories of advances:

1) Advances related to scheduled remittances on certain securitizations for borrowers who are current 2) Advances related to scheduled remittances on certain securitizations for borrowers who are delinquent 3) Impound payments and loan collection costs on securitizations and other servicing arrangements

     Advances on scheduled remittances on certain securitizations approximate their book value for borrowers who are current, as the funds expended are generally repaid by the mortgagors in a matter of days. For advances on scheduled remittances on certain securitizations where the borrowers are delinquent, the expected repayments are anticipated to occur generally within twelve months, although a portion of such advances may be repaid over the term of the underlying loans, and have been discounted utilizing the Company's cost of funds rate. Impound payments and loan collection costs on securitizations and other servicing arrangements are also generally recovered within twelve months, and have been discounted utilizing the Company's costs of funds rate.

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

20.  OPERATING SEGMENTS

     The Company's reportable operating segments, as defined by the Company's management, consist of its Banking operations and Specialty Servicing and Finance operations. The operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

     Banking - The Company's banking operations are conducted through FBBH. The Bank is engaged in the acquisition and origination of mortgage loans, and merchant bankcard processing. The primary source of liquidity for the Bank's acquisitions and originations is retail deposits, FHLB advances, and, to a lesser extent, committed short-term line of credit facilities. The Bank is a federally chartered savings bank and is regulated by the OTS.

     Specialty Servicing and Finance - The Company conducts its Specialty Servicing and Finance Operations through its majority-owned servicing subsidiary, Wilshire Credit Corporation ("WCC"), and through its wholly-owned investment subsidiary, Wilshire Funding Corporation ("WFC"). As more fully discussed below, WCC invests in and services mortgage pools which require expertise in potential or actual loss mitigation and/or investor reporting. WFC co-invests with institutional investors in such mortgage pools and servicing rights. The Company's Specialty Servicing and Finance Operations' funding sources consist primarily of internal liquidity, commercial banking, institutional lenders and co-investors, under debt service repayment terms which generally parallel the anticipated principal repayments and prepayments of the underlying loan pools.

     Holding Company and Miscellaneous Operations - The Company's Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the aforementioned business segments, and includes eliminations of intercompany accounts and transactions.

          Segment data for the year ended December 31, 2000, the seven months ended December 31, 1999, the five months ended May 31, 1999, and the year ended December 31, 1998 is as follows:

                                                                 Year Ended December 31, 2000
                                                   ----------------------------------------------------------
                                                                    Specialty
                                                                  Servicing and     Holding
                                                      Banking        Finance        Company         Total
                                                   -------------  -------------  -------------  -------------
   Interest income..............................   $      50,847  $       4,364  $        (691) $      54,520
   Interest expense.............................          33,946          1,276            416         35,638
                                                   -------------  -------------  -------------  -------------
   Net interest income (loss)...................          16,901          3,088         (1,107)        18,882
   (Recapture of) provision for loan losses.....          (5,800)         1,669            104         (4,027)
                                                   -------------  -------------  -------------  -------------
   Net interest income (loss) after (recapture of)
     Provision for loan losses..................          22,701          1,419         (1,211)        22,909
   Other income (loss)..........................           8,623         17,061           (318)        25,366
   Other expense................................          23,022         22,027         (3,552)        41,497
                                                   -------------  -------------  -------------  -------------
   Income (loss) before taxes and extraordinary
     item.......................................           8,302         (3,547)         2,023          6,778
   Income tax provision.........................           3,570              -             26          3,596
                                                   -------------  -------------  -------------  -------------
   Income (loss) before extraordinary item......           4,732         (3,547)         1,997          3,182
   Extraordinary item...........................               -              -            239            239
                                                   -------------  -------------  -------------  -------------
   Net income (loss)............................   $       4,732  $      (3,547) $       2,236  $       3,421
                                                   =============  =============  =============  =============
   Total assets.................................   $     648,912  $      54,865  $      (8,213) $     695,564
                                                   =============  =============  =============  =============


                                                                       Reorganized Company
                                                                       -------------------
                                                                       Seven Months Ended
                                                                        December 31, 1999
                                                   ----------------------------------------------------------
                                                                    Specialty
                                                                  Servicing and     Holding
                                                      Banking        Finance        Company         Total
                                                   -------------  -------------  -------------  -------------
   Interest income.............................    $      28,350  $       7,459  $         949  $      36,758
   Interest expense............................           17,447          2,459            957         20,863
                                                   -------------  -------------  -------------  -------------
   Net interest income (loss)..................           10,903          5,000             (8)        15,895
   (Recapture of) provision for loan losses               (1,250)         2,185             90          1,025
                                                   -------------  -------------  -------------  -------------
   Net interest income (loss) after
     (recapture of) provision for loan losses..           12,153          2,815            (98)        14,870
   Other income (loss).........................            2,498          4,384         (4,139)         2,743
   Other expense...............................           10,917         16,817          3,316         31,050
                                                   -------------  -------------  -------------  -------------
   Income (loss) before taxes..................            3,734         (9,618)        (7,553)       (13,437)
   Income tax provision (benefit)..............            1,606              -           (952)           654
                                                   -------------  -------------  -------------  -------------
   Net income (loss)...........................    $       2,128  $      (9,618) $      (6,601) $     (14,091)
                                                   =============  =============  =============  =============
   Total assets................................    $     566,755  $      76,942  $      10,821  $     654,518
                                                   =============  =============  =============  =============





                                                                       Predecessor Company
                                                                       -------------------
                                                                        Five Months Ended
                                                                           May 31, 1999
                                                  ----------------------------------------------------------
                                                                  Specialty
                                                                 Servicing and     Holding
                                                     Banking        Finance        Company         Total
                                                  -------------  -------------  -------------  -------------

   Interest income............................    $      17,771  $       8,537  $       1,557  $      27,865
   Interest expense...........................           11,680          4,732          6,717         23,129
                                                  -------------  -------------  -------------  -------------
   Net interest income (loss).................            6,091          3,805         (5,160)         4,736
   Provision for (recapture of) loan losses...                -          2,875           (178)         2,697
                                                  -------------  -------------  -------------  -------------
   Net interest income (loss) after
     provision for (recapture of) loan losses.            6,091            930         (4,982)         2,039
   Other income...............................            4,378          6,554          2,827         13,759
   Other expense..............................            7,778         16,437          7,159         31,374
                                                  -------------  -------------  -------------  -------------
   Income (loss) before reorganization
     items, taxes and extraordinary item......            2,691         (8,953)        (9,314)       (15,576)
   Reorganization items.......................                -        (27,636)       (24,398)       (52,034)
                                                  -------------  -------------  -------------  -------------
   Income (loss) before taxes and
     extraordinary item.......................            2,691        (36,589)       (33,712)       (67,610)
   Income tax provision (benefit).............            1,357              -           (699)           658
                                                  -------------  -------------  -------------  -------------
   Income (loss) before extraordinary item....            1,334        (36,589)       (33,013)       (68,268)
   Extraordinary item.........................                -         78,978        146,628        225,606
                                                  -------------  -------------  -------------  -------------
   Net income.................................    $       1,334  $      42,389  $     113,615  $     157,338
                                                  =============  =============  =============  =============
   Total assets...............................    $     606,954  $     125,893  $      54,440  $     787,287
                                                  =============  =============  =============  =============



                                                                Specialty
                                                              Servicing and     Holding
               1998 Segment Data                  Banking        Finance        Company         Total
               -----------------               -------------  -------------  -------------  -------------
   Interest income.........................    $      41,813  $      88,512  $      10,191  $     140,516
   Interest expense........................           29,775         63,644         32,039        125,458
                                               -------------  -------------  -------------  -------------
   Net interest income (loss)..............           12,038         24,868        (21,848)        15,058
   (Recapture of) provision for loan losses           (5,100)        18,438              -         13,338
                                               -------------  -------------  -------------  -------------
   Net interest income (loss) after
   (recapture of)
     Provision for loan losses.............           17,138          6,430        (21,848)         1,720
   Other income (loss).....................            6,528        (86,601)       (14,080)       (94,153)
   Other expense...........................           12,878         77,681         22,723        113,282
                                               -------------  -------------  -------------  -------------
   Income (loss) before taxes..............           10,788       (157,852)       (58,651)      (205,715)
   Income tax provision (benefit)..........            4,639         (5,225)        (3,470)        (4,056)
                                               -------------  -------------  -------------  -------------
   Net income (loss).......................    $       6,149  $    (152,627) $     (55,181) $    (201,659)
                                               =============  =============  =============  =============
   Total assets............................    $     594,259  $     404,794  $      85,200  $   1,084,253
                                               =============  =============  =============  =============

21.   QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                                                                     Quarters Ended
                                                                 ------------------------------------------------------
                                                                 December 31,  September 30,   June 30,     March 31,
                                                                     2000          2000          2000          2000
                                                                 ------------  ------------  ------------  ------------
Interest income...............................................   $     13,673  $     14,291  $     14,088  $     12,468
Interest expense..............................................          9,976         9,321         9,032         7,309
Provision for (recapture of) for loan losses..................            200        (1,131)       (1,700)       (1,396)
                                                                 ------------  ------------  ------------  ------------
Net interest income after provision for (recapture of)
   loan losses................................................          3,497         6,101         6,756         6,555
Non-interest income...........................................          5,840         8,035         5,319         6,172
Non-interest expense..........................................          9,659        11,284        10,021        10,533
                                                                 ------------  ------------  ------------  ------------
(Loss) income before taxes and extraordinary item.............           (322)        2,852         2,054         2,194
Income tax provision..........................................            453         1,238           929           976
                                                                 ------------  ------------  ------------  ------------
(Loss) income before extraordinary item.......................           (775)        1,614         1,125         1,218
Extraordinary item............................................              -           239             -             -
                                                                 ------------  ------------  ------------  ------------
Net (loss) income.............................................   $       (775) $      1,853  $      1,125  $      1,218
                                                                 ============  ============  ============  ============
Basic and diluted (loss) earnings per share...................   $      (0.04) $       0.09  $       0.06  $       0.06


                                                                                     Quarters Ended
                                                                 ------------------------------------------------------
                                                                 December 31,  September 30,   June 30,     March 31,
                                                                     1999          1999          1999          1999
                                                                 ------------  ------------  ------------  ------------
Interest income...............................................   $     14,204  $     16,673  $     16,543  $     17,203
Interest expense..............................................          8,741         9,348         9,276        16,627
Provision for (recapture of) loan losses......................          1,685          (741)        2,708            70
                                                                 ------------  ------------  ------------  ------------
Net interest income after provision for (recapture of)
   loan losses................................................          3,778         8,066         4,559           506
Non-interest (loss) income....................................            974        (1,264)        7,328         9,464
Non-interest expense..........................................         10,680        13,634        16,995        21,115
                                                                 ------------  ------------  ------------  ------------
Loss before reorganization items,
   taxes and extraordinary item...............................         (5,928)       (6,832)       (5,108)      (11,145)
Reorganization items..........................................              -             -       (37,601)      (14,433)
                                                                 ------------  ------------  ------------  ------------
Loss before taxes and extraordinary item......................         (5,928)       (6,832)      (42,709)      (25,578)
Income tax provision..........................................            225           304           408           375
                                                                 ------------  ------------  ------------  ------------
Loss before extraordinary item................................         (6,153)       (7,136)      (43,117)      (25,953)
Extraordinary item............................................              -             -       225,606             -
                                                                 ------------  ------------  ------------  ------------
Net (loss) income.............................................   $     (6,153) $     (7,136) $    182,489  $    (25,953)
                                                                 ============  ============  ============  ============
Basic and diluted loss per share..............................   $      (0.31) $      (0.36)          N/A  $      (2.38)


22.   PARENT COMPANY INFORMATION (Unaudited)

Condensed Statements of Financial Condition

                                                                                           December 31,
                                                                                   --------------------------
                                                                                       2000          1999
                                                                                   ------------  ------------
     ASSETS
     Cash and cash equivalents..................................................   $        255  $        790
     Due from affiliates, net...................................................              -        30,732
     Investment in subsidiaries.................................................         89,261        54,130
     Prepaid expenses and other assets..........................................          5,549         1,237
                                                                                   ------------  ------------
                                                                                   $     95,065  $     86,889
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable and other liabilities.....................................   $      2,594  $      6,171
     Short-term borrowings......................................................              -         2,385
     Due to affiliates, net.....................................................          5,876             -
                                                                                   ------------  ------------
               Total liabilities................................................          8,470         8,556
     Contributed and retained equity ...........................................         86,595        78,333
                                                                                   ------------  ------------
                                                                                   $     95,065  $     86,889
                                                                                   ============  ============

Condensed Statements of Operations

                                                                                                    Year Ended December 31,
                                                                                            -------------------------------------
                                                                                               2000         1999         1998
                                                                                            -----------  -----------  -----------

     Interest income....................................................................    $        66  $     1,144  $     6,152
     Interest expense...................................................................            454       18,197       29,419
                                                                                            -----------  -----------  -----------
     Net interest expense...............................................................           (388)     (17,053)     (23,267)
     Non-interest income (loss).........................................................          3,150       (2,441)     (14,056)
     Non-interest expense...............................................................          1,606       13,934        3,944
                                                                                            -----------  -----------  -----------
     Income (loss) before income tax provision (benefit), equity in earnings (losses)
        of subsidiaries, and extraordinary item.........................................          1,156      (33,428)     (41,267)
     Income tax provision (benefit).....................................................            495         (968)       1,217
     Equity in earnings (losses) of subsidiaries........................................          2,521       25,536     (159,175)
     Extraordinary item.................................................................            239      150,171            -
                                                                                            -----------  -----------  -----------
     Net income (loss)..................................................................    $     3,421  $   143,247  $  (201,659)
                                                                                            ===========  ===========  ===========

Condensed Statements of Cash Flows (Unaudited)

                                                                                              Year Ended December 31,
                                                                                     ----------------------------------------
                                                                                         2000          1999          1998
                                                                                     ------------  ------------  ------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)..........................................................  $      3,421  $    143,247  $   (201,659)
        Adjustments to reconcile net income (loss) to net cash provided by (used in)
           operating activities:
          Market valuation losses and impairments..................................             -         2,770        12,443
          Amortization and accretion of discounts..................................            89            88         5,417
          Loss (gain) on sale of mortgage backed securities
             available for sale....................................................             -           110        (1,247)
          Equity in earnings of subsidiaries.......................................        (2,521)      (25,536)      161,609
          Reorganization items:
             Write-off of unamortized debt issuance costs..........................             -        11,319             -
             Gain on extinguishment of debt........................................             -      (150,171)            -
          Other....................................................................             -          (414)            -
          Change in:
             Prepaid expenses and other assets.....................................          (878)       16,824         1,806
             Accounts payable and other liabilities................................        (3,577)        5,621        10,366
             Due from affiliate, net...............................................         5,635        (4,680)      (46,656)
                                                                                     ------------  ------------  ------------
               Net cash provided by (used in) operating activities.................         2,169          (822)      (57,921)
                                                                                     ------------  ------------  ------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of mortgage-backed securities available
             For sale..............................................................             -             -       (36,357)
          Principal repayment of mortgage-backed securities
             Available for sale....................................................             -           228        12,056
          Proceeds from sale of mortgage-backed securities,
             Available for sale....................................................             -        11,298        77,532
          Dividend received from subsidiary........................................             -           385             -
          Net investment in subsidiaries...........................................          (230)         (250)      (20,558)
                                                                                     ------------  ------------  ------------
               Net cash (used in) provided by investing activities.................          (230)       11,661        32,673
                                                                                     ------------  ------------  ------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
          Redemption of preferred stock............................................             -             -       (29,521)
          Proceeds from short term borrowings......................................             -         2,241        27,311
          Repayments of short term borrowings......................................        (2,474)      (13,964)      (68,473)
          Issuance of capital stock................................................             -             -        61,811
          Purchase of treasury stock...............................................             -             -        (2,728)
                                                                                     ------------  ------------  ------------
                  Net cash used in financing activities............................        (2,474)      (11,723)      (11,600)
                                                                                     ------------  ------------  ------------
     NET DECREASE IN CASH AND CASH EQUIVALENTS.....................................          (535)         (884)      (36,848)
     CASH AND CASH EQUIVALENTS:
          Beginning of year........................................................           790         1,674        38,522
                                                                                     ------------  ------------  ------------
          End of year..............................................................  $        255  $        790  $      1,674
                                                                                     ============  ============  ============


     NONCASH FINANCING ACTIVITIES:
          Conversion of affiliate receivable to
             Investment in subsidiary..............................................             -             -  $    120,000
     NONCASH REORGANIZATION ITEMS:
          Cancellation of old common stock.........................................             -  $    114,856             -
          Issuance of new common stock in exchange for
             Notes payable and accrued interest thereon............................             -        86,819             -

                                   SIGNATURES




     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 30, 2001 by the undersigned, thereunto duly authorized.


                                          WILSHIRE FINANCIAL SERVICES GROUP INC.


                                            BY: /S/ STEPHEN P. GLENNON
                                            --------------------------
                                            Stephen P. Glennon
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.


                  Signature                    Title

     /s/   LARRY B. FAIGIN               Chairman of the Board
     ------------------------------
           Larry B. Faigin


     /s/   STEPHEN P. GLENNON            Chief Executive Officer and Director
     ------------------------------
           Stephen P. Glennon


     /s/   BRUCE A. WEINSTEIN            Chief Financial Officer
     ------------------------------
           Bruce A. Weinstein


     /s/   KENT M. GARDNER               Vice President and Corporate Controller
     ------------------------------
           Kent M. Gardner


     /s/   ELIZABETH F. AAROE            Director
     ------------------------------
           Elizabeth F. Aaroe


     /s/   ROBERT M. DEUTSCHMAN          Director
     ------------------------------
           Robert M. Deutschman


     /s/   PETER S. FISHMAN              Director
     ------------------------------
           Peter S. Fishman


     /s/   EDMUND M. KAUFMAN             Director
     ------------------------------
           Edmund M. Kaufman


     /s/   DANIEL A. MARKEE              Director
     ------------------------------
           Daniel A. Markee

Exhibit Index

     The following exhibits are filed as part of this report.

2.1 Solicitation and Disclosure Statement dated February 1, 1999, (incorporated by reference to the Company's current report on Form 8-K dated February 8, 1999).
2.2 Form of Plan of Reorganization (incorporated by reference to the Company's current report on form 8-K dated February 8, 1999).
++3.1     Certificate of Incorporation
*3.2     Amended and Restated By-laws
*10.15   Amended and Restated 1999 Equity Participation Plan dated January 31,
         2001
10.16 Master Repurchase Agreement dated November 26, 1999 between CS First Boston Mortgage Capital LLC and Wilshire Funding Corp. (incorporated by reference to the Company's report on Form 10-K dated March 30, 2000)
10.17 Master Repurchase Agreement dated December 15, 1999 between CS First Boston (Europe) Limited and Wilshire Funding Corp. (incorporated by reference to the Company's report on Form 10-K dated March 30, 2000)
10.18 Post-Restructuring Agreement dated June 8, 1999 among WCC, Capital Consultants, Inc. and Wilshire Financial Services Group Inc. (incorporated by reference to the Company's report on Form 10-K dated March 30, 2000)
10.19 DIP Loan Agreement dated March 3, 1999 between Wilshire Real Estate Partnership L.P. and Wilshire Financial Services Group Inc. (incorporated by reference to the Company's report on Form 10-K dated March 30, 2000)
**10.20 Settlement Agreement dated December 10, 1999 between Wilshire Real Estate Investment Inc. and Wilshire Financial Services Group Inc.
*10.21 Employment Agreement dated November 15, 1999 between First Bank of Beverly Hills, F.S.B. and Richard S. Cupp
*10.22 Stock Option Agreement dated January 27, 2000 between the Company and Steven P. Glennon
*10.23 Incentive Stock Option Agreement dated February 29, 2000 between the Company and Steven P. Glennon
*10.24   Wilshire Financial Services Group Inc. Change In Control Plan
*12      Statement regarding the computation of the ratio of earnings to fixed charges
*21.1    Subsidiaries
*23      Consent of Experts

-------------
  *  Filed herewith

++ Incorporated by reference to the Company's report on Form 8-K dated June 15, 1999.

** Incorporated by reference to the Company's report on Form 8-K dated December 29, 1999.

                                                                     EXHIBIT 3.2
                              AMENDED AND RESTATED
                                     BYLAWS

                                       OF
                     WILSHIRE FINANCIAL SERVICES GROUP INC.

                                                           ARTICLE I.

                        STOCKHOLDERS MEETINGS AND VOTING

         1.1. Annual Meeting. The annual meeting of the stockholders shall be held on the second Monday in April of each year at 10:00 a.m., unless a different date or time is fixed by the Board of Directors and stated in the notice of the meeting. Failure to hold an annual meeting on the stated date shall not affect the validity of any corporate action.

         1.2. Special Meetings. Special meetings of the stockholders, for any purposes, unless otherwise prescribed by statute, may be called by (i) the Board of Directors or (ii) by the Chairman of the Board upon the written demand of the holders of not less than one-fourth of all the votes entitled to be cast on any issue proposed to be considered at the meeting. The demand shall describe the purposes for which the meeting is to be held and shall be signed, dated and delivered to the Secretary.

         1.3. Place of Meetings. Meetings of the stockholders shall be held at any place in or out of Delaware designated by the Board of Directors. If a meeting place is not designated by the Board of Directors, the meeting shall be held at the Corporation's principal office.

         1.4. Notice of Meetings. Written or printed notice stating the date, time and place of the stockholders meeting and, in the case of a special meeting or a meeting for which special notice is required by law, the purposes for which the meeting is called, shall be delivered by the Corporation to each stockholder entitled to vote at the meeting and, if required by law, to any other stockholders entitled to receive notice, not earlier than 60 days nor less than 10 days before the meeting date. Notice shall be deemed given at the time it is
(a) personally delivered to the recipient, (b) deposited in the mail or delivered to a common carrier or courier with regularly scheduled deliveries with first-class postage or delivery charges prepaid, addressed to the stockholder's address shown in the Corporation's stockholder records, or (c) actually transmitted to the recipient using electronic means.

         1.5. Waiver of Notice. A stockholder may at any time waive any notice required by law, these Bylaws or the Certificate of Incorporation. The waiver shall be in writing, be signed by the stockholder entitled to the notice and be delivered to the Corporation for inclusion in the minutes for filing with the corporate records. A stockholder's attendance at a meeting waives objection to
(i) lack of notice or defective notice of the meeting, unless the stockholder at the beginning of the meeting objects to holding the meeting or transacting business at the meeting, and (ii) consideration of a particular matter at the meeting that is not within the purposes described in the meeting notice, unless the stockholder objects to considering the matter when it is presented.

         1.6. Fixing of Record Date. In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors and which record date: (1) in the case of determination of stockholders entitled to vote at any meeting of stockholders or adjournment thereof, shall, unless otherwise required by law, not be more than sixty nor less than ten days before the date of such meeting; (2) in the case of determination of stockholders entitled to express consent to corporate action in writing without a meeting, shall not be more than ten days from the date upon which the resolution fixing the record date is adopted by the Board of Directors; and (3) in the case of any other action, shall not be more than sixty days prior to such other action. If no record date is fixed: (1) the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held; (2) the record date for determining stockholders entitled to express consent to corporate action in writing without a meeting when no prior action of the Board of Directors is required by law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the corporation in accordance with applicable law, or, if prior action by the Board of Directors is required by law, shall be at the close of business on the day on which the Board of Directors adopts the resolution taking such prior action; and
(3) the record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

         1.7. Stockholders List for Meeting. After a record date for a meeting is fixed, the Corporation shall prepare an alphabetical list of all stockholders entitled to notice of the stockholders meeting. The list shall be arranged by voting group and, within each voting group, by class or series of shares, and it shall show the address of and number of shares held by each stockholder. The stockholders list shall be available for inspection by any stockholder, upon proper demand as may be required by law, beginning two business days after notice of the meeting is given and continuing through the meeting, at the Corporation's principal office or at a place identified in the meeting notice in the city where the meeting will be held. The Corporation shall make the stockholders list available at the meeting, and any stockholder or the stockholder's agent or attorney shall be entitled to inspect the list at any time during the meeting or any adjournment. Refusal or failure to prepare or make available the stockholders list does not affect the validity of action taken at the meeting.

         1.8.     Quorum; Adjournment.
                  -------------------

                  (1) Shares entitled to vote as a separate voting group may take; action on a matter at a meeting only if a quorum of those shares exists with respect to that matter. A majority of the votes entitled to be cast on the matter by the voting group constitutes a quorum of that voting group for action on that matter.

                  (2) A majority of votes represented at the meeting, or the Chairman of the Board on his own motion, in either case whether or not a quorum exists, may adjourn the meeting from time to time to a different time and place without further notice to any stockholder of any adjournment, except that notice is required if a new record date is or must be set for the adjourned meeting. At an adjourned meeting at which a quorum is present, any business may be transacted that might have been transacted at the meeting originally held.

                  (3) Once a share is represented for any purpose at a meeting, it shall be present for quorum purposes for the remainder of the meeting and for any adjournment of that meeting unless a new record date is or must be set for the adjourned meeting. A new record date must be set if the meeting is adjourned to a date more than 30 days after the date fixed for the original meeting.

         1.9.     Voting Requirements; Action Without Meeting.
                  -------------------------------------------

                  (1) If a quorum exists, action on a matter, other than the election of directors, by a voting group is approved if the votes cast within the voting group favoring the action exceed the votes cast opposing the action unless a greater number of affirmative votes is required by law or the Certificate of Incorporation and except as provided in Section 1.9(2). Unless otherwise provided in the Certificate of Incorporation, directors are elected by a plurality of the votes cast by the shares entitled to vote in the election at a meeting at which a quorum is present.

                  (2) The provisions set forth in Section 2.2, below, and in this Section 1.9(2) may not be amended, altered, changed or repealed in any respect unless such action is approved by the affirmative vote of the holders of not less than two-thirds of the outstanding shares of Common Stock and the outstanding shares of Preferred Stock entitled to vote on each matter on which the holders of record of Common Stock shall be entitled to vote, such Common Stock and Preferred Stock voting together and not by separate classes.

                  (3) Action required or permitted by law to be taken at a stockholders meeting may be taken without a meeting, without prior notice and without a vote by the written consent of the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize such action at a meeting at which all shares entitled to vote thereon were present. The action must be evidenced by one or more written consents describing the action taken, signed by all the stockholders entitled to vote on the action and delivered to the Secretary for inclusion in the minutes for filing with the corporate records. Stockholder action taken by written consent is effective when the last stockholder signs the consent, unless the consent specifies an earlier or later effective date.

         1.10. Proxies. A stockholder may vote shares in person or by proxy. A stockholder may appoint a proxy by signing an appointment form either personally or by the stockholder's attorney-in-fact. An appointment of a proxy is effective when received by the Secretary or other officer of the Corporation authorized to tabulate votes. An appointment is valid for 11 months unless a different period is provided in the appointment form. An appointment is revocable by the stockholder unless the appointment form conspicuously states that it is irrevocable and the appointment is coupled with an interest that has not been extinguished.

         1.11. Meeting by Telephone Conference. Stockholders may participate in an annual or special meeting by, or conduct the meeting through, use of any means of communications by which all stockholders participating may simultaneously hear each other or communicate with each other during the meeting, except that no meeting for which a written notice is sent to stockholders may be conducted by this means unless the notice states that participation in this manner is permitted and describes how any stockholder desiring to participate in this manner may notify the Corporation. Participation in a meeting by this means shall constitute presence in person at the meeting.

         1.12. Proper Business for Stockholders' Meeting. To be properly brought before the meeting, business must be either (i) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (ii) otherwise properly brought before a meeting by or at the direction of the Board of Directors, or (iii) otherwise properly brought before the meeting by a stockholder. In addition to any other applicable requirements contained in the Certificate of Incorporation, these Bylaws, or under law, for business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive office of the Corporation not less than 50 days nor more than 75 days prior to the meeting; provided, however, that in the event that less than 65 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made, whichever first occurs. A stockholder's notice to the Secretary shall set forth (1) one or more matters appropriate for stockholder action that the stockholder proposes to bring before the meeting, (ii) a brief description of the matters desired to be brought before the meeting and the reasons for conducting such business at the meeting, (iii) the name and record address of the stockholder, (iv) the class and number of shares of the Corporation that the stockholder owns or is entitled to vote and (v) any material interest of the stockholder in such matters. Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted at the annual meeting except in accordance with the procedure set forth in this Section 1.12; provided, however, that nothing in this Section 1.12 shall be deemed to preclude discussion by any stockholder of any business properly brought before the annual meeting. The Chairman of the Board, or the Vice Chairman of the Board in the absence of the Chairman of the Board, shall, if the facts warrant, determine and declare to the meeting that the business was not properly brought before the meeting in accordance with the provisions of this Section 1.12 and if the Chairman of the Board, or the Vice Chairman of the Board in the absence of the Chairman of the Board, should so determine, shall so declare to the meeting any such business not properly brought before the meeting shall not be transacted.

         1.13.    Stockholder Nomination of Directors.
                  -----------------------------------

                  (1) Not less than 50 days nor more than 75 days prior to the date of any annual meeting of stockholders, any stockholder who intends to make a nomination at the annual meeting shall deliver a notice to the Secretary of the Corporation setting forth (i) as to each nominee whom the stockholder proposes to nominate for election or reelection as a director, (a) the name, age, business address and residence address of the nominee, (b) the principal occupation or employment of the nominee, (c) the class and number of shares of capital stock of the Corporation that are beneficially owned by the nominee of shares of capital ,stock of the Corporation that are beneficially owned by the nominee and (d) any other information concerning the nominee that would be required, under the rules of the Securities and Exchange Commission, in a proxy statement soliciting proxies for the election of such nominee; and (ii) as to the stockholder giving the notice, (a) the name and record address of the stockholder and (b) the class and number of shares of capital stock of the Corporation that are beneficially owned by the stockholder; provided, however, that in the event that less than 65 days' notice or prior public disclosure of the date of the annual meeting is given or made to stockholders, notice by the stockholder to be timely must be so delivered not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever first occurs. Such notice shall include a signed consent to serve as a director of the Corporation, if elected, of each such nominee. The Corporation may require any proposed nominee to furnish such other information as may reasonably be required by the Corporation to determine the eligibility of such proposed nominee to serve as a director of the Corporation.

                  (2) Any stockholder who intends to make a nomination at any special meeting of stockholders held for the purpose of electing directors shall deliver a timely notice to the Secretary of the Corporation setting forth (i) as to each nominee whom the stockholder proposes to nominate for election or reelection as a director, (a) the name, age, business address and residence address of the nominee, (b) the principal occupation or employment, of the nominee, (c) the class and number of shares of capital stock of the corporation that are beneficially owned by the nominee of shares of capital stock of the corporation that are beneficial ly owned by the nominee and (d) any other information concerning the nominee that would be required, under the rules of the Securities and Exchange Commission, in a proxy statement soliciting proxies for the election of such nominee; and (ii) as to the stockholder giving the notice, (a) tile name and record address of the stockholder and (b) the class and number of shares of capital stock of the Corporation that are beneficially owned by the stockholder. To be timely for these purposes, such notice must be given (i) if given by the stockholder (or any of the stockholders) who or that made a demand for a meeting pursuant to which such meting is to be held, concurrently with the delivery of such demand, and (ii) otherwise, not later than the close of business, on the 10th day following the date on which the notice of the special meeting was mailed. Such notice shall include a signed consent to serve as a director of the Corporation, if elected., of each such nominee. The Corporation may require any proposed nominee to furnish such other information as may reasonably be required by the Corporation to determine the eligibility of such proposed nominee to serve as a director of the Corporation.

                  (3) The Chairman of the Board, or the Vice Chairman of the Board in the absence of the Chairman of the Board, shall, if the facts warrant, determine and declare that a nominee was not properly nominated in accordance with the provisions of this Section 1.13 and if the Chairman of the Board, or the Vice Chairman of the Board in the absence of the Chairman of the Board, should so determine, shall so declare to the meeting any such nominee shall not be considered by stockholders.

                                 ARTICLE II.

                             BOARD OF DIRECTORS

         2.1. Duties of Board of Directors. All corporate powers of the Corporation shall be exercised by or under the authority of its Board of Directors; the business and affairs of the Corporation shall be managed under the direction of its Board of Directors.

         2.2. Number, Term and Qualification. The number of directors of the Corporation shall be seven. Directors shall hold office for one year until the next annual meeting or until their successors shall be elected and shall qualify, subject, however, to prior death, resignation, retirement, disqualification or removal from office. Any vacancy on the board of Directors, however resulting, may be filled by the affirmative vote of a majority of the remaining directors then in office, even if less than a quorum. Any director elected to fill a vacancy shall hold office only until the next election of directors by the stockholders. Directors need not be residents of the State of Delaware or stockholders of the Corporation.

         2.3. Regular Meetings. A regular meeting of the Board of Directors shall be held without notice other than this Bylaw immediately after, and at the same place as, the annual meeting of stockholders. The Board of Directors may provide by resolution the time and place for the holding of additional regular meetings in or out of Delaware without notice other than the resolution.

         2.4. Special Meetings. Special meetings of the Board of Directors may be called by or at the request of the Chairman of the Board, Chief Executive Officer or a majority of the directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place in or out of Delaware as the place for holding any special meeting of the Board of Directors called by them.

         2.5. Notice. Notice of the date, time and place of any special meeting of the Board of Directors shall be given at least 48 hours prior to the meeting by notice communicated in person, by telephone, telegraph, teletype, facsimile, electronic mail, other form of wire or wireless communication, mail or private carrier. If written, notice shall be effective at the earliest of (a) when received, (b) three days after its deposit in the United States mail, as evidenced by the postmark, if mailed postpaid and correctly addressed, or (c) on the date shown on the return receipt, if sent by registered or certified mail, return receipt requested and the receipt is signed by or on behalf of the addressee. Notice by all other means shall be deemed effective when received by or on behalf of the director. Notice of any regular or special meeting need rust describe the purposes of the meeting unless required by law or the Certificate of Incorporation.

         2.6. Waiver of Notice. A director may at any time waive any notice required by law, these Bylaws or the Certificate of Incorporation. Except as set forth below, the waiver must be in writing, be signed by the director entitled to the notice, specify the meeting far which notice is waived and be filed with the minutes or corporate records. A director's attendance at or participation in a meeting waives any required notice to the director of the meeting unless the director at the beginning of the meeting, or promptly upon the director's arrival, objects to holding the meeting or transacting business at the meeting and does not thereafter vote for or assent to action taken at the meeting.

         2.7. Quorum. A majority of the number of directors set forth in Section
2.2 of these Bylaws shall constitute a quorum for the transaction of business at any meeting of the Board of Directors. If less than a quorum is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

         2.8. Manner of Acting. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, unless a different number is provided by law, the Certificate of Incorporation or these Bylaws.

         2.9      Meeting by Telephone Conference; Action Without Meeting

                  (1) Directors may participate in a regular or special meeting by, or conduct the meeting through, use of any means of communications by which all directors participating may simultaneously hear each other or communicate with each other during the meeting. Participation in a meeting by this means shall constitute presence in person at the meeting.

                  (2) Any action that is required or permitted to be taken at a meeting of the Board of Directors may be taken without a meeting if one or more written consents describing the action taken are signed by all of the directors entitled to vote on the matter and included in the minutes or filed with the corporate records reflecting the action taken. The action shall be effective when the last director signs the consent, unless the consent specifies an earlier or later effective date.

         2.10. Vacancies. Any vacancy on the Board of Directors, including a vacancy resulting from an increase in the number of directors, may be filled by the stockholders, the Board of Directors, the remaining directors if less than a quorum (by the vote of a majority thereof) or by a sole remaining director. Any vacancy not filled by the directors shall be filled by election at an annual meeting or at a special meeting of stockholders called for that purpose. A vacancy that will occur at a specified later date, by reason of a resignation or otherwise, may be filled before the vacancy occurs, but the new director may not take office until the vacancy occurs.

         2.11. Compensation. By resolution of the Board of Directors, the directors may be paid reasonable compensation for services as directors and their expenses of attending meetings of the Board of Directors.

         2.12. Presumption of Assent. A director who is present at a meeting of the Board of Directors or a committee of the Board of Directors shall be deemed to have assented to the action taken at the meeting unless (a) the director's dissent or abstention from the action is entered in the minutes of the meeting,
(b) the director delivers a written notice of dissent or abstention to the action to the presiding officer of the meeting before any adjournment or to the Corporation immediately after the adjournment of the meeting or (c) the director objects at the beginning of the meeting or promptly upon the director's arrival to the holding of the meeting or transacting business at the meeting. The right to dissent or abstain is not available to a director who voted in favor of the action.

         2.13. Removal. The stockholders may remove one or more directors with cause, only if such removal is approved by a vote of the holders of a majority of the votes entitled to be cast on the matter, at a meeting called expressly for that purpose.

         2.14. Resignation. Any director may resign by delivering written notice to the Board of Directors, its chairperson or the Corporation. Unless the notice specifies a later effective date, a resignation notice shall be effective upon the earlier of (a) receipt, (b) five days after its deposit in the United States mails, if mailed postpaid and correctly addressed, or (c) on the date shown on the return receipt, if sent by registered or certified mail, return receipt requested, and the receipt is signed by addressee. Once delivered, a resignation notice is irrevocable unless revocation is permitted by the Board of Directors.

                                  ARTICLE III.

                            COMMITTEES OF THE BOARD

         3.1. Committees. The Board of Directors may create one or more committees and appoint members of the Board of Directors to serve on them. Each committee shall have two or more members. The creation of a committee and appointment of members to it must be approved by a majority of all directors in office when the action is taken. Subject to any limitation imposed by the Board of Directors or by law, each committee may exercise all the authority of the Board of Directors in the management of the Corporation. A committee may not take any action that a committee is prohibited from taking by the Delaware General Corporation Law.

         3.2. Chances of Size and Function. Subject to the provisions of law, the Board of Directors shall have the power at any time to change the number of committee members, fill committee vacancies, change any committee members and change the functions and terminate the existence of a committee.

         3.3. Conduct of Meetings. Each committee shall conduct its meetings in accordance with the applicable provisions of these Bylaws relating to meetings and action without meetings of the Board of Directors. Each committee shall adopt any further rules regarding its conduct, keep minutes and other records and appoint subcommittees and assistants as it deems appropriate.

         3.4. Compensation. By resolution of the Board of Directors, committee members may be paid reasonable compensation for services on committees and their expenses of attending committee meetings.

                                  ARTICLE IV.

                                   OFFICERS

         4.1. Appointment. The Board of Directors at its first meeting following its election each year shall appoint a Chairman of the Board of Directors (AChairman of the Board@), a Vice Chairman of the Board of Directors to serve in the absence of the Chairman of the Board (AVice Chairman of the Board@) and a Secretary. The Board of Directors or the Chairman of the Board may appoint any other officers, assistant officers and agents. Any two or more offices may be held by the same person.

         4.2. Compensation. The Corporation may pay its officers reasonable compensation for their services as fixed from time to time by the Board of Directors or by the Chairman of the Board with respect to officers appointed by the Chairman of the Board.

         4.3. Term. The term of office of all officers commences upon their, appointment and continues until their successors are appointed or until their resignation or removal.

         4.4. Removal. Any officer or agent appointed by the Board of Directors, the Chairman of the Board or the Chief Executive Officer may be removed by the Board of Directors at any time with or without cause. Any officer or agent appointed by the Chairman of the Board may be removed by the Chairman of the Board at any time with or without cause. Any officer or agent appointed by the Chief Executive Officer may be removed by the Chief Executive Officer at any time with or without cause.

         4.5. Chief Executive Officer. The Chief Executive Officer shall in general supervise and control all of the business and affairs of the Corporation. The Chief Executive Officer may execute in behalf of the Corporation all contracts, agreements, stock certificates and other instruments. The Chief Executive Officer shall from time to time report to the Board of Directors all matters within the Chief Executive Officer's knowledge which should be brought to the attention of the Board of Directors. The Chief Executive Officer shall vote all shares of stock in other corporations owned by the Corporation, and shall be empowered to execute proxies, waivers of notice, consents and other instruments in the name of the Corporation with respect to such stock. The Chief Executive Officer shall preside at all meetings of the Board of Directors and shall perform any duties and responsibilities prescribed from time to time by the Board of Directors.

         4.6. President. The President shall be the chief operating officer of the Corporation and shall supervise the operations of the Corporation, subject to the discretion of the Board of Directors and the Chief Executive Officer. The President shall have any other duties and responsibilities prescribed by the Board of Directors.

         4.7. Vice Presidents. Each Vice President shall perform duties and responsibilities prescribed by the Board of Directors or the Chief Executive Officer. The Board of Directors or the Chief Executive Officer may confer a special title upon a Vice President.

         4.8.     Secretary.

                  (1) The Secretary shall record and keep the minutes of all meetings of the directors and stockholders in one or more books provided for that purpose and perform any duties prescribed by the Board of Directors or the Chief Executive Officer.

                  (2) Any assistant secretary shall have the duties prescribed from time to time by the Board of Directors, the Chief Executive Officer or the Secretary. In the absence or disability of the Secretary, the Secretary's duties shall be performed by an assistant secretary.

         4.9. Treasurer. The Treasurer, if that office is filled, shall have charge and custody and be responsible for all funds and securities of the Corporation and shall have other duties as prescribed from time to time by the Board of Directors or the Chief Executive Officer.

                                  ARTICLE V.

                               INDEMNIFICATION

         5.1. Right to Indemnification. The Corporation shall indemnify to the fullest extent not prohibited by law any current or former director or officer of the Corporation, and may indemnify to the fullest extent not prohibited by law any current or former employee or agent of the Corporation, who is made, or threatened to be made, a party to an action, suit or proceeding, whether civil, criminal, administrative, investigative or other (including an action, suit or proceeding by or in the right of the Corporation) by reason of the fact that such person is or was a director, officer, employee or agent of the Corporation or a fiduciary within the meaning of the Employee Retirement Income Security Act of 1974 with respect to any employee benefit plan of the Corporation, or serves or served at the request of the Corporation as a director, officer, employee or agent, or as a fiduciary of an employee benefit plan, of another corporation, partnership, joint venture, trust or other enterprise. The Corporation shall pay for or reimburse the reasonable expenses incurred by any such current or former director or officer, and may pay for or reimburse the reasonable expenses incurred by any such current or former employee or agent, in any such proceeding in advance of the final disposition of the proceeding if the person sets forth in writing (i) the person's good faith belief that the person is entitled to indemnification under this Article and (ii) the person's agreement to repay all advances if it is ultimately determined that the person is not entitled to indemnification. No amendment to these Bylaws that limits the Corporation's obligation to indemnify any person shall have any effect on such obligation for any act or omission that occurs prior to the later to occur of the effective date of the amendment or the date notice of the amendment is given to the person. This Article shall not be deemed exclusive of any other provisions for indemnification or advancement of expenses of directors, officers, employees, agents and fiduciaries that may be included in the Certificate of Incorporation or any statute, agreement, general or specific action of the Board of Directors, vote of stockholders or other document or arrangement.

         5.2. Claims. If a claim for indemnification or payment of expenses under this Article is not paid in full within sixty days after a written claim therefor has been received by the Corporation, the claimant may file suit to recover the unpaid amount of such claim and, if successful in whole or in part, shall be entitled to be paid the expense of prosecuting such claim. In any such action the Corporation shall have the burden of proving that the claimant was not entitled to the requested indemnification or payment of expenses under applicable law.

         5.3. Other Indemnification. The Corporation's obligation, if any, to indemnify any person who was or is serving at its request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, enterprise or nonprofit entity shall be reduced by any amount such person may collect as indemnification from such other corporation, partnership, joint venture, trust, enterprise or nonprofit enterprise.

                                  ARTICLE VI.

                              ISSUANCE OF SHARES

         6.1. Adequacy of Consideration. Before the Corporation issues shares, the Board of Directors shall determine that the consideration received or to be received fir the shares to be issued is adequate. The authorization by the Board of Directors of the issuance of shares for stated consideration shall evidence a determination by the Board that such consideration is adequate.

         6.2.     Certificates for Shares.
                  -----------------------

                  (1) Certificates representing shares of the Corporation shall be in any form determined by the Board of Directors consistent with the requirements of the Delaware General Corporation Law and these Bylaws. The certificates shall be signed, either manually or in facsimile, by the Chairman or Vice Chairman of the Board, Chief Executive Officer, President or a Vice President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary, and may be sealed with the seal of the Corporation, if any, or a facsimile thereof. All certificates for shares shall be consecutively numbered or otherwise identified. The signatures of officers upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent or any assistant transfer agent or registered by a registrar, other than the Corporation itself or an employee of the Corporation.

                  (2) Every certificate for shares of stock that are subject to any restriction on transfer or registration of transfer pursuant to the Certificate of Incorporation, the Bylaws, securities laws, a stockholders agreement or any agreement to which the Corporation is a party shall have conspicuously noted on the face or back of the certificate either the full text of the restriction or a statement of the existence of the restriction and that the Corporation retains a copy of the full text. Every certificate issued when the Corporation is authorized to issue more than one class or series within a class of shares shall set forth on its face or back either (a) a summary of the designations, relative rights, preferences and limitations of the shares of each class and the variations in rights, preferences and limitations for each series authorized to be issued and the authority of the Board of Directors to determine variations for future series or (b) a statement of the existence of those designations, relative rights, preferences and limitations and a statement that the Corporation will furnish a copy thereof to the holder of the certificate upon written request and without charge.

                  (3) All certificates surrendered to the Corporation for transfer shall be canceled. The Corporation shall not issue a new certificate for previously issued shares until the former certificate or certificates for those shares are surrendered and canceled; except that in case of a lost, destroyed or mutilated certificate, a new certificate may be issued on terms prescribed by the Board of Directors.

         6.3. Transfer Aunt and Registrar. The Board of Directors may from time to time appoint one or more transfer agents and one or more registrars for the shares of the Corporation, with powers and duties determined by the Board of Directors.

         6.4. Officer Ceasing to Act. If the person who signed a share certificate, either manually or in facsimile, no longer holds office when the certificate is issued, the certificate is nevertheless valid.

                                 ARTICLE VII.

                CONTRACTS, LOANS, CHECKS AND OTHER INSTRUMENTS

         7.1. Contracts. Except as otherwise provided by law, the Board of Directors may authorize any officers or agents to execute and deliver any contract or other instrument in the name of and on behalf of the Corporation, and this authority may be general or confined to specific instances.

         7.2. Loans. The Corporation shall not borrow money and no evidence of indebtedness shall be issued in its name unless authorized by the Board of Directors. This authority may be general or confined to specific instances.

         7.3. Checks, Drafts, Etc. All checks, drafts or other orders for the payment of money and notes or other evidences of indebtedness issued in the name of the Corporation shall be signed in the manner and by the officers or agents of the Corporation designated by the Board of Directors.

         7.4. Deposits. All funds of the Corporation not otherwise employed shall be deposited to the credit of the Corporation in those banks, trust companies or other depositaries as the Board of Directors or officers of the Corporation designated by the Board of Directors select, or be invested as authorized by the Board of Directors.

                                                    ARTICLE VIII.

                                              MISCELLANEOUS PROVISIONS

         8.1. Severability. A determination that any provision of these Bylaws is for any reason inapplicable, invalid, illegal or otherwise ineffective shall not affect or invalidate any other provision of these Bylaws.

         8.2. Amendments. These Bylaws may be amended or repealed and new Bylaws may be adopted by the Board of Directors or the stockholders of the Corporation.

         Effective as amended June 20, 2000.

                                                                   EXHIBIT 10.15

                              AMENDED AND RESTATED

                         1999 EQUITY PARTICIPATION PLAN

                                       OF

                     WILSHIRE FINANCIAL SERVICES GROUP INC.



                  Wilshire Financial Services Group Inc., a Delaware corporation, has adopted The 1999 Equity Participation Plan of Wilshire Financial Services Group Inc. (the "Plan"), effective September 30, 1999 and duly amended on December 2, 1999, June 22, 2000, and January 31, 2001, for the benefit of its eligible employees and directors.

                  The purposes of the Plan are as follows:

                  (1) To provide an additional incentive for directors and key Employees (as such terms are defined below) to further the growth, development and financial success of the Company by personally benefiting through the ownership of Company stock and/or rights which recognize such growth, development and financial success.

                  (2) To enable the Company to obtain and retain the services of directors and key Employees considered essential to the long range success of the Company by offering them an opportunity to own stock in the Company and/or rights which will reflect the growth, development and financial success of the Company.



                                   ARTICLE I.

                                   DEFINITIONS

                  1.1. General. Wherever the following terms are used in the Plan they shall have the meanings specified below, unless the context clearly indicates otherwise.

                  1.2. Administrator. "Administrator" shall mean the entity that conducts the general administration of the Plan as provided herein. With reference to the administration of the Plan with respect to Options granted to Independent Directors, the term "Administrator" shall refer to the Board. With reference to the administration of the Plan with respect to any other Award, the term "Administrator" shall refer to the Committee unless the Board has assumed the authority for administration of the Plan generally as provided in Section 10.1.

                  1.3. Award. "Award" shall mean an Option, a Restricted Stock award, a Performance Award or a Stock Payment award which may be awarded or granted under the Plan (collectively, "Awards").

                  1.4. Award Agreement. "Award Agreement" shall mean a written agreement executed by an authorized officer of the Company and the Holder which shall contain such terms and conditions with respect to an Award as the Administrator shall determine, consistent with the Plan.

                  1.5. Award Limit. "Award Limit" shall mean 1,000,000 shares of Common Stock, as adjusted pursuant to Section 10.3 of the Plan.

                  1.6. Board. "Board" shall mean the Board of Directors of the Company.

                  1.8. Change in Control. shall mean the occurrence of any of the following:

                           (a)      Any  "Person"  or "Group" (as such terms are
defined in  Section 13(d)  of the Securities Exchange Act of 1934 (the "Exchange
 Act") and the rules and regulations promulgated thereunder) is or becomes the "Beneficial Owner" (within the meaning of Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company, or of any entity resulting from a merger or consolidation involving the Company, representing more than fifty percent (50%) of the combined voting power of the then outstanding securities of the Company or such entity.

                           (b)      The  individuals  who,  as of the date
hereof, are members of the Board (the "Existing Directors"), cease, for any reason, to constitute more than fifty percent (50%) of the number of authorized directors of the Company as determined in the manner prescribed in the Company's Certificate of Incorporation and Bylaws; provided, however, that if the election, or nomination for election, by the Company's stockholders of any new director was approved by a vote of at least fifty percent (50%) of the Existing Directors, such new director shall be considered an Existing Director; provided further, however, that no individual shall be considered an Existing Director if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the Exchange Act) or other actual or threatened solicitation of proxies by or on behalf of anyone other than the Board (a "Proxy Contest"), including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest.

                           (c)      The consummation of (x) a merger,
consolidation or reorganization to which the Company is a party, whether or not the Company is the Person surviving or resulting therefrom, or (y) a sale, assignment, lease, conveyance or other disposition of all or substantially all of the assets of the Company, in one transaction or a series of related transactions, to any Person other than the Company, where any such transaction or series of related transactions as is referred to in clause (x) or clause (y) above in this subparagraph (iii) (a "Transaction") does not otherwise result in a "Change in Control" pursuant to subparagraph (i) of this definition of "Change in Control"; provided, however, that no such Transaction shall constitute a "Change in Control" under this subparagraph (iii) if the Persons who were the stockholders of the Company immediately before the consummation of such Transaction are the Beneficial Owners, immediately following the consummation of such Transaction, of fifty percent (50%) or more of the combined voting power of the then outstanding voting securities of the Person surviving or resulting from any merger, consolidation or reorganization referred to in clause (x) above in this subparagraph (iii) or the Person to whom the assets of the Company are sold, assigned, leased, conveyed or disposed of in any transaction or series of related transactions referred in clause (y) above in this subparagraph (iii), in substantially the same proportions in which such Beneficial Owners held voting stock in the Company immediately before such Transaction or series of related transactions.



                           (d)      With  respect  to  employees  of FBBH,  a
Change in Control shall be deemed to occur upon the occurrence of one of the events described in subparagraphs (i), (ii) or (iii), determined as though FBBH were the Company.

                           (e)      With respect to employees of the Company and
its Subsidiaries other than FBBH, a Change in Control shall be deemed to occur upon the occurrence, at a time when the book value of FBBH is at least fifty percent (50%) of the consolidated book value of the Company and its Subsidiaries, of (A) one of the events described in subparagraphs (i), (ii) or
(iii), determined as though FBBH were the Company, if the Company distributes to its shareholders with respect to their stock in the Company the proceeds of the sale, merger, or other transaction described in subparagraphs (i), (ii) or
(iii), or (B) any distribution by the Company to its shareholders with respect to its stock of more than fifty percent (50%) of the combined voting power of the then outstanding securities of FBBH if the Company does not retain proceeds of or consideration for such transaction.

                  1.8. Code. "Code" shall mean the Internal Revenue Code of 1986, as amended.

                  1.9. Committee. "Committee" shall mean the Compensation Committee of the Board, or another committee or subcommittee of the Board, appointed as provided in Section 9.1.

                  1.10. Common Stock. "Common Stock" shall mean the common stock of the Company, par value $0.01 per share, and any equity security of the Company issued or authorized to be issued in the future, but excluding any preferred stock and any warrants, options or other rights to purchase Common Stock.

                  1.11. Company. "Company" shall mean Wilshire Financial Services Group Inc., a Delaware corporation.

                  1.14. Director. "Director" shall mean a member of the Board or an FBBH Director, as the context may require.

                  1.16. DRO. "DRO" shall mean a domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder.

                  1.17.    Employee.   "Employee"  shall  mean  any  officer  or
other employee (as defined in accordance with Section 3401(c) of the Code) of the Company, or of any corporation which is a Subsidiary.

                  1.18. Exchange Act. "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

                  1.19. Fair Market Value. "Fair Market Value" of a share of Common Stock as of a given date shall be (a) the price of a share of Common Stock on the principal exchange on which shares of Common Stock are then trading, if any (or as reported on any composite index which includes such principal exchange) (calculated using the trailing average of the listed high and low trading price for the preceding trading days), or (b) if Common Stock is not traded on an exchange but is quoted on NASDAQ or a successor quotation system, the mean between the closing representative bid and asked prices for the Common Stock on the trading day previous to such date as reported by NASDAQ or such successor quotation system; or (c) if Common Stock is not publicly traded on an exchange and not quoted on NASDAQ or a successor quotation system, the Fair Market Value of a share of Common Stock as established by the Administrator acting in good faith.

                  1.19. FBBH. "FBBH" shall mean First Bank of Beverly Hills, N.A., a Subsidiary of the Company.

                  1.19. FBBH Director. "FBBH Director" shall mean a member of the board of directors of FBBH.

                  1.19. Holder. "Holder" shall mean a person who has been granted or awarded an Award.

                  1.21. Incentive Stock Option. "Incentive Stock Option" shall mean an option which conforms to the applicable provisions of Section 422 of the Code and which is designated as an Incentive Stock Option by the Administrator.

                  1.19. Independent Company Director. "Independent Company Director" shall mean a member of the Board who is not an Employee of the Company.

                  1.22.    Independent  Director.   "Independent   Director"
shall mean an Independent Company Director or an Independent FBBH Director, as the context may require.

                  1.19. Independent FBBH Director. "Independent FBBH Director" shall mean a member of the board of directors of FBBH who is neither an Employee nor an Independent Company Director.

                  1.23. Non-Qualified Stock Option. "Non-Qualified Stock Option" shall mean an Option which is not designated as an Incentive Stock Option by the Administrator.

                  1.24. Option. "Option" shall mean a stock option granted under
Article IV of the Plan. An Option granted under the Plan shall, as determined by the Administrator, be either a Non-Qualified Stock Option or an Incentive Stock Option; provided, however, that Options granted to Independent Directors shall be Non-Qualified Stock Options.

                  1.25. Performance Award. "Performance Award" shall mean a stock bonus or other performance or incentive award that is paid in Common Stock or a combination of cash and Common Stock, awarded under Article VIII of the Plan.

                  1.26. Performance Criteria. "Performance Criteria" shall mean the following business criteria with respect to the Company, any Subsidiary or any division or operating unit: (a) net income, (b) pre-tax income, (c) operating income, (d) cash flow, (e) earnings per share, (f) return on equity,
(g) return on invested capital or assets, (h) cost reductions or savings, (i) funds from operations, (j) appreciation in the fair market value of Common Stock and (k) earnings before any one or more of the following items: interest, taxes, depreciation or amortization.

                  1.27. Plan. "Plan" shall mean The 1999 Equity Participation Plan of Wilshire Financial Services Group Inc.

                  1.27. Reorganization. "Reorganization" shall mean the prepackaged plan of reorganization filed with the Bankruptcy Court for the State of Delaware on March 3, 1999.

                  1.28. Restricted Stock. "Restricted Stock" shall mean Common Stock awarded under Article VII of the Plan.

                  1.29. Rule 16b-3. "Rule 16b-3" shall mean that certain Rule 16b-3 under the Exchange Act, as such Rule may be amended from time to time.

                  1.30. Section 162(m) Participant. "Section 162(m) Participant" shall mean any key Employee designated by the Administrator as a key Employee whose compensation for the fiscal year in which the key Employee is so designated or a future fiscal year may be subject to the limit on deductible compensation imposed by Section 162(m) of the Code.

                  1.31. Securities Act. "Securities Act" shall mean the Securities Act of 1933, as amended.

                  1.33. Stock Payment. "Stock Payment" shall mean (a) a payment in the form of shares of Common Stock, or (b) an option or other right to purchase shares of Common Stock, as part of a deferred compensation arrangement, made in lieu of all or any portion of the compensation, including without limitation, salary, bonuses and commissions, that would otherwise become payable to a key Employee in cash, awarded under Article VIII of the Plan.

                  1.34. Subsidiary. "Subsidiary" shall mean any corporation in an unbroken chain of corporations beginning with the Company if each of the corporations other than the last corporation in the unbroken chain then owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

                  1.35. Substitute Award. "Substitute Award" shall mean an Option granted under this Plan upon the assumption of, or in substitution for, outstanding equity awards previously granted by a company or other entity in connection with a corporate transaction, such as a merger, combination, consolidation or acquisition of property or stock; provided, however, that in no event shall the term "Substitute Award" be construed to refer to an award made in connection with the cancellation and repricing of an Option.

                  1.37. Termination of Directorship. "Termination of Directorship" shall mean the time when a Holder who is an Independent Director ceases to be a Director for any reason, including, but not by way of limitation, a termination by resignation, failure to be elected, death or retirement. The Board, in its sole and absolute discretion, shall determine the effect of all matters and questions relating to Termination of Directorship with respect to Independent Directors.

                  1.38. Termination of Employment. "Termination of Employment" shall mean the time when the employee-employer relationship between a Holder and the Company or any Subsidiary is terminated for any reason, with or without cause, including, but not by way of limitation, a termination by resignation, discharge, death, disability or retirement; but excluding (a) terminations where there is a simultaneous reemployment or continuing employment of a Holder by the Company or any Subsidiary, (b) at the discretion of the Administrator, terminations which result in a temporary severance of the employee-employer relationship, and (c) at the discretion of the Administrator, terminations which are followed by the simultaneous establishment of a consulting relationship by the Company or a Subsidiary with the former employee. The Administrator, in its absolute discretion, shall determine the effect of all matters and questions relating to Termination of Employment, including, but not by way of limitation, the question of whether a Termination of Employment resulted from a discharge for good cause, and all questions of whether a particular leave of absence constitutes a Termination of Employment; provided, however, that, with respect to Incentive Stock Options, unless otherwise determined by the Administrator in its discretion, a leave of absence, change in status from an employee to an independent contractor or other change in the employee-employer relationship shall constitute a Termination of Employment if, and to the extent that, such leave of absence, change in status or other change interrupts employment for the purposes of Section 422(a)(2) of the Code and the then applicable regulations and revenue rulings under said Section.



                                   ARTICLE II.

                             SHARES SUBJECT TO PLAN

                  2.1.     Shares Subject to Plan.
                           ----------------------

                           (a) The shares of stock subject to Awards shall initially be shares of the Company's Common Stock, par value $0.01 per share. The aggregate number of such shares which may be issued upon exercise of such Options or rights or upon any such awards under the Plan shall not exceed Four Million (4,000,000) of which no more than Five Hundred Thousand (500,000) shares may be issued as Restricted Stock or Performance Awards. The shares of Common Stock issuable upon exercise of such Options or rights or upon any such awards may be either previously authorized but unissued shares or treasury shares.

                           (b) The maximum number of shares which may be subject to Awards, granted under the Plan to any individual in any fiscal year shall not exceed the Award Limit. To the extent required by Section 162(m) of the Code, shares subject to Options which are canceled continue to be counted against the Award Limit.

                  2.2. Add-back of Options and Other Rights. If any Option, or other right to acquire shares of Common Stock under any other Award under the Plan, expires or is canceled without having been fully exercised, or is exercised in whole or in part for cash as permitted by the Plan, the number of shares subject to such Option or other right but as to which such Option or other right was not exercised prior to its expiration, cancellation or exercise may again be optioned, granted or awarded hereunder, subject to the limitations of Section 2.1. Furthermore, any shares subject to Awards which are adjusted pursuant to Section 10.3 and become exercisable with respect to shares of stock of another corporation shall be considered canceled and may again be optioned, granted or awarded hereunder, subject to the limitations of Section 2.1. Shares of Common Stock which are delivered by the Holder or withheld by the Company upon the exercise of any Award under the Plan, in payment of the exercise price thereof or tax withholding thereon, may again be optioned, granted or awarded hereunder, subject to the limitations of Section 2.1. If any shares of Restricted Stock are surrendered by the Holder or repurchased by the Company pursuant to Section 7.4 or 7.5 hereof, such shares may again be optioned, granted or awarded hereunder, subject to the limitations of Section 2.1. Notwithstanding the provisions of this Section 2.2, no shares of Common Stock may again be optioned, granted or awarded if such action would cause an Incentive Stock Option to fail to qualify as an incentive stock option under
Section 422 of the Code.



                                  ARTICLE III.

                               GRANTING OF AWARDS

                  3.1. Award Agreement. Each Award shall be evidenced by an Award Agreement. Award Agreements evidencing Awards intended to qualify as performance-based compensation as described in Section 162(m)(4)(C) of the Code shall contain such terms and conditions as may be necessary to meet the applicable provisions of Section 162(m) of the Code. Award Agreements evidencing Incentive Stock Options shall contain such terms and conditions as may be necessary to meet the applicable provisions of Section 422 of the Code.

                  3.2.     Provisions Applicable to Section 162(m) Participants.

                           (a)      The Committee, in its discretion,  may
determine whether an Award is to qualify as performance-based compensation as described in Section 162(m)(4)(C) of the Code.

                           (b)      Notwithstanding  anything in the Plan to the
contrary, the Committee may grant any Award to a Section 162(m) Participant, including Restricted Stock the restrictions with respect to which lapse upon the attainment of performance goals which are related to one or more of the Performance Criteria and any performance or incentive award described in Article VIII that vests or becomes exercisable or payable upon the attainment of performance goals which are related to one or more of the Performance Criteria.

                           (c)      To the  extent  necessary  to comply  with
the performance-based compensation requirements of Section 162(m)(4)(C) of the Code, with respect to any Award granted under Articles VII and VIII which may be granted to one or more Section 162(m) Participants, no later than ninety (90) days following the commencement of any fiscal year in question or any other designated fiscal period or period of service (or such other time as may be required or permitted by Section 162(m) of the Code), the Committee shall, in writing, (i) designate one or more Section 162(m) Participants, (ii) select the Performance Criteria applicable to the fiscal year or other designated fiscal period or period of service, (iii) establish the various performance targets, in terms of an objective formula or standard, and amounts of such Awards, as applicable, which may be earned for such fiscal year or other designated fiscal period or period of service and (iv) specify the relationship between Performance Criteria and the performance targets and the amounts of such Awards, as applicable, to be earned by each Section 162(m) Participant for such fiscal year or other designated fiscal period or period of service. Following the completion of each fiscal year or other designated fiscal period or period of service, the Committee shall certify in writing whether the applicable performance targets have been achieved for such fiscal year or other designated fiscal period or period of service. In determining the amount earned by a
Section 162(m) Participant, the Committee shall have the right to reduce (but not to increase) the amount payable at a given level of performance to take into account additional factors that the Committee may deem relevant to the assessment of individual or corporate performance for the fiscal year or other designated fiscal period or period of service.

                           (d)      Furthermore,  notwithstanding  any  other
provision of the Plan or any Award which is granted to a Section 162(m) Participant and is intended to qualify as performance-based compensation as described in Section 162(m)(4)(C) of the Code shall be subject to any additional limitations set forth in Section 162(m) of the Code (including any amendment to
Section 162(m) of the Code) or any regulations or rulings issued thereunder that are requirements for qualification as performance-based compensation as described in Section 162(m)(4)(C) of the Code, and the Plan shall be deemed amended to the extent necessary to conform to such requirements.

                  3.3. Limitations Applicable to Section 16 Persons. Notwithstanding any other provision of the Plan, the Plan, and any Award granted or awarded to any individual who is then subject to Section 16 of the Exchange Act, shall be subject to any additional limitations set forth in any applicable exemptive rule under Section 16 of the Exchange Act (including any amendment to Rule 16b-3 of the Exchange Act) that are requirements for the application of such exemptive rule. To the extent permitted by applicable law, the Plan and Awards granted or awarded hereunder shall be deemed amended to the extent necessary to conform to such applicable exemptive rule.

                  3.3. Consideration. In consideration of the granting of an Award under the Plan, the Holder shall agree, in the Award Agreement, to remain in the employ of (or to consult for or to serve as an Independent Director of, as applicable) the Company or any Subsidiary for a period of at least one year (or such shorter period as may be fixed in the Award Agreement or by action of the Administrator following grant of the Award) after the Award is granted (or, in the case of an Independent Director, until the next annual meeting of stockholders of the Company).

                  3.4. At-Will Employment. Nothing in the Plan or in any Award Agreement hereunder shall confer upon any Holder any right to continue in the employ of the Company or any Subsidiary, or as a director of the Company, or shall interfere with or restrict in any way the rights of the Company and any Subsidiary, which are hereby expressly reserved, to discharge any Holder at any time for any reason whatsoever, with or without cause, except to the extent expressly provided otherwise in a written employment agreement between the Holder and the Company and any Subsidiary.



                                   ARTICLE IV.

                        GRANTING OF OPTIONS TO EMPLOYEES
                            AND INDEPENDENT DIRECTORS

                  4.1. Eligibility. Any Employee selected by the Committee pursuant to Section 4.4(a)(i) shall be eligible to be granted an Option. Each Independent Director of the Company shall be eligible to be granted Options at the times and in the manner set forth in Section 4.5.

                  4.2. Disqualification for Stock Ownership. No person may be granted an Incentive Stock Option under the Plan if such person, at the time the Incentive Stock Option is granted, owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any then existing Subsidiary or parent corporation (within the meaning of Section 422 of the Code) unless such Incentive Stock Option conforms to the applicable provisions of Section 422 of the Code.

                  4.3. Qualification of Incentive Stock Options. No Incentive Stock Option shall be granted to any person who is not an Employee.

                  4.3.     Granting of Options to Employees.

                           (a)      The Committee shall from time to time, in
its absolute discretion, and subject to applicable limitations of the Plan:

                                    (i)     Determine  which  Employees  are key
         Employees and select from among the key Employees (including Employees who have previously received Awards under the Plan) such of them as in its opinion should be granted Options;

                                    (ii)    Subject  to the Award  Limit,
         determine the number of shares to be subject to such Options granted to the selected key Employees;

                                    (iii)   Subject to Section  4.3,  determine
         whether such Options are to be Incentive Stock Options or Non-Qualified Stock Options and whether such Options are to qualify as performance-based compensation as described in Section 162(m)(4)(C) of the Code; and

                                    (iv)    Determine   the  terms  and
         conditions   of  such   Options, consistent with the Plan; provided,
         however, that the terms and conditions of Options intended to qualify as performance-based compensation as described in Section 162(m)(4)(C) of the Code shall include, but not be limited to, such terms and conditions as may be necessary to meet the applicable provisions of
         Section 162(m) of the Code.

                           (b)      Upon the  selection  of a key Employee to be
granted an Option, the Committee shall instruct the Secretary of the Company to issue the Option and may impose such conditions on the grant of the Option as it deems appropriate.

                           (c)      Any  Incentive  Stock  Option  granted under
the Plan may be modified by the Committee, with the consent of the Holder, to disqualify such Option from treatment as an "incentive stock option" under
Section 422 of the Code.

                  4.5.     Granting of Options to Independent Directors.

                           (a)      Each person who is an Independent  Company
Director as of or following the date of the confirmation of the Reorganization automatically shall be granted (i) an Option to purchase thirty thousand (30,000) shares of Common Stock (subject to adjustment as provided in Section 10.3) on the date of the commencement of such directorship and (ii) an Option to purchase ten thousand (10,000) shares of Common Stock (subject to adjustment as provided in Section 10.3) on the date of each annual meeting of stockholders at which the Independent Company Director is reelected to the Board. Members of the Board who are employees of the Company who subsequently retire from the Company and remain on the Board will not receive an initial Option grant pursuant to clause (i) of the preceding sentence, but to the extent that they are otherwise eligible, will receive, after retirement from employment with the Company, Options as described in clause (ii) of the preceding sentence.

                           (b)      Each person who is an Independent  FBBH
Director as of or following the date of the confirmation of the Reorganization automatically shall be granted (i) an Option to purchase ten thousand (10,000) shares of Common Stock (subject to adjustment as provided in Section 10.3) on the date of the commencement of such directorship and (ii) an Option to purchase five thousand (5,000) shares of Common Stock (subject to adjustment as provided in Section 10.3) on the date of each annual meeting of the Company's stockholders. Members of the FBBH Board who are Employees who subsequently retire from the Company and remain on the FBBH Board will not receive an initial Option grant pursuant to clause (i) of the preceding sentence, but to the extent that they are otherwise eligible, will receive, after retirement from employment with the Company or any Subsidiary, Options as described in clause (ii) of the preceding sentence.

                           (c)      All the foregoing  Option grants authorized
by this Section 4.5 are subject to stockholder approval of the Plan.

                  4.6. Options in Lieu of Cash Compensation. Options may be granted under the Plan to Employees in lieu of cash bonuses which would otherwise be payable to such Employees and to Independent Directors in lieu of directors' fees which would otherwise be payable to such Independent Directors, pursuant to such policies which may be adopted by the Administrator from time to time.

                                   ARTICLE V.

                                TERMS OF OPTIONS

                  5.1. Option Price. Subject to Section 5.6, the price per share of the shares subject to each Option granted to Employees shall be set by the Committee; provided, however, that such price shall be no less than the par value of a share of Common Stock, unless otherwise permitted by applicable state law and:

                  (a) in the case of Options intended to qualify as performance-based compensation as described in Section 162(m)(4)(C) of the Code, such price shall not be less than 100% of the Fair Market Value of a share of Common Stock on the date the Option is granted;

                  (b) in the case of Incentive Stock Options such price shall not be less than 100% of the Fair Market Value of a share of Common Stock on the date the Option is granted (or the date the Option is modified, extended or renewed for purposes of Section 424(h) of the Code);

                  (c) in the case of Incentive Stock Options granted to an individual then owning (within the meaning of Section 424(d) of the Code) more than 10% of the total combined voting power of all classes of stock of the Company or any Subsidiary or parent corporation thereof (within the meaning of Section 422 of the Code), such price shall not be less than 110% of the Fair Market Value of a share of Common Stock on the date the Option is granted (or the date the Option is modified, extended or renewed for purposes of Section 424(h) of the Code).

                  5.2. Option Term. The term of an Option granted to an Employee shall be set by the Committee in its discretion; provided, however, that, in the case of Incentive Stock Options, the term shall not be more than ten (10) years from the date the Incentive Stock Option is granted, or five (5) years from the date the Incentive Stock Option is granted if the Incentive Stock Option is granted to an individual then owning (within the meaning of Section 424(d) of the Code) more than 10% of the total combined voting power of all classes of stock of the Company or any Subsidiary or parent corporation thereof (within the meaning of Section 422 of the Code). Except as limited by requirements of
Section 422 of the Code and regulations and rulings thereunder applicable to Incentive Stock Options, the Committee may extend the term of any outstanding Option in connection with any Termination of Employment of the Holder, or amend any other term or condition of such Option relating to such a termination.

                  5.3.     Option Vesting

                           (a)      The period  during which the right to
exercise, in whole or in part, an Option granted to an Employee vests in the Holder shall be set by the Committee and the Committee may determine that an Option may not be exercised in whole or in part for a specified period after it is granted; provided, however, that, unless the Committee otherwise provides in the terms of the Award Agreement or otherwise, no Option shall be exercisable by any Holder who is then subject to Section 16 of the Exchange Act within the period ending six months and one day after the date the Option is granted. At any time after grant of an Option, the Committee may, in its sole and absolute discretion and subject to whatever terms and conditions it selects, accelerate the period during which an Option granted to an Employee vests.

                           (b)      No  portion of an Option  granted  to an
Employee which is unexercisable at Termination of Employment shall thereafter become exercisable, except as may be otherwise provided by the Committee either in the Award Agreement or by action of the Committee following the grant of the Option.

                           (c)      To the extent that the aggregate Fair Market
Value of stock with respect to which "incentive stock options" (within the meaning of Section 422 of the Code, but without regard to Section 422(d) of the
Code) are exercisable for the first time by a Holder during any calendar year (under the Plan and all other incentive stock option plans of the Company and any parent or subsidiary corporation, within the meaning of Section 422 of the
Code) of the Company, exceeds $100,000, such Options shall be treated as Non-Qualified Options to the extent required by Section 422 of the Code. The rule set forth in the preceding sentence shall be applied by taking Options into account in the order in which they were granted. For purposes of this Section 5.3(c), the Fair Market Value of stock shall be determined as of the time the Option with respect to such stock is granted.

                           (d)      Notwithstanding any other provision of this
Plan, in the event of a Change in Control as defined in Section 1.7(c) that is or is to be accounted for as a "pooling of interests", each outstanding Option shall, immediately prior to the effective date of the Change in Control, automatically become fully exercisable for all of the shares of Common Stock at the time subject to such rights and may be exercised for any or all of those shares as fully-vested shares of Common Stock.

                  5.4.     Terms of Options Granted to Independent Directors.

                           (a)      Subject  to  Section  5.6,  the price per
share of the shares subject to each Option granted to an Independent Director shall equal 100% of the Fair Market Value of a share of Common Stock on the date the Option is granted; provided, however, that the price of each share subject to each Option granted to Independent Directors on the date of the confirmation of the Reorganization shall equal the price per share of Common Stock calculated using the trailing average of the listed high and low trading price for the following twenty trading days. Options granted to Independent Directors shall become exercisable in cumulative annual installments of 33.3% on each of the first, second and third anniversaries of the date of Option grant and, subject to Section 6.6, the term of each Option granted to an Independent Director shall be ten (10) years from the date the Option is granted, except that any Option granted to an Independent Director may by its terms become immediately exercisable in full upon the retirement of the Independent Director in accordance with the Company's retirement policy applicable to directors. No portion of an Option which is unexercisable at Termination of Directorship shall thereafter become exercisable.

                           (b)      Notwithstanding  any other provision of this
Plan, in the event of a Change in Control, each outstanding Award to an Independent Director shall, immediately prior to the effective date of the Change in Control, automatically become fully exercisable for all of the shares of Common Stock at the time subject to such rights and may be exercised for any or all of those shares as fully-vested shares of Common Stock.

                  5.5.     Substitute Awards.

                  Notwithstanding the foregoing provisions of this Article V to the contrary, in the case of an Option that is a Substitute Award, the price per share of the shares subject to such Option may be less than the Fair Market Value per share on the date of grant, provided, that the excess of:

                           (a) the aggregate  Fair Market Value (as of the date
such Substitute Award is granted) of the shares subject to the Substitute Award; over

                           (b)  the aggregate exercise price thereof;  does not
exceed the excess of;

                           (c)  the  aggregate  fair  market  value  (as  of the
time immediately preceding the transaction giving rise to the Substitute Award, such fair market value to be determined by the Committee) of the shares of the predecessor entity that were subject to the grant assumed or substituted for by the Company; over

                           (d)  the aggregate exercise price of such shares.

                  5.6.     Repricing.   Notwithstanding   anything  herein  to
the contrary, no Option may be cancelled and reissued in any transaction or series of related transactions for the purpose of modifying the price per share of the shares subject to such Option.



                                   ARTICLE VI.

                               EXERCISE OF OPTIONS

                  6.1. Partial Exercise. An exercisable Option may be exercised in whole or in part. However, an Option shall not be exercisable with respect to fractional shares and the Administrator may require that, by the terms of the Option, a partial exercise be with respect to a minimum number of shares.

                  6.2. Manner of Exercise. All or a portion of an exercisable Option shall be deemed exercised upon delivery of all of the following to the Secretary of the Company or his office:

                           (a)      A  written  notice  complying  with the
applicable rules established by the Administrator stating that the Option, or a portion thereof, is exercised. The notice shall be signed by the Holder or other person then entitled to exercise the Option or such portion of the Option;

                           (b)      Such  representations  and  documents  as
the Administrator, in its absolute discretion, deems necessary or advisable to effect compliance with all applicable provisions of the Securities Act and any other federal or state securities laws or regulations. The Administrator may, in its absolute discretion, also take whatever additional actions it deems appropriate to effect such compliance including, without limitation, placing legends on share certificates and issuing stop-transfer notices to agents and registrars;

                           (c)      In the event that the Option  shall be
exercised pursuant to Section 10.1 by any person or persons other than the Holder, appropriate proof of the right of such person or persons to exercise the Option; and

                           (d)      Full cash  payment to the  Secretary of the
Company for the shares with respect to which the Option, or portion thereof, is exercised. However, the Administrator, may in its discretion (i) allow a delay in payment up to thirty (30) days from the date the Option, or portion thereof, is exercised; (ii) allow payment, in whole or in part, through the delivery of shares of Common Stock which have been owned by the Holder for at least six months, duly endorsed for transfer to the Company with a Fair Market Value on the date of delivery equal to the aggregate exercise price of the Option or exercised portion thereof; (iii) allow payment, in whole or in part, through the surrender of shares of Common Stock then issuable upon exercise of the Option having a Fair Market Value on the date of Option exercise equal to the aggregate exercise price of the Option or exercised portion thereof; (iv) allow payment, in whole or in part, through the delivery of property of any kind which constitutes good and valuable consideration; (v) allow payment, in whole or in part, through the delivery of a full recourse promissory note bearing interest (at no less than such rate as shall then preclude the imputation of interest under the Code) and payable upon such terms as may be prescribed by the Administrator; (vi) allow payment, in whole or in part, through the delivery of a notice that the Holder has placed a market sell order with a broker with respect to shares of Common Stock then issuable upon exercise of the Option, and that the broker has been directed to pay a sufficient portion of the net proceeds of the sale to the Company in satisfaction of the Option exercise price, provided that payment of such proceeds is then made to the Company upon settlement of such sale; or (vii) allow payment through any combination of the consideration provided in the foregoing subparagraphs (ii), (iii), (iv), (v) and
(vi). In the case of a promissory note, the Administrator may also prescribe the form of such note and the security to be given for such note. The Option may not be exercised, however, by delivery of a promissory note or by a loan from the Company when or where such loan or other extension of credit is prohibited by law.

                  6.3.     Conditions  to Issuance  of Stock Certificates.  The
Company  shall  not  be  required  to  issue  or  deliver  any   certificate  or
certificates for shares of stock purchased upon the exercise of any Option or portion thereof prior to fulfillment of all of the following conditions:

                           (a)      The  admission  of such shares to listing on
all stock exchanges on which such class of stock is then listed;

                           (b)      The completion of any registration or other
qualification of such shares under any state or federal law, or under the rulings or regulations of the Securities and Exchange Commission or any other governmental regulatory body which the Administrator shall, in its absolute discretion, deem necessary or advisable;

                           (c)      The  obtaining  of any  approval or other
clearance from any state or federal governmental agency which the Administrator shall, in its absolute discretion, determine to be necessary or advisable;

                           (d)      The lapse of such  reasonable  period of
time following the exercise of the Option as the Administrator may establish from time to time for reasons of administrative convenience; and

                           (e)      The receipt by the Company of full payment
for such shares, including payment of any applicable withholding tax, which in the discretion of the Administrator may be in the form of consideration used by the Holder to pay for such shares under Section 6.2(d).

                  6.4. Rights as Stockholders. Holders shall not be, nor have any of the rights or privileges of, stockholders of the Company in respect of any shares purchasable upon the exercise of any part of an Option unless and until certificates representing such shares have been issued by the Company to such Holders.

                  6.5. Ownership and Transfer Restrictions. The Administrator, in its absolute discretion, may impose such restrictions on the ownership and transferability of the shares purchasable upon the exercise of an Option as it deems appropriate. Any such restriction shall be set forth in the respective Award Agreement and may be referred to on the certificates evidencing such shares. The Holder shall give the Company prompt notice of any disposition of shares of Common Stock acquired by exercise of an Incentive Stock Option within
(a) two years from the date of granting (including the date the Option is modified, extended or renewed for purposes of Section 424(h) of the Code) such Option to such Holder or (b) one year after the transfer of such shares to such Holder.

                  6.6. Limitations on Exercise of Options Granted to Independent Directors. No Option granted to an Independent Director may be exercised to any extent by anyone after the first to occur of the following events:

                           (a)      The expiration of twelve (12) months from
the date of the Holder's death;

                           (b)      the expiration of twelve (12) months from
the date of the Holder's Termination of Directorship by reason of his permanent and total disability (within the meaning of Section 22(e)(3) of the Code);

                           (c)      the  expiration  of three (3) months from
the date of the Holder's Termination of Directorship for any reason other than such Holder's death or his permanent and total disability, unless the Holder dies within said three-month period; or

                           (d)      The expiration of ten (10) years from the
date the Option was granted.

                  6.7. Additional Limitations on Exercise of Options. Holders may be required to comply with any timing or other restrictions with respect to the settlement or exercise of an Option, including a window-period limitation, as may be imposed in the discretion of the Administrator.

                                  ARTICLE VII.

                            AWARD OF RESTRICTED STOCK

                  7.1. Eligibility. Subject to the Award Limit, Restricted Stock may be awarded to any Employee who the Committee determines is a key Employee.

                  7.2.     Award of Restricted Stock

                           (a)      The Committee may from time to time, in its
absolute discretion:

                                    (i)     Determine  which  Employees  are key
         Employees and select from among the key Employees (including Employees who have previously received other awards under the Plan) such of them as in its opinion should be awarded Restricted Stock; and

                                    (ii)    Determine  the  purchase  price, if
         any, and other terms and conditions applicable to such Restricted Stock, consistent with the Plan.

                           (b)      The Committee  shall establish the purchase
price, if any, and form of payment for Restricted Stock; provided, however, that such purchase price shall be no less than the par value of the Common Stock to be purchased, unless otherwise permitted by applicable state law. In all cases, legal consideration shall be required for each issuance of Restricted Stock.

                           (c)      Upon the  selection  of a key  Employee  to
be awarded Restricted Stock, the Committee shall instruct the Secretary of the Company to issue such Restricted Stock and may impose such conditions on the issuance of such Restricted Stock as it deems appropriate.

                  7.3. Rights as Stockholders. Subject to Section 7.4, upon delivery of the shares of Restricted Stock to the escrow holder pursuant to
Section 7.6, the Holder shall have, unless otherwise provided by the Committee, all the rights of a stockholder with respect to said shares, subject to the restrictions in his Award Agreement, including the right to receive all dividends and other distributions paid or made with respect to the shares; provided, however, that in the discretion of the Committee, any extraordinary distributions with respect to the Common Stock shall be subject to the restrictions set forth in Section 7.4.

                  7.4. Restriction. All shares of Restricted Stock issued under the Plan (including any shares received by holders thereof with respect to shares of Restricted Stock as a result of stock dividends, stock splits or any other form of recapitalization) shall, in the terms of each individual Award Agreement, be subject to such restrictions as the Committee shall provide, which restrictions may include, without limitation, restrictions concerning voting rights and transferability and restrictions based on duration of employment with the Company, Company performance and individual performance; provided, however, that, unless the Committee otherwise provides in the terms of the Award Agreement or otherwise, no share of Restricted Stock granted to a person subject to Section 16 of the Exchange Act shall be sold, assigned or otherwise transferred until at least six months and one day have elapsed from the date on which the Restricted Stock was issued, and provided, further, that, except with respect to shares of Restricted Stock granted to Section 162(m) Participants, by action taken after the Restricted Stock is issued, the Committee may, on such terms and conditions as it may determine to be appropriate, remove any or all of the restrictions imposed by the terms of the Award Agreement. Restricted Stock may not be sold or encumbered until all restrictions are terminated or expire. If no consideration was paid by the Holder upon issuance, a Holder's rights in unvested Restricted Stock shall lapse, and such Restricted Stock shall be surrendered to the Company without consideration, upon Termination of Employment with the Company; provided, however, that except with respect to shares of Restricted Stock granted to Section 162(m) Participants, the Committee in its sole and absolute discretion may provide that no such lapse or surrender shall occur in the event of a Termination of Employment without cause or following any Change in Control of the Company or because of the Holder's retirement, death, disability or otherwise. Notwithstanding anything to the contrary in this
Section 7.4, in the event of and immediately prior to a Change in Control as defined in Section 1.7(c) that is to be accounted for as a "pooling of interests", all unvested shares of Restricted Stock shall immediately vest such that no such lapse or surrender shall occur following such Change in Control.

                  7.5. Repurchase of Restricted Stock. The Committee shall provide in the terms of each individual Award Agreement that the Company shall have the right to repurchase from the Holder the Restricted Stock then subject to restrictions under the Award Agreement immediately upon a Termination of Employment between the Holder and the Company, at a cash price per share equal to the price paid by the Holder for such Restricted Stock; provided, however, that, except with respect to shares of Restricted Stock granted to Section 162(m) Participants, the Committee in its sole and absolute discretion may provide that no such right of repurchase shall exist in the event of a Termination of Employment without cause or following any Change in Control of the Company or because of the Holder's retirement, death, disability or otherwise. Notwithstanding anything to the contrary in this Section 7.5, in the event of and immediately prior to a Change in Control as defined in Section 1.7(c) that is to be accounted for as a "pooling of interests", any such repurchase rights shall expire.


                  7.6. Escrow. The Secretary of the Company or such other escrow holder as the Committee may appoint shall retain physical custody of each certificate representing Restricted Stock until all of the restrictions imposed under the Award Agreement with respect to the shares evidenced by such certificate expire or shall have been removed.

                  7.7. Legend. In order to enforce the restrictions imposed upon shares of Restricted Stock hereunder, the Committee shall cause a legend or legends to be placed on certificates representing all shares of Restricted Stock that are still subject to restrictions under Award Agreements, which legend or legends shall make appropriate reference to the conditions imposed thereby.

                  7.8. Section 83(b) Election. If a Holder makes an election under Section 83(b) of the Code, or any successor section thereto, to be taxed with respect to the Restricted Stock as of the date of transfer of the Restricted Stock rather than as of the date or dates upon which the Holder would otherwise be taxable under Section 83(a) of the Code, the Holder shall deliver a copy of such election to the Company immediately after filing such election with the Internal Revenue Service.



                                  ARTICLE VIII.

                      PERFORMANCE AWARDS and STOCK PAYMENTS

                  8.1. Eligibility. Subject to the Award Limit, one or more Performance Awards and/or Stock Payments may be granted to any Employee whom the Committee determines is a key Employee.

                  8.2. Performance Awards. Any key Employee selected by the Committee may be granted one or more Performance Awards. The value of such Performance Awards may be linked to any one or more of the Performance Criteria or other specific performance criteria determined appropriate by the Committee, in each case on a specified date or dates or over any period or periods determined by the Committee. In making such determinations, the Committee shall consider (among such other factors as it deems relevant in light of the specific type of award) the contributions, responsibilities and other compensation of the particular key Employee.

                  8.4. Stock Payments. Any key Employee selected by the Committee may receive Stock Payments in the manner determined from time to time by the Committee. The number of shares shall be determined by the Committee and may be based upon the Performance Criteria or other specific performance criteria determined appropriate by the Committee, determined on the date such Stock Payment is made or on any date thereafter.

                  8.6. Term. The term of a Performance Award and/or Stock Payment shall be set by the Committee in its discretion.

                  8.7. Exercise or Purchase Price. The Committee may establish the exercise or purchase price of a Performance Award or shares received as a Stock Payment; provided, however, that such price shall not be less than the par value for a share of Common Stock, unless otherwise permitted by applicable state law.

                  8.8. Exercise Upon Termination of Employment. A Performance Award, and/or Stock Payment is exercisable or payable only while the Holder is an Employee; provided, however, that except with respect to Performance Awards granted to Section 162(m) Participants, the Administrator in its sole and absolute discretion may provide that Performance Awards may be exercised or paid following a Termination of Employment without cause, or following a Change in Control of the Company, or because of the Holder's retirement, death or disability, or otherwise. Notwithstanding anything to the contrary in this
Article 8, in the event of a Change in Control as defined in Section 1.7(c) that is or is to be accounted for as a "pooling of interests", all outstanding Performance Awards and Stock Payments shall be immediately exercisable or payable following such Change in Control.

                  8.9. Form of Payment. Payment of the amount determined under
Section 8.2 or 8.3 above shall be in cash, in Common Stock or a combination of both, as determined by the Committee. To the extent any payment under this
Article VIII is effected in Common Stock, it shall be made subject to satisfaction of all provisions of Section 6.3.



                                   ARTICLE X.

                                 ADMINISTRATION

                  10.1. Compensation Committee. The Compensation Committee (or another committee or a subcommittee of the Board assuming the functions of the Committee under the Plan) shall consist solely of two or more Independent Company Directors appointed by and holding office at the pleasure of the Board, each of whom is both a "non-employee director" as defined by Rule 16b-3 and an "outside director" for purposes of Section 162(m) of the Code. Appointment of Committee members shall be effective upon acceptance of appointment. Committee members may resign at any time by delivering written notice to the Board. Vacancies in the Committee may be filled by the Board.

                  10.2. Duties and Powers of Committee. It shall be the duty of the Committee to conduct the general administration of the Plan in accordance with its provisions. The Committee shall have the power to interpret the Plan and the Award Agreements, and to adopt such rules for the administration, interpretation, and application of the Plan as are consistent therewith, to interpret, amend or revoke any such rules and to amend any Award Agreement provided that the rights or obligations of the Holder of the Award that is the subject of any such Award Agreement are not affected adversely. Any such grant or award under the Plan need not be the same with respect to each Holder. Any such interpretations and rules with respect to Incentive Stock Options shall be consistent with the provisions of Section 422 of the Code. In its absolute discretion, the Board may at any time and from time to time exercise any and all rights and duties of the Committee under the Plan except with respect to matters which under Rule 16b-3 or Section 162(m) of the Code, or any regulations or rules issued thereunder, are required to be determined in the sole discretion of the Committee. Notwithstanding the foregoing, the full Board, acting by a majority of its members in office, shall conduct the general administration of the Plan with respect to Options granted to Independent Directors.



                  10.3. Majority Rule; Unanimous Written Consent. The Committee shall act by a majority of its members in attendance at a meeting at which a quorum is present or by a memorandum or other written instrument signed by all members of the Committee.

                  10.4. Compensation; Professional Assistance; Good Faith Actions. Members of the Committee shall receive such compensation, if any, for their services as members as may be determined by the Board. All expenses and liabilities which members of the Committee incur in connection with the administration of the Plan shall be borne by the Company. The Committee may, with the approval of the Board, employ attorneys, consultants, accountants, appraisers, brokers, or other persons. The Committee, the Company and the Company's officers and Directors shall be entitled to rely upon the advice, opinions or valuations of any such persons. All actions taken and all interpretations and determinations made by the Committee or the Board in good faith shall be final and binding upon all Holders, the Company and all other interested persons. No members of the Committee or Board shall be personally liable for any action, determination or interpretation made in good faith with respect to the Plan or Awards, and all members of the Committee and the Board shall be fully protected by the Company in respect of any such action, determination or interpretation.

                  10.3. Delegation of Authority to Grant Awards. The Committee may, but need not, delegate from time to time some or all of its authority to grant Awards under the Plan to a committee consisting of one or more members of the Committee or of one or more officers of the Company; provided, however, that the Committee may not delegate its authority to grant Awards to individuals (i) who are subject on the date of the grant to the reporting rules under Section 16(a) of the Exchange Act, (ii) who are Section 162(m) Participants or (iii) who are officers of the Company who are delegated authority by the Committee hereunder. Any delegation hereunder shall be subject to the restrictions and limits that the Committee specifies at the time of such delegation of authority and may be rescinded at any time by the Committee. At all times, any committee appointed under this Section 9.5 shall serve in such capacity at the pleasure of the Committee.

                                   ARTICLE XI.

                            MISCELLANEOUS PROVISIONS

                  11.1. Not Transferable. No Award under the Plan may be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the Administrator, pursuant to a DRO, unless and until such Award has been exercised, or the shares underlying such Award have been issued, and all restrictions applicable to such shares have lapsed. No Award or interest or right therein shall be liable for the debts, contracts or engagements of the Holder or his successors in interest or shall be subject to disposition by transfer, alienation, anticipation, pledge, encumbrance, assignment or any other means whether such disposition be voluntary or involuntary or by operation of law by judgment, levy, attachment, garnishment or any other legal or equitable proceedings (including bankruptcy), and any attempted disposition thereof shall be null and void and of no effect, except to the extent that such disposition is permitted by the preceding sentence.

                  During the lifetime of the Holder, only he may exercise an Option or other Award (or any portion thereof) granted to him under the Plan, unless it has been disposed of with the consent of the Administrator pursuant to a DRO. After the death of the Holder, any exercisable portion of an Option or other Award may, prior to the time when such portion becomes unexercisable under the Plan or the applicable Award Agreement, be exercised by his personal representative or by any person empowered to do so under the deceased Holder's will or under the then applicable laws of descent and distribution. Notwithstanding the foregoing provisions of this Section 10.1, the Administrator, in its sole discretion, may determine to grant to any Holder an Award which, by its terms as set forth in the applicable Award Agreement, may be transferred by the Holder, in writing and with prior written notice to the Administrator, by gift, without the receipt of any consideration, to a member of the Holder's immediate family, as defined in Rule 16a-1 under the Exchange Act, or to a trust for the exclusive benefit of, or any other entity owned solely by, such members, provided, that an Award that has been so transferred shall continue to be subject to all of the terms and conditions of the Award as applicable to the original Holder, and the transferee shall execute any and all such documents requested by the Administrator in connection with the transfer, including without limitation to evidence the transfer and to satisfy any requirements for an exemption for the transfer under applicable federal and state securities laws.

                  11.2. Amendment, Suspension or Termination of the Plan. Except as otherwise provided in this Section 10.2, the Plan may be wholly or partially amended or otherwise modified, suspended or terminated at any time or from time to time by the Administrator. However, without approval of the Company's stockholders given within twelve months before or after the action by the Administrator, no action of the Administrator may, except as provided in Section 10.3, increase the limits imposed in Section 10.3 on the maximum number of shares which may be issued under the Plan. No amendment, suspension or termination of the Plan shall, without the consent of the Holder alter or impair any rights or obligations under any Award theretofore granted or awarded, unless the Award itself otherwise expressly so provides. No Awards may be granted or awarded during any period of suspension or after termination of the Plan, and in no event may any Incentive Stock Option be granted under the Plan after the first to occur of the following events:

                           (a)      The expiration of ten years from the date
the Plan is adopted by the Board; or

                           (b)      The  expiration of ten years from the date
the Plan is approved by the Company's stockholders under Section 10.4.

                  11.3. Changes in Common Stock or Assets of the Company, Acquisition or Liquidation of the Company and Other Corporate Events.

                           (a)      Subject to Section  10.3 (d),  in the event
that the  Administrator  determines  that  any  dividend  or other  distribution
(whether in the form of cash, Common Stock, other securities, or other property), recapitalization, reclassification, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, liquidation, dissolution, or sale, transfer, exchange or other disposition of all or substantially all of the assets of the Company, or exchange of Common Stock or other securities of the Company, issuance of warrants or other rights to purchase Common Stock or other securities of the Company, or other similar corporate transaction or event, in the Administrator's sole discretion, affects the Common Stock such that an adjustment is determined by the Administrator to be appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or with respect to an Award, then the Administrator shall, in such manner as it may deem equitable, adjust any or all of

                                    (i)     the  number  and kind of  shares  of
         Common Stock (or other securities or property) with respect to which Awards may be granted or awarded (including, but not limited to, adjustments of the limitations in Section 2.1 on the maximum number and kind of shares which may be issued and adjustments of the Award Limit),

                                    (ii)    the  number  and kind of  shares of
         Common Stock (or other securities or property) subject to outstanding Awards, and

                                    (iii)   the grant or exercise price with
         respect to any Award.

                  (b) Subject to Sections 5.3(d), 5.4(b) and 10.3(d), in the event of any transaction or event described in Section 10.3(a) or any unusual or nonrecurring transactions or events affecting the Company, any affiliate of the Company, or the financial statements of the Company or any affiliate, or of changes in applicable laws, regulations, or accounting principles, the Administrator, in its sole and absolute discretion, and on such terms and conditions as it deems appropriate, either by the terms of the Award or by action taken prior to the occurrence of such transaction or event and either automatically or upon the Holder's request, is hereby authorized to take any one or more of the following actions whenever the Administrator determines that such action is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or with respect to any Award under the Plan, to facilitate such transactions or events or to give effect to such changes in laws, regulations or principles:

                                    (i)     To provide  for either the  purchase
         of any such Award for an amount of cash equal to the amount that could have been attained upon the exercise of such Award or realization of the Holder's rights had such Award been currently exercisable or payable or fully vested or the replacement of such Award with other rights or property selected by the Administrator in its sole discretion;

                                    (ii)    To  provide  that the  Award  cannot
         vest,  be  exercised  or become payable after such event;

                                    (iii)   To provide  that such  Award  shall
         be exercisable as to all shares covered thereby, notwithstanding anything to the contrary in the provisions of such Award;

                                    (iv)    To provide  that such Award be
         assumed by the successor or survivor corporation, or a parent or subsidiary thereof, or shall be substituted for by similar options, rights or awards covering the stock of the successor or survivor corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices;



                                    (v)     To make  adjustments  in the  number
         and type of shares of Common Stock (or other securities or property) subject to outstanding Awards, and in the number and kind of outstanding Restricted Stock and/or in the terms and conditions of (including the grant or exercise price), and the criteria included in, outstanding options, rights and awards and options, rights and awards which may be granted in the future;

                                    (vi)    To  provide  that,  for a  specified
         period of time prior to such event, the restrictions imposed under an Award Agreement upon some or all shares of Restricted Stock may be terminated, and, in the case of Restricted Stock, some or all shares of such Restricted Stock may cease to be subject to repurchase under
         Section 7.5 or forfeiture under Section 7.4 after such event

                                    (vii)   To provide  that,  in the event of a
         Change in Control, each outstanding Award shall, immediately prior to the effective date of the Change in Control, automatically become fully exercisable for all of the shares of Common Stock at the time subject to such rights and may be exercised for any or all of those shares as fully-vested shares of Common Stock; and

                                    (viii)  To provide  that,  in the event of
         any transaction described in Section 10.3(a), each outstanding Award shall, immediately prior to the effective date of such transaction, automatically become fully exercisable for all of the shares of Common Stock at the time subject to such rights or fully vested, as applicable, and may be exercised for any or all of those shares as fully-vested shares of Common Stock. However, an outstanding right shall not so accelerate if and to the extent: (i) such right is, in connection with such transaction, either to be assumed by the successor or survivor corporation (or parent thereof) or to be replaced with a comparable right with respect to shares of the capital stock of the successor or survivor corporation (or parent thereof) or (ii) the acceleration of exercisability of such right is subject to other limitations imposed by the Administrator at the time of grant. The determination of comparability of rights under clause (i) above shall be made by the Administrator, and its determination shall be final, binding and conclusive

                           (c)      Subject to Sections 3.2, 3.3, 5.3(d),
5.4(b), 7.4, 7.5, 8.6 and 10.3(d), the Administrator may, in its discretion, include such further provisions and limitations in any Award, agreement or certificate, as it may deem equitable and in the best interests of the Company.

                           (d)      With respect to Awards  which are granted to
Section 162(m) Participants and are intended to qualify as performance-based compensation under Section 162(m)(4)(C), no adjustment or action described in this Section 10.3 or in any other provision of the Plan shall be authorized to the extent that such adjustment or action would cause such Award to fail to so qualify under Section 162(m)(4)(C), or any successor provisions thereto. No adjustment or action described in this Section 10.3 or in any other provision of the Plan shall be authorized to the extent that such adjustment or action would cause the Plan to violate Section 422(b)(1) of the Code. Furthermore, no such adjustment or action shall be authorized to the extent such adjustment or action would result in short-swing profits liability under Section 16 or violate the exemptive conditions of Rule 16b-3 unless the Administrator determines that the Award is not to comply with such exemptive conditions. The number of shares of Common Stock subject to any Award shall always be rounded to the next whole number.

                           (e)      Notwithstanding  the foregoing,  in the
event that the Company becomes a party to a transaction that is intended to qualify for "pooling of interests" accounting treatment and, but for one or more of the provisions of this Plan or any Award Agreement would so qualify, then this Plan and any Award Agreement shall be interpreted so as to preserve such accounting treatment, and to the extent that any provision of the Plan or any Award Agreement would disqualify the transaction from pooling of interests accounting treatment (including, if applicable, an entire Award Agreement), then such provision shall be null and void. All determinations to be made in connection with the preceding sentence shall be made by the independent accounting firm whose opinion with respect to "pooling of interests" treatment is required as a condition to the Company's consummation of such transaction.

                           (f)      The  existence  of the  Plan,  the  Award
Agreement and the Awards granted hereunder shall not affect or restrict in any way the right or power of the Company or the shareholders of the Company to make or authorize any adjustment, recapitalization, reorganization or other change in the Company's capital structure or its business, any merger or consolidation of the Company, any issue of stock or of options, warrants or rights to purchase stock or of bonds, debentures, preferred or prior preference stocks whose rights are superior to or affect the Common Stock or the rights thereof or which are convertible into or exchangeable for Common Stock, or the dissolution or liquidation of the company, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding, whether of a similar character or otherwise.

                  11.4. Approval of Plan by Stockholders. The Plan will be submitted for the approval of the Company's stockholders within twelve months after the date of the Board's initial adoption of the Plan. Awards may be granted or awarded prior to such stockholder approval, provided that such Awards shall not be exercisable nor shall such Awards vest prior to the time when the Plan is approved by the stockholders, and provided further that if such approval has not been obtained at the end of said twelve-month period, all Awards previously granted or awarded under the Plan shall thereupon be canceled and become null and void. In addition, if the Board determines that Awards other than Options which may be granted to Section 162(m) Participants should continue to be eligible to qualify as performance-based compensation under Section 162(m)(4)(C) of the Code, the Performance Criteria must be disclosed to and approved by the Company's stockholders no later than the first stockholder meeting that occurs in the fifth year following the year in which the Company's stockholders previously approved the Performance Criteria.

                  11.5. Tax Withholding. The Company shall be entitled to require payment in cash or deduction from other compensation payable to each Holder of any sums required by federal, state or local tax law to be withheld with respect to the issuance, vesting, exercise or payment of any Award. The Administrator may in its discretion and in satisfaction of the foregoing requirement allow such Holder to elect to have the Company withhold shares of Common Stock otherwise issuable under such Award (or allow the return of shares of Common Stock) having a Fair Market Value equal to the sums required to be withheld.



                  11.6. Loans. The Committee may, in its discretion, extend one or more loans to key Employees in connection with the exercise or receipt of an Award granted or awarded under the Plan, or the issuance of Restricted Stock awarded under the Plan. The terms and conditions of any such loan shall be set by the Committee.

                  11.7. Forfeiture Provisions. Pursuant to its general authority to determine the terms and conditions applicable to Awards under the Plan, the Administrator shall have the right to provide, in the terms of Awards made under the Plan, or to require a Holder to agree by separate written instrument, that
(a) (i) any proceeds, gains or other economic benefit actually or constructively received by the Holder upon any receipt or exercise of the Award, or upon the receipt or resale of any Common Stock underlying the Award, must be paid to the Company, and (ii) the Award shall terminate and any unexercised portion of the Award (whether or not vested) shall be forfeited, if (b)(i) a Termination of Employment or Termination of Directorship occurs prior to a specified date, or within a specified time period following receipt or exercise of the Award, or
(ii) the Holder at any time, or during a specified time period, engages in any activity in competition with the Company, or which is inimical, contrary or harmful to the interests of the Company, as further defined by the Administrator or (iii) the Holder incurs a Termination of Employment or Termination of Directorship for cause.

                  11.9. Effect of Plan Upon Options and Compensation Plans. The adoption of the Plan shall not affect any other compensation or incentive plans in effect for the Company or any Subsidiary. Nothing in the Plan shall be construed to limit the right of the Company (a) to establish any other forms of incentives or compensation for Employees or Directors of the Company or any Subsidiary or (b) to grant or assume options or other rights or awards otherwise than under the Plan in connection with any proper corporate purpose including but not by way of limitation, the grant or assumption of options in connection with the acquisition by purchase, lease, merger, consolidation or otherwise, of the business, stock or assets of any corporation, partnership, limited liability company, firm or association.

                  11.10. Compliance with Laws. The Plan, the granting and vesting of Awards under the Plan and the issuance and delivery of shares of Common Stock and the payment of money under the Plan or under Awards granted or awarded hereunder are subject to compliance with all applicable federal and state laws, rules and regulations (including but not limited to state and federal securities law and federal margin requirements) and to such approvals by any listing, regulatory or governmental authority as may, in the opinion of counsel for the Company, be necessary or advisable in connection therewith. Any securities delivered under the Plan shall be subject to such restrictions, and the person acquiring such securities shall, if requested by the Company, provide such assurances and representations to the Company as the Company may deem necessary or desirable to assure compliance with all applicable legal requirements. To the extent permitted by applicable law, the Plan and Awards granted or awarded hereunder shall be deemed amended to the extent necessary to conform to such laws, rules and regulations.

                  11.11. Titles. Titles are provided herein for convenience only and are not to serve as a basis for interpretation or construction of the Plan.

                  11.12. Governing Law. The Plan and any agreements hereunder shall be administered, interpreted and enforced under the internal laws of the State of Oregon without regard to conflicts of laws thereof.

                                                       * * *

                  I hereby certify that the foregoing Plan was duly adopted by the Board of Directors of Wilshire Financial Services Group Inc.



                  Executed on this ___ day of August 2000.


--------------------------------------------------------------------------------
                                                              Secretary

                                                                   EXHIBIT 10.21

                              EMPLOYMENT AGREEMENT
         THIS EMPLOYMENT AGREEMENT (the "Agreement") is made between the First Bank of Beverly Hills, F.S.B. (the "Bank"), a federally chartered savings bank, Wilshire Financial Services Group, Inc., a Delaware corporation and holding company for the Bank (the "Company"), and Richard S. Cupp (the "Employee"). The Bank is an affiliate of Wilshire Financial Services Group Inc., a Delaware corporation (the "Company"). This Agreement is subject to review and approval by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The parties acknowledge that the Bank wishes to employ the Employee as Chief Executive Officer and President of the Bank, and the Employee wishes to be so employed, on the terms and conditions set forth in this Agreement.

         ACCORDINGLY, on the basis of the representations, warranties, and covenants contained in this Agreement, and subject to no regulatory objections, the parties agree as follows retroactively effective as of November 15, 1999:

ARTICLE 1 -       EMPLOYMENT AND TERM

1.1. Employment. The Bank shall employ the Employee as its Chief Executive Officer and President, and the Employee accepts such employment, on the terms and conditions set forth in the Agreement.

1.2. Required Introductory Period. Employee shall serve a 90-day introductory period (the "Introduction Period") which period will end on February 13, 2000.

1.3. Term. Unless the parties terminate or extend Employee's employment in accordance with the terms of this Agreement, the term of Employee's employment under this Agreement shall commence effective November 15, 1999, and shall continue for a period of 24 months thereafter. Upon the expiration of such 24 month period, the term of Employee's employment under this Agreement shall automatically renew for successive periods of 12 months each, unless, at least 90 days before the expiration of such 24 month period or any succeeding 12 month period, either the members of the board of directors of the Bank other than Employee (the "Board of Directors" or the "Board") gives written notice of non-renewal to Employee, or Employee gives written notice of non-renewal to the Bank. If such notice of non-renewal is timely given, the term of Employee's employment under this Agreement shall expire at the end of such 24 month period or at the end of the current 12 month period, as the case may be. The term of Employee's employment under this Agreement is referred to herein as the "Term".





ARTICLE 2 -       DUTIES OF THE EMPLOYEE

2.1. Duties. During the Term, the Employee agrees to serve as President and Chief Executive Officer of the Bank. Subject to the direction and authorization of the Bank's Board of Directors, the Employee shall direct and manage the affairs of the Bank and shall perform such other functions and undertake such other responsibilities as are customarily associated with his capacity as President and Chief Executive Officer. The Employee shall devote his full business time, attention and skill to the performance of such duties, services and responsibilities, and will use his best efforts to promote the interests of the Bank. The Employee shall, at all times during the Term, adhere to and obey any and all written internal rules and regulations governing the conduct of the Bank's employees, as established or modified from time to time; provided, however, that, in the event of any conflict between the provisions of this Agreement and any such rules or regulations, the provisions of this Agreement shall control.

2.2. Exclusive Services. During the Term, the Employee will not, without the prior written approval of the Board of Directors, engage, directly or indirectly, in any other business activity which would interfere with the performance of his duties, services and responsibilities hereunder or which is in violation of policies established from time to time by the Board of Directors. The foregoing shall not be construed to prohibit (a) Employee from continuing to serve as a director of the Olson Co. or Zone USA.net, Inc. (formerly known as RCR Group, Inc.) or (b) Employee serving on the Boards of Directors of, and holding any other offices or positions in, companies or organizations, which, in the Board's judgment, will not present any conflict of interest with the Bank or materially affect the performance of Employees duties pursuant to this Agreement.

2.3. Subpoenas; Cooperation in Defense of the Bank. If the Employee, during the Term or thereafter, is served with any subpoena or other compulsory judicial or administrative process calling for production of confidential information or if the Employee is otherwise required by law or regulations to disclose confidential information, the Employee will promptly, before making any such production or disclosure, notify the Bank and provide it with such information as the Bank may reasonably request to take such action as the Bank deems necessary to protect its interests. The Employee agrees to cooperate reasonably with the Bank, whether during the Term or thereafter, in the prosecution or defense of all threatened claims or actual litigation in which the Bank is or may become a party, whether now pending or hereafter brought, in which the Employee has knowledge of relevant facts or issues. The Employee shall be promptly reimbursed out-of-pocket expenses due to cooperating with the prosecution or defense of any litigation for the Bank.

ARTICLE 3 -       COMPENSATION

3.1. Base Salary. During the Term, the Bank shall pay to the Employee a base salary at the annual rate of not less than $250,000 per year, less taxes required to be withheld and other applicable withholdings. The base salary shall be payable in accord with the Bank's regular payroll practices, except that the Employee's base salary for November and December 1999 shall be paid January 3, 2000.

3.2. Signing Bonus. Bank shall pay to the Employee a signing bonus of $40,000, less taxes required to be withheld and other applicable withholdings. The signing bonus shall be payable on the later of (a) January 3, 2000, or (b) the date such payment is approved by the OTS (whether or not prior to OTS and FDIC approval of this Agreement).

3.3. Stock Options. The Company shall and hereby grants to the Employee options to purchase at an exercise price of $1.00 per share on 200,000 shares of Common Stock of the Company (the "Options"), in accord with the terms and conditions set forth in the 1999 Equity Participation Plan of Wilshire Financial Services Group Inc. and the Stock Option Agreement attached hereto as Exhibit "A" (the "Option Documents").

3.4. Bank Employee Benefits. The Employee shall be entitled to participate in or receive benefits under any employee benefit plans, arrangements and perquisites, including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health and accident plans, medical coverage plans, disability plans, insurance programs, and incentive compensation plans or any other employee benefit plan or arrangement now available or in the future available to senior executives of the Bank or the Company on the same basis as is available to other senior executives of the Bank or the Company. The Bank and the Company will not, without Employees prior written consent, make any changes in such plans, benefits or arrangements which would materially adversely affect Employees rights or benefits thereunder, except to the extent such changes are made applicable to all executive-level Bank and Company employees on a non-discriminatory basis.

3.5. Reimbursement for Expenses. The Bank shall reimburse the Employee for any and all reasonable and documented actual business expenses that the Employee incurs from time to time in the performance of his duties under this Agreement in accordance with the policies and practices that the Bank has adopted or adopts hereafter.

3.6. Vacation. The Employee shall be entitled to personal time, to be used for sick and vacation time, earned based on hours worked, up to a maximum of 13.34 hours per month or up to 160 hours or four weeks for each full year of employment. Vacation time not used in any calendar year may be carried forward; provided, however, that, once the Employee has accrued a number of vacation days equal to 200 hours, the Employee shall not be eligible to accrue additional days of vacation until he has taken one or more days of vacation. The Employee may, at his option, sell back to the Bank, and if Employee does so elect, the Bank shall purchase from the Employee, up to 40 hours of accrued-but-unused vacation at a price based on Employee's then annual base salary. Any amounts due to Employee shall be payable within 30 days after Employee makes such election.

3.7. Car Allowance. During the Term, the Bank shall pay to the Employee $1000 per month as a car allowance.

ARTICLE 4 -       TERMINATION

4.1. Termination During Introductory Period. The Bank may terminate Employee's employment with or without Cause (as defined in Section 4.2 below) during the Introductory Period. If the Bank so terminates the Employee's employment during the Introductory Period, the Bank shall pay to the Employee on the Termination Date (as defined in Section 4.8 below) the base salary earned but unpaid pursuant to Section 3.1 hereof through the Termination Date and any earned but unused vacation pay due to the Employee at the Termination Date. Such amounts shall be in addition to any compensation or benefits earned by Employee or to which employee was entitled prior to the Termination Date.

4.2.     Termination for Cause.
         ---------------------

         Termination for Cause shall mean termination because of Employee's personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order or material breach of any provision of this Agreement. For purposes of this Agreement, no act, or the failure to act, on Employee's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Bank. Notwithstanding the foregoing, Employee shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a notice of termination which shall include a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the members of the Board at a meeting of the Board called and held for that purpose (which may be telephonic), finding that in the good faith opinion of the Board, Employee was guilty of conduct justifying termination for Cause and specifying the particulars thereof in detail. Employee shall not have the right to receive compensation or other benefits for any period after termination for Cause which have not vested or been earned as of the date of such termination. Employee shall have the right to receive compensation or other benefits which have already vested or been earned as of the date of termination for Cause, unless payment of such compensation or benefits is expressly prohibited by the terms of any plan, program or agreement governing such compensation or benefits.

4.3.     Termination Upon An Other Event of Termination

(a) Upon the occurrence of an Other Event of Termination (as herein defined) during the Term, the provisions of this Section 4.3 shall apply. As used in this Agreement, an "Other Event of Termination" shall mean and include any one or more of the following: (i) the termination by the Bank of Employee's employment hereunder for any reason other than a termination governed by Sections 4.1, 4.2, 4.4, 4.5 or 4.6 hereof; (ii) Employee's resignation from the Bank's employ upon any (A) failure to elect or reelect or to appoint or reappoint Employee as President and Chief Executive Officer of the Bank, unless consented to by the Employee, (B) a material change in Employee's function, duties, or responsibilities, which change would cause Employee's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1.1 and 2.1 hereof, unless consented to by Employee, (C) a relocation of Employee's principal place of employment outside of Los Angeles County or Ventura County, California, unless consented to by the Employee, (D) a material reduction in the aggregate benefits and perquisites to the Employee from those being provided as of the effective date of this Agreement, unless such reduction is (I) consented to by the Employee, (II) applies generally to executive-level employees of the Bank to the extent Employee receives benefits or perquisites generally available to executive-level employees of the Bank, or applies generally to executive-level employees of the Company to the extent Employee receives benefits or perquisites generally available to executive-level employees of the Company, or (III) is a reduction in the amount of Employee's bonus based on the application of a formula or index to the financial performance of the Bank, (E) a liquidation or dissolution of the Bank, or (F) a material breach of this Agreement by the Bank or the Company. Upon the occurrence of any event described in clauses (A), (B), (C), (D), (E) or
(F), above, Employee shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than thirty (30) days prior written notice given within six full months after the event giving rise to said right to elect.

(b) Upon the occurrence of an Other Event of Termination, the Bank shall be obligated to pay Employee, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, an amount equal to Employee's then annual base salary. Such amount shall be paid in six equal monthly installments commencing on the 30th day after the Termination Date. Such amount shall be in addition to any compensation or benefits earned by Employee or to which Employee was entitled prior to the Termination Date. Such payments shall not be reduced in the event the Employee obtains other employment following termination of employment.

(c) Upon the occurrence of an Other Event of Termination, the Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank or the Company for Employee prior to his termination at no premium cost to the Employee, except to the extent such coverage may be changed in its application to all executive-level employees of the Bank if such coverage was generally available on the date of an Other Event of Termination to executive-level employees of the Bank, or except to the extent such coverage may be changed in its application to all executive-level employees of the Company if such coverage was generally available on the date of an Other Event of Termination to executive-level employees of the Company. The benefits provided under this Section 4.3(c) shall continue until the earlier of (a) the expiration of one year following Employee's termination of employment with the Bank or (b) the date Employee becomes covered under any other group health plan not maintained by the Bank, the Company or any of its subsidiaries; provided, however, that if such other group health plan excludes any pre-existing condition that Employee or Employee's dependents may have when coverage under such group health plan would otherwise begin, coverage under this Section 4.3(c) shall continue (but not beyond the one year period described in clause (a) of this sentence) with respect to such pre-existing condition until such exclusion under such other group health plan lapses or expires. In the event Employee is required to make an election under Sections 601 through 607 of the Employee Retirement Income Security Act of 1974 (commonly known as COBRA) to qualify for the benefits described in this Section 4.3(c), the obligations of the Bank under this Section 4.3(c) shall be conditioned upon Employee's timely making such an election.

4.4.     Change in Control.
         -----------------

(a) For purposes of this Agreement, a "Change in Control" of the Bank or Company shall mean: (i) any "person" (as the term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or more than one person acting as a group, becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of voting securities of the Bank, the Company or any subsidiary of the Company which owns a majority of the outstanding voting securities of the Bank (the "Direct Parent") representing 50% or more of the Bank's, the Company's or the Direct Parent's outstanding voting securities, except for any voting securities (A) of the Bank purchased by the Company or Direct Parent, (B) of the Direct Parent purchased by the Company, or (C) of the Bank or Company purchased by any employee benefit plan of the Bank or the Company, or (ii) individuals who constitute the board of directors of the Bank (including Employee, if Employee is a director) on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of more than one-half of the directors comprising the Incumbent Board, or whose nomination for election by the company's stockholders was approved by the same nominating committee serving under an Incumbent Board, shall be, for purposes of this clause (ii), considered as though he were a member of the Incumbent Board, or (iii) the consummation of (A) a merger, consolidation or reorganization to which the Bank, the Company or the Direct Parent is a party, whether or not the Bank, the Company or the Direct Parent is the entity surviving or resulting therefrom, or
(B) a sale or other disposition of all or substantially all of the assets of the Bank, the Company or the Direct Parent, in one transaction or a series of related transactions, to any person other than the Bank, the Company or the Direct Parent; provided, however, that no such consummation will constitute a Change of Control pursuant to this clause (iii) if persons who were stockholders of the Company immediately before the consummation of the transaction are the beneficial owners immediately following the consummation of the transaction, of more than 50% of the combined voting power of the then outstanding voting securities of the person surviving or resulting from any merger, consolidation or reorganization referred to in clause (iii)(A) or the person to whom the assets of the Bank, the Company or the Direct Parent are sold, assigned or disposed of in any transaction or series of transactions referred to in clause
(iii)(B).

(b) If a Change in Control has occurred pursuant to Section 4.4(a) or the Board has determined that a Change in Control has occurred, Employee shall be entitled to the benefits provided in paragraphs (c) and (d) of this Section 4.4 upon his subsequent termination of employment at any time within 12 months following the Change in Control due to: (i) Employee's dismissal without Cause (as defined in Section 4.2) or (ii) Employee's voluntary resignation following an Other Event of Termination (as defined in Section 4.3).

(c) Upon Employee's entitlement to benefits pursuant to Section 4.4(b), the Bank shall pay Employee, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, a sum equal to two times the average of Employee's "Annual Cash Compensation" for the five most recent taxable years that Employee has been employed by the Bank or for such lesser number of years in the event that Employee shall have been employed by the Bank for less than five years. Such "Annual Cash Compensation" shall consist of Employee's base salary, commissions, bonuses, and directors or committee fees. Such payment shall be made in one lump sum within 30 days after Employee's termination of employment which entitles Employee thereto; provided, however, that in the event the Bank is not in compliance with its minimum capital requirements or if such payment would cause the Bank's capital to be reduced below its minimum regulatory capital requirements, such payment shall be deferred until such time as the Bank or successor thereto is in capital compliance. Such payment shall not be reduced in the event Executive obtains other employment following termination of employment.

(d) Upon Employee's entitlement to benefits pursuant to Section 4.4(b), the Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for Employee prior to his termination of employment at no premium cost to the Employee, except to the extent such coverage may be changed in its application to all executive-level employees of the Bank if such coverage was generally available on Executive's Termination Date to executive-level employees of the Bank, or except to the extent such coverage may be changed in its application to all executive-level employees of the Company if such coverage was generally available on Executive's Termination Date to executive-level employees of the Company. The benefits provided under this Section 4.4(d) shall continue until the earlier of (a) the expiration of one year following Employee's termination of employment with the Bank or (b) the date Employee becomes covered under any other group health plan not maintained by the Bank, the Company or any of its subsidiaries; provided, however, that if such other group health plan excludes any pre-existing condition that Employee or Employee's dependents may have when coverage under such group health plan would otherwise begin, coverage under this
Section 4.4(d) shall continue (but not beyond the one year period described in clause (a) of this sentence) with respect to such pre-existing condition until such exclusion under such other group health plan lapses or expires. In the event Employee is required to make an election under Sections 601 through 607 of the Employee Retirement Income Security Act of 1974 (commonly known as COBRA) to qualify for the benefits described in this Section 4.4(d), the obligations of the Bank under this Section 4.4(d) shall be conditioned upon Employee's timely making such an election.

(e) Notwithstanding anything to the contrary in this Section 4.4, in no event shall the aggregate payments or benefits to be made or afforded to Employee under this Section 4.4 (the "Termination Benefits") constitute an "excess parachute payment" under Section 280G of the Internal Revenue Code of 1986, as amended or any successor thereto, and in order to avoid such a result, Termination Benefits will be reduced, if necessary, to an amount (the "Non-Triggering Amount"), the value of which is $1.00 less than an amount equal to three times Employee's "base amount", as determined in accordance with said
Section 280G. The allocation of the reduction required hereby among the Termination Benefits provided by this Section 4.4 shall be determined by Employee.

4.5. Termination By the Employee or Death. If the Employee terminates his employment with the Bank for any reason other than the reasons set forth in Sections 4.3 and 4.4 hereof or Employee's employment is terminated as a result of his death, the Bank shall pay to the Employee, or in the event of his death, his beneficiary or beneficiaries or his estate, as the case may be, the base salary earned but unpaid pursuant to Section 3.1 hereof through the Termination Date and any earned but unused vacation pay due to the Employee at the Termination Date. Any such payments due Employee, under this Section 4.5 shall be paid on the Termination Date, unless the termination of Employees employment was due to his death, in which case, such payment shall be made by no later than 30 days after the Termination Date. Employee shall not have the right to receive compensation or other benefits for any period after the Termination Date which have not vested or been earned as of the Termination Date. Employee shall have the right to receive compensation or other benefits which have already vested or been earned as of the Termination Date, unless payment of such compensation or benefits is expressly prohibited by the terms of any plan, program or agreement governing such compensation or benefits.

4.6. Termination or Disability. If (i) the Employee is absent from work for 180 calendar days in any 12-month period by reason of illness or incapacity (whether physical or otherwise) or (ii) the Board of Directors reasonably determines that the Employee is unable to perform his duties, services and responsibilities hereunder by reason of illness or incapacity (whether physical or otherwise) for a total of 90 calendar days in any 12-month period during the Term ("Disability"), the Bank may terminate the Employee's employment hereunder as of the Termination Date specified in a written notice termination from the Bank to Employee. If the Employee's employment is terminated by the Bank pursuant to this Section 4.6, the Bank shall pay on the Termination Date to Employee the base salary earned but unpaid pursuant to Section 3.1 hereof through the Termination Date and any earned but unused vacation pay due to the Employee at the Termination Date. In addition, the Employee shall be entitled to receive benefits based on the Bank's applicable disability plans then in effect. Employee shall not have the right to receive compensation or other benefits for any period after the Termination Date which have not vested or been earned as of the Termination Date. Employee shall have the right to receive compensation or other benefits which have already vested or been earned as of the Termination Date, unless payment of such compensation or benefits is expressly prohibited by the terms of any plan, program or agreement governing such compensation or benefits.

4.7. Termination of Bank's Obligation. If, at any time within one year following termination of employment, the Employee materially breaches any of the Employee's obligations under Articles 5 or 6 of this Agreement, then, in addition to any other remedy of the Bank, the Bank's obligation, if any, to make severance payments under Sections 4.3 and 4.4 shall cease as of the date such material breach occurs. Moreover, the Employee acknowledges that a material breach of Articles 5 or 6 of this Agreement will cause irreparable harm to the Bank and, if the Employee fails to abide by these obligations, the Bank will be entitled to seek specific performance, including immediate issuance of a temporary restraining order or preliminary injunction enforcing this Agreement, and to seek judgment for damages caused by the Employee's breach, and to seek other remedies provided by applicable law.

4.8. Termination Date. Any termination of Employee's employment hereunder pursuant to this Article 4 shall be effected by written notice other than a termination as a result of Employee's death. Any written notice of termination shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Employee's employment under the provisions so indicated. The effective date of any such termination (the "Termination Date") shall be as follows:

(a) In the event of a termination due to Employee's death, the date of such death.

(b) In the event of termination for any reason other than Employee's death, the date specified in the written notice of termination which in no event shall be prior to the date of receipt of such notice.

ARTICLE 5 -       CONFIDENTIALITY AND NON-SOLICITATION

5.1. Nondisclosure. Employee acknowledges that in the course of employment with Bank, Employee will have access to learn confidential information concerning the Bank. Confidential information includes, but is not limited to, information about either Bank's borrowers and clients, the terms and conditions under which Bank or its affiliates deals with borrowers and clients, pricing information for the purchase or sale of assets, financing and securitization arrangements, research materials, manuals, computer programs, formulas for analyzing asset portfolios, techniques, data, marketing plans and tactics, technical information lists of asset sources, the processes and practices of Bank, all information contained in electronic or computer files, all financial information, salary and wage information, and any other information that is designated in writing by Bank or its affiliates as confidential or that Employee knows or should know is confidential; information provided by third parties that Bank is obligated to keep confidential; and all other proprietary information of Bank. Employee acknowledges that all confidential information is and shall continue to be the exclusive property of Bank, whether or not prepared in whole or in part by Employee and whether or not disclosed to or entrusted to Employee in connection with employment by the Bank. Employee agrees not to disclose confidential information, directly or indirectly, under any circumstances or by any means, to any third persons without the prior written consent of the Bank. Employee agrees that he will not copy, transmit, reproduce, summarize, quote, or make any commercial or other use whatsoever of confidential information, except as may be necessary to perform work done by Employee for the Bank. Employee agrees to exercise the highest degree of care in safeguarding confidential information against loss, theft or other inadvertent disclosure and agrees generally to take all steps necessary or requested by the Bank to ensure maintenance of the confidentiality of the confidential information. Employee agrees in addition to the specific covenants contained herein to comply with all of Bank's policies and procedures for the protection of confidential information.

5.2. Exclusions. Section 5.1 shall not apply to the following information: (a) information previously, now or hereafter voluntarily disseminated by the Bank to the public or which otherwise becomes part of the public domain through lawful means; (b) information known to Employee prior to Employee's employment with the Bank; (c) information received by Employee from third parties not known by Employee to be subject to a confidentiality agreement with the Bank; or (d) information, including but not limited to, information concerning banking, financial and/or economic principles, concepts or ideas which is not solely and exclusively derived from the business plans and activities of the Bank.

5.3. Confidential Proprietary and Trade Secret Information of Others. Employee represents that he has disclosed to Bank any agreement to which Employee is or has been a party regarding the confidential information of others and Employee understands that Employee's employment by the Bank will not require Employee to breach any such agreement. Employee will not disclose such confidential information to the Bank nor induce the Bank to use any trade secret proprietary information received from another under an agreement or understanding prohibiting such use or disclosure.

5.4. Non-Solicitation of Employees. During the period of one year after the Termination Date, the Employee shall not directly or indirectly solicit for employment or for independent contractor work any employee of the Bank or the Company, and shall not encourage any such employee to leave the employment of the Bank or the Company.

5.5. Non-Solicitation of Customers. During the period of one year following the Termination Date, the Employee shall not directly or indirectly (a) solicit for business any customers of the Bank or the Company, (b) encourage any such customers to stop using the facilities or services of the Bank or the Company, or (c) encourage any such customers to use the facilities or services of any competitor of the Bank or the Company. Notwithstanding the foregoing, the Bank and the Company expressly agree and acknowledge that any general solicitation of business by any entity or person which subsequent to the Term employs the Employee shall not constitute a breach of this Section 5.5.

5.6. No Unfair Competition. Employee hereby acknowledges that the sale or unauthorized use or disclosure of any of the Bank's or Company's Confidential Material obtained by the Employee by any means whatsoever, at any time before, during, or after the Term shall constitute unfair competition. Employee shall not engage in any unfair competition with the Bank or the Company either during the Term or at any time thereafter.

ARTICLE 6 -       BANK'S OWNERSHIP IN EMPLOYEE'S WORK

6.1. Bank's Ownership. The Employee agrees that all inventions, discoveries, improvements, trade secrets, formulae, techniques, processes, and know-how, whether or not patentable, and whether or not reduced to practice, that are conceived or developed during the Employee's employment with the Bank, either alone or jointly with others, if on the Bank's time, using the Bank's facilities, relating to the Bank or to the banking industry shall be owned exclusively by the Bank, and the Employee hereby assigns to the Bank all Employee's right, title, and interest in all such intellectual property. The Employee agrees that the Bank shall be the sole owner of all domestic and foreign patents or other rights pertaining thereto, and further agrees to execute all documents that the Bank reasonably determines to be necessary or convenient for use in applying for, prosecuting, perfecting, or enforcing patents or other intellectual property rights, including the execution of any assignments, patent applications, or other documents that Bank may reasonably request. This provision is intended to apply only to the extent permitted by applicable law.

6.2. Statutory Limitation on Assignment. The Employee understands that the Bank is hereby advising the Employee that any provision in this Agreement requiring the Employee to assign rights in any invention does not apply to an invention that qualifies fully under the provisions of Section 2870 of the California Labor Code. That Section provides as follows:

                  "(a) Any provision in an employment agreement which provides that an employee shall assign, or offer to assign, any of his or her rights in an invention to his or her employer shall not apply to an invention that the employee developed entirely on his or her own time without using the employer's equipment, supplies facilities, or trade secret information, except for those inventions that either:

                           (1) Relate at the time of conception or reduction to
practice of the invention to the employer's business, or actual or demonstrably anticipated research or development of the employer; or

                           (2) Result from any work performed by the employee
for the employer.

                  (b) To the extent a provision in an employment agreement purports to require an employee to assign an invention otherwise excluded from being required to be assigned under subdivision (a), the provision is against the public policy of the state and is unenforceable."

         By signing this Agreement, the Employee acknowledges that this paragraph shall constitute written notice of the provisions of Section 2870.

6.3. Return of Bank's Property and Materials. Upon termination of employment with the Bank, the Employee shall deliver to the Bank all Bank property and materials that are in the Employee's possession or control, including all of the information described as confidential information in Section 6 of this Agreement and including all other information relating to any inventions, discoveries, improvements, trade secrets, formulae, processes, or know-how of the Bank.

6.4. Ventures. If Employee, during employment with the Bank, is engaged in or associated with the planning or implementation of any project, program, or venture involving the Bank and any third parties, all rights in the project, program, or venture shall belong to the Bank, and Employee shall not be entitled to any interest therein or to any commission, finder's fee, or other compensation in connection therewith other than the salary to be paid to Employee as provided in this Agreement.

ARTICLE 7 -       ARBITRATION

         Any claim or controversy between the parties which the parties are unable to resolve themselves, including any claim arising out of Employee's employment or the termination of that employment, and including any claim arising out of, connected with, or related to the formation, interpretation, performance or breach of this Agreement, and any claim or dispute as to whether a claim is subject to arbitration, shall be submitted to and resolved exclusively by expedited arbitration by a single arbitrator in accordance with the following procedures:

7.1. In the event of a claim or controversy subject to this arbitration provision, the complaining party shall promptly send written notice to the other party identifying the matter in dispute and the proposed remedy. Following the giving of such notice, the parties shall meet and attempt in good faith to resolve the matter. In the event the parties are unable to resolve the matter within 21 days, the parties shall meet and attempt in good faith to select a single arbitrator acceptable to both parties. If a single arbitrator is not selected by mutual consent within 10 business days following the giving of the written notice of dispute, an arbitrator shall be selected from a list of nine persons each of whom shall be an attorney who is either engaged in the active practice of law or a recognized arbitrator and who, in either event, is experienced in serving as an arbitrator in disputes between employers and employees, which list shall be provided by the main Los Angeles office of the American Arbitration Association ("AAA") or of the Federal Mediation and Conciliation Service. If, within three business days of the parties' receipt of such list, the parties are unable to agree upon an arbitrator from the list, then the parties shall each strike names alternatively from the list, with the first to strike being determined by the flip of a coin. After each party has had four strikes, the remaining name on the list shall be the arbitrator. If such person is unable to serve for any reason, the parties shall repeat this process until an arbitrator is selected.

7.2. Unless the parties agree otherwise, within 120 days of the selection of the arbitrator, a hearing shall be conducted before such arbitrator at a time and a place in Los Angeles County agreed upon by the parties. In the event the parties are unable to agree upon the time or place of the arbitration, the time and place within Los Angeles County shall be designated by the arbitrator after consultation with the parties. Within 30 days of the conclusion of the arbitration hearing, the arbitrator shall issue an award, accompanied by a written decision explaining the basis for the arbitrator's award.

7.3. In any arbitration hereunder, the Bank shall pay all administrative fees of the arbitration and all fees of the arbitrator, except that Employee may, if he wishes, pay up to one-half of those amounts. Each party shall pay its own attorneys' fees, costs, and expenses, unless the arbitrator orders otherwise. The prevailing party in such arbitration, as determined by the arbitrator, and in any enforcement or other court proceedings, shall be entitled, to the extent permitted by law, to reimbursement from the other party for all of the prevailing party's costs (including but not limited to the arbitrator's compensation), expenses, and attorneys' fees. The arbitrator shall have no authority to add to or to modify this Agreement, shall apply all applicable law, and shall have no lesser and no greater remedial authority than would a court of law resolving the same claim or controversy. The arbitrator shall, upon an appropriate motion, dismiss any claim without an evidentiary hearing if the party bringing the motion establishes that it would be entitled to summary judgement if the matter had been pursued in court litigation. The parties shall be entitled to reasonable discovery subject to the discretion of the arbitrator.

7.4. The decision of the arbitrator shall be final, binding, and non-appealable, except as otherwise permitted by law, and may be enforced as a final judgment in any court of competent jurisdiction.

7.5. This Agreement to resolve any disputes by arbitration shall extend to claims against any parent, subsidiary, or affiliate of each party, and, when acting within such capacity, any officer, director, shareholder, employee or agent of each party, or of any of the above, and shall apply as well to claims arising out of state and federal statutes and local ordinances as well as to claims arising under the common law or under this Agreement. This Agreement, however, shall not apply to claims for workers' compensation or unemployment compensation benefits.

7.6. Notwithstanding the foregoing, and unless otherwise agreed between the parties, either party may, in an appropriate matter, apply to a court for provisional relief, including a temporary restraining order or preliminary injunction, on the ground that the arbitration award to which the applicant may be entitled may be rendered ineffectual without provisional relief.

7.7. Any arbitration hereunder shall be conducted in accordance with the employment rules and procedures of the AAA then in effect; provided, however, that, in the event of any inconsistency between the rules and procedures of the AAA and the terms of this Agreement, the terms of this Agreement shall prevail.

7.8. If any of the provisions of this Section 7 are determined to be unlawful or otherwise unenforceable, in whole or in part, such determination shall not affect the validity of the remainder of this Section 7, and this Section 7 shall be reformed to the extent necessary to carry out its provisions to the greatest extent possible and to insure that the resolution of all conflicts between the parties, including those arising out of statutory claims, shall be resolved by neutral, binding arbitration. If a court should find that the provisions of this
Section 7 are not absolutely binding, then the parties intend any arbitration decision and award to be fully admissible in evidence in any subsequent action, given great weight by any finder of fact, and treated as determinative to the maximum extent permitted by law.

ARTICLE 8 -       MISCELLANEOUS

8.1.     Required Provisions.
         -------------------

(a) The Board of Directors of the Bank may terminate the Employee's employment at any time, but any termination by the Bank's Board of Directors other than termination for Cause shall not prejudice the Employee's right to compensation or other benefits under this Agreement. The Employee shall have no right to receive compensation or other benefits for any period after termination for Cause as defined in Section 4.2 hereof.

(b) If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act (12 U.S. C. 1818(e)(3) and (g)(1)), the Bank's obligations under this Agreement shall be suspended as of the date of service unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may in its discretion (i) pay the Employee all or part of the compensation withheld while its contract obligations were suspended, or (ii) reinstate (in whole or in part) any of its obligations which were suspended.

(c) If the Employee is removed and/or is permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under section 8(e)(4) or (g)(1) of the Federal Deposit Insurance Act (12 U.S. C. 1818(e)(3) and (g)(1)), all obligations of the Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the Employee shall not be affected.

(d) If the Bank is in default (as defined in section 3(x)(1) of the Federal Deposit Insurance Act), all obligations of the Bank under this Agreement shall terminate as of the date of default, but this paragraph (d) shall not affect any vested rights of the Employee.

(e) All obligations under this Agreement shall be terminated, except to the extent it is determined that continuation of this Agreement is necessary for the continued operation of the Bank:

                                    (1) by the Director of the OTS (or his or
her designee), at the time the Federal Deposit Insurance Corporation or Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in section 13(c) of the Federal Deposit Insurance Act; or

                                    (2) by the Director of the OTS (or his or
her designee) when the Director of the OTS (or his or her designee) approves a supervisory merger to resolve problems related to the operation of the association, or when the Bank is determined by the Director of the OTS to be in an unsafe or unsound condition;

provided that any rights of the parties that have already vested shall not be affected by such action.

(f) Any payments made to the Employee, pursuant to this Agreement or otherwise, are subject to and conditioned upon compliance with 12 U.S.C. Section 1828(k) and any regulations promulgated thereunder.

8.2. Indemnification. The Bank and Employee are entering into an indemnification agreement in the form attached hereto as Exhibit "B". Any payments made to Employee pursuant to such indemnification agreement are subject to and conditioned upon compliance with 12 C.F.R. Section 545.121 and any rules or regulations promulgated thereunder.

8.3. Severable Provisions. The provisions of this Agreement are separate and distinct, and if any provisions are determined to be unenforceable, in whole or in part, the remaining provisions, and the enforceable parts of any partially unenforceable provisions, shall nevertheless be enforceable.

8.4. Successors and Assigns. The Bank shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation, or otherwise to all or substantially all of the business or assets of the Bank to expressly assume and agree to perform in writing this Agreement in the same manner and to the same extent that the Bank would be required to perform it if no such succession or assignment had taken place. This Agreement shall inure to the benefit of and be binding upon the Bank, its successors and assigns, and upon the Employee and his heirs, executors, administrators and legal representatives. No party to this Agreement may delegate its or his duties hereunder without the prior written consent of the other parties to this Agreement.

8.5. Governing Law. The validity, interpretation, performance and enforcement of this Agreement shall be governed by the laws of the State of California (without regard to the choice of law provisions of California), but only to the extent no superseded by federal law.

8.6. Source of Payments. All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Company, however, unconditionally guarantees payment and provision of all amounts and benefits due hereunder to Employee and, if such amounts and benefits due from the Bank are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Company.

8.7. Headings. Section and subsection headings do not constitute part of this Agreement. They are included solely for convenience and reference, and they in no way define, limit, or describe the scope of this Agreement or the intent of any of its provisions.

8.8. Integration. This Agreement, including any documents expressly incorporated into it by the terms of this Agreement and the Option Documents constitutes the entire agreement between the parties and supersedes all prior oral and written agreements, understandings, negotiations, and discussions relating to the subject matter of this Agreement. With this Agreement the parties rescind any previous employment agreements or arrangements between themselves. Any supplement, modification, waiver, or termination of this Agreement is valid only if it is set forth in a writing signed by both parties. The waiver of any provision of this Agreement shall not constitute a waiver of any other provisions and, unless otherwise stated, shall not constitute a continuing waiver.

8.9. Notice. Any notice or other communication required or permitted under this Agreement shall be in writing and shall be deemed to have been given (i) if personally delivered, when so delivered, (ii) if mailed, one week after having been placed in the United States mail, registered or certified, postage prepaid, addressed to the party to whom it is directed at the address listed below or
(iii) if given by facsimile, when the notice is transmitted to the facsimile number specified below, and the appropriate answerback or telephonic confirmation is received:

         If to the Bank:
         --------------
         23901 Calabasas Road, Suite 1050
         Calabasas, California 91302
         Attention:  Chairman of The Board and Corporate Secretary
         Telephone: (818) 223-8084
         Facsimile:  (818) 223-8457

         With a copy to:
         --------------
         Edward J. Reeves, Esq.
         Stoel Rives LLP
         900 S.W. 5th St.
         Portland, Oregon 97204
         Telephone: (503) 294-9260
         Facsimile: (503) 220-2480

         and

         Thomas A. Kirschbaum, Esq.
         Irell & Manella, LLP
         1800 Avenue of the Stars
         Los Angeles, California 90067
         Telephone: (310) 203-7601
         Facsimile: (310) 203-7199

         If to the Employee:
         ------------------
         4253 Mesa Vista Drive
         La Canada, California 91011
         Telephone: (818) 790-3053
         Facsimile:  (818) 790-6149

         With a copy to:
         --------------
         William T. Quicksilver, Esq.
         Manatt, Phelps & Phillips, LLP
         11355 West Olympic Boulevard
         Los Angeles, California 90064
         Telephone: (310) 312 4210
         Facsimile: (310) 312-4224

In order for a party to change its address or other information for the purpose of this section, the party must first provide notice of that change in the manner required by this section.

         EACH PARTY ACKNOWLEDGES that it has had an opportunity to negotiate, carefully consider, and receive advice on the terms of this Agreement before signing it.

















         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date and year set forth below.

                                         First Bank of Beverly Hills, F.S.B.



Date: ____________________________       By: _______________________________
                                         Name:
                                         Title:

                                         Richard S. Cupp



Date: _____________________________      ___________________________________

                                         Wilshire Financial Services Group, Inc.



Date: ______________________________     By: ______________________________
                                         Name:
                                         Title:

                                                                   EXHIBIT 10.22



                     WILSHIRE FINANCIAL SERVICES GROUP INC.
                         GLENNON STOCK OPTION AGREEMENT




         THIS STOCK OPTION AGREEMENT (the "Agreement") is made and entered into as of January 27, 2000, by and between Wilshire Financial Services Group Inc., a Delaware corporation (the "Company"), and Stephen Glennon (the "Optionee"), an Employee of the Company.

         A. Pursuant to the Plan, the Administrator has determined that it is to the advantage and best interest of the Company to grant to Optionee this option (the "Option") to purchase a total of Four Hundred Thousand (400,000) shares of the Common Stock of the Company (the "Shares" or the "Option Shares"), at the price determined as provided herein, and in all respects subject to the terms, definitions and provisions of the Wilshire Financial Services Group Inc. 1999 Equity Incentive Plan (the "Plan") adopted by the Company, which is incorporated herein by reference.

         B. Unless otherwise defined herein, capitalized terms used in this Agreement shall have the meanings set forth in the Plan.

         NOW, THEREFORE, in consideration of the mutual agreements contained herein, the Optionee and the Company hereby agree as follows:

1.       Grant and Terms of Stock Option.
         -------------------------------

1.1 Grant of Option. The Company hereby grants to the Optionee the right and option to purchase, subject to the terms and conditions set forth in the Plan and this Agreement, all or any part of 400,000 Shares at the purchase price of $1.0625 per Share.

1.2 Nature of the Option. This Option is intended by the Company and Optionee to be an Incentive Stock Option, as defined in Section 422 of the Code with respect to 282,352 Option Shares and is intended to be a non-qualified stock option with respect to 117,648 Option Shares.

1.3           Vesting and Exercisability.
              --------------------------

1.3.1 Subject to the provisions of the Plan and the other provisions of this Agreement, this Option shall vest and become exercisable with respect to 33.33% of the Shares subject to this Option on each of January 27, 2000, June 10, 2001, and June 10, 2002 (the "Vesting Date"). Subject to
         Section 1.3.2 hereof, in the event of a Termination of Employment with respect to Optionee, this Option shall immediately cease vesting and shall be cancelled to the extent of the number of Shares as to which this Option has not vested as of the date of termination.

1.3.2 Notwithstanding anything to the contrary in Section 1.3.1 hereof, in the event of a Termination of Employment with respect to Optionee that occurs within six (6) months of a Change in Control (as defined in the Plan) and (x) is by the Company other than with Cause (as defined below) or (y) is by Optionee with Good Reason (as defined below), any unvested portion of this Option shall, upon such termination, immediately vest and become exercisable.

2. Term of Option. No portion of this Option may be exercised more than ten (10) years from the date of this Agreement. Subject to Section 1.3.2 hereof, in the event of Termination of Employment with respect to Optionee, this Option shall be cancelled as to any unvested Shares as provided in Section 1.3.1, and shall terminate and be cancelled with respect to any vested Shares on the earlier of
(i) the expiration of the ten (10) year period set forth in the first sentence of this Section 1.4, or (ii) thirty (30) days after such Termination of Employment (or six (6) months in the case of such termination as a result of Optionee's disability or death); provided, however, if Optionee's Termination of Employment is with Cause, this entire Option shall be cancelled and terminated as of the date of such termination and shall no longer be exercisable as to any Shares, whether or not previously vested. For purposes of this Agreement, "Cause" shall mean (i) as such term is defined in the employment agreement between the Optionee and the Company and (ii) if no such employment agreement exists, any of the following acts or circumstances: (a) willful destruction by Optionee of Company property having a material value to the Company; (b) fraud, embezzlement, theft, or comparable dishonest activity committed by Optionee (excluding acts involving a de minimis dollar value and not related to the Company); (c) Optionee's conviction of or entering a plea of guilty or nolo contendere to any crime constituting a felony or any misdemeanor involving fraud, dishonesty or moral turpitude (excluding acts involving a de minimis dollar value and not related to the Company); (d) Optionee's breach, neglect, refusal, or failure to materially discharge Optionee's duties (other than due to physical or mental illness) commensurate with Optionee's title and function or Optionee's failure to comply with the lawful directions of the Board of Directors or the Chief Executive Officer of the Company, in any such case that is not cured within fifteen (15) days after Optionee has received written notice thereof from the Board of Directors or the Chief Executive Officer of the Company; or (e) a willful and knowing material misrepresentation to the Board of Directors or the Chief Executive Officer of the Company. For purposes of this Agreement, "Good Reason" shall mean (i) the transfer of Optionee's principal place of employment to a geographic location more than 30 miles from the location of Optionee's current principal place of employment; or (ii) a reduction in Optionee's gross annual base compensation (excluding any year-end or other bonuses) except if such reduction is pursuant to an agreement with the Optionee in consideration of an additional award of options.

3.       Method of Exercise.
         ---------------------

3.1 Delivery of Notice of Exercise. This Option shall be exercisable by written notice in the form attached hereto as Exhibit A which shall state the election to exercise this Option, the number of Shares in respect of which this Option is being exercised, and such other representations and agreements with respect to such Shares as may be required by the Company pursuant to the provisions of this Agreement and the Plan. Such written notice shall be signed by Optionee (or by Optionee's beneficiary or other person entitled to exercise this Option in the event of Optionee's death under the Plan) and shall be delivered in person or by certified mail to the Secretary of the Company. The written notice shall be accompanied by payment of the exercise price. This Option shall not be deemed exercised until the Company receives such written notice accompanied by the exercise price and any other applicable terms and conditions of this Agreement are satisfied. This Option may not be exercised for a fraction of a Share.

3.2 Restrictions on Exercise. No Shares will be issued pursuant to the exercise of this Option unless and until there shall have been full compliance with all applicable requirements of the Securities Act of 1933, as amended (whether by registration or satisfaction of exemption conditions), all Applicable Laws, and all applicable listing requirements of any national securities exchange or other market system on which the Common Stock is then listed. As a condition to the exercise of this Option, the Company may require Optionee to make any representation and warranty to the Company as may be necessary or appropriate, in the judgment of the Administrator, to comply with any Applicable Law. For purposes of this Agreement, the term "Applicable Laws" means any applicable statute, ordinance, writ, judgment, injunction, rule, regulation, order or decree of any court or other governmental or regulatory body, agency or authority, federal, state, local or foreign.

3.3 Method of Payment. Payment of the exercise price shall be made in full at the time of exercise in cash or by check payable to the order of the Company, or, subject in each case to the advance approval of the Administrator in its sole discretion, by delivery of shares of Common Stock already owned by Optionee, by delivery of a full recourse promissory note made by Optionee in favor of the Company or by any combination or the foregoing. Shares of Common Stock used to satisfy the exercise price of this Option shall be valued at their Fair Market Value determined on the date of exercise (or if such date is not a business day, as of the close of the business day immediately preceding such date). In addition, the Administrator may impose such other conditions in connection with the delivery of shares of Common Stock in satisfaction of the exercise price as it deems appropriate in its sole discretion, including without limitation a requirement that the shares of Common Stock delivered have been held by the Optionee for a specified period of time. Any promissory note delivered pursuant to this Section 3.3 shall have terms and provisions (including, without limitation, those relating to the maturity date, payment schedule and interest rate) as determined by the Administrator in its sole discretion, shall be secured by the Shares acquired and shall comply with all Applicable Laws (including, without limitation, state and federal margin requirements).

4.       Non-Transferability of Option.
         -----------------------------

4.1 Transfer Restrictions. This Option may not be transferred in any manner otherwise than by will or by the laws of descent or distribution or to a beneficiary designated pursuant to the Plan, and may be exercised during the lifetime of Optionee only by Optionee. During the six (6) month period after the death of Optionee, this Option may, to the extent it remained unexercised (but vested and exercisable by Optionee in accordance with its terms) on the date of death, be exercised by Optionee's beneficiary or other person entitled to exercise this Option in the event of Optionee's death under the Plan.

4.2 Disqualifying Disposition. If Optionee sells or otherwise disposes of any of the Shares acquired upon exercise of this Option on or before the later of (i) two (2) years after the date hereof or (ii) one year after the date such Shares were acquired, Optionee shall immediately notify the Company in writing of such disposition. Optionee agrees that he or she may be subject to income tax withholding by the Company on the taxable income recognized as a result of such disposition and that Optionee shall be required to satisfy such withholding obligations either by making a payment to the Company in cash or by withholding from current earnings of Optionee.

5.       General.
         --------

5.1 Governing Law. This Agreement shall be governed by and construed under the laws of the state of Oregon applicable to Agreements made and to be performed entirely in Oregon, without regard to the conflicts of law provisions of Oregon or any other jurisdiction.

5.2 Notices. Any notice required or permitted under this Agreement shall be given in writing by express courier or by postage prepaid, United States registered or certified mail, return receipt requested, to the address set forth below or to such other address for a party as that party may designate by ten
(10) days advance written notice to the other parties. Notice shall be effective upon the earlier of receipt or three (3) days after the mailing of such notice.

         If to the Company:         Wilshire Financial Services Group Inc.
                                    1776 S.W. Madison Street
                                    Portland, Oregon 97205
                                    Attn: Chief Financial Officer

         If to Optionee, at the address set forth on the signature page.




5.3 Community Property. Without prejudice to the actual rights of the spouses as between each other, for all purposes of this Agreement, the Optionee shall be treated as agent and attorney-in-fact for that interest held or claimed by his or her spouse with respect to this Option and the parties hereto shall act in all matters as if the Optionee was the sole owner of this Option. This appointment is coupled with an interest and is irrevocable.

5.4 Modifications. This Agreement may be amended, altered or modified only by a writing signed by the Company and the Optionee hereto.

5.5 Additional Documents. Each party agrees to execute any and all further documents and writings, and to perform such other actions, which may be or become reasonably necessary or expedient to be made effective and carry out this Agreement.

5.6 No Third-Party Benefits. Except as otherwise expressly provided in this Agreement, none of the provisions of this Agreement shall be for the benefit of, or enforceable by, any third-party beneficiary.

5.7 Successors and Assigns. Except as provided herein to the contrary, this Agreement shall be binding upon and inure to the benefit of the parties, their respective successors and permitted assigns.

5.8 No Assignment. Except as otherwise provided in this Agreement, the Optionee may not assign any of his, her or its rights under this Agreement without the prior written consent of the Company, which consent may be withheld in its sole discretion. The Company shall be permitted to assign its rights or obligations under this Agreement, but no such assignment shall release the Company of any obligations pursuant to this Agreement.

5.9 Severability. The validity, legality or enforceability of the remainder of this Agreement shall not be affected even if one or more of the provisions of this Agreement shall be held to be invalid, illegal or unenforceable in any respect.

5.10 Equitable Relief. The Optionee acknowledges that, in the event of a threatened or actual breach of any of the provisions of this Agreement, damages alone will be an inadequate remedy, and such breach will cause the Company great, immediate and irreparable injury and damage. Accordingly, the Optionee agrees that the Company shall be entitled to injunctive and other equitable relief, and that such relief shall be in addition to, and not in lieu of, any remedies they may have at law or under this Agreement.

5.11 Attorneys' Fees. Should any litigation or arbitration be commenced (including any proceedings in a bankruptcy court) between the parties hereto or their representatives concerning any provision of this Agreement or the rights and duties of any Person or entity hereunder, the party or parties prevailing in such proceeding shall be entitled, in addition to such other relief as may be granted, to the reasonable attorneys' fees and costs incurred by reason of such litigation.

5.12 Headings. The section headings in this Agreement are inserted only as a matter of convenience, and in no way define, limit, extend or interpret the scope of this Agreement or of any particular section.

5.13 Number and Gender. Throughout this Agreement, as the context may require,
(a) the masculine gender includes the feminine and the neuter gender includes the masculine and the feminine; (b) the singular tense and number includes the plural, and the plural tense and number includes the singular; (c) the past tense includes the present, and the present tense includes the past; (d) references to parties, sections, paragraphs and exhibits mean the parties, sections, paragraphs and exhibits of and to this Agreement; and (e) periods of days, weeks or month mean calendar days, weeks or months.

5.14     Counterparts.     This Agreement may be executed  simultaneously in two
or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

5.15 Complete Agreement. This Agreement and the Plan constitute the parties' entire agreement with respect to the subject matter hereof and supersede all agreements, representations, warranties, statements, promises and understandings, whether oral or written, with respect to the subject matter hereof.

                            [COMPANY SIGNATURE PAGE]

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth herein above.


                                       WILSHIRE FINANCIAL SERVICES GROUP INC.



                                       By:_____________________________________
                                       Name:
                                       Its:

                            [OPTIONEE SIGNATURE PAGE]

         OPTIONEE ACKNOWLEDGES AND AGREES THAT THE VESTING OF SHARES UNVESTED AS OF THE DATE OF THIS AGREEMENT PURSUANT TO SECTION 1.2 HEREOF IS EARNED ONLY BY CONTINUOUS STATUS AS AN EMPLOYEE (NOT THROUGH THE ACT OF BEING HIRED OR RETAINED, BEING GRANTED THIS OPTION OR ACQUIRING SHARES HEREUNDER). OPTIONEE FURTHER ACKNOWLEDGES AND AGREES THAT THIS OPTION, THE TRANSACTIONS CONTEMPLATED HEREUNDER AND THE VESTING SCHEDULE SET FORTH HEREIN DO NOT CONSTITUTE AN EXPRESS OR IMPLIED PROMISE OF CONTINUED ENGAGEMENT AS AN EMPLOYEE OF THE COMPANY FOR THE VESTING PERIOD, FOR ANY PERIOD, OR AT ALL. NOTHING IN THIS AGREEMENT OR THE PLAN SHALL LIMIT IN ANY MANNER WHATSOEVER THE RIGHT OR POWER OF THE COMPANY OR THE OPTIONEE TO TERMINATE OPTIONEE'S RELATIONSHIP WITH THE COMPANY WITH OR WITHOUT CAUSE.

         OPTIONEE ACKNOWLEDGES RECEIPT OF A COPY OF THE PLAN. OPTIONEE REPRESENTS THAT HE IS FAMILIAR WITH THE TERMS AND PROVISIONS OF THE PLAN, AND HEREBY ACCEPTS THIS OPTION SUBJECT TO ALL OF THE TERMS AND PROVISIONS THEREOF. OPTIONEE ALSO ACKNOWLEDGES THAT THE GRANT OF THIS OPTION, THE PURCHASE OF SHARES UPON EXERCISE OF THIS OPTION, AND THE SALE OF SUCH SHARES HAS IMPORTANT TAX IMPLICATIONS. OPTIONEE HAS REVIEWED THE PLAN AND THIS OPTION IN THEIR ENTIRETY, HAS HAD AN OPPORTUNITY AND HAS BEEN ENCOURAGED TO OBTAIN THE ADVICE OF HIS OR HER INDEPENDENT LEGAL COUNSEL AND TAX ADVISOR PRIOR TO EXECUTING THIS OPTION AND FULLY UNDERSTANDS ALL PROVISIONS OF THIS OPTION. OPTIONEE HEREBY AGREES TO ACCEPT AS BINDING, CONCLUSIVE AND FINAL ALL DECISIONS OR INTERPRETATIONS OF THE BOARD OR THE ADMINISTRATOR UPON ANY QUESTIONS ARISING UNDER THE PLAN.

                                                     ---------------------------
                                                     Stephen Glennon


                                                     ---------------------------
                                      Name:


                                    Address:
                                                     ===========================
                                                     ---------------------------

                         CONSENT OF SPOUSE TO AGREEMENT

         By his or her signature below, the spouse of Optionee affirms that he/she has read in its entirety and agrees to be bound by all of the terms and conditions of the foregoing Agreement and the Plan.



                                            ------------------------------------
                                            Name:

                                    EXHIBIT A
                       NOTICE OF EXERCISE OF STOCK OPTION


Wilshire Financial Services Group Inc.
1776 S.W. Madison Street
Portland, Oregon 97205
Attn: Chief Financial Officer

Ladies and Gentlemen:

         The undersigned hereby elects to exercise the option indicated below::

         Option Grant Date:  December 2, 1999
         Type of Option:  Incentive Stock Option
         Number of Shares Being Exercised:  ____________
         Exercise Price Per Share:  $_____________
         Total Exercise Price: $_____________
         Method of Payment: ______________

         Enclosed herewith is payment in full of the total exercise price, a copy of the Option Agreement and, if required by the Company, an executed copy of an Investment Representation Statement (Exhibit B to the Option Agreement).

         My exact name, current address and social security number for purposes of the stock certificates to be issued and the shareholder list of the Company are:

                  Name:_______________________________

                  Address:_____________________________
                            -----------------------------

                  Social Security Number:________________


                                                     Sincerely,




Dated:_________________                              __________________________
                                                     (Optionee's Signature)

                                    EXHIBIT B

                       INVESTMENT REPRESENTATION STATEMENT


In connection with the purchase of common stock (the "Common Stock") of Wilshire Financial Services Group, Inc. (the "Company") pursuant to the exercise of an option, I, the purchaser, represent to the following:

         (a) I am sufficiently aware of the Company's business affairs and financial condition to reach an informed and knowledgeable decision to acquire the Common Stock. I am purchasing this Common Stock for my own account for investment purposes only and not with a view to, or for the resale in connection with, any "distribution" thereof for purposes of the Securities Act of 1933, as amended (the "Securities Act").

         (b) I understand that the Common Stock has not been registered under the Securities Act in reliance upon a specific exemption therefrom, which exemption depends upon, among other things, the bona fide nature of my investment intent as expressed herein. In addition, I understand the Common Stock have not been registered under any state securities law.

         (c) I further understand that the Common Stock must be held indefinitely unless subsequently registered under the Securities Act or unless an exemption from registration is otherwise available (such as Rule 144 under the Securities Act). Moreover, I understand that the Company is under no obligation to register the Common Stock. In addition, I understand that the certificate evidencing the Common Stock will be imprinted with a legend which prohibits the transfer of the Common Stock unless they are registered or such registration is not required in the opinion of counsel for the Company.

         (d) I further understand that at the time I wish to sell the Common Stock there may be no public market upon which to make such a sale, and that, even if such a public market then exists, the Company may not be satisfying the current public information requirements of Rule 144, and that, in such event, I would be precluded from selling the Common Stock under Rule 144 even if the minimum holding periods had been satisfied.

                                                  Signature of Purchaser:


                                                  -----------------------------

                                                  Date: __________________, ____

                                                                  EXHIBIT 10.23



                     WILSHIRE FINANCIAL SERVICES GROUP INC.
                        INCENTIVE STOCK OPTION AGREEMENT




         THIS INCENTIVE STOCK OPTION AGREEMENT (the "Agreement") is made and entered into as of February 29, 2000, by and between Wilshire Financial Services Group Inc., a Delaware corporation (the "Company"), and Stephen P. Glennon (the "Optionee"), an Employee of the Company.

         A. Pursuant to the Plan, the Administrator has determined that it is to the advantage and best interest of the Company to grant to Optionee this option (the "Option") to purchase a total of 575,000 shares of the Common Stock of the Company (the "Shares" or the "Option Shares"), at the price determined as provided herein, and in all respects subject to the terms, definitions and provisions of the Wilshire Financial Services Group Inc. 1999 Equity Incentive Plan (the "Plan") adopted by the Company, which is incorporated herein by reference.

         B. Unless otherwise defined herein, capitalized terms used in this Agreement shall have the meanings set forth in the Plan.

         NOW, THEREFORE, in consideration of the mutual agreements contained herein, the Optionee and the Company hereby agree as follows:

1.       Grant and Terms of Stock Option.
         -------------------------------

1.1 Grant of Option. The Company hereby grants to the Optionee the right and option to purchase, subject to the terms and conditions set forth in the Plan and this Agreement, all or any part of 575,000 Shares at the purchase price of $1.187 per Share.

1.2 Nature of the Option. This Option is intended by the Company and Optionee to be an Incentive Stock Option, as defined in Section 422 of the Code. To the extent this Option does not qualify as an Incentive Stock Option pursuant to
Section 422 of the Code, this Option shall be a nonqualified stock option for purposes of the Code.

1.3           Vesting and Exercisability.
              --------------------------

1.3.1 Subject to the provisions of the Plan and the other provisions of this Agreement, this Option shall vest and become exercisable with respect to 1/24th of the Shares on the last day of each month following February 29, 2000, such that this Option shall be fully-vested and exercisable on February 28, 2002. Subject to Section 1.3.2 hereof, in the event of a Termination of Employment with respect to Optionee, this Option shall immediately cease vesting and shall be cancelled to the extent of the number of Shares as to which this Option has not vested as of the date of termination.

1.3.2 Notwithstanding anything to the contrary in Section 1.3.1 hereof, upon the occurrence of a Change in Control (as defined in the Plan), any unvested portion of this Option shall immediately vest and become exercisable.

1.4 Term of Option. No portion of this Option may be exercised more than ten
(10) years from the date of this Agreement. Subject to Section 1.3.2 hereof, in the event of Termination of Employment with respect to Optionee, this Option shall be cancelled as to any unvested Shares as provided in Section 1.3.1, and shall terminate and be cancelled with respect to any vested Shares on the earlier of (i) the expiration of the ten (10) year period set forth in the first sentence of this Section 1.4, or (ii) ninety (90) days after such Termination of Employment (or six (6) months in the case of such termination as a result of Optionee's disability or death); provided, however, if Optionee's Termination of Employment is with Cause, this entire Option shall be cancelled and terminated as of the date of such termination and shall no longer be exercisable as to any Shares, whether or not previously vested. For purposes of this Agreement, "Cause" shall mean (i) as such term is defined in the employment agreement between the Optionee and the Company and (ii) if no such employment agreement exists, any of the following acts or circumstances: (a) willful destruction by Optionee of Company property having a material value to the Company; (b) fraud, embezzlement, theft, or comparable dishonest activity committed by Optionee (excluding acts involving a de minimis dollar value and not related to the Company); (c) Optionee's conviction of or entering a plea of guilty or nolo contendere to any crime constituting a felony or any misdemeanor involving fraud, dishonesty or moral turpitude (excluding acts involving a de minimis dollar value and not related to the Company); or (d) Optionee's breach, neglect, refusal, or failure to materially discharge Optionee's duties (other than due to physical or mental illness) commensurate with Optionee's title and function or Optionee's failure to comply with the lawful directions of the Board of Directors of the Company, in any such case that is not cured within fifteen (15) days after Optionee has received written notice thereof from the Board of Directors.

2.       Method of Exercise.
         ---------------------

2.1 Delivery of Notice of Exercise. This Option shall be exercisable by written notice in the form attached hereto as Exhibit A which shall state the election to exercise this Option, the number of Shares in respect of which this Option is being exercised, and such other representations and agreements with respect to such Shares as may be required by the Company pursuant to the provisions of this Agreement and the Plan. Such written notice shall be signed by Optionee (or by Optionee's beneficiary or other person entitled to exercise this Option in the event of Optionee's death under the Plan) and shall be delivered in person or by certified mail to the Secretary of the Company. The written notice shall be accompanied by payment of the exercise price. This Option shall not be deemed exercised until the Company receives such written notice accompanied by the exercise price and any other applicable terms and conditions of this Agreement are satisfied. This Option may not be exercised for a fraction of a Share.

2.2 Restrictions on Exercise. No Shares will be issued pursuant to the exercise of this Option unless and until there shall have been full compliance with all applicable requirements of the Securities Act of 1933, as amended (whether by registration or satisfaction of exemption conditions), all Applicable Laws, and all applicable listing requirements of any national securities exchange or other market system on which the Common Stock is then listed. As a condition to the exercise of this Option, the Company may require Optionee to make any representation and warranty to the Company as may be necessary or appropriate, in the judgment of the Administrator, to comply with any Applicable Law. For purposes of this Agreement, the term "Applicable Laws" means any applicable statute, ordinance, writ, judgment, injunction, rule, regulation, order or decree of any court or other governmental or regulatory body, agency or authority, federal, state, local or foreign.

2.3 Method of Payment. Payment of the exercise price shall be made in full at the time of exercise in cash or by check payable to the order of the Company, or, subject in each case to the advance approval of the Administrator in its sole discretion, by delivery of shares of Common Stock already owned by Optionee, by delivery of a full recourse promissory note made by Optionee in favor of the Company or by any combination or the foregoing. Shares of Common Stock used to satisfy the exercise price of this Option shall be valued at their Fair Market Value determined on the date of exercise (or if such date is not a business day, as of the close of the business day immediately preceding such date). In addition, the Administrator may impose such other conditions in connection with the delivery of shares of Common Stock in satisfaction of the exercise price as it deems appropriate in its sole discretion, including without limitation a requirement that the shares of Common Stock delivered have been held by the Optionee for a specified period of time. Any promissory note delivered pursuant to this Section 2.3 shall have terms and provisions (including, without limitation, those relating to the maturity date, payment schedule and interest rate) as determined by the Administrator in its sole discretion, shall be secured by the Shares acquired and shall comply with all Applicable Laws (including, without limitation, state and federal margin requirements).

3.       Non-Transferability of Option.
         -----------------------------

3.1 Transfer Restrictions. This Option may not be transferred in any manner otherwise than by will or by the laws of descent or distribution or to a beneficiary designated pursuant to the Plan, and may be exercised during the lifetime of Optionee only by Optionee. During the six (6) month period after the death of Optionee, this Option may, to the extent it remained unexercised (but vested and exercisable by Optionee in accordance with its terms) on the date of death, be exercised by Optionee's beneficiary or other person entitled to exercise this Option in the event of Optionee's death under the Plan.

3.2 Disqualifying Disposition. If Optionee sells or otherwise disposes of any of the Shares acquired upon exercise of this Option on or before the later of (i) two (2) years after the date hereof or (ii) one year after the date such Shares were acquired, Optionee shall immediately notify the Company in writing of such disposition. Optionee agrees that he or she may be subject to income tax withholding by the Company on the taxable income recognized as a result of such disposition and that Optionee shall be required to satisfy such withholding obligations either by making a payment to the Company in cash or by withholding from current earnings of Optionee.

4.

General.

4.1 Governing Law. This Agreement shall be governed by and construed under the laws of the state of Oregon applicable to Agreements made and to be performed entirely in Oregon, without regard to the conflicts of law provisions of Oregon or any other jurisdiction.

4.2 Notices. Any notice required or permitted under this Agreement shall be given in writing by express courier or by postage prepaid, United States registered or certified mail, return receipt requested, to the address set forth below or to such other address for a party as that party may designate by ten
(10) days advance written notice to the other parties. Notice shall be effective upon the earlier of receipt or three (3) days after the mailing of such notice.

         If to the Company:         Wilshire Financial Services Group Inc.
                                    1776 S.W. Madison Street
                                    Portland, Oregon 97205
                          Attn: Chief Financial Officer


         If to Optionee, at the address set forth on the signature page.


4.3 Community Property. Without prejudice to the actual rights of the spouses as between each other, for all purposes of this Agreement, the Optionee shall be treated as agent and attorney-in-fact for that interest held or claimed by his or her spouse with respect to this Option and the parties hereto shall act in all matters as if the Optionee was the sole owner of this Option. This appointment is coupled with an interest and is irrevocable.

4.4 Modifications. This Agreement may be amended, altered or modified only by a writing signed by the Company and the Optionee hereto.

4.5 Additional Documents. Each party agrees to execute any and all further documents and writings, and to perform such other actions, which may be or become reasonably necessary or expedient to be made effective and carry out this Agreement.

4.6 No Third-Party Benefits. Except as otherwise expressly provided in this Agreement, none of the provisions of this Agreement shall be for the benefit of, or enforceable by, any third-party beneficiary.

4.7 Successors and Assigns. Except as provided herein to the contrary, this Agreement shall be binding upon and inure to the benefit of the parties, their respective successors and permitted assigns.

4.8 No Assignment. Except as otherwise provided in this Agreement, the Optionee may not assign any of his, her or its rights under this Agreement without the prior written consent of the Company, which consent may be withheld in its sole discretion. The Company shall be permitted to assign its rights or obligations under this Agreement, but no such assignment shall release the Company of any obligations pursuant to this Agreement.

4.9 Severability. The validity, legality or enforceability of the remainder of this Agreement shall not be affected even if one or more of the provisions of this Agreement shall be held to be invalid, illegal or unenforceable in any respect.

4.10 Equitable Relief. The Optionee acknowledges that, in the event of a threatened or actual breach of any of the provisions of this Agreement, damages alone will be an inadequate remedy, and such breach will cause the Company great, immediate and irreparable injury and damage. Accordingly, the Optionee agrees that the Company shall be entitled to injunctive and other equitable relief, and that such relief shall be in addition to, and not in lieu of, any remedies they may have at law or under this Agreement.

4.11 Attorneys' Fees. Should any litigation or arbitration be commenced (including any proceedings in a bankruptcy court) between the parties hereto or their representatives concerning any provision of this Agreement or the rights and duties of any Person or entity hereunder, the party or parties prevailing in such proceeding shall be entitled, in addition to such other relief as may be granted, to the reasonable attorneys' fees and costs incurred by reason of such litigation.

4.12 Headings. The section headings in this Agreement are inserted only as a matter of convenience, and in no way define, limit, extend or interpret the scope of this Agreement or of any particular section.

4.13 Number and Gender. Throughout this Agreement, as the context may require,
(a) the masculine gender includes the feminine and the neuter gender includes the masculine and the feminine; (b) the singular tense and number includes the plural, and the plural tense and number includes the singular; (c) the past tense includes the present, and the present tense includes the past; (d) references to parties, sections, paragraphs and exhibits mean the parties, sections, paragraphs and exhibits of and to this Agreement; and (e) periods of days, weeks or month mean calendar days, weeks or months.

4.14     Counterparts.     This Agreement may be executed simultaneously in two
or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

4.15 Complete Agreement. This Agreement and the Plan constitute the parties' entire agreement with respect to the subject matter hereof and supersede all agreements, representations, warranties, statements, promises and understandings, whether oral or written, with respect to the subject matter hereof.

                            [COMPANY SIGNATURE PAGE]

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth herein above.


                                   WILSHIRE FINANCIAL SERVICES GROUP INC.



                                   By:
                                   --------------------------------------------
                                   Title:
                                   Its:

                            [OPTIONEE SIGNATURE PAGE]

         OPTIONEE ACKNOWLEDGES AND AGREES THAT THE VESTING OF SHARES UNVESTED AS OF THE DATE OF THIS AGREEMENT PURSUANT TO SECTION 1.2 HEREOF IS EARNED ONLY BY CONTINUOUS STATUS AS AN EMPLOYEE (NOT THROUGH THE ACT OF BEING HIRED OR RETAINED, BEING GRANTED THIS OPTION OR ACQUIRING SHARES HEREUNDER). OPTIONEE FURTHER ACKNOWLEDGES AND AGREES THAT THIS OPTION, THE TRANSACTIONS CONTEMPLATED HEREUNDER AND THE VESTING SCHEDULE SET FORTH HEREIN DO NOT CONSTITUTE AN EXPRESS OR IMPLIED PROMISE OF CONTINUED ENGAGEMENT AS AN EMPLOYEE OF THE COMPANY FOR THE VESTING PERIOD, FOR ANY PERIOD, OR AT ALL. NOTHING IN THIS AGREEMENT OR THE PLAN SHALL LIMIT IN ANY MANNER WHATSOEVER THE RIGHT OR POWER OF THE COMPANY OR THE OPTIONEE TO TERMINATE OPTIONEE'S RELATIONSHIP WITH THE COMPANY WITH OR WITHOUT CAUSE.

         OPTIONEE ACKNOWLEDGES RECEIPT OF A COPY OF THE PLAN. OPTIONEE REPRESENTS THAT HE IS FAMILIAR WITH THE TERMS AND PROVISIONS OF THE PLAN, AND HEREBY ACCEPTS THIS OPTION SUBJECT TO ALL OF THE TERMS AND PROVISIONS THEREOF. OPTIONEE ALSO ACKNOWLEDGES THAT THE GRANT OF THIS OPTION, THE PURCHASE OF SHARES UPON EXERCISE OF THIS OPTION, AND THE SALE OF SUCH SHARES HAS IMPORTANT TAX IMPLICATIONS. OPTIONEE HAS REVIEWED THE PLAN AND THIS OPTION IN THEIR ENTIRETY, HAS HAD AN OPPORTUNITY AND HAS BEEN ENCOURAGED TO OBTAIN THE ADVICE OF HIS OR HER INDEPENDENT LEGAL COUNSEL AND TAX ADVISOR PRIOR TO EXECUTING THIS OPTION AND FULLY UNDERSTANDS ALL PROVISIONS OF THIS OPTION. OPTIONEE HEREBY AGREES TO ACCEPT AS BINDING, CONCLUSIVE AND FINAL ALL DECISIONS OR INTERPRETATIONS OF THE BOARD OR THE ADMINISTRATOR UPON ANY QUESTIONS ARISING UNDER THE PLAN.

                                                     ---------------------------
                                                     OPTIONEE


                                                     ---------------------------
                                                     Name:  Stephen P. Glennon


                                                     Address:
                                                     ===========================
                                                     ---------------------------

                         CONSENT OF SPOUSE TO AGREEMENT

         By his or her signature below, the spouse of Optionee affirms that he/she has read in its entirety and agrees to be bound by all of the terms and conditions of the foregoing Agreement and the Plan.



                                            ------------------------------------
                                            Name:

                                    EXHIBIT A
                       NOTICE OF EXERCISE OF STOCK OPTION


Wilshire Financial Services Group Inc.
1776 S.W. Madison Street
Portland, Oregon 97205
Attn: Chief Financial Officer

Ladies and Gentlemen:

         The undersigned hereby elects to exercise the option indicated below::

         Option Grant Date: February 29, 2000
         Type of Option:  Incentive Stock Option
         Number of Shares Being Exercised:  ____________
         Exercise Price Per Share:  $1.187
         Total Exercise Price: $_____________
         Method of Payment: ______________

         Enclosed herewith is payment in full of the total exercise price, a copy of the Option Agreement and, if required by the Company, an executed copy of an Investment Representation Statement (Exhibit B to the Option Agreement).

         My exact name, current address and social security number for purposes of the stock certificates to be issued and the shareholder list of the Company are:

                  Name:_______________________________

                  Address:_____________________________

                  Social Security Number:________________


                                                     Sincerely,




Dated:_________________                              __________________________
                                                     (Optionee's Signature)

                                    EXHIBIT B

                       INVESTMENT REPRESENTATION STATEMENT


In connection with the purchase of common stock (the "Common Stock") of Wilshire Financial Services Group, Inc. (the "Company") pursuant to the exercise of an option, I, the purchaser, represent to the following:

         (a) I am sufficiently aware of the Company's business affairs and financial condition to reach an informed and knowledgeable decision to acquire the Common Stock. I am purchasing this Common Stock for my own account for investment purposes only and not with a view to, or for the resale in connection with, any "distribution" thereof for purposes of the Securities Act of 1933, as amended (the "Securities Act").

         (b) I understand that the Common Stock has not been registered under the Securities Act in reliance upon a specific exemption therefrom, which exemption depends upon, among other things, the bona fide nature of my investment intent as expressed herein. In addition, I understand the Common Stock have not been registered under any state securities law.

         (c) I further understand that the Common Stock must be held indefinitely unless subsequently registered under the Securities Act or unless an exemption from registration is otherwise available (such as Rule 144 under the Securities Act). Moreover, I understand that the Company is under no obligation to register the Common Stock. In addition, I understand that the certificate evidencing the Common Stock will be imprinted with a legend which prohibits the transfer of the Common Stock unless they are registered or such registration is not required in the opinion of counsel for the Company.

         (d) I further understand that at the time I wish to sell the Common Stock there may be no public market upon which to make such a sale, and that, even if such a public market then exists, the Company may not be satisfying the current public information requirements of Rule 144, and that, in such event, I would be precluded from selling the Common Stock under Rule 144 even if the minimum holding periods had been satisfied.

                                                  Signature of Purchaser:



                                                  -----------------------------

                                                  Date: __________________, ____

                                                                  EXHIBIT 10.24

                     WILSHIRE FINANCIAL SERVICES GROUP, INC.
                            1776 S. W. Madison Street
                             Portland, Oregon 97205

January 31, 2001

To:

From:             Stephen Glennon

Subject:          Wilshire Financial Services Group, Inc. Change in Control Plan

                  Wilshire Financial Services Group, Inc. has adopted the Wilshire Financial Services Group Change in Control Plan (the "Plan"). The provisions of the Plan, as they apply to you, are as follows:

Article I
                                   DEFINITIONS

1.1      Definitions

         Whenever used in this Plan, the following capitalized terms shall have the meanings set forth in this Section 1.1, certain other capitalized terms being defined elsewhere in this Plan:

(a)      "Board" means the Board of Directors of the Company.

(b)      "Cause"  means  any of the  following  acts or  circumstances:  (i)
                  willful destruction by you of property of the Company or a Subsidiary having a material value to the Company or such Subsidiary; (ii) fraud, embezzlement, theft, or comparable dishonest activity committed by you (excluding acts involving a de minimis dollar value and not related to the Company or a Subsidiary); (iii) your conviction of or entering a plea of guilty or nolo contendere to any crime constituting a felony or any misdemeanor involving fraud, dishonesty or moral turpitude (excluding acts involving a de minimis dollar value and not related to the Company or a Subsidiary); (iv) your breach, neglect, refusal, or failure to materially discharge your duties (other than due to physical or mental illness) commensurate with your title and function or your failure to comply with the lawful directions of the Board or the Chief Executive Officer of the Company, or of the Board of Directors or the Chief Executive Officer of the Subsidiary that employs you, in any such case that is not cured within fifteen (15) days after you have received written
                  notice thereof from such Board of Directors   or  Chief
                  Executive  Officer;  or (v) a willful and  knowing   material
                  misrepresentation to the Board or the Chief Executive Officer of the Company or to the Board of Directors or the Chief Executive Officer of the Subsidiary that employs you.



(c)      "Change in Control" shall mean the occurrence of any of the following:

(i) Any "Person" or "Group" (as such terms are defined in Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and regulations promulgated thereunder) is or becomes the "Beneficial Owner" (within the meaning of Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company, or of any entity resulting from a merger or consolidation involving the Company, representing more than fifty percent (50%) of the combined voting power of the then outstanding securities of the Company or such entity.

(ii)     The  individuals  who, as of the date hereof,  are members of the Board
                  (the "Existing Directors"), cease, for any reason, to constitute more than fifty percent (50%) of the number of authorized directors of the Company as determined in the manner prescribed in the Company's Certificate of Incorporation and Bylaws; provided, however, that if the election, or nomination for election, by the Company's stockholders of any new director was approved by a vote of at least fifty percent (50%) of the Existing Directors, such new director shall be considered an Existing Director; provided further, however, that no individual shall be considered an Existing Director if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the Exchange Act) or other actual or threatened solicitation of proxies by or on behalf of anyone other than the Board (a "Proxy Contest"), including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest.

(iii)    The consummation of (x) a merger,  consolidation or  reorganization to which the Company is a party, whether or not the Company is the Person surviving or resulting therefrom, or (y) a sale, assignment, lease, conveyance or other disposition of all or substantially all of the assets of the Company, in one transaction or a series of related transactions, to any Person other than the Company, where any such transaction or
                  series  of  related transactions   as  is   referred   to  in
                  clause (x)   or   clause (y)   above   in  this subparagraph
                  (iii) (a "Transaction") does not otherwise result in a "Change in Control" pursuant to subparagraph (i) of this definition of "Change in Control"; provided, however, that no such Transaction shall constitute a "Change in Control" under this subparagraph (iii) if the Persons who were the stockholders of the Company immediately before the consummation of such Transaction are the Beneficial Owners, immediately following the consummation of such Transaction, of fifty percent (50%) or more of the combined voting power of the then outstanding voting securities of the Person surviving or resulting from any merger, consolidation or reorganization referred to in clause (x) above in this subparagraph (iii) or the Person to whom the assets of the Company are sold, assigned, leased, conveyed or disposed of in any transaction or series of related transactions referred in clause (y) above in this subparagraph (iii), in substantially the same proportions in which such Beneficial Owners held voting stock in the Company immediately before such Transaction or series of related transactions.

(iv) With respect to employees of FBBH, a Change in Control shall be deemed to occur upon the occurrence of one of the events described in subparagraphs (i), (ii) or (iii), determined as though FBBH were the Company.

(v)      With respect to employees of the Company and its  Subsidiaries  other than FBBH, a Change in Control shall be deemed to occur upon the occurrence, at a time when the book value of FBBH is at least fifty percent (50%) of the consolidated book value of the Company and its Subsidiaries, of (A) one of the events described in subparagraphs (i), (ii) or (iii), determined as though FBBH were the Company, if the Company distributes to its shareholders with respect to their stock in the Company the proceeds of the sale, merger, or other transaction described in subparagraphs (i), (ii) or (iii), or (B) any distribution by the Company to its shareholders with respect to its stock of more than fifty percent (50%) of the combined voting power of the then outstanding securities of FBBH if the Company does not retain proceeds of or consideration for such transaction.

(vi) With respect to employees of the Company and Wilshire Credit Corporation, a Change in Control shall be deemed to occur upon the occurrence of one of the events described in subparagraphs
                  (i), (ii) or (iii), determined as though Wilshire Credit Corporation were the Company.

(d)      "Company" means Wilshire Financial Services Group, Inc., a Delaware corporation,  and any successor or assignee as provided in
                  Article V.

(e)      "Compensation"  means and includes all of your base annual salary attributable to your employment with the Company and/or any of its Subsidiaries (including, but not limited to, any amounts excludable from your gross income for federal income tax purposes pursuant to Section 125 or Section 401(k) of the Internal Revenue Code of 1986, as amended), in effect immediately before the Change in Control. "Compensation" shall not include your bonuses, annual incentive awards, non-cash compensations or reimbursements, if any (e.g., the grant or vesting of restricted stock, the grant, vesting, or exercise of stock options, automobile allowance and gasoline reimbursement).

(f) "Disability" means a physical or mental infirmity which substantially impairs your ability to perform your material duties for a period of at least one hundred eighty (180) consecutive calendar days, and, as a result of such Disability, you have not returned to your full-time regular employment prior to termination.

(g) "Eligible Employee" means any employee of the Company or any of its Subsidiaries who is designated by the Board or any committee thereof to participate in this Plan.

(h)      "ERISA" means the Employee Retirement Income Security Act of 1974, as
                  amended.

(i)      "FBBH" means First Bank of Beverly Hills, N.A.

(j)      "Good Reason" means the  occurrence,  on or after the  occurrence of a
                  Change in Control,  of any of the following:

(i) The Company or any of its Subsidiaries reduces your base salary.

(ii) The Company amends the method for computing bonuses in a way which is not generally applicable to executives of the Company and its Subsidiaries and which materially reduces your potential bonus given any particular level of performance of the Company and its Subsidiaries.

(iii) Without your express written consent, the Company or any of its Subsidiaries requires you to change the location of your job or office, so that you will be based at a location more than 100 miles from the location of your job or office.

(iv) Without your express written consent, the Company or any of its Subsidiaries reduces your responsibilities or directs you to report to a person of lower rank or responsibilities than the person to whom you reported before the Change in Control.

(v)      A successor  to the Company  fails or refuses to assume the obligations of the Company  under this Plan.

(k)      "Person" shall have the meaning set forth in the definition of "Change in Control."

(l)      "Plan" means this Change in Control Plan.

(m)      "Release"  means the  Separation  and  General  Release  Agreement in the form attached  hereto as Exhibit "A".

(n)      "Severance Payment" means the payment of severance compensation as provided in Article II.

(o) "Subsidiary" means any corporation or other Person, a majority of the voting power, equity securities or equity interest of which is owned directly or indirectly by the Company.

(p)      "WARN" means the Worker Adjustment and Retraining Notification Act, 29
                                    U.S.C.ss. 2101 et seq.

Article II
                               SEVERANCE PAYMENTS

2.1      Right to Severance Payment; Release

         Conditioned on the execution and delivery by you (or your beneficiary or personal representative, if applicable) of the Release, and subject to the provisions of Section 2.7, you shall be entitled to receive a Severance Payment from the Company in the amount provided in Section 2.2 if (a) you are an Eligible Employee, and (b) within one year after the occurrence of a Change in Control, your employment is involuntarily terminated by the Company or any of its Subsidiaries for any reason other than Cause or your death or Disability, or you voluntarily terminate your employment with the Company and all Subsidiaries for Good Reason. Notwithstanding the foregoing, you will not be entitled to receive a Severance Payment to the extent you receive payments which the Company or its Subsidiaries are required to make to you under WARN.

2.2      Amount of Severance Payment

         If you become entitled to a Severance Payment under this Plan, the amount of your Severance Payment, when added to any payments which the Company or its Subsidiaries are required to make to you under WARN, shall equal one times your Compensation.

2.3      No Mitigation

         The Company acknowledges and agrees that you shall be entitled to receive your entire Severance Payment regardless of any income which you may receive from other sources following your termination on or after the Change in Control.

2.4      Payment of Severance Payment

         The Severance Payment to which you are entitled shall be paid to you, in cash and in full, not later than eight (8) calendar days after execution and delivery by you (or your beneficiary or personal representative, if applicable) of the Release Agreement, but in no event before the date on which such Release becomes effective. If you should die before all amounts payable to you have been paid, such unpaid amounts shall be paid to your beneficiary under this Agreement or, if you have not designated such a beneficiary in writing to the Company, to the personal representative(s) of your estate.

2.5      Health Benefits Coverage

         If you are entitled to receive a Severance Payment under Section 2.1, you will also be entitled to receive health benefits coverage for you and your dependents under the same plan(s) or arrangement(s) under which you were covered immediately before your termination of employment or plan(s) established or arrangement(s) provided by the Company or any of its Subsidiaries thereafter. Such health benefits coverage shall be paid for by the Company to the same extent as if you were still employed by the Company, and you will be required to make such payments as you would be required to make if you were still employed by the Company. The benefits provided under this Section 2.5 shall continue until the earlier of (a) the expiration of six (6) months following your termination of employment with the Company and all of its Subsidiaries, (b) the date you become covered under any other group health plan not maintained by the Company or any of its Subsidiaries; provided, however, that if such other group health plan excludes any pre-existing condition that you or your dependents may have when coverage under such group health plan would otherwise begin, coverage under this Section 2.5 shall continue (but not beyond the six (6) month period described in clause (a) of this sentence) with respect to such pre-existing condition until such exclusion under such other group health plan lapses or expires. In the event you are required to make an election under Sections 601 through 607 of ERISA (commonly known as COBRA) to qualify for the benefits described in this Section 2.5, the obligations of the Company and its Subsidiaries under this Section 2.5 shall be conditioned upon your timely making such an election.

2.6      Withholding of Taxes

         The Company may withhold from any amounts payable under this Plan all federal, state, city or other taxes required by applicable law to be withheld by the Company.

2.7      Governmental Approval

         The Company's obligation to pay you any amounts under this Plan is conditioned upon approval of the Plan or of payment of such amounts (or upon review of the Plan or of payment of such amounts, and failure to object thereto) by the OTS, the FDIC, or any other governmental agency having jurisdiction over the Company or its Subsidiaries, to the extent such approval (or review) is required by applicable laws or regulations.

Article III
                     OTHER RIGHTS AND BENEFITS NOT AFFECTED

3.1      Other Benefits

         This Plan does not provide a pension for you, nor shall any payment hereunder be characterized as deferred compensation. Except as set forth in
Section 3.2, neither the provisions of this Plan nor the Severance Payment provided for hereunder shall reduce any amounts otherwise payable, or in any way diminish your rights as an employee, whether existing now or hereafter, under any written benefit, incentive, retirement, stock option, stock bonus or stock purchase plan or any written employment agreement or other written plan or arrangement not related to severance.

3.2      Other Severance Plans Superseded

         When you become entitled to a Severance Payment under this Plan, this Plan will supersede, as to you, any and all other severance plans of the Company or its Subsidiaries and severance agreements between you and the Company and its Subsidiaries, and your participation in any other severance plan of the Company and its Subsidiaries will be hereby terminated.

3.3      Employment Status

         This Plan does not constitute a contract of employment or impose on you any obligation to remain in the employ of the Company, nor does it impose on the Company or any of its Subsidiaries any obligation to retain you in your present or any other position, nor does it change the status of your employment as an employee at will. Nothing in this Plan shall in any way affect the right of the Company or any of its Subsidiaries in its absolute discretion to change or reduce your compensation at any time, or to change at any time one or more benefit plans, including but not limited to pension plans, dental plans, health care plans, savings plans, bonus plans, vacation pay plans, disability plans, and the like.

Article IV
                              SUCCESSOR TO COMPANY

         The Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Company, expressly and unconditionally to assume and agree to perform the Company's obligations under this Plan, in the same manner and to the same extent that the Company would be required to perform if no such succession or assignment had taken place. In such event, the term "Company," as used in this Plan, shall mean (from and after, but not before, the occurrence of such event) the Company as herein before defined and any successor or assignee to the business or assets which by reason hereof becomes bound by the terms and provisions of this Plan.

Article V
                                 CONFIDENTIALITY

5.1      Nondisclosure of Confidential Material

         In the performance of your duties, you have previously had, and may in the future have, access to confidential records and information, including, but not limited to, development, marketing, purchasing, organizational, strategic, financial, managerial, administrative, manufacturing, production, distribution and sales information, data, specifications and processes presently owned or at any time hereafter developed by the Company or its agents or consultants or used presently or at any time hereafter in the course of its business, that are not otherwise part of the public domain (collectively, the "Confidential Material"). All such Confidential Material is considered secret and has been and/or will be disclosed to you in confidence. By your acceptance of your Severance Payment under this Plan, you shall be deemed to have acknowledged that the Confidential Material constitutes proprietary information of the Company which draws independent economic value, actual or potential, from not being generally known to the public or to other persons who could obtain economic value from its disclosure or use, and that the Company has taken efforts reasonable under the circumstances, of which this Section 5.1 is an example, to maintain its secrecy. Except in the performance of your duties to the Company, you shall not, directly or indirectly for any reason whatsoever, disclose or use any such Confidential Material, except that the foregoing disclosure prohibition shall not apply as to Confidential Material that (i) has been publicly disclosed or was within your possession prior to its being furnished to you by the Company or becomes available to you on a nonconfidential basis from a third party (in any of such cases, not due to a breach by you of your obligations to the Company or by breach of any other person of a confidential, fiduciary or confidential obligation, the breach of which you know or reasonably should know), (ii) is required to be disclosed by you pursuant to applicable law, and you provide notice to the Company of such requirement as promptly as possible, or (iii) was independently acquired or developed by you without violating any of the obligations under this Plan and without relying on Confidential Material of the Company. All records, files, drawings, documents, equipment and other tangible items, wherever located, relating in any way to the Confidential Material or otherwise to the Company's business, which you have prepared, used or encountered or shall in the future prepare, use or encounter, shall be and remain the Company's sole and exclusive property and shall be included in the Confidential Material. Upon your termination of employment with the Company, or whenever requested by the Company, you shall promptly deliver to the Company any and all of the Confidential Material and copies thereof, not previously delivered to the Company, that may be, or at any previous time has been, in your possession or under your control.

5.2      Nonsolicitation of Employees

         By your acceptance of your Severance Payment under this Plan, you agree that, for a period of two (2) years following your termination of employment with the Company or its Subsidiaries, neither you nor any Person or entity in which you have an interest shall solicit any person who was employed on the date of your termination of employment by the Company or any of its Subsidiaries to leave the employ of the Company or any of its Subsidiaries. Nothing in this
Section 5.2, however, shall prohibit you or any Person or entity in which you have an interest from placing advertisements in periodicals of general circulation soliciting applications for employment, or from employing any person who answers any such advertisement. For purposes of this Section 5.2, you shall not be deemed to have an interest in any corporation whose stock is publicly traded merely because you are the owner of not more than two percent (2%) of the outstanding shares of any class of stock of such corporation, provided you have no active participation in the business of such corporation (other than voting your stock) and you do not provide services to such corporation in any capacity (whether as an employee, an independent contractor or consultant, a board member, or otherwise).

5.3      Equitable Relief

         By your acceptance of your Severance Payment under this Plan, you shall be deemed to have acknowledged that violation of Sections 5.1 or 5.2 would cause the Company irreparable damage for which the Company cannot be reasonably compensated in damages in an action at law, and that therefore in the event of any breach by you of Sections 5.1 or 5.2, the Company shall be entitled to make application to a court of competent jurisdiction for equitable relief by way of injunction or otherwise (without being required to post a bond). This provision shall not, however, be construed as a waiver of any of the rights which the Company may have for damages under this Plan or otherwise, and, except as limited in Article VI, all of the Company's rights and remedies shall be unrestricted.

Article VI
                                   ARBITRATION

         Except for equitable relief as provided in Section 5.3, arbitration in accordance with the then most applicable rules of the American Arbitration Association shall be the exclusive remedy for resolving any dispute or controversy between you and the Company or any of its Subsidiaries, including, but not limited to, any dispute regarding your employment or the termination of your employment or any dispute regarding the application, interpretation or validity of this Plan not otherwise resolved through the claims procedure set forth in Section 9.10. The arbitrator shall be empowered to grant only such relief as would be available in a court of law. In the event of any conflict between this Plan and the rules of the American Arbitration Association, the provisions of this Plan shall be determinative. If the parties are unable to agree upon an arbitrator, they shall select a single arbitrator from a list designated by the office of the American Arbitration Association having responsibility for the city in which you primarily performed services for the Company or its Subsidiaries immediately before your termination of employment of seven arbitrators, all of whom shall be retired judges who are actively involved in hearing private cases or members of the National Academy of Arbitrators, and who, in either event, are residents of the area in which you primarily performed services for the Company or its Subsidiaries immediately before your termination of employment. If the parties are unable to agree upon an arbitrator from such list, they shall each strike names alternatively from the list, with the first to strike being determined by lot. After each party has used three strikes, the remaining name on the list shall be the arbitrator. The fees and expenses of the arbitrator shall initially be borne equally by the parties; provided, however, that each party shall initially be responsible for the fees and expenses of its own representatives and witnesses. Unless mutually agreed otherwise by the parties, any arbitration shall be conducted at a location within fifty (50) miles from the location in which you primarily performed services for the Company or any of its Subsidiaries immediately before your termination of employment. If the parties cannot agree upon a location for the arbitration, the arbitrator shall determine the location within such fifty (50) mile radius. Judgment may be entered on the award of the arbitrator in any court having jurisdiction. The prevailing party in the arbitration proceeding, as determined by the arbitrator, and in any enforcement or other court proceedings, shall be entitled to the extent provided by law to reimbursement from the other party for all of the prevailing party's costs (including but not limited to the arbitrator's compensation), expenses and reasonable attorney's fees.

Article VII
                                  MISCELLANEOUS

7.1      Applicable Law

         To the extent not preempted by the laws of the United States, the laws of the State of Oregon shall be the controlling law in all matters relating to this Plan, regardless of the choice-of-law rules of the State of Oregon or any other jurisdiction.

7.2      Construction

         No term or provision of this Plan shall be construed so as to require the commission of any act contrary to law, and wherever there is any conflict between any provision of this Plan and any present or future statute, law, ordinance, or regulation, the latter shall prevail, but in such event the affected provision of this Plan shall be curtailed and limited only to the extent necessary to bring such provision within the requirements of the law.

7.3      Severability

         If a provision of this Plan shall be held illegal or invalid, the illegality or invalidity shall not affect the remaining parts of this Plan and this Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

7.4      Headings

         The Section headings in this Plan are inserted only as a matter of convenience, and in no way define, limit, or extend or interpret the scope of this Plan or of any particular Section.

7.5      Assignability

         Your rights or interests under this Plan shall not be assignable or transferrable (whether by pledge, grant of a security interest, or otherwise) by you, your beneficiaries or legal representatives, except by will or by the laws of descent and distribution.

7.6      Term

         If no Change in Control has theretofore occurred, this Plan shall expire and be of no further force and effect on December 31, 2003; provided that the Board may, at any time prior to the expiration hereof, extend the term of this Plan. If a Change in Control occurs on or before December 31, 2003 (or before the expiration of the extended term if the Board had extended the term of this Plan), this Plan shall continue in full force and effect until its terms and provisions are completely carried out.

7.7      Amendment

         This Plan may be amended in any respect by resolution adopted by the Board until a Change in Control occurs. After a Change in Control occurs, this Plan shall no longer be subject to amendment, change, substitution, deletion, revocation or termination in any respect whatsoever. No agreement or representations, written or oral, express or implied, with respect to the subject matter hereof, have been made by the Company which are not expressly set forth in this Plan.

7.8      Notices

         For purposes of this Plan, notices and all other communications provided for herein shall be in writing and shall be deemed to have been duly given when personally delivered, telecopied, or sent by certified or overnight mail, return receipt requested, postage prepaid, addressed to the respective addresses, or sent to the respective telecopier numbers, last given by each party to the other, provided that all notices to the Company shall be directed to the attention of the Board of Directors with a copy to the General Counsel. All notices and communications shall be deemed to have been received on the date of delivery thereof if personally delivered, upon return confirmation if telecopied, on the third business day after the mailing thereof, or on the date after sending by overnight mail, except that notice of change of address shall be effective only upon actual receipt. No objection to the method of delivery may be made if the written notice or other communication is actually received.

7.9      Administration

         This Plan constitutes a welfare benefit plan within the meaning of
Section 3(1) of ERISA. This letter constitutes the governing document of the Plan. The Administrator of the Plan, within the meaning of Section 3(16) of ERISA, and the Named Fiduciary thereof, within the meaning of Section 402 of ERISA, is the Company. Attached hereto as Exhibit "B" is a statement of your rights under ERISA.

7.10     Claims

         If you believe you are entitled to a benefit under this Plan, you may make a claim for such benefit by filing with the Company a written statement setting forth the amount and type of payment so claimed. The statement shall also set forth the facts supporting the claim. The claim may be filed by mailing or delivering it to the Secretary of the Company.

         Within sixty (60) calendar days after receipt of such a claim, the Company shall notify you in writing of its action on such claim and if such claim is not allowed in full, shall state the following in a manner calculated to be understood by you:

(a)      The specific reason or reasons for the denial;

(b) Specific reference to pertinent provisions of this Plan on which the denial is based;

(c) A description of any additional material or information necessary for you to be entitled to the benefits that have been denied and an explanation of why such material or information is necessary; and

(d)      An explanation of this Plan's claim review procedure.

         If you disagree with the action taken by the Company, you or your duly authorized representative may apply to the Company for a review of such action. Such application shall be made within one hundred twenty (120) calendar days after receipt by you of the notice of the Company's action on your claim. The application for review shall be filed in the same manner as the claim for benefits. In connection with such review, you may inspect any documents or records pertinent to the matter and may submit issues and comments in writing to the Company. A decision by the Company shall be communicated to you within sixty
(60) calendar days after receipt of the application. The decision on review shall be in writing and shall include specific reasons for the decision, written in a manner calculated to be understood by you, and specific references to the pertinent provisions of this Plan on which the decision is based.

                                        Sincerely,

                                        WILSHIRE FINANCIAL SERVICES GROUP, INC.


                                        By:
                                        ----------------------------------------
                                        Stephen Glennon, President and
                                        Chief Executive Officer

EXHIBIT 12

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                   (Unaudited)

                                                                            Year Ended  Year Ended   Year Ended
                                                                           December 31,  December 31,  December 31,
                                                                               2000          1999          1998
                                                                           ------------  ------------  ------------
Earnings:                                                                          (Dollars in thousands)
     Pre-tax income (loss) before reorganization items
        and extraordinary item.........................................    $      6,778  $    (29,013) $   (205,715)
     Add:
          Interest and fixed charges...................................          35,638        43,992       125,458
          Portion of rent under long-term operating leases representative
             Of an interest factor.....................................               0             0             0
     Total earnings available for fixed charges........................          42,416        14,979       (80,257)
                                                                           ------------  ------------  ------------
Fixed charges:
          Interest and fixed charges...................................          35,638        43,992       125,458
          Portion of rent under long-term leases representative of
             An interest factor........................................               0             0             0
                                                                           ------------  ------------  ------------
     Total fixed charges...............................................          35,638        43,992       125,458
                                                                           ------------  ------------  ------------
     Deficiency in earnings to cover fixed charges.....................               -        29,013        80,257
     Ratio of earnings to fixed charges................................            1.19          0.34             -


                                                                  EXHIBIT 21.1

PRINCIPAL SUBSIDIARIES

Wilshire Funding Corporation
Wilshire Credit Corporation
Wilshire Acquisitions Corporation
First Bank of Beverly Hills, F.S.B.

                                                                    EXHIBIT 23




INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 333-54710 of Wilshire Financial Services Group Inc. and Subsidiaries on Form S-8 of our report dated March 23, 2001 appearing in this Annual Report on Form 10-K of Wilshire Financial Services Group Inc. and Subsidiaries for the year ended December 31, 2000.





DELOITTE & TOUCHE LLP

Portland, Oregon
March 30, 2001