Form 10-Q
period 2001-03-31
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2001-05-15
CIK 1024321

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2001

                                       or

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

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

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

               Class                              Outstanding at April 30, 2001
Common Stock, par value $.01 per share                   20,079,125 shares

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                      INDEX

PART I.        FINANCIAL INFORMATION

         Item 1.  Interim Financial Statements (Unaudited):

                  Consolidated Statements of Financial Condition...................................................3

                  Consolidated Statements of Operations............................................................4

                  Consolidated Statements of Cash Flows............................................................5

                  Consolidated Statements of Stockholders' Equity..................................................7

                  Notes to Interim Financial Statements............................................................8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................................13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................22

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................................24

         Item 2.  Changes in Securities............................................................................24

         Item 3.  Defaults Upon Senior Securities..................................................................24

         Item 4.  Submission of Matters to a Vote of Security Holders..............................................24

         Item 5.  Other Information................................................................................24

         Item 6.  Exhibits and Reports on Form 8-K.................................................................24


             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                   March 31,    December 31,
                                                                                     2001          2000
                                                                                 ------------   ------------
                                       ASSETS
Cash and cash equivalents..................................................      $     25,963   $      9,516
Mortgage-backed securities available for sale, at fair value...............            57,727         54,138
Loans, net.................................................................           537,248        561,876
Loans and discounted loans held for sale, net, at lower of cost or market..            12,564         10,214
Stock in Federal Home Loan Bank of San Francisco, at cost..................             7,600          6,615
Real estate owned, net.....................................................             1,435          1,770
Leasehold improvements and equipment, net..................................             3,723          3,939
Accrued interest receivable................................................             3,791          4,133
Servicer advance receivables, net..........................................            20,942         21,261
Mortgage servicing rights..................................................            11,717          4,544
Receivables from loan servicers............................................            17,911          3,161
Prepaid expenses and other assets..........................................            12,153         14,397
                                                                                 ------------   ------------
TOTAL                                                                            $    712,774   $    695,564
                                                                                 ============   ============

     LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
     Noninterest-bearing deposits..........................................      $     10,439   $     10,663
     Interest-bearing deposits.............................................           416,432        424,410
     Short-term borrowings.................................................             6,705          9,123
     FHLB advances.........................................................           152,000        132,000
     Long-term investment financing........................................             5,544          1,634
     Accounts payable and other liabilities................................            23,976         21,230
     Minority interest.....................................................            10,469          9,909
                                                                                 ------------   ------------
        Total liabilities..................................................           625,565        608,969
                                                                                 ------------   ------------

Commitments and Contingencies (see Note 2)

Stockholders' Equity:
     Common stock..........................................................            96,547         96,516
     Retained deficit......................................................           (10,210)       (10,670)
     Accumulated other comprehensive income, net...........................               872            749
                                                                                 ------------   ------------
        Total stockholders' equity.........................................            87,209         86,595
                                                                                 ------------   ------------
TOTAL                                                                            $    712,774   $    695,564
                                                                                 ============   ============

                    See notes to interim financial statements


             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (Dollars in thousands, except share data)

                                                                                     Quarter Ended      Quarter Ended
                                                                                     March 31, 2001     March 31, 2000
                                                                                    ----------------   ----------------
INTEREST INCOME:
         Loans....................................................................  $         13,672   $         10,761
         Mortgage-backed securities...............................................               864              1,149
         Securities and federal funds sold........................................               398                558
                                                                                    ----------------   ----------------
       Total interest income......................................................            14,934             12,468
                                                                                    ----------------   ----------------
INTEREST EXPENSE:
         Deposits.................................................................             6,284              5,582
         Borrowings...............................................................             2,470              1,727
                                                                                    ----------------   ----------------
         Total interest expense...................................................             8,754              7,309
                                                                                    ----------------   ----------------
NET INTEREST INCOME...............................................................             6,180              5,159
PROVISION FOR (RECAPTURE OF) ESTIMATED LOSSES ON LOANS............................               150             (1,396)
                                                                                    ----------------   ----------------
NET INTEREST INCOME AFTER PROVISION
         FOR (RECAPTURE OF) ESTIMATED LOSSES ON LOANS.............................             6,030              6,555
                                                                                    ----------------   ----------------
OTHER INCOME:
         Servicing revenue........................................................             3,850              3,086
         Real estate owned, net...................................................              (243)               748
         Bankcard income, net.....................................................               905                791
         Gain on sale of loans....................................................               486                945
         Loan fees and charges....................................................               980                238
         Other, net...............................................................             1,338                317
                                                                                    ----------------   ----------------
         Total other income.......................................................             7,316              6,125
                                                                                    ----------------   ----------------
OTHER EXPENSES:
         Compensation and employee benefits.......................................             7,046              6,549
         Professional services....................................................             1,350              1,067
         Occupancy................................................................               543                725
         FDIC insurance premiums..................................................               212                219
         Corporate travel and development.........................................               113                160
         Depreciation.............................................................               354                591
         Amortization.............................................................               270                135
         Other general and administrative expenses................................             1,885              1,541
                                                                                    ----------------   ----------------
         Total other expenses.....................................................            11,773             10,987
                                                                                    ----------------   ----------------
INCOME BEFORE INVESTOR PARTICIPATION AND MINORITY INTEREST
     AND INCOME TAXES ............................................................             1,573             1,693
Investor participation interest...................................................              (422)               --
Minority interest.................................................................              (560)              501
                                                                                    ----------------   ---------------
INCOME BEFORE INCOME TAXES........................................................               591             2,194
INCOME TAX PROVISION..............................................................               131               976
                                                                                    ----------------   ---------------
NET INCOME........................................................................  $            460   $         1,218
                                                                                    ================   ===============

Basic and diluted earnings per share..............................................  $           0.02   $          0.06

Weighted average shares outstanding - basic.......................................        20,047,177        20,035,458
Weighted average shares outstanding - diluted.....................................        20,790,426        20,035,458


                    See notes to interim financial statements


             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                       Quarter Ended      Quarter Ended
                                                                                       March 31, 2001     March 31, 2000
                                                                                      ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................................................      $            460   $          1,218
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Provision for (recapture of) estimated losses on loans..................                   150             (1,396)
        Provision for losses on real estate owned...............................                    12                 49
        Depreciation and amortization...........................................                   624                726
        Loss (gain) on sale of real estate owned................................                   212               (870)
        Purchase of loans held for sale.........................................                (5,570)                --
        Proceeds from sale of loans held for sale...............................                 3,806             10,176
        Gain on sale of loans...................................................                  (486)              (945)
        (Accretion) amortization of discounts and deferred fees.................                  (498)               203
        Federal Home Loan Bank stock dividends..................................                  (110)                --
        Minority interest.......................................................                   560               (501)
        Other...................................................................                    --                  8
      Change in:
        Servicer advance receivables............................................                   319              3,363
        Mortgage servicing rights...............................................                (7,173)                32
        Accrued interest receivable.............................................                   342               (434)
        Receivables from loan servicers.........................................               (14,750)               192
        Prepaid expenses and other assets.......................................                 1,974               (606)
        Accounts payable and other liabilities..................................                 2,211             (2,535)
                                                                                      ----------------   ----------------
             Net cash (used in) provided by operating activities................               (17,917)             8,680
                                                                                      ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of loans.......................................................               (12,861)           (86,960)
        Loan repayments.........................................................                46,723             22,884
        Loan originations.......................................................                (8,833)            (5,270)
        Purchase of mortgage-backed securities available for sale...............                (6,343)            (9,919)
        Repayment of mortgage-backed securities available for sale..............                 2,943             11,759
        Repayments of mortgage-backed securities held to maturity...............                    --                452
        Purchase of real estate owned...........................................                    --                (33)
        Proceeds from sale of real estate owned.................................                   412              2,272
        Purchase of FHLB stock..................................................                  (875)               (25)
        Purchases of leasehold improvements and equipment.......................                  (138)               (98)
                                                                                      ----------------   ----------------
             Net cash provided by (used in) investing activities................                21,028            (64,938)
                                                                                      ----------------   ----------------


                    See notes to interim financial statements


             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                       Quarter Ended      Quarter Ended
                                                                                       March 31, 2001     March 31, 2000
                                                                                      ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (decrease) increase in deposits........................................   $         (8,202)  $          5,129
        Proceeds from FHLB advances................................................             20,000             32,000
        Proceeds from short-term borrowings........................................             13,860             10,933
        Repayments of short-term borrowings........................................            (16,278)           (17,591)
        Proceeds from long-term financing .........................................              5,659                 --
        Repayment of long-term financing...........................................             (1,749)                --
        Repayment of note payable to WREI..........................................                 --               (165)
        Issuance of common stock pursuant to exercise of stock options.............                 46                 --
                                                                                      ----------------   ----------------
             Net cash provided by financing activities.............................             13,336             30,306
                                                                                      ----------------   ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................             16,447            (25,952)
CASH AND CASH EQUIVALENTS:
        Beginning of period........................................................              9,516             54,168
                                                                                      ----------------   ----------------
        End of period..............................................................   $         25,963   $         28,216
                                                                                      ================   ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--Cash paid for:
        Interest...................................................................   $          6,660   $          6,483
        Income taxes...............................................................                100                625
NONCASH INVESTING ACTIVITIES:
        Additions to real estate owned acquired in settlement of loans.............                217                877


                    See notes to interim financial statements



             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                    (Dollars in thousands, except share data)


                                                                                                 Accumulated
                                       Preferred Stock         Common Stock                         Other
                                      ------------------  -----------------------    Retained   Comprehensive
                                      Shares    Amount      Shares      Amount       Deficit        Income         Total
                                      -------  ---------  -----------  ----------  ------------  -----------  ----------
BALANCE, January 1, 2001                    -  $       -   20,035,458  $   96,516  $   (10,670)  $       749  $   86,595
  Comprehensive income:
    Net income.....................                                                        460                       460
    Unrealized holding gains on
     available for sale securities
     - net of tax liability of $96.                                                                      123         123
                                                                                                              ----------
  Total comprehensive income.......                                                                                  583
  Exercise of stock options........                            43,667          46                                     46
  Tax effect from utilization of
   pre-reorganizational Net
   Operating Losses (Note 3).......                                           (15)                                   (15)
                                      -------  ---------  -----------  ----------  ------------  -----------  ----------
BALANCE, March 31, 2001............        --         --   20,079,125  $   96,547  $    (10,210) $       872  $   87,209
                                      =======  =========  ===========  ==========  ============  ===========  ==========


                                   See notes to interim financial statements

                                       7

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
            (Dollars in thousands, except share data and where noted)

1.   BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements of Wilshire Financial Services Group Inc. and Subsidiaries (the "Company") are unaudited and should be read in conjunction with the 2000 Annual Report on Form 10-K. A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the 2000 Annual Report on Form 10-K.

     In the opinion of management, all adjustments, other than the adjustments described below, generally comprised of normal recurring accruals necessary for fair presentation of the interim consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications of 2000 amounts were made in order to conform to the 2001 presentation, none of which affect previously reported net income.

2.   COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Company's savings bank subsidiary, First Bank of Beverly Hills, FSB ("FBBH" or the "Bank"), had approximately $18.2 million notional principal amount in an interest rate swap agreement outstanding at March 31, 2001, which was designated as a hedge of certain fixed rate loans in order to convert fixed rate income streams on loans to variable rate. The effect of this swap agreement on the Company's financial condition and results of operations has not been material. In April 2001, this swap agreement expired.

     At March 31, 2001, the Company, through FBBH, had outstanding commitments to fund $7.4 million in new mortgage loans and to purchase $2.1 million in loans.

     In connection with the transfer of the Company's minority ownership interest in Wilshire Credit Corporation ("WCC") to Capital Consultants, LLC
("CCL") as part of its June 1999 restructuring (described in Note 6), the Company provided to CCL a contingent Liquidation Bond in the form of a non-interest bearing obligation to pay CCL, in the event of any liquidation or dissolution of WCC, $19.3 million less any distributions that CCL receives from its minority ownership interest in WCC. WCC is obligated to keep the bond collateralized with assets of WCC or the Company having a fair market value equal to such bond and, to the extent that it does not do so, the Company may be responsible for the deficiency. A receiver has been appointed for CCL in Securities and Exchange Commission v. Capital Consultants, LLC, et al., U.S. District Court for the District of Oregon, Case No. CV 00-1290 KI, and now holds this Liquidation Bond and controls the minority ownership interest in WCC on behalf of CCL's investors.

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

                     45% x WCC's trailing 12 month earnings
                -------------------------------------------------
                   WFSG's 12 trailing month earnings per share

Each calculation of earnings is adjusted for extraordinary items and is net of taxes.

3.   INCOME TAXES

     The Company files consolidated federal income tax returns with its eligible subsidiaries. WCC is not eligible to be included in the consolidated federal income tax return as it does not meet the required ownership threshold of 80% (the Company's economic interest is 50.01%).

     Although the Company has net operating loss carryforwards and deductible temporary differences available to offset income earned during the three months ended March 31, 2001, the Company recorded income tax expense of $0.1 million. There are two components to the income tax provision: current taxes of approximately $0.2 million and a deferred tax (benefit) of approximately ($0.1 million). The current tax provision results from excess inclusion income earned on certain residual interests in REMICs which cannot be offset by tax losses. Deferred taxes are discussed below.

     Deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts. They are attributable to carryforwards, such as net operating losses, capital losses, and temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. The deferred tax benefit results from an increase in the amount of the net deferred tax asset during the three months ended March 31, 2001.

     The Company established a valuation allowance against the net deferred tax asset at its restructuring date (June 1999) as there was not presumptive evidence at that time that it was more likely than not that the deferred tax asset would be realized. The Company is currently evaluating the valuation allowance in light of current operating results. Deferred tax assets that existed on June 10, 1999, the effective date of the restructuring, were also offset by a full valuation allowance. As these pre-reorganization tax benefits are realized from reductions in the valuation allowance, the tax effect is recorded as an increase to stockholders' equity in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), and not as a tax benefit in the statement of operations. The maximum pre-reorganization tax benefit available to the Company (partially subject to the annual limits discussed below) at March 31, 2001 was $71.3 million.

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

4.   SUBSEQUENT EVENTS

     In April 2001, the Bank purchased approximately $48 million of adjustable-rate single-family residential mortgages.

     The Company's Specialty Servicing and Finance Operations acquired from DLJ Mortgage Capital the servicing rights and related servicer advance receivables to approximately 5,500 residential mortgage loans totaling approximately $240 million in aggregate principal balances. The transfer of this servicing is expected to be completed in the second quarter of 2001.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)
            (Dollars in thousands, except share data and where noted)



     In May 2001 the Company obtained a renewal and extension of its credit facility with a major commercial bank and an increase in the borrowing limit from $8 million to $12 million. In addition, in May 2001 the Company received credit approval, subject to documentation, from the same institution for a $10 million debt facility to support the acquisition of certain mortgage servicing rights.

5.   OPERATING SEGMENTS

     The Company's reportable operating segments, as defined by the Company's management, consist of its Banking operations and Specialty Servicing and Finance operations. The operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

 o Banking Operations--Through FBBH, the Company conducts a retail and wholesale banking business focused primarily on specialty-niche products, including small-balance commercial lending and merchant bankcard processing. The primary source of liquidity for the Bank's acquisitions and originations is wholesale certificates of deposit, retail deposits, FHLB advances, and, to a lesser extent, committed short-term line of credit facilities. The Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision ("OTS"). FBBH has total assets of approximately $655.0 million and employs 129 people.

o Specialty Servicing and Finance Operations--Through its majority-owned subsidiary, Wilshire Credit Corporation ("WCC"), the Company conducts a full-service mortgage and consumer loan servicing business, specializing in the servicing of labor-intensive mortgage pools requiring expertise in loss mitigation and/or investor reporting. Through its wholly-owned subsidiary, Wilshire Funding Corporation ("WFC"), the Company conducts an investment and co-investment business with institutional investors where such investments (1) align the Company's interests with those of such institutional investors and (2) provide operating leverage for the portfolio of mortgages serviced by WCC. Together, WCC and WFC are referred to as "Specialty Servicing and Finance Operations". In its Specialty Servicing and Finance Operations, the Company employs 246 people and as of March 31, 2001, services approximately $2.7 billion principal balance of residential and commercial mortgage pools for approximately 800 individual and institutional investors and government agencies. The Company's Specialty Servicing and Finance Operations' funding sources consist primarily of internal liquidity, commercial bank financing, institutional lenders and co-investors, under debt service repayment terms which generally parallel the schedule of anticipated principal repayments of the underlying collateral.

o Holding Company and Miscellaneous Operations--The Company's Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the aforementioned business segments, and includes eliminations of intercompany accounts and transactions. A primary source of liquidity includes payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has limited the amount of these payments to the lesser of (1) the Bank's stand-alone tax liability and (2) the total tax payments made by the Company.

             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)
            (Dollars in thousands, except share data and where noted)



          Segment data for the quarters ended March 31, 2001 and 2000 is as follows:


                                                                        Three Months Ended March 31, 2001
                                                           --------------------------------------------------------
                                                                                            Holding
                                                                            Specialty     Company and
                                                                          Servicing and  Miscellaneous
                                                             Banking         Finance       Operations      Total
                                                            ----------    -------------  -------------  -----------
   Interest income........................................  $   13,534     $      1,354  $        46    $    14,934
   Interest expense.......................................       8,649              118          (13)         8,754
                                                            ----------     ------------  -----------    -----------
   Net interest income....................................       4,885            1,236           59          6,180
   Provision for loan losses..............................         150               --           --            150
                                                               -------     ------------  -----------    -----------
   Net interest income after provision for loan losses....       4,735            1,236           59          6,030
   Other income...........................................       1,564            5,829          (77)         7,316
   Other expense..........................................       5,860            5,418          495         11,773
                                                            ----------     ------------  -----------    -----------
   Income (loss) before investor participation and
     minority interest and taxes..........................         439            1,647         (513)         1,573
   Investor participation interest........................          --             (422)          --           (422)
   Minority interest......................................          --               --         (560)          (560)
                                                            ----------     ------------  -----------    -----------
   Income (loss) before taxes.............................         439            1,225       (1,073)           591
   Income tax provision (benefit).........................         189               --          (58)           131
                                                            ----------     ------------  -----------    -----------
   Net income (loss)......................................  $      250     $      1,225  $    (1,015)   $       460
                                                            ==========     ============  ===========    ===========
   Total assets...........................................  $  652,155     $     62,771  $    (2,152)   $   712,774
                                                            ==========     ============  ===========    ===========



                                                                       Three Months Ended March 31, 2000
                                                         --------------------------------------------------------------
                                                                                            Holding
                                                                            Specialty     Company and
                                                                          Servicing and  Miscellaneous
                                                             Banking         Finance       Operations       Total
                                                          -----------     -------------  -------------  ------------
   Interest income......................................  $    10,972     $       1,428  $          68  $     12,468
   Interest expense.....................................        6,933               204            172         7,309
                                                          -----------     -------------  -------------  ------------
   Net interest income (loss)...........................        4,039             1,224           (104)        5,159
   (Recapture of) provision for loan losses.............       (1,500)               --            104        (1,396)
                                                          -----------     -------------  -------------  ------------
   Net interest income (loss) after (recapture of)
     provision for loan losses..........................        5,539             1,224           (208)        6,555
   Other income ........................................        1,226             4,252            647         6,125
   Other expense........................................        4,432             5,862            693        10,987
                                                          -----------     -------------  -------------  ------------
   Income (loss) before minority interest and taxes.....        2,333              (386)          (254)        1,693

   Minority interest....................................           --                --            501           501
                                                          -----------     -------------  -------------  ------------
   Income (loss) before taxes...........................        2,333              (386)           247         2,194

   Income tax provision (benefit).......................        1,003                --            (27)          976
                                                          -----------     -------------  -------------  ------------
   Net income (loss)....................................  $     1,330     $        (386) $         274  $      1,218
                                                          ===========     =============  =============  ============
   Total assets.........................................  $   613,133     $      60,511  $       9,250  $    682,894
                                                          ===========     =============  =============  ============


             WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                NOTES TO INTERIM FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)
            (Dollars in thousands, except share data and where noted)



6.   LEGAL MATTERS

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

     A number of CCL's clients ("CCL Investors") have filed lawsuits in the U.S. District Court for the District of Oregon against CCL; some of its former executives; the Company, WCC and the Bank and some of their executives; and a number of other corporations and pension trust trustees in the following cases on the dates indicated:

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



The plaintiffs allege that the Company, WCC and the Bank and some of their executives wrongfully participated in various transactions in which CCL made improper loans to WCC from 1994 through 1998, thereafter misled the CCL clients by failing to disclose significant losses on $160 million of loans to WCC, and used additional CCL client funds (approximately $71 million) to cover up such losses.

     The Company believes that it has strong defenses with regard to such allegations and intends to contest the claims vigorously. Without limitation, as part of the June, 1999 reorganization of the Company, CCL, on behalf of the CCL Investors, provided the Company with a release of all claims that they might have had against the Company, pursuant to the Plan of Reorganization approved by the Delaware Bankruptcy Court. The plaintiffs contend that CCL did not have authority to provide this release and that the releases were fraudulently obtained. In addition, the Company executives have requested that the Company indemnify them as directors and officers of the Company for their costs and potential liability to the extent such amounts are not covered by insurance.

     The District Court of Oregon has appointed a mediator to supervise a limited procedure to permit all of the parties to discover the relevant documents held by each party and to interview some of the relevant witnesses. The mediator then will conduct a mediation proceeding (currently scheduled for June 2001) to determine if the numerous claims among the parties can be settled. The Company currently is participating in the limited discovery procedure.

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

     Wilshire  Financial  Services  Group Inc.,  a financial  services  company, conducts (1) community banking and Visa/Mastercard bankcard processing operations (referred to herein as our "Banking Operations") through our wholly-owned subsidiary, First Bank of Beverly Hills, F.S.B. ("FBBH" or the "Bank"); and (2) specialized mortgage loan servicing and investment operations through our subsidiaries, Wilshire Credit Corporation ("WCC") and Wilshire Funding Corporation ("WFC"). Together, WCC and WFC are referred to as our "Specialty Servicing and Finance Operations." WFSG's administrative, investment and loan servicing headquarters are located in Portland, Oregon. The Bank is headquartered in Calabasas, California and conducts its branch banking activities in Beverly Hills, California.

OVERVIEW

     During the past quarter we have continued our efforts to grow and expand our two discrete businesses. In particular, was have focused on improvements in the following specific areas:

o Our net interest spread in our Banking Operations, primarily through growth in all categories of our earning assets and the generation of lower-cost retail deposits at our Beverly Hills branch;

o The profitability of our Bankcard processing business, through our focus in attracting and retaining new merchant accounts with meaningful volume potential;

o The profitability of our Specialty Servicing and Finance Operations, through contract servicing and acquisitions of servicing rights at contract rates and at acquisition prices which reflect our low tolerance for operating and investment risk;

o Reduction of our G&A expenses and expense ratios in each of our business units; and

o Our access to capital partners in growing our managed asset base and maintaining sufficient liquidity and capacity to respond to growth opportunities.

RESULTS OF OPERATIONS--QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

     Our consolidated net income was approximately $0.5 million for the quarter ended March 31, 2001, compared with $1.2 million for the quarter ended March 31, 2000. This decrease in net income was due primarily to recoveries of $1.5 million of loan loss provisions in the 2000 period, compared with a provision for loan losses of $0.15 million for the current quarter, and an increase in other operating expenses of $0.8 million, partially offset by increases in other income of $1.2 million and net interest income of $1.0 million. Following is a discussion of the operating results of the Company's two discrete businesses: our Banking Operations and our Specialty Servicing and Finance Operations.

 FIRST BANK OF BEVERLY HILLS, F.S.B.

     The following table compares operating income (before taxes) for FBBH for the three months ended March 31, 2001 and 2000 (dollars in thousands):

                                                        Three Months Ended March 31,
                                                    ------------------------------------
                                                                               Increase
                                                       2001         2000      (Decrease)
                                                    ----------   ----------   ----------
                 Interest income................... $   13,534   $   10,972   $    2,562
                 Interest expense..................      8,649        6,933        1,716
                                                    ----------   ----------   ----------
                 Net interest income...............      4,885        4,039          846
                 Provision for (recapture of)
                   loan losses.....................        150       (1,500)       1,650
                                                    ----------   ----------   ----------
                 Net interest income after
                   provision  for (recapture of)
                   loan losses.....................      4,735        5,539         (804)
                 Other income......................      1,564        1,226          338
                 Other expense.....................      5,860        4,432        1,428
                                                    ----------   ----------   ----------
                 Income before taxes............... $      439   $    2,333   $   (1,894)
                                                    ==========   ==========   ==========

Net Interest Income
     The Bank's net interest income for the three months ended March 31, 2001 was approximately $4.9 million, compared with approximately $4.0 million for the three months ended March 31, 2000. Interest income increased by $2.6 million due to a higher average loan volume in the current year, which resulted from the Bank's purchase of approximately $155.3 million of mortgage loans during the second quarter of 2000. In April 2001 the Bank acquired an additional portfolio of approximately $48 million of adjustable-rate single-family mortgages.

     This increase in interest income was partially offset by a $1.7 million increase in interest expense from the quarter ended March 31, 2000 to the quarter ended March 31, 2001. Interest on deposits increased by approximately $0.6 million as a result of the Bank's prior year acquisition of a new branch containing $81.5 million in retail deposits, partially offset by the subsequent maturities of higher-rate certificates of deposit. Interest on borrowings increased by approximately $1.1 million, as the Bank continues to utilize advances from the Federal Home Loan Bank of San Francisco ("FHLB") as a source of liquidity.

Provision for Loan Losses
     Provision for loan losses for the three months ended March 31, 2001 was $0.15 million. During the quarter ended March 31, 2000, the Bank recaptured $1.5 million of such provisions. These reversals of reserves in 2000 were a result of periodic analyses performed to determine the adequacy of loan loss reserve levels, which were deemed excessive due to the continued seasoning and improved loss performance of the Bank's loan portfolio.

Other Income
     The Bank's other income was $1.6 million for the three months ended March 31, 2001, compared with $1.2 million for the three months ended March 31, 2000. This increase was primarily due to an increase in loan fees and charges, resulting from increased brokerage activity, and an increase in bankcard income. The financial results of the Bank's Bankcard division are discussed in further detail below.

Other Expenses
     The Bank's other expenses were approximately $5.9 million for the three months ended March 31, 2001, compared with approximately $4.4 million for the three months ended March 31, 2000. Professional services increased by approximately $0.6 million during the 2001 period due to planned consulting fees associated with conversions of the Bank's accounting and deposit systems, and also due to legal fees incurred in connection with litigation that has since been resolved in the Bank's favor. In addition, compensation and employee benefits increased by approximately $0.6 million primarily as a result of higher compensation costs and commissions paid at the Bank's mortgage banking subsidiary.

Operating Segments

     The Bank's core businesses consist of three primary segments: lending and deposit banking services, mortgage loan origination and brokerage services ("George Elkins Mortgage Banking" or "GEMB"), and Bankcard processing. The operating results (before income taxes) of these businesses for the three months ended March 31, 2001 and 2000 are summarized in the following table and discussed in further detail below:

                                                               Three Months Ended
                                                                    March 31,
                                                             -----------------------
                                                                2001         2000
                                                             ----------   ----------
                                                             (Dollars in thousands)
                 Lending and deposit banking services....... $      718   $    2,826
                 George Elkins..............................       (424)        (351)
                 Bankcard income (loss), net................        145         (142)
                                                             ----------   ----------
                 Total Bank income (pre-tax)................ $      439   $    2,333
                                                             ==========   ==========

Lending and Deposit Banking
     Net income in our commercial banking operations was approximately $0.7 million for the three months ended March 31, 2001, compared with $2.8 million for the three months ended March 31, 2000. This decrease was primarily due to a loan loss provision of $0.15 million in the first quarter of 2001 (compared with net recaptures of $1.5 million in the first quarter of 2000), and increases in general and administrative expenses, as discussed previously.

George Elkins
     The net loss from our mortgage loan origination and brokerage services was approximately $0.4 million for the three months ended March 31, 2001, compared with approximately $0.4 million for the three months ended March 31, 2000. While loan origination fee income increased by approximately $0.4 million during the 2001 period, this increase was offset by a $0.5 million increase in operating expenses, primarily compensation and employee benefits, professional services and miscellaneous expenses.

Bankcard Division
     Bankcard income, net of other related expenses, was approximately $0.1 million for the three months ended March 31, 2001, compared with a net loss of $0.1 million for the three months ended March 31, 2000. This increase in income was primarily due to a $0.4 million decrease in provision for losses and a $0.2 million decrease in other expenses during the 2001 period, partially offset by a decline in net bankcard revenues resulting from lower processing volumes.

     The financial results of the Bank's merchant bankcard processing operations for the three months ended March 31, 2001 and 2000 were as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                             2001         2000
                                                          ----------   ----------
                                                          (Dollars in thousands)
             Bankcard revenues, net of processing
                 expenses................................ $      980   $    1,221
             Provision for losses........................        (75)        (430)
                                                          ----------   ----------
             Bankcard income, net........................        905          791
             Other expenses..............................       (760)        (933)
                                                          ----------   ----------
             Income (loss) after other expenses.......... $      145   $     (142)
                                                          ==========   ==========

Changes in Financial Condition - First Bank of Beverly Hills

         Following are condensed statements of financial condition for FBBH as of March 31, 2001 and December 31, 2000:

                                                                                  March 31,     December 31,
                                                                                     2001           2000
                                                                                 ------------   ------------
                                                                                   (Dollars in thousands)
ASSETS:
Cash and cash equivalents....................................................... $     25,424   $      7,907
Mortgage-backed securities available for sale, at fair value....................       51,328         47,738
Loans, net......................................................................      537,607        562,257
Real estate owned, net..........................................................          786            779
Receivables from loan servicers.................................................       17,380          3,089
Other assets....................................................................       19,630         27,142
                                                                                 ------------   ------------
    Total assets................................................................ $    652,155   $    648,912
                                                                                 ============   ============

LIABILITIES:
Deposits  ...................................................................... $    426,871   $    435,073
FHLB advances...................................................................      152,000        132,000
Other liabilities...............................................................       10,922         19,861
                                                                                 ------------   ------------
    Total liabilities...........................................................      589,793        586,934

NET WORTH                                                                              62,362         61,978
                                                                                 ------------   ------------
    Total liabilities and net worth............................................. $    652,155   $    648,912
                                                                                 ============   ============


     Mortgage-Backed and Other Securities. The Bank's portfolio of mortgage-backed and other securities available for sale increased approximately $3.6 million during the three months ended March 31, 2001. This increase was primarily due to purchases of $6.3 million of mortgage-backed and other securities and an increase in unrealized holding gains of $0.2 million, partially offset by principal repayments of $2.9 million.

     Loans, net. The Bank's portfolio of loans, net of discounts and allowances, decreased by approximately $24.7 million during the three months ended March 31, 2001. This decrease is primarily attributable to principal repayments of $46.5 million (resulting from declines in market rates of interest during the quarter) and provision for losses of $0.15 million, partially offset by loan purchases of $12.9 million and new loan originations of $8.8 million.

     Receivables from Loan Servicers. The Bank's receivables from loan servicers increased by approximately $14.3 million during the three months ended March 31, 2001. This increase was primarily due to significant principal repayments on loans occurring at quarter-end which were initially remitted to the servicers of such loans. The Bank collected the amounts due from the servicers at the beginning of the second quarter.

     Deposits. The Bank's deposits decreased by approximately $8.2 million during the three months ended March 31, 2001, primarily due to maturities of higher-rate certificates of deposit, as the Bank permitted the run-off of such deposits in an effort to reduce its overall cost of funds.

     FHLB Advances. The Bank's FHLB advances increased by $20.0 million during the three months ended March 31, 2001, as these borrowings were utilized to fund the Bank's new loan acquisitions. These advances have maturities ranging from two to five years, which assists in reducing the Bank's sensitivity to market interest-rate fluctuations and enables the Bank to more closely match the maturities of its investments and borrowings.

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

     At March 31, 2001, the Bank's cash balances totaled approximately $25.4 million, compared with $7.9 million at December 31, 2000. The increase in cash during 2001 was primarily due to repayments of loans and additional FHLB advance borrowings, as described above, partially offset by originations and purchases of our new loans and by maturities of certificates of deposit.

     At March 31, 2001, the Bank had approximately $392.1 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending March 31, 2002 and thereafter amounted to approximately $365.1 million and approximately $27.0 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. The Bank's management is attempting to reduce exposure to changes in interest rates by increasing the amount of longer-term FHLB advance borrowings as a percentage of total borrowings, developing core deposits (which are less sensitive to interest rate changes), and purchasing and originating variable-rate loans.

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

SPECIALTY SERVICING AND FINANCE OPERATIONS

     WFSG conducts its Specialty Servicing and Finance Operations through WFC, our wholly-owned investment subsidiary, and through WCC, our majority-owned servicing subsidiary which was formed pursuant to our June 10, 1999 reorganization. As the majority owner of WCC, the Company shares in 50.01% of WCC's revenues and expenses. The remaining 49.99% interest in WCC's operations is reflected as "Minority interest" in the Company's consolidated statements of operations. In addition, certain of WFC's and WCC's activities are conducted with co-investors. The co-investors' share of such activities is reflected as "Investor participation interest" in the Company's consolidated statements of operations.

     The following table compares operating income (before taxes) of our Specialty Servicing and Finance Operations for the three months ended March 31, 2001 and 2000.

                                                       WCC and WFC for the Three Months
                                                               Ended March 31,
                                                  ------------------------------------------
                                                           (Dollars in thousands)
                                                                                  Increase
                                                      2001           2000        (Decrease)
                                                  ------------   ------------   ------------
                 Servicing income...............  $      4,379   $      3,303   $      1,076
                 Interest income................         1,354          1,428            (74)
                 Other income ..................         1,450            949            501
                                                  ------------   ------------   ------------
                    Total revenues..............         7,183          5,680          1,503
                                                  ------------   ------------   ------------
                 Interest expense...............           118            204            (86)
                 Compensation expense...........         3,660          3,613             47
                 Other expenses.................         1,758          2,249           (491)
                                                  ------------   ------------   ------------
                    Total expenses..............         5,536          6,066           (530)
                                                  ------------   ------------   ------------
                 Income (loss) before taxes.....  $      1,647   $       (386)  $      2,033
                                                  ============   ============   ============


Servicing Income
     Servicing income for the three months ended March 31, 2001 was approximately $4.4 million, compared with approximately $3.3 million for the three months ended March 31, 2000. This increase was due to the expansion of WCC's servicing operations through several acquisitions of servicing portfolios throughout 2000. WCC also acquired the servicing rights to approximately 10,000 additional loans with an aggregate principal balance of over $600 million during the first quarter of 2001, and is currently pursuing additional potential acquisitions.

     The increase in servicing revenue described above was partially offset by approximately $1.0 million in amortization of mortgage servicing rights during the quarter ended March 31, 2001. This higher than expected amortization was the result of accelerated prepayments on the underlying loans resulting from declines in interest rates.

     The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                                     March 31,    December 31,
                                                       2001           2000
                                                   ------------   ------------
                                                      (Dollars in thousands)
Single-family residential.......................   $  2,259,491   $  1,909,761
Multi-family residential........................        140,845        163,511
Commercial real estate..........................        225,661        223,539
Consumer and other.............................          89,930        265,598
                                                   ------------   ------------
    Total.......................................   $  2,715,927   $  2,562,409
                                                   ============   ============

Interest Income and Interest Expense
     Interest income and interest expense declined by approximately $0.1 million from the three months ended March 31, 2000 to the three months ended March 31, 2001. These decreases were primarily due to the sale of certain loans and other interest-earning assets during 2000 to provide liquidity and pay down the related debt. However, during the quarter ended March 31, 2001 our Specialty Servicing and Finance Operations made additional borrowings using certain debt facilities. The proceeds from such borrowings are expected to be deployed in future acquisitions of interest-earning assets and servicing rights. Consequently, it is anticipated that interest income and expense may increase in subsequent periods.

Other Income
     The components of other income in our Specialty Servicing and Finance operations are reflected in the following table:

                                                                  Three Months Ended
                                                                       March 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                                                (Dollars in thousands)
             Other income:
             Real estate owned, net.......................... $       (260)  $       (101)
             Gain on sale of loans...........................          486            945
             Other, net......................................        1,224            105
                                                              ------------   ------------
                 Total other income.......................... $      1,450   $        949
                                                              ============   ============

     The increase in other income during the three months ended March 31, 2001 was primarily due to a recovery of $0.8 million beyond our basis in certain assets purchased in the prior year. This increase in other income was partially offset by losses from real estate operations and a decrease in gains on sales of loans, due to reduced sales activity.

Compensation Expense
     Compensation and employee benefits in our Specialty Servicing and Finance Operations were approximately $3.7 million for the three months ended March 31, 2001, compared with approximately $3.6 million for the three months ended March 31, 2000. The slight increase during the 2001 period was primarily due to the hiring of additional personnel at WCC in late 2000, reflecting the growth in our servicing operations.

Other Expenses
     Other expenses in our Specialty Servicing and Finance Operations declined by approximately $0.5 million from the three months ended March 31, 2000 to the three months ended March 31, 2001. This decrease was due to declines in several expense categories, particularly professional services, reflecting our continuing efforts to reduce corporate overhead.

Changes in Financial Condition - Specialty Servicing and Finance Operations

     Following are condensed statements of financial condition for our Specialty Servicing and Finance Operations as of March 31, 2001 and December 31, 2000:

                                                                                  March 31,     December 31,
                                                                                     2001           2000
                                                                                 ------------   ------------
                                                                                    (Dollars in thousands)
ASSETS:
Cash and cash equivalents....................................................... $         --   $      1,143
Mortgage-backed securities available for sale, at fair value....................        6,340          6,400
Loans and discounted loans held for sale, net, at lower of cost or market.......       12,564         10,214
Real estate owned, net..........................................................          649            991
Servicer advance receivables, net...............................................       20,942         21,261
Mortgage servicing rights, net..................................................       11,717          4,544
Other assets....................................................................       10,559         10,312
                                                                                 ------------   ------------
    Total assets................................................................ $     62,771   $     54,865
                                                                                 ============   ============

LIABILITIES:
Short-term borrowings........................................................... $      6,660   $      4,851
Long-term investment financing..................................................        5,544          1,634
Other liabilities...............................................................       11,162          9,623
                                                                                 ------------   ------------
     Total liabilities..........................................................       23,366         16,108

NET WORTH.......................................................................       39,405         38,757
                                                                                 ------------   ------------
    Total liabilities and net worth............................................. $     62,771   $     54,865
                                                                                 ============   ============


     Mortgage-Backed Securities Available for Sale. WFC's portfolio of mortgage-backed securities available for sale decreased by approximately $0.1 million during the three months ended March 31, 2001, due to unrealized holding losses. We currently hold only those securities which are backed by loans in WCC's servicing portfolio, as such investments provide operating leverage to our core business.

     Loans and Discounted Loans Held for Sale, Net, at Lower of Cost or Market. In our Specialty Servicing and Finance Operations, loans and discounted loans held for sale, net, at lower of cost or market increased by approximately $2.4 million during the three months ended March 31, 2001. This increase was primarily due to purchases of approximately $5.6 million of loans, partially offset by sales of approximately $3.0 million and loan resolutions occurring in the ordinary course of business.

     Real Estate Owned, net. Real estate owned, net decreased by approximately $0.3 million during the three months ended March 31, 2001. The decrease was primarily due to sales of properties for proceeds of approximately $0.3 million, partially offset by acquisitions of real estate through foreclosure or deed-in-lieu thereof from our portfolio of discounted loans.

     Servicer Advance Receivables, net. Servicer advance receivables, net decreased by approximately $0.3 million during the three months ended March 31, 2001. This decrease was primarily due to recoveries by WCC of scheduled principal and interest advances on loans previously made, partially offset by new advances made during the period.

     Mortgage servicing rights, net. Mortgage servicing rights, net increased by approximately $7.2 million during the three months ended March 31, 2001. The increase was due to purchases of $8.2 million of servicing rights associated with new servicing portfolio acquisitions during the quarter, partially offset by amortization of $1.0 million of such rights. As discussed previously, the decline in interest rates during the quarter triggered an increase in prepayments of the underlying loans being serviced, which, in turn, resulted in accelerated amortization of our servicing rights.

     Short-Term Borrowings and Long-Term Investment Financing. Short-term borrowings and long-term investment financing in our Specialty Servicing and Finance Operations increased by a total of $5.7 million during the three months ended March 31, 2001. This increase was primarily due to additional borrowings during the quarter, to fund future acquisitions of investments and mortgage servicing rights.

Liquidity and Capital Resources

     Liquidity  is the  measurement  of  our  ability  to  meet  potential  cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and make payments for general business purposes. Our sources of cash flow for our Specialty Servicing and Finance Operations include servicing revenue, whole loan and mortgage-backed securities sales, net interest income, lines of credit from commercial banks and borrowings from institutional investors and other lenders. Liquidity in our Specialty Servicing and Finance operations is actively managed on a daily basis and is periodically reviewed by our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company.

     At March 31, 2001, liquidity in our Specialty Servicing and Finance Operations (including cash and unused borrowings under our $8 million credit facility) totaled $4.0 million, compared with approximately $5.6 million at December 31, 2000. Subsequent to quarter-end, this credit facility was renewed and increased to $12 million. In addition, we received credit approval, subject to documentation, for a $10 million borrowing facility to support the acquisition of mortgage servicing rights. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet our needs. We continue to aggressively seek new capital partners and financing. There can be no assurance, however, that we will be able to obtain new capital or will have sufficient cash flows. In addition, as part of our business strategy to use bank and institutional co-investment financing, we intend to use our available capital in a manner which will not make us dependent on securitizations as a source of liquidity. As a result, we likely will not securitize loans as a source of liquidity.

     We no longer own subordinated mortgage-backed securities backed by loan pools originated or serviced by unaffiliated third parties, and currently hold subordinated mortgage-backed securities only where we act as servicer of the loan pools backing these securities. At March 31, 2001 we held $6.3 million of such mortgage-backed securities. The related short-term repurchase agreement which financed these securities was repaid in full on February 15, 2001.

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

HOLDING COMPANY AND MISCELLANEOUS OPERATIONS

     Our Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to our Banking Operations or Specialty Servicing and Finance Operations, and also includes eliminations of intercompany accounts and transactions. A primary source of liquidity includes payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has limited the amount of these payments to the lesser of (1) the Bank's stand-alone tax liability and (2) the total tax payments made by the Company. In April 2001, the Bank remitted $2.0 million to the Company for prior years' liabilities.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Quarterly Report on Form 10-Q which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include, but are not limited to, the condition of the real estate market, the availability and conditions of financing for loan pool acquisitions, mortgage-backed securities, mortgage loan servicing rights and other financial assets as well as interest rates. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved. In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

     The Asset and Liability Committees are authorized to utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swap agreements are utilized to reduce our exposure caused by the narrowing of the interest spread between fixed rate loans held for investment and associated liabilities funding those loans caused by changes in market interest rates. The Bank had approximately $18.2 million notional principal amount in an interest rate swap agreement outstanding at March 31, 2001, which was designated as a hedge of certain fixed rate loans in order to convert fixed rate income streams on loans to variable rate. In April 2001, this swap agreement expired.

     At times, we have also hedged the interest rate exposure of fixed-rate or lagging-index loans or securities that are either held or available for sale. The Company creates a hedge which matches the principal amortization of such assets against the maturity of our liabilities generally by entering into short sales or forward sales of U.S. Treasury securities, Government securities, interest rate futures contracts or interest rate swap agreements. This results in market gains or losses on hedging instruments, in response to interest rate increases or decreases, respectively, which approximate the amount of corresponding market losses or gains, respectively, on assets being hedged. We evaluate the interest rate sensitivity of each pool of loans or securities in conjunction with the current interest rate environment and decide whether to hedge the interest rate exposure of a particular pool. In general, when a pool of loans, securities or mortgage servicing rights is acquired, we will determine whether or not to hedge and, with respect to any sale or financing of any pool of loans through securitization, will determine whether or not to discontinue its duration-matched hedging activities with respect to the relevant assets.

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

     At March 31, 2001 the Company's Specialty Servicing and Finance Operations carried no significant assets or liabilities which might have a material impact on the value of the Company's assets or liabilities, as interest rates change over time.

     The following table quantifies the potential changes in the Bank's net portfolio value at March 31, 2001, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The table does not include the net portfolio value of our Specialty Servicing and Finance Operations, as the portfolio is not currently material to our consolidated operations and is not currently sensitive to interest rate fluctuations. However, it is anticipated that the effects of interest rate fluctuations on our Specialty Servicing and Finance Operations' portfolio will temper such effects on the Bank's net portfolio value.


                Interest Rate Sensitivity of Net Portfolio Value

                                                      Net Portfolio Value              NPV as % of Assets
                                              ------------------------------------   -----------------------
                                              $   Amount   $   Change   %   Change   NPV Ratio      Change
                                              ----------   ----------   ----------   ----------   ----------
        Change in Rates                              (Dollars in thousands)
         +300bp...............................    38,652      (24,459)        (39)%       6.29%      (336)bp
         +200bp...............................    47,730      (15,381)        (24)        7.60       (205)bp
         +100bp...............................    55,972       (7,139)        (11)        8.72        (93)bp
            0bp...............................    63,111            -           -         9.65          -
         -100bp...............................    69,339        6,228          10        10.41         76bp
         -200bp...............................    74,739       11,628          18        11.03        138bp
         -300bp...............................    80,215       17,104          27        11.64        199bp

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


     Item 6.      Exhibits and Reports on Form 8-K.

                   (a)    Exhibits.
                             11   Statement re Computation of Per Share Earnings

                   (b) Report on Form 8-K dated March 26, 2001, reporting the date of the Company's annual stockholders meeting.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         WILSHIRE FINANCIAL SERVICES GROUP INC.


Date: May 15, 2001


                                          By:      /s/   STEPHEN P. GLENNON
                                                   ----------------------------
                                                   Stephen P. Glennon
                                                   Chief Executive Officer


                                          By:      /s/   BRUCE A. WEINSTEIN
                                                   ----------------------------
                                                   Bruce A. Weinstein
                                                   Executive Vice President and
                                                   Chief Financial Officer



                                                                                                        Exhibit 11

                                                                            Three Months            Three Months
                                                                               Ended                   Ended
                                                                           March 31, 2001          March 31, 2000
                                                                          ----------------        ----------------
                                                                          (Dollars in thousands, except share data)
Diluted net income per share:
    Net income ....................................................       $            460        $          1,218
                                                                          ----------------        ----------------
    Average number of shares outstanding...........................             20,047,177              20,035,458
    Net effect of dilutive stock options - based on treasury stock.
      method                                                                       743,249                      --
                                                                          ----------------        ----------------
        Total average shares.......................................             20,790,426              20,035,458
                                                                          ================        ================
    Diluted net income per share...................................       $           0.02        $           0.06
                                                                          ================        ================