Form 10-Q
period 2001-06-30
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2001-08-14
CIK 1024321

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

[   ]      Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission file number 0-21845

Wilshire Financial Services Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-1223879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1776 SW Madison Street, Portland, OR	97205
(Address of principal executive offices)	(Zip Code)

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
Yes [ X ]        No [___]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ X ]        No [___]

Applicable only to corporate issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2001
Common Stock, par value $.01 per share	20,079,125 shares

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

INDEX

PART I.        FINANCIAL INFORMATION

      Item 1.  Interim Consolidated Financial Statements (Unaudited):

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................................15

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................27

PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings.............................................................29

      Item 2.  Changes in Securities.........................................................29

      Item 3.  Defaults Upon Senior Securities...............................................29

      Item 4.  Submission of Matters to a Vote of Security Holders...........................29

      Item 5.  Other Information.............................................................29

      Item 6.  Exhibits and Reports on Form 8-K..............................................29

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands)

                                                                                      June 30,     December 31,
                                                                                        2001           2000
                                                                                    ------------   ------------
                                      ASSETS

Cash and cash equivalents ......................................................    $    101,704   $      9,516
Mortgage-backed securities available for sale, at fair value ...................          44,214         54,138
Loans, net .....................................................................         593,758        561,876
Loans and discounted loans held for sale, net, at lower of cost or market ......          11,047         10,214
Stock in Federal Home Loan Bank of San Francisco, at cost ......................           7,725          6,615
Real estate owned, net .........................................................           2,132          1,770
Leasehold improvements and equipment, net ......................................           3,831          4,064
Accrued interest receivable ....................................................           3,447          4,133
Servicer advance receivables, net ..............................................          16,139         19,063
Service fees receivable ........................................................           2,743          2,198
Mortgage servicing rights ......................................................          13,086          4,544
Receivables from loan servicers ................................................          11,837          3,161
Prepaid expenses and other assets ..............................................          16,505         14,272
                                                                                    ------------   ------------
TOTAL ..........................................................................    $    828,168   $    695,564
                                                                                    ============   ============

     LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
     Noninterest-bearing deposits ..............................................    $     11,934   $     10,663
     Interest-bearing deposits .................................................         537,882        424,410
     Short-term borrowings .....................................................           5,795          9,123
     FHLB advances .............................................................         139,000        132,000
     Long-term investment financing ............................................           6,682          1,634
     Accounts payable and other liabilities ....................................          24,462         21,230
     Minority interest .........................................................           9,895          9,909
     Investor participation liability ..........................................             702             --
                                                                                    ------------   ------------
        Total liabilities ......................................................         736,352        608,969
                                                                                    ------------   ------------

Commitments and Contingencies (see Note 2)

Stockholders' Equity:
     Common stock ..............................................................          98,393         96,516
     Retained deficit ..........................................................          (7,667)       (10,670)
     Accumulated other comprehensive income, net ...............................           1,090            749
                                                                                    ------------   ------------
        Total stockholders' equity .............................................          91,816         86,595
                                                                                    ------------   ------------
TOTAL ..........................................................................    $    828,168   $    695,564
                                                                                    ============   ============

See notes to interim consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

                                                                          Quarter Ended               Six Months Ended
                                                                             June 30,                      June 30,
                                                                    ---------------------------   ---------------------------
                                                                        2001           2000           2001           2000
                                                                    ------------   ------------   ------------   ------------
INTEREST INCOME:
         Loans ..................................................   $     12,566   $     12,571   $     26,238   $     23,332
         Mortgage-backed securities .............................            997          1,047          1,861          2,196
         Securities and federal funds sold ......................            785            470          1,183          1,028
                                                                    ------------   ------------   ------------   ------------
       Total interest income ....................................         14,348         14,088         29,282         26,556
                                                                    ------------   ------------   ------------   ------------
INTEREST EXPENSE:
         Deposits ...............................................          7,051          6,245         13,335         11,827
         Borrowings .............................................          2,707          2,786          5,177          4,513
                                                                    ------------   ------------   ------------   ------------
         Total interest expense .................................          9,758          9,031         18,512         16,340
                                                                    ------------   ------------   ------------   ------------
NET INTEREST INCOME .............................................          4,590          5,057         10,770         10,216
PROVISION FOR (RECAPTURE OF) ESTIMATED LOSSES ON LOANS ..........            135         (1,700)           285         (3,096)
                                                                    ------------   ------------   ------------   ------------
NET INTEREST  INCOME AFTER  PROVISION FOR  (RECAPTURE  OF)
    ESTIMATED LOSSES ON LOANS ...................................          4,455          6,757         10,485         13,312
                                                                    ------------   ------------   ------------   ------------
OTHER INCOME:
         Servicing income .......................................          4,193          3,134          8,043          6,220
         Real estate owned, net .................................             66           (569)          (177)           179
         Bankcard income, net ...................................          1,381            968          2,286          1,759
         Gain on sale of loans ..................................          1,018            299          1,504          1,244
         Loss on sale of securities .............................           (262)            --           (262)            --
         Loan fees and charges ..................................          1,066            826          2,046          1,064
         Gain on sale of Bankcard operations ....................          4,981             --          4,981             --
         Other, net .............................................           (285)           769          1,053          1,086
                                                                    ------------   ------------   ------------   ------------
         Total other income .....................................         12,158          5,427         19,474         11,552
                                                                    ------------   ------------   ------------   ------------
OTHER EXPENSES:
         Compensation and employee benefits .....................          7,256          5,690         14,302         12,239
         Professional services ..................................          1,805          1,386          3,155          2,453
         Occupancy ..............................................            502            593          1,045          1,318
         FDIC insurance premiums ................................            205            199            417            418
         Corporate travel and development .......................            132            179            245            339
         Depreciation ...........................................            565            451            919          1,042
         Amortization ...........................................            123             39            393            174
         Other general and administrative expenses ..............          1,804          1,688          3,689          3,229
                                                                    ------------   ------------   ------------   ------------
         Total other expenses ...................................         12,392         10,225         24,165         21,212
                                                                    ------------   ------------   ------------   ------------
INCOME BEFORE INVESTOR PARTICIPATION AND MINORITY
   INTEREST AND INCOME TAXES ....................................          4,221          1,959          5,794          3,652
Investor participation interest .................................           (287)            --           (709)            --
Minority interest ...............................................            574             95             14            596
                                                                    ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAXES ......................................          4,508          2,054          5,099          4,248
INCOME TAX PROVISION ............................................          1,965            929          2,096          1,905
                                                                    ------------   ------------   ------------   ------------
NET INCOME ......................................................   $      2,543   $      1,125   $      3,003   $      2,343
                                                                    ============   ============   ============   ============

Earnings per share - basic ......................................   $       0.13   $       0.06   $       0.15   $       0.12
Earnings per share - diluted ....................................   $       0.12   $       0.06   $       0.14   $       0.12

Weighted average shares outstanding - basic .....................     20,079,125     20,035,458     20,063,239     20,035,458
Weighted average shares outstanding - diluted ...................     21,427,492     20,035,458     21,163,601     20,035,458

See notes to interim consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

                                                                                           Accumulated
                                       Preferred Stock      Common Stock                      Other
                                      ----------------- ---------------------  Retained   Comprehensive
                                      Shares   Amount     Shares     Amount     Deficit       Income       Total
                                      ------- --------- ----------- --------- ----------- -------------- ----------
BALANCE, January 1, 2001............      --  $      --  20,035,458 $  96,516 $  (10,670) $          749 $   86,595
  Comprehensive income:
  Net income........................                                               3,003                      3,003
  Unrealized holding gains on
   available for sale securities
   - net of tax liability of $278...                                                                 341        341
                                                                                                         ----------
  Total comprehensive income........                                                                          3,344
  Exercise of stock options.........                         43,667        46                                    46
  Tax effect from utilization of
   pre-reorganizational Net
   Operating Losses (Note 3)........                                    1,831                                 1,831
                                      ------- --------- ----------- --------- ----------- -------------- ----------
BALANCE, June 30, 2001..............      --  $      --  20,079,125 $  98,393 $   (7,667) $        1,090 $   91,816
                                      ======= ========= =========== ========= =========== ============== ==========

See notes to interim consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                               ---------------------------
                                                                                   2001           2000
                                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...............................................................  $      3,003   $      2,343
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Provision for (recapture of) estimated losses on loans ..............           285         (3,096)
        Provision for losses on real estate owned ...........................            18             68
        Depreciation and amortization .......................................         1,312          1,216
        Loss (gain) on sale of real estate owned ............................           157           (338)
        Loss on disposal of equipment .......................................            60              6
        Purchase of loans held for sale .....................................        (7,418)        (5,058)
        Proceeds from sale of loans held for sale ...........................         6,912         17,446
        Gain on sale of loans ...............................................        (1,504)        (1,244)
        Loss on sale of securities ..........................................           262             --
        (Accretion) amortization of discounts and deferred fees .............          (169)           736
        Provision for deferred income taxes .................................         1,831          1,679
        Federal Home Loan Bank stock dividends ..............................          (110)          (175)
        Minority interest ...................................................           (14)          (596)
        Change in:
          Servicer advance receivables ......................................         2,924          7,393
          Service fees receivable ...........................................          (545)          (767)
          Mortgage servicing rights .........................................        (8,542)           189
          Accrued interest receivable .......................................           686           (213)
          Receivables from loan servicers ...................................        (8,676)         1,432
          Prepaid expenses and other assets .................................        (2,588)        (7,944)
          Accounts payable and other liabilities ............................         2,595        (10,447)
          Investor participation liability ..................................           702             --
                                                                               ------------   ------------
             Net cash (used in) provided by operating activities ............        (8,819)         2,630
                                                                               ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of loans ...................................................      (150,137)      (155,384)
        Loan repayments .....................................................       117,695         49,204
        Loan originations ...................................................       (30,411)       (16,097)
        Proceeds from sale of loans .........................................        32,101         12,872
        Purchase of mortgage-backed securities available for sale ...........        (6,343)        (9,919)
        Proceeds on sale of mortgage-backed securities available for sale ...         1,271             --
        Repayments of mortgage-backed securities available for sale .........        14,110         13,580
        Repayments of mortgage-backed securities held to maturity ...........            --          1,801
        Purchase of real estate owned .......................................            --           (244)
        Proceeds from sale of real estate owned .............................           996          9,639
        Purchase of FHLB stock ..............................................        (1,000)        (1,426)
        Proceeds from redemption of FHLB stock ..............................            --            776
        Purchases of leasehold improvements and equipment ...................          (910)          (293)
        Proceeds from sale of leasehold improvements and equipment ..........           126            148
                                                                               ------------   ------------
             Net cash used in investing activities ..........................       (22,502)       (95,343)
                                                                               ------------   ------------

See notes to interim consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                               ---------------------------
                                                                                   2001           2000
                                                                               ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase in deposits ............................................  $    114,743   $     76,327
        Proceeds from FHLB advances .........................................        20,000         48,000
        Repayments of FHLB advances .........................................       (13,000)       (16,000)
        Proceeds from short-term borrowings .................................        18,860         66,172
        Repayments of short-term borrowings .................................       (22,188)       (85,434)
        Proceeds from long-term financing ...................................         7,344             --
        Repayment of long-term financing ....................................        (2,296)            --
        Repayment of note payable to WREI ...................................            --           (692)
        Issuance of common stock pursuant to exercise of stock options ......            46             --
                                                                               ------------   ------------
             Net cash provided by financing activities ......................       123,509         88,373
                                                                               ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................        92,188         (4,340)
CASH AND CASH EQUIVALENTS:
        Beginning of period .................................................         9,516         54,168
                                                                               ------------   ------------
        End of period .......................................................  $    101,704   $     49,828
                                                                               ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--Cash paid for:
        Interest ............................................................  $     15,596   $     15,566
        Income taxes ........................................................           450            601
NONCASH INVESTING ACTIVITIES:
        Additions to real estate owned acquired in settlement of loans ......         1,449          1,447

See notes to interim consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data and where noted)

1.   BASIS OF PRESENTATION

        The accompanying interim consolidated financial statements of Wilshire Financial Services Group Inc. and Subsidiaries (“WFSG” or the “Company”) are unaudited and should be read in conjunction with the 2000 Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the 2000 Annual Report on Form 10-K.

        In the opinion of management, all adjustments, other than the adjustments described below, generally comprised of normal recurring accruals necessary for fair presentation of the interim consolidated financial statements, have been included and all intercompany accounts and material transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Certain reclassifications of 2000 amounts were made in order to conform to the 2001 presentation, none of which affect previously reported net income.

2.   COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

        At June 30, 2001, the Company’s banking subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”), had outstanding commitments to fund $14.2 million in new mortgage loans.

        The Company may be liable under an indemnification agreement for additional criminal and civil defense costs on behalf of two of its former executives. In May 2001, pursuant to this agreement and as a result of an arbitration decision, the Company advanced approximately $0.8 million in legal fees to the former executives. The Company believes that a portion of such costs will be recoverable through its insurance carrier.

        In connection with the transfer of the Company’s minority ownership interest in Wilshire Credit Corporation (“WCC”) to Capital Consultants, LLC (“CCL”) as part of its June 1999 restructuring (described in Note 7), the Company provided to CCL a contingent Liquidation Bond in the form of a non-interest bearing obligation to pay CCL, in the event of any liquidation or dissolution of WCC, $19.3 million less any distributions that CCL receives from its minority ownership interest in WCC. WCC is obligated to keep the bond collateralized with assets of WCC or the Company having a fair market value equal to such bond and, to the extent that it does not do so, the Company may be responsible for the deficiency. A receiver has been appointed for CCL in Securities and Exchange Commission v. Capital Consultants, LLC, et al., U.S. District Court for the District of Oregon, Case No. CV 00-1290 KI, and now holds this Liquidation Bond and controls the minority ownership interest in WCC on behalf of CCL’s investors.

        In addition, the holder of the minority ownership interest in WCC is entitled to convert its interest into the Company’s common stock. The holder also may convert its interest into the Company’s common stock or, under certain circumstances, be paid $19.3 million less any prior distributions received from the minority interest at any time upon a merger of the Company into a third party, the sale of substantially all assets of the Company to a third party, or the purchase of substantially all the stock of the Company by a single third party. Upon the stock conversion or payment of the $19.3 million, the Liquidation Bond is cancelled. The formula for the stock conversion permits the holder of the minority interest in WCC to convert such interest into the number of shares of the common stock of the Company approximately equal to:

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

45% x WCC's trailing 12 month GAAP earnings
------------------------------------------------------------
WFSG's 12 trailing month GAAP earnings per share

Each calculation of earnings is adjusted for extraordinary items and is net of taxes.

3.   INCOME TAXES

        The Company files consolidated federal income tax returns with its eligible subsidiaries. WCC is not eligible to be included in the consolidated federal income tax return as it does not meet the required ownership threshold of 80% (the Company’s economic interest is 50.01%).

        Although the Company has net operating loss carryforwards and deductible temporary differences available to offset income earned during the six months ended June 30, 2001, the Company recorded income tax expense of $2.1 million. There are two components to the income tax provision: current taxes of approximately $0.3 million and deferred taxes of approximately $1.8 million. The current tax provision results from excess inclusion income earned on certain residual interests in REMICs which cannot be offset by tax losses, and is therefore a cash cost to the Company. Deferred taxes are discussed below.

        Deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts. They are attributable to carryforwards, such as net operating losses, capital losses, and temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. The deferred tax provision results from a decrease in the amount of deferred tax assets during the six months ended June 30, 2001.

        The Company established a valuation allowance against the net deferred tax asset at its restructuring date (June 10, 1999) as there was not presumptive evidence at that time that it was more likely than not that the deferred tax asset would be realized. The Company is currently evaluating the valuation allowance in light of current operating results. As these pre-reorganization tax benefits are realized from reductions in the valuation allowance, the tax effect is recorded as an increase to stockholders’ equity in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and not as a tax benefit in the statement of operations. The maximum pre-reorganization tax benefit available to the Company (partially subject to the annual limits discussed below) at June 30, 2001 was $71.3 million.

        The Company’s net operating losses have been reduced by cancellation of indebtedness income that was excluded from taxable income in 1999. All of the Company’s remaining net operating loss and capital loss carryforwards that were generated in the pre-reorganization period are subject to a limitation on the amount that may be utilized annually to offset taxable income. The annual limitation on the use of pre-reorganization net operating or capital loss carryforwards is approximately $4.3 million plus any unused annual limitation from prior years. At June 30, 2001 the Company had approximately $8.0 million in available net operating loss carryforwards relating to the pre-organization period which could be utilized in the current year. There is no limitation on the Company’s ability to utilize deductible temporary differences.

        WCC currently has net operating loss carryforwards of approximately $5.0 million that may be available to offset taxable income.

4.   SIGNIFICANT TRANSACTIONS

        On June 29, 2001, the Bank sold its Bankcard Processing division for a gain, before income taxes, of approximately $5.0 million. Pursuant to the sale agreement, the Bank will continue to service the merchant accounts for a period not to exceed 60 days. In a separate transaction, in June 2001 the Bank completed the sale of its wholly owned subsidiary, George Elkins Mortgage Banking (GEMB), to GEMB’s management, subject to the California Department of Real Estate’s approval, which was received in July 2001. The loss on sale of approximately $0.3 million is reflected in the Company’s consolidated statements of operations for the quarter and six months ended June 30, 2001.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        In April and May 2001, the Bank purchased approximately $48 million and $83 million, respectively, of adjustable-rate single-family residential mortgages. In June 2001, the Bank sold $31.4 million of commercial mortgage loans for a gain of approximately $0.7 million.

        During the second quarter of 2001 our Specialty Servicing and Finance Operations completed the transfer of servicing rights to approximately 5,500 residential mortgage loans totaling approximately $240 million in aggregate principal balances. The servicing portfolio was acquired from DLJ Mortgage Capital.

5.   RELATED PARTY TRANSACTION

        In April 2001 the Company sold mortgage-backed securities with a book value of $1.5 million to Fog Cutter Capital Group Inc. (“FCCG”) for a loss of approximately $0.3 million. FCCG owned 14.3% of the Company’s outstanding common stock at June 30, 2001.

6.   SUBSEQUENT EVENT

        In July 2001, the Company’s Specialty Servicing and Finance Operations acquired from Old Kent Mortgage Company the servicing rights and related servicer advance receivables to approximately 1,500 residential mortgage loans totaling approximately $178 million in aggregate principal balance.

7.   OPERATING SEGMENTS

        The Company’s reportable operating segments, as defined by the Company’s management, consist of its Banking operations and Specialty Servicing and Finance operations. The operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

o	Banking Operations—Through FBBH, the Company conducts a retail and wholesale banking business focused primarily on specialty-niche products, including small-balance commercial lending. The primary source of liquidity for the Bank’s acquisitions and originations is wholesale certificates of deposit, retail deposits, FHLB advances, and, to a lesser extent, short-term credit facilities. The Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision (“OTS”). At June 30, 2001, FBBH had total assets of approximately $769.8 million.

o	Specialty Servicing and Finance Operations—Through its majority-owned subsidiary, Wilshire Credit Corporation (“WCC”), the Company conducts a full-service mortgage and consumer loan servicing business, specializing in the servicing of labor-intensive mortgage pools requiring expertise in loss mitigation and/or investor reporting. Through the Company’s wholly-owned subsidiary, Wilshire Funding Corporation (“WFC”), the Company conducts an investment and co-investment business with institutional investors where such investments (1) align the Company’s interests with those of such institutional investors and (2) provide operating leverage for the servicing operations of WCC. Together, WCC and WFC are referred to as “Specialty Servicing and Finance Operations”. As of June 30, 2001, the Company’s Specialty Servicing and Finance Operations serviced approximately $2.9 billion principal balance of residential and commercial mortgage pools for approximately 800 individual and institutional investors and government agencies. The Company’s Specialty Servicing and Finance Operations’ funding sources consist primarily of internal liquidity, commercial bank financing, institutional lenders and co-investors, under debt service repayment terms which generally parallel the schedule of anticipated cash flows of the underlying collateral.

o	Holding Company and Miscellaneous Operations—The Company’s Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the aforementioned business segments, and includes eliminations of intercompany accounts and transactions. A primary source of liquidity includes payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has presently limited the amount of these payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

       Segment data for the quarters ended June 30, 2001 and 2000 is as follows:

                                                                           Three Months Ended June 30, 2001
                                                             -------------------------------------------------------------
                                                                                                Holding
                                                                               Specialty        Company
                                                                               Servicing          and
                                                                                  and        Miscellaneous
                                                                Banking         Finance       Operations         Total
                                                             -------------   -------------   -------------   -------------
  Interest income .......................................    $      13,489   $         791   $          68   $      14,348
  Interest expense ......................................            9,471             318             (31)          9,758
                                                             -------------   -------------   -------------   -------------
  Net interest income ...................................            4,018             473              99           4,590
  Provision for (recapture of) loan losses ..............              150             (15)             --             135
                                                             -------------   -------------   -------------   -------------
  Net interest income after provision for (recapture
    of) loan losses .....................................            3,868             488              99           4,455
  Other income ..........................................            6,832           4,632             694          12,158
  Other expense .........................................            5,240           6,127           1,025          12,392
                                                             -------------   -------------   -------------   -------------
  Income (loss) before investor participation and
    minority interest and taxes .........................            5,460          (1,007)           (232)          4,221
  Investor participation interest .......................               --            (287)             --            (287)
  Minority interest .....................................               --              --             574             574
                                                             -------------   -------------   -------------   -------------
  Income (loss) before taxes ............................            5,460          (1,294)            342           4,508
  Income tax provision (benefit) ........................            2,348              --            (383)          1,965
                                                             -------------   -------------   -------------   -------------
  Net income (loss) .....................................    $       3,112   $      (1,294)  $         725   $       2,543
                                                             =============   =============   =============   =============
  Total assets ..........................................    $     769,803   $      61,723   $      (3,358)  $     828,168
                                                             =============   =============   =============   =============

                                                                           Three Months Ended June 30, 2000
                                                             -------------------------------------------------------------
                                                                                                Holding
                                                                               Specialty        Company
                                                                               Servicing          and
                                                                                  and        Miscellaneous
                                                                Banking         Finance       Operations         Total
                                                             -------------   -------------   -------------   -------------
  Interest income .......................................    $      12,943   $       1,243   $         (98)  $      14,088
  Interest expense ......................................            8,489             369             173           9,031
                                                             -------------   -------------   -------------   -------------
  Net interest income (expense) .........................            4,454             874            (271)          5,057
  (Recapture of) provision for loan losses ..............           (1,700)             --              --          (1,700)
                                                             -------------   -------------   -------------   -------------
  Net interest income (expense) after (recapture of)
    provision for loan losses ...........................            6,154             874            (271)          6,757
  Other income ..........................................            2,185           4,592          (1,350)          5,427
  Other expense .........................................            4,939           5,448            (162)         10,225
                                                             -------------   -------------   -------------   -------------
  Income (loss) before minority interest and taxes ......            3,400              18          (1,459)          1,959
  Minority interest .....................................               --              --              95              95
                                                             -------------   -------------   -------------   -------------
  Income (loss) before taxes ............................            3,400              18          (1,364)          2,054
  Income tax provision (benefit) ........................            1,462              --            (533)            929
                                                             -------------   -------------   -------------   -------------
  Net income (loss) .....................................    $       1,938   $          18   $        (831)  $       1,125
                                                             =============   =============   =============   =============
  Total assets ..........................................    $     676,546   $      60,538   $         155   $     737,239
                                                             =============   =============   =============   =============

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

       Segment data for the six months ended June 30, 2001 and 2000 is as follows:

                                                                            Six Months Ended June 30, 2001
                                                             -------------------------------------------------------------
                                                                                                Holding
                                                                               Specialty        Company
                                                                               Servicing          and
                                                                                  and        Miscellaneous
                                                                Banking         Finance       Operations         Total
                                                             -------------   -------------   -------------   -------------
  Interest income .......................................    $      27,023   $       2,145   $         114   $      29,282
  Interest expense ......................................           18,120             436             (44)         18,512
                                                             -------------   -------------   -------------   -------------
  Net interest income ...................................            8,903           1,709             158          10,770
  Provision for (recapture of) loan losses ..............              300             (15)             --             285
                                                             -------------   -------------   -------------   -------------
  Net interest income after provision for (recapture
     of) loan losses ....................................            8,603           1,724             158          10,485
  Other income ..........................................            8,396          10,461             617          19,474
  Other expense .........................................           11,100          11,545           1,520          24,165
                                                             -------------   -------------   -------------   -------------
  Income (loss) before investor participation and
    minority interest and taxes .........................            5,899             640            (745)          5,794
  Investor participation interest .......................               --            (709)             --            (709)
  Minority interest .....................................               --              --              14              14
                                                             -------------   -------------   -------------   -------------
  Income (loss) before taxes ............................            5,899             (69)           (731)          5,099
  Income tax provision (benefit) ........................            2,537              --            (441)          2,096
                                                             -------------   -------------   -------------   -------------
  Net income (loss) .....................................    $       3,362   $         (69)  $        (290)  $       3,003
                                                             =============   =============   =============   =============
  Total assets ..........................................    $     769,803   $      61,723   $      (3,358)  $     828,168
                                                             =============   =============   =============   =============

                                                                            Six Months Ended June 30, 2000
                                                             -------------------------------------------------------------
                                                                                                Holding
                                                                               Specialty        Company
                                                                               Servicing          and
                                                                                  and        Miscellaneous
                                                                Banking         Finance       Operations         Total
                                                             -------------   -------------   -------------   -------------
  Interest income .......................................    $      23,915   $       2,671   $         (30)  $      26,556
  Interest expense ......................................           15,422             573             345          16,340
                                                             -------------   -------------   -------------   -------------
  Net interest income (expense) .........................            8,493           2,098            (375)         10,216
  (Recapture of) provision for loan losses ..............           (3,200)             --             104          (3,096)
                                                             -------------   -------------   -------------   -------------
  Net interest income (expense) after (recapture of)
    provision for loan losses ...........................           11,693           2,098            (479)         13,312
  Other income ..........................................            3,111           8,844            (403)         11,552
  Other expense .........................................            9,071          11,310             831          21,212
                                                             -------------   -------------   -------------   -------------
  Income (loss) before minority interest and taxes ......            5,733            (368)         (1,713)          3,652
  Minority interest .....................................               --              --             596             596
                                                             -------------   -------------   -------------   -------------
  Income (loss) before taxes ............................            5,733            (368)         (1,117)          4,248
  Income tax provision (benefit) ........................            2,465              --            (560)          1,905
                                                             -------------   -------------   -------------   -------------
  Net income (loss) .....................................    $       3,268   $        (368)  $        (557)  $       2,343
                                                             =============   =============   =============   =============
  Total assets ..........................................    $     676,546   $      60,538   $         155   $     737,239
                                                             =============   =============   =============   =============

8.   LEGAL MATTERS

        Between 1994 and 1998 Capital Consultants, LLC (“CCL”), as investment advisor to and on behalf of various clients, made a number of loans to the privately-owned company then known as Wilshire Credit Corporation and now known as Capital Wilshire Holdings Inc. (“CWH”). As part of the Company’s June 1999 restructuring, it purchased the assets of CWH. In exchange it gave CCL for the benefit of its clients a 49.99% non-voting ownership interest in WCC with certain rights to convert such interest to a portion of the Company’s stock.

         On September 21, 2000 Thomas F. Lennon was appointed by the U.S. District Court of Oregon in Securities and Exchange Commission v. Capital Consultants, LLC, et al. as a receiver for CCL. Mr. Lennon currently is reviewing claims, if any, that he may have against parties that engaged in transactions with CCL.

        A number of CCL’s clients (“CCL Investors”) have filed lawsuits in the U.S. District Court for the District of Oregon against CCL, some of its former executives, the Company, WCC and the Bank and some of their executives, and a number of other corporations and pension trust trustees in the following cases on the dates indicated:

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
Chilia, et al. v. Capital Consultants, LLC, U.S. District Court Case No. CV 00-1633-JE (November 29, 2000)
American Funeral & Cemetery Trust Services, et al. v. Capital Consultants, LLC, et al., U.S. District Court Case No. CV 01-609-HU (May 4, 2001)

The plaintiffs allege that the Company, WCC and the Bank and some of their executives wrongfully participated in various transactions in which CCL made improper loans to WCC from 1994 through 1998, thereafter misled the CCL clients by failing to disclose significant losses on $160 million of loans to WCC, and used additional CCL client funds (approximately $71 million) to cover up such losses.

        The Company believes that it has strong defenses with regard to such allegations and intends to contest the claims vigorously unless a satisfactory settlement can be reached. Without limitation, as part of the June 1999 reorganization of the Company, CCL, on behalf of the CCL Investors, provided the Company with a release of all claims that they might have had against the Company, pursuant to the Plan of Reorganization approved by the Delaware Bankruptcy Court. The plaintiffs contend that CCL did not have authority to provide this release and that the releases were fraudulently obtained. In addition, the Company executives have requested that the Company indemnify them as directors and officers of the Company for their costs and potential liability to the extent such amounts are not covered by insurance.

        The District Court of Oregon has appointed a mediator to supervise a limited procedure to permit all of the parties to discover the relevant documents held by each party and to interview some of the relevant witnesses. The mediator is currently conducting a mediation proceeding to determine if the numerous claims among the parties can be settled. The Company is participating in the mediation process. The parties to this process are under a confidentiality order prohibiting any disclosure of the status of any settlement discussions.

        The Company is a defendant in other legal actions arising from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability, if any, arising from such actions will not materially affect the Company’s consolidated results of operations or financial position.

9.   NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a material impact on its financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS 142 will require that goodwill no longer be amortized, and instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company is currently evaluating the impact that SFAS 142 may have on its financial position and results of operations.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Wilshire Financial Services Group Inc. and the notes thereto included elsewhere in this filing. References in this filing to “Wilshire Financial Services Group Inc.,” “WFSG,” the “Company,” “we,” “our,” and “us” refer to Wilshire Financial Services Group Inc., our wholly owned subsidiaries, and Wilshire Credit Corporation (“WCC”), our majority-owned subsidiary, unless the context indicates otherwise.

        Wilshire Financial Services Group Inc., a financial services company, conducts (1) community banking operations (referred to herein as our “Banking Operations”) through our wholly-owned subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”); and (2) specialized mortgage loan servicing and investment operations through our subsidiaries, Wilshire Credit Corporation (“WCC”) and Wilshire Funding Corporation (“WFC”). Together, WCC and WFC are referred to as our “Specialty Servicing and Finance Operations.” WFSG’s administrative, investment and loan servicing headquarters are located in Portland, Oregon. The Bank is headquartered in Calabasas, California and conducts its branch banking activities in Beverly Hills, California.

OVERVIEW

        In the second quarter of 2001 the Company continued its initiative to focus on its core businesses. The quarter was highlighted by the following significant developments:

o	The Bank sold its Bankcard processing division and its mortgage banking subsidiary, George Elkins Mortgage Banking;

o	The Bank acquired two loan portfolios totaling approximately $131 million unpaid principal balance, and funded the purchases through an increase in deposits; and

o	Our Specialty Servicing and Finance Operations continued to grow their core servicing-related revenues while managing expenses, despite a significant increase in prepayments on underlying loans during the first six months of 2001.

RESULTS OF OPERATIONS--QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 2000

        Our consolidated net income was approximately $2.5 million for the quarter ended June 30, 2001, compared with $1.1 million for the quarter ended June 30, 2000. This increase in net income was primarily due to a pre-tax gain of $5.0 million on the sale of the Bank’s bankcard processing division and an increase of $1.1 million in servicing income. During the quarter, we incurred $1.0 million in legal expenses related to litigation that arose from events prior to our restructuring. Approximately $0.8 million of these expenses consisted of costs that we advanced to two of the Company’s former executives for their criminal and civil defenses (see Notes 2 and 8 to the interim consolidated financial statements). We anticipate that a portion of these advances may be recoverable through insurance. These legal expenses contributed to a $2.2 million increase in other operating expenses, which partially offset the gains described above. Also offsetting our increased revenue were loan loss provisions of $0.1 million (compared with a net recapture of $1.7 million in the quarter ended June 30, 2000) and a decrease in net interest income of $0.4 million.

        For the six months ended June 30, 2001, our consolidated net income was approximately $3.0 million, compared with $2.3 million for the six months ended June 30, 2000. This increase in net income was primarily due to the pre-tax gain of $5.0 million on the sale of the Bank’s bankcard processing division, an increase of $1.8 million in servicing income, and an increase in net interest income of $0.5 million. These increases were partially offset by an increase in operating expenses of $3.0 million (including the legal expenses described above) and a loan loss provision of $0.3 million (compared with recaptures of $3.1 million during the six months ended June 30, 2000).

         Following is a discussion of the operating results of the Company's two discrete businesses: our Banking Operations and our Specialty Servicing and Finance Operations.

FIRST BANK OF BEVERLY HILLS, F.S.B.

        The following tables compare operating income (before taxes) for FBBH for the quarter and six-month periods ended June 30, 2001 and 2000 (dollars in thousands):

                                                 Quarter Ended June 30,                  Six Months Ended June 30,
                                        ----------------------------------------  ----------------------------------------
                                                                      Increase                                  Increase
                                            2001          2000       (Decrease)       2001          2000       (Decrease)
                                        ------------  ------------  ------------  ------------  ------------  ------------
Interest income ......................  $     13,489  $     12,943  $        546  $     27,023  $     23,915  $      3,108
Interest expense .....................         9,471         8,489           982        18,120        15,422         2,698
                                        ------------  ------------  ------------  ------------  ------------  ------------
Net interest income ..................         4,018         4,454          (436)        8,903         8,493           410
Provision for (recapture of)
  loan losses ........................           150        (1,700)        1,850           300        (3,200)        3,500
                                        ------------  ------------  ------------  ------------  ------------  ------------
Net interest income after provision
  for (recapture of) loan losses .....         3,868         6,154        (2,286)        8,603        11,693        (3,090)
Other income .........................         6,832         2,185         4,647         8,396         3,111         5,285
Other expense ........................         5,240         4,939           301        11,100         9,071         2,029
                                        ------------  ------------  ------------  ------------  ------------  ------------
Income before taxes ..................  $      5,460  $      3,400  $      2,060  $      5,899  $      5,733  $        166
                                        ============  ============  ============  ============  ============  ============

Net Interest Income
        The Bank’s net interest income for the quarter ended June 30, 2001 was approximately $4.0 million, compared with approximately $4.5 million for the quarter ended June 30, 2000. Interest income increased by $0.5 million due to a $44.5 million increase in the average balance of loans, reflecting the Bank’s purchases of loan portfolios in 2000 and in the second quarter of 2001, and an increase in overnight investments, resulting from the significant increase in deposits during the quarter. These higher volumes of interest-earning assets were partially offset by the lower interest rates in the second quarter of 2001 as compared with the second quarter of 2000. In particular, the declining rate environment affected the Bank’s portfolio of loans, due to the short-term repricing characteristics of such loans. The Bank’s interest expense increased by approximately $1.0 million from the quarter ended June 30, 2000 to the quarter ended June 30, 2001. Interest expense on deposits increased by approximately $0.8 million as a result of an increase in the average balance of deposits from $428.0 million for the quarter ended June 30, 2000 to $505.2 million for the quarter ended June 30, 2001. In addition, interest expense on borrowings increased by $0.2 million due to a $14.3 million increase in the average balance of FHLB advances. However, these increases in balances of interest-bearing liabilities were partially offset by declines in interest rates from the 2000 period to the 2001 period.

        For the six months ended June 30, 2001, the Bank’s net interest income was approximately $8.9 million, compared with approximately $8.5 million for the six months ended June 30, 2000. Interest income increased by $3.1 million due to the higher average loan volume in the current year to date, resulting from the loan purchases described above, and also as a result of the increase in the average balance of overnight investments, partially offset by a decline in yields on interest-earning assets from the 2000 period to the 2001 period. The Bank’s interest expense increased by approximately $2.7 million from the six months ended June 30, 2000 to the six months ended June 30, 2001. Interest expense on deposits increased by approximately $1.5 million as a result of an increase in the average balance of deposits from $417.0 million for the six months ended June 30, 2000 to $467.5 million for the six months ended June 30, 2001. In addition, interest expense on borrowings increased by $1.3 million due to a $41.5 million increase in the average balance of short-term borrowings and FHLB advances. These increases in balances of interest-bearing liabilities were partially offset by declines in interest rates from the 2000 period to the 2001 period.

Provision for Loan Losses
        Provisions for losses on loans are charged to operations to maintain an allowance for losses on the loan portfolio at a level which the Bank believes is adequate based on an evaluation of the inherent risks in the portfolio. The Bank’s evaluation is based on an analysis of the loan portfolio, historical loss experience, current economic conditions and trends, collateral values, and other relevant factors.

        Provision for loan losses for the quarter and six-month periods ended June 30, 2001 was $0.15 million and $0.3 million, respectively. During the quarter and six-month periods ended June 30, 2000, the Bank recaptured $1.7 million and $3.2 million, respectively, of loan loss provisions. The reversals of reserves in 2000 were the result of two factors: (1) the Bank sold $13.1 million book value of non-performing and sub-performing loans in June 2000 and recaptured the related reserves and (2) the Bank’s periodic analyses of the adequacy of loan loss reserves indicated that the reserves were excessive due to the continued seasoning and improved loss performance of the Bank’s loan portfolio.

Other Income
        The Bank’s other income was $6.8 million for the three months ended June 30, 2001, compared with $2.2 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, other income was $8.4 million, compared with $3.1 million for the six months ended June 30, 2000. The increase in other income was primarily due to the Bank’s sale of its Bankcard division in June 2001 for a gain of approximately $5.0 million, and increases in loan fees and charges and gains on sales of loans. These increases were partially offset by a loss of approximately $0.3 million on the Bank’s sale of GEMB.

Other Expenses
        The Bank’s other expenses were $5.2 million for the quarter ended June 30, 2001, compared with $4.9 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, other expenses totaled $11.1 million, compared with $9.1 million for the six months ended June 30, 2000. A number of factors contributed to the increase in the Bank’s operating expenses in the first six months of 2001. Compensation and employee benefits increased by approximately $0.7 million primarily as a result of severance pay for former executives and higher compensation costs and commissions paid at the Bank’s mortgage banking subsidiary (which was sold in June 2001). In addition, professional services increased by approximately $0.6 million during the 2001 period, due to consulting fees associated with conversions of the Bank’s accounting and deposit systems, and also due legal fees incurred in connection with litigation, some of which was resolved in the first quarter of 2001. Further, data processing costs increased by $0.4 million due to a rise in service bureau costs. The Bank anticipates that the sales of its Bankcard division and GEMB will result in future reductions in its other operating expenses. However, there can be no assurance that the desired cost savings will be realized.

Operating Segments

        Through June 30, 2001, the Bank’s businesses consisted of three primary segments: lending and deposit banking services, mortgage loan origination and brokerage services (“George Elkins Mortgage Banking” or “GEMB”), and Bankcard processing. As discussed previously, the GEMB and Bankcard divisions were sold in June 2001. Consequently, in future periods there no longer will be income or loss attributable to these divisions, and the Bank intends to focus on its core retail banking and lending activities.

        The operating results (before income taxes) of the Bank’s businesses for the quarter and six-month periods ended June 30, 2001 and 2000 are summarized in the following table and discussed in further detail below:

                                                          Quarter Ended                Six Months Ended
                                                             June 30,                      June 30,
                                                    ---------------------------   ---------------------------
                                                        2001           2000           2001           2000
                                                    ------------   ------------   ------------   ------------
                                                                     (Dollars in thousands)
         Lending and deposit banking services ...   $      4,683   $      3,549   $      5,401   $      6,375
         George Elkins ..........................             83           (225)          (341)          (576)
         Bankcard income (loss), net ............            694             76            839            (66)
                                                    ------------   ------------   ------------   ------------
            Total Bank income (pre-tax) .........   $      5,460   $      3,400   $      5,899   $      5,733
                                                    ============   ============   ============   ============

Lending and Deposit Banking
        Income in the Bank’s commercial banking operations was approximately $4.7 million for the quarter ended June 30, 2001, compared with $3.5 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, income was $5.4 million, compared with $6.4 million for the six months ended June 30, 2000. In June 2001 the Bank sold its Bankcard division for a gain of approximately $5.0 million and GEMB for a loss of approximately $0.3 million. The net gain from these sales was offset by loan loss provisions during the quarter and six-month periods ended June 30, 2001 (compared with recaptures of provisions for the comparable 2000 periods) and increases in general and administrative expenses, as discussed previously.

George Elkins
        Income from the Bank’s mortgage loan origination and brokerage services was approximately $0.1 million for the quarter ended June 30, 2001, compared with a loss of approximately $0.2 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, GEMB’s loss was $0.3 million, compared with a loss of $0.6 million for the six months ended June 30, 2000. The improved operating results for 2001 were due to an increase in loan origination fee income, partially offset by an increase in compensation and employee benefits.

Bankcard Division
        Bankcard income, net of other related expenses, was approximately $0.7 million for the quarter ended June 30, 2001, compared with approximately $0.1 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, Bankcard income was $0.8 million, compared with a loss of approximately $0.1 million for the six months ended June 30, 2000. This increase in income in 2001 was primarily due to the reversal of approximately $0.4 million in loss provisions upon the sale of the division in June 2001 and decreases in other related Bankcard expenses, partially offset by a decline in net bankcard revenues resulting from lower processing volumes.

        The financial results of the Bank’s merchant bankcard processing operations for the quarter and six-month periods ended June 30, 2001 and 2000 were as follows:

                                                          Quarter Ended                Six Months Ended
                                                             June 30,                      June 30,
                                                    ---------------------------   ---------------------------
                                                        2001           2000           2001           2000
                                                    ------------   ------------   ------------   ------------
                                                                     (Dollars in thousands)
         Bankcard revenues, net of
              processing expenses ...............   $      1,066   $      1,118   $      2,046   $      2,339
         (Recapture of) provision for losses ....           (315)           150           (240)           580
                                                    ------------   ------------   ------------   ------------
         Bankcard income, net ...................          1,381            968          2,286          1,759
         Other expenses .........................           (687)          (892)        (1,447)        (1,825)
                                                    ------------   ------------   ------------   ------------
         Income (loss) after other expenses .....   $        694   $         76   $        839   $        (66)
                                                    ============   ============   ============   ============

Changes in Financial Condition – First Bank of Beverly Hills

        Following are condensed statements of financial condition for FBBH as of June 30, 2001 and December 31, 2000:

                                                                          June 30,     December 31,
                                                                            2001           2000
                                                                        ------------   ------------
                                                                           (Dollars in thousands)
ASSETS:
Cash and cash equivalents ............................................  $     99,189   $      7,907
Mortgage-backed securities available for sale, at fair value .........        40,311         47,738
Loans, net ...........................................................       594,095        562,257
Real estate owned, net ...............................................           467            779
Receivables from loan servicers ......................................        11,837          3,089
Other assets .........................................................        23,904         27,142
                                                                        ------------   ------------
    Total assets .....................................................  $    769,803   $    648,912
                                                                        ============   ============

LIABILITIES:
Deposits .............................................................  $    549,816   $    435,073
FHLB advances ........................................................       139,000        132,000
Other liabilities ....................................................        15,393         19,861
                                                                        ------------   ------------
    Total liabilities ................................................  $    704,209   $    586,934

NET WORTH ............................................................        65,594         61,978
                                                                        ------------   ------------
    Total liabilities and net worth ..................................  $    769,803   $    648,912
                                                                        ============   ============

        Mortgage-Backed and Other Securities. The Bank’s portfolio of mortgage-backed and other securities available for sale decreased by approximately $7.4 million during the six months ended June 30, 2001. This decrease was primarily due to principal repayments of $14.1 million, partially offset by purchases of $6.3 million and an increase in unrealized holding gains of $0.4 million.

        Loans, net. The Bank’s portfolio of loans, net of discounts and allowances, increased by approximately $31.8 million during the six months ended June 30, 2001. The Bank has purchased approximately $150.1 million and originated an additional $30.4 million in loans during the current year to date. These increases were partially offset by approximately $113.9 million in principal repayments during the year, and by a sale of approximately $31.4 million of loans in June 2001.

        Receivables from Loan Servicers. The Bank’s receivables from loan servicers increased by approximately $8.7 million during the six months ended June 30, 2001. This increase was primarily due to principal repayments on loans occurring at quarter-end which were initially remitted to the servicers of such loans. The Bank collected the amounts due from the servicers at the beginning of the third quarter.

        Deposits. The Bank’s deposits increased by approximately $114.7 million during the six months ended June 30, 2001, primarily due to a significant increase in certificates of deposit. As market rates of interest continued to decline during the second quarter, the Bank increasingly utilized deposits with average maturities of two to three years as a source of funds to finance its loan acquisitions.

        FHLB Advances. The Bank's FHLB Advances increased by $13.0 million during the six months ended June 30, 2001, resulting from new borrowings of $20.0 million, partially offset by repayments of $7.0 million. These advances have maturities ranging from two to five years, which assists in reducing the Bank's sensitivity to market interest-rate fluctuations and enables the Bank to more closely match the maturities of its investments and borrowings. However, as discussed above, due to recent declines in interest rates the Bank utilized longer-term certificates of deposit, in lieu of FHLB Advances, to fund its second-quarter loan acquisitions.

Regulatory Capital Requirements

        Federally insured savings associations such as FBBH are required to maintain minimum levels of regulatory capital. Those standards generally are as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on a case-by-case basis. In connection with the year 2000 examination, the OTS indicated that the capital level of FBBH exceeds the minimum requirement for “well capitalized” status under provisions of the Prompt Corrective Action Regulation.

        The following table sets forth the regulatory capital ratios of the Bank at June 30, 2001.

Regulatory Capital Ratios

                                                                                                       To be Categorized
                                                                                                                as
                                                                                  Amount Required      "Well Capitalized"
                                                                                    For Capital           under Prompt
                                                                                     Adequacy           Corrective Action
                                                               Actual                Purposes              Provisions
                                                        ---------------------  ---------------------  ---------------------
                                                          Amount      Ratio      Amount      Ratio      Amount      Ratio
                                                        ----------  ---------  ----------  ---------  ----------  ---------
                                                                            (Dollars in thousands)
Total Capital to Risk-Weighted Assets (Risk-Based
   Capital)..........................................   $   67,649      13.6%  $   39,911     =>8.0%  $   49,888    =>10.0%
Tier 1 Capital to Risk-Weighted Assets...............       61,403      12.3%     Not Applicable          29,933    => 6.0%
Core Capital to Tangible Assets......................       61,403       8.0%      30,631     =>4.0%      38,239    => 5.0%
Tangible Capital to Tangible Assets..................       61,403       8.0%      11,487     =>1.5%     Not Applicable

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

        At June 30, 2001, the Bank’s cash balances totaled approximately $99.2 million, compared with $7.9 million at December 31, 2000. The increase in cash during 2001 was primarily due to an increase in certificates of deposit, repayments of loans and mortgage-backed securities, and sales of loans, partially offset by purchases and originations of new loans.

        At June 30, 2001, the Bank had approximately $510.5 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending June 30, 2002 and thereafter amounted to approximately $376.3 million and approximately $134.2 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. The Bank’s management is attempting to reduce exposure to changes in interest rates by increasing the amount of longer-term certificates of deposit and FHLB advance borrowings as a percentage of total borrowings, developing core deposits (which are less sensitive to interest rate changes), and purchasing and originating variable-rate loans.

        The Bank is required under applicable federal regulations to maintain specified levels of “liquid” investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which at least 1% must consist of short-term liquid assets. The Bank has complied with these requirements.

SPECIALTY SERVICING AND FINANCE OPERATIONS

        WFSG conducts its Specialty Servicing and Finance Operations through WFC, our wholly-owned investment subsidiary, and through WCC, our majority-owned servicing subsidiary which was formed pursuant to our June 10, 1999 reorganization. As the majority owner of WCC, the Company shares in 50.01% of WCC’s revenues and expenses. The remaining 49.99% interest in WCC’s operations is reflected as “Minority interest” in the Company’s consolidated statements of operations. In addition, certain of WFC’s and WCC’s activities are conducted with lenders who have participation interests in the assets that serve as collateral for the loans. The share of such activities held by these lenders is reflected as “Investor participation interest” in the Company’s consolidated statements of operations.

        The following table compares operating income (before taxes and minority and investor participation interests) of our Specialty Servicing and Finance Operations for the quarter and six-month periods ended June 30, 2001 and 2000 (dollars in thousands).

                                          WCC and WFC for the Quarter                WCC and WFC for the Six Months
                                                Ended June 30,                               Ended June 30,
                                  ------------------------------------------   ------------------------------------------
                                                                  Increase                                     Increase
                                      2001           2000        (Decrease)        2001           2000        (Decrease)
                                  ------------   ------------   ------------   ------------   ------------   ------------
Servicing income ...............  $      4,521   $      3,393   $      1,128   $      8,900   $      6,696   $      2,204
Interest income ................           791          1,243           (452)         2,145          2,671           (526)
Other income ...................           111            950           (839)         1,561          1,899           (338)
                                  ------------   ------------   ------------   ------------   ------------   ------------
     Total revenues ............         5,423          5,586           (163)        12,606         11,266          1,340
                                  ------------   ------------   ------------   ------------   ------------   ------------
Interest expense ...............           318            369            (51)           436            573           (137)
Recapture of loan losses .......           (15)            --            (15)           (15)            --             15)
Compensation expense ...........         3,771          3,280            491          7,431          6,893             38
Other expenses .................         2,356          1,919            437          4,114          4,168            (54)
                                  ------------   ------------   ------------   ------------   ------------   ------------
     Total expenses ............         6,430          5,568            862         11,966         11,634             32
                                  ------------   ------------   ------------   ------------   ------------   ------------
(Loss) income before taxes .....  $     (1,007)  $         18   $     (1,025)  $        640   $       (368)  $      1,008
                                  ============   ============   ============   ============   ============   ============

Servicing Income
        The components of servicing income in our Specialty Servicing and Finance operations are reflected in the following table:

                                                       Quarter Ended                Six Months Ended
                                                          June 30,                      June 30,
                                                 ---------------------------   ---------------------------
                                                     2001           2000           2001           2000
                                                 ------------   ------------   ------------   ------------
                                                                    (Dollars in thousands)
Servicing revenue .............................  $      5,687   $      2,580   $     10,007   $      5,188
Ancillary fees ................................         1,267            585          2,404          1,074
Amortization of mortgage servicing rights .....        (1,543)           (44)        (2,589)           (76)
Write-down of mortgage servicing rights .......          (795)            --           (795)            --
Custodial float ...............................           278            440            940            827
Curtailment expense ...........................          (310)          (168)        (1,067)          (317)
                                                 ------------   ------------   ------------   ------------
    Total servicing income ....................  $      4,521   $      3,393   $      8,900   $      6,696
                                                 ============   ============   ============   ============

        Servicing income for the quarter ended June 30, 2001 was approximately $4.5 million, compared with approximately $3.4 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, servicing income was $8.9 million, compared with approximately $6.7 million for the six months ended June 30, 2000. Gross servicing revenues and ancillary fees (primarily late charges and prepayment penalties) increased significantly from 2000 to 2001 due to the expansion of WCC’s servicing operations through several acquisitions of servicing portfolios. However, the decline in mortgage interest rates from June 2000 to June 2001 adversely impacted our servicing income in a number of ways.

        First, the drop in rates triggered a significant increase in prepayments on the underlying loans in our servicing portfolio, which in turn resulted in accelerated amortization of our mortgage servicing rights (MSRs). Amortization of MSRs was $1.5 million and $2.6 million, respectively, for the quarter and six-month periods ended June 30, 2001, compared with less than $0.1 million for the comparable 2000 periods (though a portion of the increase in amortization was attributable to the larger volume of our servicing portfolio). In addition, in June 2001 we wrote down our MSRs by an additional $0.8 million to their estimated market value. Further, as a result of underlying loan prepayments, we incurred an increase in the interest we are required to pay to securitization trusts (“curtailment interest expense”) under our servicing agreements. Despite these adverse effects of the drop in interest rates, we continue to earn positive yields on each of our MSR acquisitions.

        The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                              June 30,     December 31,
                                                2001           2000
                                            ------------   ------------
                                               (Dollars in thousands)
Single-family residential ................  $  2,465,920   $  1,909,761
Multi-family residential .................       134,816        163,511
Commercial real estate ...................       226,149        223,539
Consumer and other .......................        93,826        265,598
                                            ------------   ------------
     Total ...............................  $  2,920,711   $  2,562,409
                                            ============   ============

Interest Income and Interest Expense
        Interest income was approximately $0.8 million for the quarter ended June 30, 2001, compared with approximately $1.2 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, interest income was approximately $2.1 million, compared with approximately $2.7 million for the six months ended June 30, 2000. This decrease was primarily due to sales of mortgage-backed securities and loans in late 2000 and early 2001 to provide liquidity and pay down the related debt.

        Interest expense was approximately $0.3 million for the quarter ended June 30, 2001, compared with approximately $0.4 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, interest expense was approximately $0.4 million, compared with approximately $0.6 million for the six months ended June 30, 2000. These decreases were primarily due to the payoffs of borrowings with proceeds from the above-mentioned asset sales. However, during the quarter and six months ended June 30, 2001 our Specialty Servicing and Finance Operations incurred additional borrowings using certain debt facilities. The proceeds from such borrowings were deployed in acquisitions of interest-earning assets and servicing rights. It is anticipated that interest income and expense may increase in subsequent periods, as a result of additional acquisitions.

Other Income
        The components of other income in our Specialty Servicing and Finance operations are reflected in the following table:

                                                   Quarter Ended               Six Months Ended
                                                     June 30,                      June 30,
                                            ---------------------------   ---------------------------
                                                2001           2000           2001           2000
                                            ------------   ------------   ------------   ------------
                                                                  (Dollars in thousands)
         Other income:
         Real estate owned, net .........   $         50   $       (336)  $       (210)  $       (437)
         Gain on sale of loans ..........            306            539            792          1,484
         Loss on sale of securities .....           (262)            --           (262)            --
         Other, net .....................             17            747          1,241            852
                                            ------------   ------------   ------------   ------------
             Total other income .........   $        111   $        950   $      1,561   $      1,899
                                            ============   ============   ============   ============

        The decrease in other income for the quarter and six-month periods ended June 30, 2001 was primarily attributable to a decline in gains on sales of loans during the current year due to reduced sales activity, and a $0.3 million loss on sale of securities in the second quarter of 2001. Other, net decreased by $0.7 million in the second quarter of 2001 from the second quarter of 2000 primarily due to the receipt of a $0.5 million settlement in the second quarter of 2000 on a prior loan purchase. However, for the six months ended June 30, 2001, other, net increased over the comparable 2000 period due to a recovery of $0.8 million beyond our cost in certain assets purchased in the prior year.

Compensation Expense
        Compensation and employee benefits were approximately $3.8 million for the quarter ended June 30, 2001, compared with approximately $3.3 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, compensation and employee benefits were $7.4 million, compared with $6.9 million for the six months ended June 30, 2000. These increases during the current quarter and year to date are primarily due to higher salary expenses and contract labor costs over the prior year. Beginning in late 2000 and continuing into the current year, we have increased our hiring of personnel in our Specialty Servicing and Finance Operations, reflecting the growth in the size of our servicing business.

Other Expenses
        Other expenses in our Specialty Servicing and Finance Operations were approximately $2.4 million for the quarter ended June 30, 2001, compared with approximately $1.9 million for the quarter ended June 30, 2000. During the quarter, we incurred $1.0 million in legal expenses related to litigation that arose prior to our restructuring. Pursuant to an arbitration decision regarding our indemnification obligations, in May 2001 we advanced approximately $0.8 million in legal fees to two of the Company’s former executives, though we believe that a portion of such fees will be recoverable in future periods through our insurance carrier. For the six months ended June 30, 2001, other expenses were $4.1 million, compared with $4.2 million for the six months ended June 30, 2000. Excluding the increase in legal charges, our other operating expenses have declined by approximately $0.6 million during the current year to date. This decrease was due to declines in several expense categories, particularly professional services and data processing, reflecting our continuing efforts to reduce corporate overhead.

Changes in Financial Condition – Specialty Servicing and Finance Operations

        Following are condensed statements of financial condition for our Specialty Servicing and Finance Operations as of June 30, 2001 and December 31, 2000:

                                                                                      June 30,     December 31,
                                                                                        2001           2000
                                                                                    ------------   ------------
                                                                                       (Dollars in thousands)
ASSETS:
Cash and cash equivalents ........................................................  $        134   $      1,143
Mortgage-backed securities available for sale, at fair value .....................         3,770          6,400
Loans and discounted loans held for sale, net, at lower of cost or market ........        11,047         10,214
Real estate owned, net ...........................................................         1,665            991
Servicer advance receivables, net ................................................        16,139         19,062
Service fees receivable ..........................................................         2,743          2,199
Mortgage servicing rights, net ...................................................        13,086          4,544
Other assets (includes intercompany receivables) .................................        13,139         10,312
                                                                                    ------------   ------------
    Total assets .................................................................  $     61,723   $     54,865
                                                                                    ============   ============

LIABILITIES:
Short-term borrowings ............................................................  $      5,795   $      4,851
Long-term investment financing ...................................................         6,682          1,634
Other liabilities ................................................................        11,066          9,623
                                                                                    ------------   ------------
     Total liabilities ...........................................................        23,543         16,108

NET WORTH ........................................................................        38,180         38,757
                                                                                    ------------   ------------
     Total liabilities and net worth .............................................  $     61,723   $     54,865
                                                                                    ============   ============

        Mortgage-Backed Securities Available for Sale. WFC’s portfolio of mortgage-backed securities available for sale decreased by approximately $2.6 million during the six months ended June 30, 2001, due to the disposition of a security in April 2001. WFC sold approximately $1.5 million of loans underlying such securities, and retained an interest in real property comprising the remaining $1.1 million of the securitization. We are currently in negotiations to sell this property. We currently hold only those securities which are backed by loans in WCC’s servicing portfolio, as such investments provide operating leverage to our core business.

        Loans and Discounted Loans Held for Sale, Net, at Lower of Cost or Market. In our Specialty Servicing and Finance Operations, loans and discounted loans held for sale, net, at lower of cost or market increased by approximately $0.8 million during the six months ended June 30, 2001. This increase was primarily due to purchases of approximately $7.4 million of loans, partially offset by sales of approximately $5.8 million and loan resolutions occurring in the ordinary course of business.

        Real Estate Owned, net. Real estate owned, net increased by approximately $0.7 million during the six months ended June 30, 2001. The increase was primarily due to the acquisition of a property pursuant to the liquidation of a security described above, partially offset by sales of properties for proceeds of approximately $0.5 million.

        Servicer Advance Receivables, net. Servicer advance receivables, net decreased by approximately $2.9 million during the six months ended June 30, 2001. This decrease was primarily due to recoveries by WCC of scheduled principal and interest advances on loans previously made, partially offset by new advances made during the period.

        Mortgage servicing rights, net. Mortgage servicing rights, net (MSRs) increased by approximately $8.5 million during the six months ended June 30, 2001, primarily due to our purchases of $11.9 million in MSRs associated with new servicing portfolio acquisitions. However, as discussed previously, the decline in mortgage interest rates during the year has triggered an increase in prepayments of the underlying loans being serviced, which, in turn, resulted in accelerated amortization of our servicing rights. As a result, we recorded amortization of $2.6 million and a valuation write-down of MSRs of $0.8 million.

        Short-Term Borrowings and Long-Term Investment Financing. Short-term borrowings and long-term investment financing in our Specialty Servicing and Finance Operations increased by a total of $6.0 million during the six months ended June 30, 2001. This increase was primarily due to additional borrowings during the current year, to fund acquisitions of investments and mortgage servicing rights.

Liquidity and Capital Resources

        Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and make payments for general business purposes. Our sources of cash flow for our Specialty Servicing and Finance Operations include servicing revenue, whole loan and mortgage-backed securities sales, net interest income, lines of credit from commercial banks, and borrowings from institutional lenders. Liquidity in our Specialty Servicing and Finance Operations is actively managed on a daily basis and is periodically reviewed by our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company.

        At June 30, 2001, liquidity in our Specialty Servicing and Finance Operations (including cash and unused borrowings under our $12 million credit facility) totaled $8.5 million, compared with approximately $5.6 million at December 31, 2000. In addition, we have obtained a commitment for a new $10 million borrowing facility to support the acquisition of mortgage servicing rights. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet our needs. We continue to aggressively seek new capital partners and financing. There can be no assurance, however, that we will be able to obtain new capital or will have sufficient cash flows. In addition, as part of our business strategy to use bank and institutional co-investment financing, we intend to use our available capital in a manner which will not make us dependent on securitizations as a source of liquidity. As a result, we have no present intent to securitize loans as a source of liquidity.

        We no longer own subordinated mortgage-backed securities backed by loan pools originated or serviced by unaffiliated third parties, and currently hold subordinated mortgage-backed securities only where we act as servicer of the loan pools backing these securities. At June 30, 2001 we held $3.8 million of such mortgage-backed securities. The related short-term repurchase agreement which financed these securities was repaid in full in February 2001.

        Adequate credit facilities and other sources of funding are essential to the continuation of the Company’s ability to purchase servicing assets and pools of loans. The Company’s growth strategy is dependent in part on its ability to find credit facilities and equity partners for purchases of servicing assets and, to a lesser extent, loan pools. Such growth will depend largely on the Company’s ability to find and use capital partners for growth of our Specialty Servicing and Finance Operations. Otherwise, such growth could be significantly curtailed or delayed.

HOLDING COMPANY AND MISCELLANEOUS OPERATIONS

        Our Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to our Banking Operations or Specialty Servicing and Finance Operations, and also includes eliminations of intercompany accounts and transactions. In the second quarter of 2001, approximately $0.3 million in legal fees advanced to the Company’s former executives (discussed earlier) was allocated to the Holding Company. A primary source of liquidity includes payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has presently limited the amount of these payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company. In April 2001, the Bank remitted $2.0 million to the Company for a portion of prior years’ liabilities.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Quarterly Report on Form 10-Q which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include, but are not limited to, the condition of the real estate market, the availability and conditions of financing for loan pool acquisitions, mortgage-backed securities, mortgage loan servicing rights and other financial assets as well as interest rates. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved. In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

         The Asset and Liability Committees are authorized to utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swap agreements have been utilized to reduce our exposure caused by the narrowing of the interest spread between fixed rate loans held for investment and associated liabilities funding those loans caused by changes in market interest rates. The Bank had approximately $18.2 million notional principal amount in an interest rate swap agreement which was designated as a hedge of certain fixed rate loans in order to convert fixed rate income streams on loans to a variable rate. In April 2001, this swap agreement expired.

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

        The following table quantifies the potential changes in the Company’s net portfolio value at June 30, 2001, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

                                 Interest Rate Sensitivity of Net Portfolio Value

                                             Net Portfolio Value                   NPV as % of Assets
                                  ------------------------------------------   ---------------------------
                                    $ Amount       $ Change       % Change      NPV Ratio        Change
                                  ------------   ------------   ------------   ------------   ------------
        Change in Rates                              (Dollars in thousands)
      +300bp ..................         87,550         (9,772)           (10)%        10.92%        (68)bp
      +200bp ..................         93,722         (3,600)            (4)         11.48         (12)bp
      +100bp ..................         96,008         (1,314)            (1)         11.59          (1)bp
         0bp ..................         97,322             --             --          11.60             --
      -100bp ..................         96,099         (1,223)            (1)         11.32         (28)bp
      -200bp ..................         93,966         (3,356)            (3)         10.96         (64)bp
      -300bp ..................         91,541         (5,781)            (6)         10.57        (103)bp

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

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        The Company is a defendant in other legal actions arising from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability, if any, arising from such actions will not materially affect the Company’s consolidated results of operations or financial position.

Item 2. Changes in Securities.

         Not applicable.

Item 3. Defaults Upon Senior Securities.

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the period covered by this report.

Item 5. Other Information.

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.
11 Statement re Computation of Per Share Earnings

(b)	Reports on Form 8-K during the quarter ended June 30, 2001:
(i) Report on Form 8-K dated April 3, 2001, reporting the record date for the annual stockholders meeting.
(ii) Report on Form 8-K dated April 5, 2001, reporting the Company’s rejection of an acquisition proposal.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE FINANCIAL SERVICES GROUP INC.

Date: August 14, 2001

By:	/s/ STEPHEN P. GLENNON
Stephen P. Glennon
Chief Executive Officer

By:	/s/ BRUCE A. WEINSTEIN
Bruce A. Weinstein
Executive Vice President and
Chief Financial Officer

                                                                                                      Exhibit 11

                                                                     Quarter Ended               Six Months Ended
                                                                       June 30,                      June 30,
                                                              ---------------------------   ---------------------------
                                                                  2001           2000           2001           2000
                                                              ------------   ------------   ------------   ------------
                                                                        (Dollars in thousands, except share data)
Diluted net income per share:
    Net income ............................................   $      2,543   $      1,125   $      3,003   $      2,343
                                                              ------------   ------------   ------------   ------------

    Average number of shares outstanding ..................     20,079,125     20,035,458     20,063,239     20,035,458
    Net  effect  of  dilutive  stock  options  - based
      on treasury stock method ............................      1,348,367             --      1,100,362             --
                                                              ------------   ------------   ------------   ------------
        Total average shares ..............................     21,427,492     20,035,458     21,163,601     20,035,458
                                                              ============   ============   ============   ============
    Diluted net income per share ..........................   $       0.12   $       0.06   $       0.14   $       0.12
                                                              ============   ============   ============   ============