Form 10-Q
period 2001-09-30
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2001-11-06
CIK 1024321

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

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
Yes [ X ]        No [___]

Applicable only to corporate issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2001
Common Stock, par value $.01 per share	20,274,458 shares

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

           Item 1.   Interim Condensed Consolidated Financial Statements (Unaudited):

           Item 2.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.....................................................16

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk................28

PART II.   OTHER INFORMATION

           Item 1.   Legal Proceedings.........................................................30

           Item 2.   Changes in Securities.....................................................30

           Item 3.   Defaults Upon Senior Securities...........................................30

           Item 4.   Submission of Matters to a Vote of Security Holders.......................30

           Item 5.   Other Information.........................................................30

           Item 6.   Exhibits and Reports on Form 8-K..........................................30

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands)

                                                                                    September 30,   December 31,
                                                                                         2001           2000
                                             ASSETS                                --------------  -------------

Cash and cash equivalents .......................................................   $     57,463   $      9,516
Mortgage-backed securities available for sale, at fair value ....................         36,025         54,138
Loans, net of allowance for loan losses of $8,622 and $10,614 ...................        555,659        561,876
Loans and discounted loans held for sale, net, at lower of cost or market .......         16,375         10,214
Stock in Federal Home Loan Bank of San Francisco, at cost .......................          7,838          6,615
Real estate owned, net ..........................................................            840          1,770
Leasehold improvements and equipment, net .......................................          3,472          4,064
Accrued interest receivable .....................................................          4,151          4,133
Servicer advance receivables, net ...............................................         17,525         19,063
Service fees receivable .........................................................          3,110          2,198
Mortgage servicing rights .......................................................         10,169          4,544
Receivables from loan servicers .................................................          2,596          3,161
Prepaid expenses and other assets ...............................................         16,351         14,272
                                                                                    ------------   ------------
TOTAL ...........................................................................   $    731,574   $    695,564
                                                                                    ============   ============

      LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
      Noninterest-bearing deposits ..............................................   $      2,862   $     10,663
      Interest-bearing deposits .................................................        440,038        424,410
      Short-term borrowings .....................................................          3,330          9,123
      FHLB advances .............................................................        139,000        132,000
      Long-term borrowings ......................................................         16,494          1,634
      Accounts payable and other liabilities ....................................         22,332         21,230
      Minority interest .........................................................          9,989          9,909
      Investor participation liability ..........................................            499             --
                                                                                    ------------   ------------
         Total liabilities ......................................................        634,544        608,969
                                                                                    ------------   ------------

Commitments and Contingencies (see Note 2)

Stockholders' Equity:
      Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares
         outstanding ............................................................             --             --
      Common stock, $0.01 par value; 24,035,458 and 20,035,458 shares
         authorized; 20,224,458 and 20,035,458 shares issued and outstanding.....        100,458         96,516
      Retained deficit ..........................................................         (4,759)       (10,670)
      Accumulated other comprehensive income, net ...............................          1,331            749
                                                                                    ------------   ------------
         Total stockholders' equity .............................................         97,030         86,595
                                                                                    ------------   ------------
TOTAL ...........................................................................   $    731,574   $    695,564
                                                                                    ============   ============

See notes to interim consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per-share data)

                                                                          Quarter Ended              Nine Months Ended
                                                                           September 30,               September 30,
                                                                    --------------------------   --------------------------
                                                                        2001          2000           2001          2000
                                                                    ------------  ------------   ------------  ------------
INTEREST INCOME:
    Loans ......................................................... $     13,603  $     12,967   $     39,841  $     36,299
    Mortgage-backed securities ....................................        1,119           936          2,980         3,132
    Securities and federal funds sold .............................          813           388          1,996         1,416
                                                                    ------------  ------------   ------------  ------------
        Total interest income .....................................       15,535        14,291         44,817        40,847
                                                                    ------------  ------------   ------------  ------------
INTEREST EXPENSE:
    Deposits ......................................................        6,580         6,813         19,915        18,640
    Borrowings ....................................................        2,725         2,508          7,902         7,022
                                                                    ------------  ------------   ------------  ------------
        Total interest expense ....................................        9,305         9,321         27,817        25,662
                                                                    ------------  ------------   ------------  ------------
NET INTEREST INCOME ...............................................        6,230         4,970         17,000        15,185
RECAPTURE OF ESTIMATED LOSSES ON LOANS ............................       (2,082)       (1,131)        (1,797)       (4,227)
                                                                    ------------  ------------   ------------  ------------
NET INTEREST INCOME AFTER RECAPTURE OF ESTIMATED LOSSES ON LOANS ..        8,312         6,101         18,797        19,412
                                                                    ------------  ------------   ------------  ------------
OTHER INCOME:
    Servicing income ..............................................        5,225         2,788         13,268         8,665
    Real estate owned, net ........................................           85            23            (92)          202
    Bankcard income, net ..........................................           --         1,209          2,286         2,968
    Gain on sale of loans .........................................           14            --          1,518         1,244
    Loss on sale of securities ....................................           --          (452)          (262)         (452)
    Loan fees and charges .........................................            6           833          2,052         2,241
    Gain on sale of Bankcard operations ...........................           --            --          4,997            --
    Other, net ....................................................          813         3,000          1,850         4,086
                                                                    ------------  ------------   ------------  ------------
        Total other income ........................................        6,143         7,401         25,617        18,954
                                                                    ------------  ------------   ------------  ------------
OTHER EXPENSES:
    Compensation and employee benefits ............................        5,094         5,812         19,396        17,657
    Professional services .........................................        1,391         1,104          4,546         3,475
    Occupancy .....................................................          478           558          1,523         1,859
    FDIC insurance premiums .......................................          170           240            587           658
    Corporate travel and development ..............................          101           268            346           850
    Depreciation ..................................................          436         1,181          1,355         2,246
    Amortization ..................................................          122           666            515           817
    Other general and administrative expenses .....................        1,533         1,435          5,222         4,914
                                                                    ------------  ------------   ------------  ------------
        Total other expenses ......................................        9,325        11,264         33,490        32,476
                                                                    ------------  ------------   ------------  ------------
INCOME BEFORE INVESTOR PARTICIPATION AND MINORITY INTEREST,
 INCOME TAXES AND EXTRAORDINARY ITEM                                       5,130         2,238         10,924         5,890
Investor participation interest ...................................         (173)           --           (882)           --
Minority interest .................................................          (94)          614            (80)        1,210
                                                                    ------------  ------------   ------------  ------------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM..................        4,863         2,852          9,962         7,100
INCOME TAX PROVISION ..............................................        1,955         1,238          4,051         3,143
                                                                    ------------  ------------   ------------  ------------
INCOME BEFORE EXTRAORDINARY ITEM ..................................        2,908         1,614          5,911         3,957
EXTRAORDINARY ITEM, NET OF TAX ....................................           --           239             --           239
                                                                    ------------  ------------   ------------  ------------
NET INCOME ........................................................ $      2,908  $      1,853   $      5,911  $      4,196
                                                                    ============  ============   ============  ============

See notes to interim consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per-share data)

                                                                   Quarter Ended                   Nine Months Ended
                                                                    September 30,                    September 30,
                                                          -------------------------------   -------------------------------
                                                               2001             2000             2001              2000
                                                          --------------   --------------   --------------   --------------
Earnings per share:
   Basic:
       Income before extraordinary item ................  $         0.14   $         0.08   $         0.29   $         0.20
       Extraordinary item, net of tax ..................              --             0.01               --             0.01
                                                          --------------   --------------   --------------   --------------
       Net income ......................................  $         0.14   $         0.09   $         0.29   $         0.21
                                                          ==============   ==============   ==============   ==============
   Diluted:
       Income before extraordinary item ................  $         0.14   $         0.08   $         0.28   $         0.20
       Extraordinary item, net of tax ..................              --             0.01               --             0.01
                                                          --------------   --------------   --------------   --------------
       Net income ......................................  $         0.14   $         0.09   $         0.28   $         0.21
                                                          ==============   ==============   ==============   ==============

Weighted average shares outstanding - basic ............      20,166,009       20,035,458       20,097,872       20,035,458
Weighted average shares outstanding - diluted ..........      21,174,107       20,035,458       21,166,751       20,035,458

See notes to interim consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

                                                                                                  Accumulated
                                          Preferred Stock       Common Stock                      Other
                                            ----------------- ----------------------  Retained   Comprehensive
                                             Shares   Amount    Shares      Amount     Deficit    Income, Net    Total
                                            -------- -------- ----------- ---------- ----------- ------------- ----------
BALANCE, January 1, 2001...................       -  $     -   20,035,458  $  96,516  $ (10,670)  $        749  $  86,595
  Comprehensive income:
    Net income.............................                                               5,911                     5,911
    Unrealized holding gains on
      available for sale securities - net
    of deferred  tax liability of $447...                                                                582        582
                                                                                                               ----------
  Total comprehensive income...............                                                                         6,493
  Exercise of stock options................                       189,000        196                                  196
  Tax effect from utilization of
    pre-reorganizational Net Operating
  Losses (Note 3)........................                                    3,746                                3,746
                                            -------- -------- ----------- ---------- ----------- ------------- ----------
BALANCE, September 30, 2001................       -  $     -   20,224,458  $ 100,458  $  (4,759)  $      1,331  $  97,030
                                            ======== ======== =========== ========== =========== ============= ==========

See notes to interim consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                ---------------------------
                                                                                    2001           2000
                                                                                ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...............................................................  $      5,911   $      4,196
    Adjustments to reconcile net income to net cash provided by operating activities:
         Recapture of estimated losses on loans ..............................        (1,797)        (4,227)
         Provision for losses on real estate owned ...........................            15             68
         Valuation write-down of mortgage servicing rights ...................           795             --
         Depreciation and amortization .......................................         1,870          3,063
         Loss (gain) on sale of real estate owned ............................            62           (446)
         Loss on disposal of equipment .......................................            44              6
         Purchase of loans held for sale .....................................       (14,825)        (5,158)
         Proceeds from sale of loans held for sale ...........................         6,893         17,446
         Gain on sale of loans ...............................................        (1,518)        (1,244)
         Loss on sale of securities ..........................................           262            452
         Gain on sale of mortgage servicing rights ...........................          (414)            --
         Amortization of discounts and deferred fees .........................           507          1,256
         Amortization of mortgage servicing rights ...........................         4,532            125
         Tax effect from utilization of net operating loss carryforward ......         3,746          3,074
         Federal Home Loan Bank stock dividends ..............................          (110)          (282)
         Minority interest ...................................................            80         (1,210)
         Change in:
            Servicer advance receivables .....................................         1,538          7,698
            Service fees receivable ..........................................          (912)          (930)
            Accrued interest receivable ......................................           (18)          (282)
            Receivables from loan servicers ..................................           565         (1,295)
            Prepaid expenses and other assets ................................        (2,446)        (8,708)
            Accounts payable and other liabilities ...........................           329         (9,566)
            Investor participation liability .................................           499             --
                                                                                ------------   ------------
               Net cash provided by operating activities .....................         5,608          4,036
                                                                                ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of loans ...................................................      (150,137)      (155,384)
         Loan repayments .....................................................       179,636         68,397
         Loan originations ...................................................       (50,800)       (40,302)
         Proceeds from sale of loans .........................................        32,101         12,872
         Purchase of mortgage-backed securities available for sale ...........        (6,343)        (9,919)
         Proceeds on sale of mortgage-backed securities available for sale ...         1,271          3,784
         Repayments of mortgage-backed securities available for sale .........        22,545         15,394
         Repayments of mortgage-backed securities held to maturity ...........            --          2,744
         Purchase of real estate owned .......................................            --           (244)
         Proceeds from sale of real estate owned .............................         2,582         10,932
         Purchase of FHLB stock ..............................................        (1,113)        (1,426)
         Proceeds from redemption of FHLB stock ..............................            --            776
         Purchases of leasehold improvements and equipment ...................        (1,081)        (1,758)
         Proceeds from sale of leasehold improvements and equipment ..........           126            172
         Purchase of mortgage servicing rights ...............................       (11,745)          (265)
         Proceeds from sale of mortgage servicing rights .....................         1,207             --
                                                                                ------------   ------------
               Net cash provided by (used in) investing activities ...........        18,249        (94,227)
                                                                                ------------   ------------

See notes to interim consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                ---------------------------
                                                                                    2001           2000
                                                                                ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net increase in deposits ............................................  $      7,827   $     29,587
         Proceeds from FHLB advances .........................................        20,000         63,000
         Repayments of FHLB advances .........................................       (13,000)       (16,000)
         Proceeds from short-term borrowings .................................        26,160         81,800
         Repayments of short-term borrowings .................................       (31,953)       (92,224)
         Proceeds from long-term financing ...................................        19,189             --
         Repayment of long-term financing ....................................        (4,329)            --
         Repayment of note payable to WREI ...................................            --         (5,275)
         Issuance of common stock pursuant to exercise of stock options ......           196             --
                                                                                ------------   ------------
               Net cash provided by financing activities .....................        24,090         60,888
                                                                                ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................        47,947        (29,303)
CASH AND CASH EQUIVALENTS:
         Beginning of period .................................................         9,516         54,168
                                                                                ------------   ------------
         End of period .......................................................  $     57,463   $     24,865
                                                                                ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--Cash paid for:
         Interest ............................................................  $     23,554   $     25,277
         Income taxes ........................................................           625            875
NONCASH INVESTING ACTIVITIES:
         Additions to real estate owned acquired in settlement of loans ......         1,645          1,954

See notes to interim consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data and where noted)

1. BASIS OF PRESENTATION

        The accompanying interim consolidated financial statements of Wilshire Financial Services Group Inc. and Subsidiaries ("WFSG" or the "Company") are unaudited and should be read in conjunction with the 2000 Annual Report on Form 10-K. A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the 2000 Annual Report on Form 10-K.

        In the opinion of management, all adjustments, other than the adjustments described below, generally comprised of normal recurring accruals necessary for fair presentation of the interim condensed consolidated financial statements, have been included, and all material intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Certain reclassifications of 2000 amounts were made in order to conform to the 2001 presentation, none of which affect previously reported net income.

2. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

        At September 30, 2001, the Company's banking subsidiary, First Bank of Beverly Hills, F.S.B. ("FBBH" or the "Bank"), had outstanding commitments to fund $19.8 million in new mortgage loans.

        The Company may be liable under an indemnification agreement for additional criminal and civil defense costs on behalf of some of its former executives. Through September 2001, pursuant to this agreement and as a result of an arbitration decision, the Company has advanced approximately $1.8 million in legal fees to the former executives. The Company believes that a portion of such costs will be recoverable through its insurance carrier.

        In connection with the transfer of the Company's minority ownership interest in Wilshire Credit Corporation ("WCC") to Capital Consultants, LLC ("CCL") as part of its June 1999 restructuring (described in Note 7), the Company provided to CCL a contingent Liquidation Bond in the form of a non-interest bearing obligation to pay CCL, in the event of any liquidation or dissolution of WCC, $19.3 million less any distributions that CCL receives from its minority ownership interest in WCC. WCC is obligated to keep the bond collateralized with assets of WCC or the Company having a fair market value equal to such bond and, to the extent that it does not do so, the Company may be responsible for the deficiency. A receiver has been appointed for CCL in Securities and Exchange Commission v. Capital Consultants, LLC, et al., U.S. District Court for the District of Oregon, Case No. CV 00-1290 KI, and now holds this Liquidation Bond and controls the minority ownership interest in WCC on behalf of CCL's investors.

        In addition, the holder of the minority ownership interest in WCC is entitled to convert its interest into WCC's voting Class A common stock. The holder also may convert its interest into the Company's common stock or, under certain circumstances, be paid $19.3 million less any prior distributions received from the minority interest at any time upon a merger of the Company into a third party, the sale of substantially all assets of the Company to a third party, or the purchase of substantially all the stock of the Company by a single third party. Upon the conversion into WCC Class A common stock or into the Company's common stock or payment of the $19.3 million, the Liquidation Bond is cancelled. The formula for the conversion into the Company's common stock permits the holder of the minority interest in WCC to convert such interest into the number of shares of the common stock of the Company approximately equal to:

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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

        Although the Company has net operating loss carryforwards and deductible temporary differences available to offset income earned during the nine months ended September 30, 2001, the Company recorded income tax expense of $4.1 million. There are two components to the income tax provision: current taxes of approximately $0.5 million and deferred taxes of approximately $3.6 million. The current tax provision results from excess inclusion income earned on certain residual interests in REMICs which cannot be offset by tax losses, and is therefore a cash cost to the Company. This excess inclusion income increases the available net operating loss carryforward that may be utilized in future periods. Deferred taxes are discussed below.

        Deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts. They are attributable to carryforwards, such as net operating losses, capital losses, and temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. The deferred component of the tax provision resulted in a decrease in the amount of deferred tax assets during the nine months ended September 30, 2001.

        The Company established a valuation allowance against the net deferred tax asset at its restructuring date (June 10, 1999) as there was not presumptive evidence at that time that it was more likely than not that the deferred tax asset would be realized. The Company is currently evaluating the valuation allowance in light of current operating results. As these pre-reorganization tax benefits are realized from reductions in the valuation allowance, the tax effect is recorded as an increase to stockholders' equity in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), and not as a tax benefit in the statement of operations. The maximum pre-reorganization tax benefit available to the Company at September 30, 2001 was approximately $67.6 million. This amount reflects a reduction for cancellation of indebtedness income that was excluded from taxable income in 1999.

        The Company had previously reported that its net operating loss and capital loss carryforwards, generated in the pre-reorganization period, were subject to an annual limitation pursuant to Internal Revenue Code ("I.R.C.") Section 382. The limitation would have limited the amount of net operating loss or capital loss carryforward that could offset current taxable income. Subsequently, the Company has determined pursuant to I.R.C. Section 382(l)(5), also known as the "bankruptcy exception", that it qualifies for an exemption from the annual limitation. Consequently, the Company is not limited in the annual utilization of its net operating loss and capital loss carryforwards. In addition, there is no limitation on the Company's ability to utilize deductible temporary differences.

        WCC currently has net operating loss carryforwards of approximately $5.1 million that may be available to offset taxable income. WCC's net operating loss carryforwards are not subject to any annual limitation.

4. SIGNIFICANT TRANSACTIONS

        In August 2001, the Company's Specialty Servicing and Finance Operations purchased approximately 600 loans totaling $10.5 million in aggregate principal balances from HomEq Servicing Corporation. The transfer of these loans was completed in October 2001.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

5. PER SHARE DATA

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potential dilutive stock options outstanding during the period. The computation of basic earnings per share and diluted earnings per share is as follows:

                                                                Quarter Ended               Nine Months Ended
                                                                September 30,                 September 30,
                                                         ---------------------------   ---------------------------
                                                             2001           2000           2001           2000
                                                         ------------   ------------   ------------   ------------
Net income ...........................................   $      2,908   $    1,853     $      5,911   $      4,196
                                                         ============   ============   ============   ============

Weighted average number of common shares
   outstanding - basic................................     20,166,009     20,035,458     20,097,872     20,035,458
Net effect of dilutive stock options - based on
   treasury stock method..............................      1,008,098             --      1,068,879             --
                                                         ------------   ------------   ------------   ------------
Weighted average number of common shares
   outstanding - diluted..............................     21,174,107     20,035,458     21,166,751     20,035,458
                                                         ============   ============   ============   ============
Net income per share - basic..........................   $       0.14   $       0.09   $       0.29   $       0.21
                                                         ============   ============   ============   ============
Net income per share - diluted........................   $       0.14   $       0.09   $       0.28   $       0.21
                                                         ============   ============   ============   ============

6. OPERATING SEGMENTS

        The Company's reportable operating segments, as defined by the Company's management, consist of its Banking operations and Specialty Servicing and Finance operations. The operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

o	Banking Operations—Through FBBH, the Company conducts a retail and wholesale banking business focused primarily on specialty-niche products, including small-balance commercial and multi-family real estate lending. The primary source of liquidity for the Bank’s acquisitions and originations is wholesale certificates of deposit, retail deposits, FHLB advances, and, to a lesser extent, short-term credit facilities. The Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision (“OTS”). At September 30, 2001, FBBH had total assets of approximately $667.1 million.

o	Specialty Servicing and Finance Operations—Through its majority-owned subsidiary, Wilshire Credit Corporation (“WCC”), the Company conducts a full-service mortgage and consumer loan servicing business, specializing in the servicing of labor-intensive mortgage pools requiring expertise in loss mitigation and/or investor reporting. Through the Company’s wholly-owned subsidiary, Wilshire Funding Corporation (“WFC”), the Company conducts an investment and co-investment business with institutional investors where such investments (1) align the Company’s interests with those of such institutional investors and (2) provide operating leverage for the servicing operations of WCC. Together, WCC and WFC are referred to as “Specialty Servicing and Finance Operations”. As of September 30, 2001, the Company’s Specialty Servicing and Finance Operations serviced approximately $3.4 billion principal balance of residential and commercial mortgage pools for approximately 800 individual and institutional investors and government agencies. The Company’s Specialty Servicing and Finance Operations’ funding sources consist primarily of internal liquidity, commercial bank financing, institutional lenders and co-investors under debt service repayment terms which generally parallel the schedule of anticipated cash flows of the underlying collateral.

o	Holding Company and Miscellaneous Operations—The Company’s Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the aforementioned business segments, and includes eliminations of intercompany accounts and transactions. Primary sources of liquidity include funds available from the Company’s wholly-owned non-Bank subsidiaries and payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has presently limited the amount of these payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        Segment data for the quarters ended September 30, 2001 and 2000 are as follows:

                                                                          Three Months Ended September 30, 2001
                                                                ---------------------------------------------------------
                                                                                                Holding
                                                                                Specialty       Company
                                                                                Servicing         And
                                                                                   and        Miscellaneous
                                                                  Banking        Finance       Operations       Total
                                                                ------------   ------------   ------------   ------------
  Interest income ...........................................   $     13,464   $      1,935   $        136   $     15,535
  Interest expense ..........................................          8,857            480            (32)         9,305
                                                                ------------   ------------   ------------   ------------
  Net interest income .......................................          4,607          1,455            168          6,230
  Recapture of loan losses ..................................         (2,030)           (52)            --         (2,082)
                                                                ------------   ------------   ------------   ------------
  Net interest income after recapture of loan losses ........          6,637          1,507            168          8,312
  Other income ..............................................            664          5,600           (121)         6,143
  Other expense .............................................          2,262          6,010          1,053          9,325
                                                                ------------   ------------   ------------   ------------
  Income (loss) before investor participation and
    minority interest and taxes .............................          5,039          1,097         (1,006)         5,130
  Investor participation interest ...........................             --           (173)            --           (173)
  Minority interest .........................................             --             --            (94)           (94)
                                                                ------------   ------------   ------------   ------------
  Income (loss) before taxes ................................          5,039            924         (1,100)         4,863
  Income tax provision (benefit) ............................          2,257             --           (302)         1,955
                                                                ------------   ------------   ------------   ------------
  Net income (loss) .........................................   $      2,782   $        924   $       (798)  $      2,908
                                                                ============   ============   ============   ============
  Total assets ..............................................   $    667,081   $     69,030   $     (4,537)  $    731,574
                                                                ============   ============   ============   ============

                                                                          Three Months Ended September 30, 2000
                                                                ---------------------------------------------------------
                                                                                                Holding
                                                                                Specialty       Company
                                                                                Servicing         And
                                                                                   and        Miscellaneous
                                                                  Banking        Finance       Operations       Total
                                                                ------------   ------------   ------------   ------------
     Interest income ........................................   $     13,455   $        990   $       (154)  $     14,291
     Interest expense .......................................          8,953            371             (3)         9,321
                                                                ------------   ------------   ------------   ------------
     Net interest income (expense) ..........................          4,502            619           (151)         4,970
     (Recapture of) provision for loan losses ...............         (2,800)         1,669             --         (1,131)
                                                                ------------   ------------   ------------   ------------
     Net interest income (expense) after (recapture of)
        provision for loan losses ...........................          7,302         (1,050)          (151)         6,101
     Other income ...........................................          1,780          3,566          2,055          7,401
     Other expense ..........................................          7,156          5,946         (1,838)        11,264
                                                                ------------   ------------   ------------   ------------
     Income (loss) before minority interest, taxes and
       extraordinary item ...................................          1,926         (3,430)         3,742          2,238
     Minority interest ......................................             --             --            614            614
                                                                ------------   ------------   ------------   ------------
     Income (loss) before taxes and extraordinary item ......          1,926         (3,430)         4,356          2,852
     Income tax provision ...................................            828             --            410          1,238
                                                                ------------   ------------   ------------   ------------
     Income (loss) before extraordinary item ................          1,098         (3,430)         3,946          1,614
     Extraordinary item .....................................             --             --            239            239
                                                                ------------   ------------   ------------   ------------
     Net income (loss) ......................................   $      1,098   $     (3,430)  $      4,185   $      1,853
                                                                ============   ============   ============   ============
     Total assets ...........................................   $    665,413   $     51,777   $     (5,292)  $    711,898
                                                                ============   ============   ============   ============

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        Segment data for the nine months ended September 30, 2001 and 2000 are as follows:

                                                                          Nine Months Ended September 30, 2001
                                                                ---------------------------------------------------------
                                                                                                Holding
                                                                                Specialty       Company
                                                                                Servicing         and
                                                                                   and        Miscellaneous
                                                                  Banking        Finance       Operations       Total
                                                                ------------   ------------   ------------   ------------
  Interest income ...........................................   $     40,487   $      4,080   $        250   $     44,817
  Interest expense ..........................................         26,977            916            (76)        27,817
                                                                ------------   ------------   ------------   ------------
  Net interest income .......................................         13,510          3,164            326         17,000
  Recapture of loan losses ..................................         (1,730)           (67)            --         (1,797)
                                                                ------------   ------------   ------------   ------------
  Net interest income after recapture of loan losses ........         15,240          3,231            326         18,797
  Other income ..............................................          9,060         16,061            496         25,617
  Other expense .............................................         13,362         17,555          2,573         33,490
                                                                ------------   ------------   ------------   ------------
  Income (loss) before investor participation and minority
     interest and taxes .....................................         10,938          1,737         (1,751)        10,924
  Investor participation interest ...........................             --           (882)            --           (882)
  Minority interest .........................................             --             --            (80)           (80)
                                                                ------------   ------------   ------------   ------------
  Income (loss) before taxes ................................         10,938            855         (1,831)         9,962
  Income tax provision (benefit) ............................          4,794             --           (743)         4,051
                                                                ------------   ------------   ------------   ------------
  Net income (loss) .........................................   $      6,144   $        855   $     (1,088)  $      5,911
                                                                ============   ============   ============   ============
  Total assets ..............................................   $    667,081   $     69,030   $     (4,537)  $    731,574
                                                                ============   ============   ============   ============

                                                                          Nine Months Ended September 30, 2000
                                                                ---------------------------------------------------------
                                                                                                Holding
                                                                                Specialty       Company
                                                                                Servicing         and
                                                                                   and        Miscellaneous
                                                                  Banking        Finance       Operations       Total
                                                                ------------   ------------   ------------   ------------
  Interest income ...........................................   $     37,370   $      3,661   $       (184)  $     40,847
  Interest expense ..........................................         24,375            944            343         25,662
                                                                ------------   ------------   ------------   ------------
  Net interest income (expense) .............................         12,995          2,717           (527)        15,185
  (Recapture of) provision for loan losses ..................         (6,000)         1,669            104         (4,227)
                                                                ------------   ------------   ------------   ------------
  Net interest income (expense) after (recapture of)
     provision for loan losses ..............................         18,995          1,048           (631)        19,412
  Other income ..............................................          4,891         12,160          1,903         18,954
  Other expense .............................................         16,227         17,006           (757)        32,476
                                                                ------------   ------------   ------------   ------------
  Income (loss) before minority interest, taxes and
    extraordinary item ......................................          7,659         (3,798)         2,029          5,890
  Minority interest .........................................             --             --          1,210          1,210
                                                                ------------   ------------   ------------   ------------
  Income (loss) before taxes and extraordinary item .........          7,659         (3,798)         3,239          7,100
  Income tax provision (benefit) ............................          3,293             --           (150)         3,143
                                                                ------------   ------------   ------------   ------------
  Income (loss) before extraordinary item ...................          4,366         (3,798)         3,389          3,957
  Extraordinary item ........................................             --             --            239            239
                                                                ------------   ------------   ------------   ------------
  Net income (loss) .........................................   $      4,366   $     (3,798)  $      3,628   $      4,196
                                                                ============   ============   ============   ============
  Total assets ..............................................   $    665,413   $     51,777   $     (5,292)  $    711,898
                                                                ============   ============   ============   ============

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

7. LEGAL MATTERS

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

        The receiver and a number of CCL's clients ("CCL Investors") have filed lawsuits in the U.S. District Court for the District of Oregon against CCL, some of its former executives, the Company, WCC and the Bank and some of their executives, and a number of other corporations and pension trust trustees. Some of the defendants in these cases, in turn, have filed lawsuits against others. The Company has been named as a defendant in the following cases which were filed on the dates indicated:

Schultz v. Kirkland, et al, U.S. District Court Case No. CV 00-1377 KI (October 10, 2000)
Miller v. Clinton, et al, U.S. District Court Case No. CV 00-1317 HA (September 26, 2000)
Eidem and Malcolm v. Trustees, et al, U.S. District Court Case No. CV 00-1446 HE (October 26, 2000)
Hazzard, et al. v. Trustees, et al, U.S. District Court Case No. CV 00-1338 HU (September 29, 2000)
Madole v. Capital Consultants, LLC, et al, U.S. District Court Case No. CV 00-1660 AS (December 1, 2000)
Chilia, et al. v. Capital Consultants, LLC, U.S. District Court Case No. CV 00-1633-JE (November 29, 2000)
American Funeral & Cemetery Trust Services, et al. v. Capital Consultants, LLC, et al., U.S. District Court Case No. CV 01-609-HU (May 4, 2001)
Dyer, et al. v. Grayson, et al., U.S. District Court Case No. CV 01-1496-JO (October 9, 2001)

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

        The District Court of Oregon appointed a mediator to supervise a limited discovery procedure in most of the above cases and to determine if the claims can be resolved by settlement. The Company is participating in the mediation process. The parties to this process are under a confidentiality order prohibiting any disclosure of the status of any settlement discussions.

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
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

8. NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. The Company does not believe that the adoption of SFAS No. 143 will have a material impact on its financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This pronouncement supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for the disposal of a segment of a business. The Company is currently evaluating the impact that the adoption of SFAS No. 144 may have on its financial position and results of operations.

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

        Wilshire Financial Services Group Inc., a financial services company, conducts (1) community banking operations (referred to herein as our "Banking Operations") through our wholly-owned subsidiary, First Bank of Beverly Hills, F.S.B. ("FBBH" or the "Bank"); and (2) specialized mortgage loan servicing and investment operations through our subsidiaries, Wilshire Credit Corporation ("WCC") and Wilshire Funding Corporation ("WFC"). Together, WCC and WFC are referred to as our "Specialty Servicing and Finance Operations." WFSG's administrative, investment and loan servicing headquarters are located in Portland, Oregon. The Bank is headquartered in Calabasas, California and conducts its branch banking activities in Beverly Hills, California.

RESULTS OF OPERATIONS--QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000

        Our consolidated net income was approximately $2.9 million for the quarter ended September 30, 2001, compared with $1.9 million for the quarter ended September 30, 2000. This increase in net income was primarily due to a decrease in other expenses of $1.9 million, an increase in net interest income of $1.3 million, and an increase in recaptures of loan loss provisions of $0.9 million. Partially offsetting these increases was a $1.3 million decline in other income. While our servicing income has grown significantly over the prior year, our total other income for the third quarter of 2000 included $1.2 million in Bankcard income (this division was sold in the second quarter of 2001) and other income related to the settlement of litigation with our former affiliate, Wilshire Real Estate Investment Inc. (now known as Fog Cutter Capital Group Inc.), and two of its executives. Our results continue to be impacted by litigation that arose from events prior to our restructuring. During the quarter ended September 30, 2001, we incurred approximately $1.0 million in legal expenses related to such litigation. These expenses consisted primarily of fees that we advanced to two of the Company's former executives for their criminal and civil defenses (see Notes 2 and 7 to the interim consolidated financial statements). A portion of these advances may be recoverable through insurance.

        For the nine months ended September 30, 2001, our consolidated net income was approximately $5.9 million, compared with $4.2 million for the nine months ended September 30, 2000. This increase in net income was primarily due to a pre-tax gain of $5.0 million on the sale of the Bank's bankcard processing division in June 2001, an increase of $4.6 million in servicing income, and an increase in net interest income of $1.8 million. During the current year, we have incurred approximately $2.0 million in legal expenses related to litigation that arose from events prior to our restructuring (described above), including $1.8 million of costs that we advanced to two of the Company's former executives. A portion of these advances may be recoverable through insurance. These legal expenses contributed to a $1.0 million increase in other expenses, which partially offset the gains described above. Also offsetting our increases in revenue was a decrease in recaptures of loan loss provisions from $4.2 million for the nine months ended September 30, 2000 to $1.8 million for the nine months ended September 30, 2001, and a decrease in miscellaneous income due to the prior year gain from litigation settlement described above.

        Following is a discussion of the operating results of the Company's two discrete businesses: our Banking Operations and our Specialty Servicing and Finance Operations.

FIRST BANK OF BEVERLY HILLS, F.S.B.

        The following tables compare operating income (before taxes) for FBBH for the quarter and nine-month periods ended September 30, 2001 and 2000 (dollars in thousands):

                                             Quarter Ended September 30,          Nine Months Ended September 30,
                                         ------------------------------------   ------------------------------------
                                                                    Increase                               Increase
                                            2001         2000      (Decrease)      2001         2000      (Decrease)
                                         ----------   ----------   ----------   ----------   ----------   ----------
Interest income ......................   $   13,464   $   13,455   $        9   $   40,487   $   37,370   $    3,117
Interest expense .....................        8,857        8,953          (96)      26,977       24,375        2,602
                                         ----------   ----------   ----------   ----------   ----------   ----------
Net interest income ..................        4,607        4,502          105       13,510       12,995          515
Recapture of loan losses .............       (2,030)      (2,800)         770       (1,730)      (6,000)       4,270
                                         ----------   ----------   ----------   ----------   ----------   ----------
Net interest income after recapture of
   loan losses .......................        6,637        7,302         (665)      15,240       18,995       (3,755)
Other income .........................          664        1,780       (1,116)       9,060        4,891        4,169
Other expense ........................        2,262        7,156       (4,894)      13,362       16,227       (2,865)
                                         ----------   ----------   ----------   ----------   ----------   ----------
Income before taxes ..................   $    5,039   $    1,926   $    3,113   $   10,938   $    7,659   $    3,279
                                         ==========   ==========   ==========   ==========   ==========   ==========

Net Interest Income
        The Bank's net interest income for the quarter ended September 30, 2001 was approximately $4.6 million, compared with approximately $4.5 million for the quarter ended September 30, 2000. The declining interest-rate environment in 2001 particularly affected the Bank's interest-earning assets, which generally reprice in advance of its interest-bearing liabilities. Interest income was approximately $13.5 million for both quarters, as increases in the average balances of the Bank's interest-earning assets were offset by decreases in yields in the 2001 period. The Bank's average loan balance increased by approximately $23.4 million in the third quarter of 2001 over the comparable 2000 period as a result of purchases of approximately $131 million in loans in the second quarter of 2001. However, interest-bearing liabilities increased by approximately $103.7 million in the third quarter of 2001 over the comparable 2000 period, resulting in a $66.8 million increase in overnight investments in the third quarter of 2001 over the comparable 2000 period. Overnight investments negatively impacted our net income during the third quarter. As a result, the continued precipitous decline in interest rates during the third quarter further reduced the Bank's potential net interest income. In addition, unusually rapid loan prepayments associated with the continued decline in interest rates negatively impacted the Bank's potential increase in long-term earning assets during the third quarter. Interest income during the third quarter included $0.8 million associated with the payoff of a troubled loan in August 2001. (See Provision for Loan Losses, below.) The Bank's interest expense decreased by approximately $0.1 million from the quarter ended September 30, 2000 to the quarter ended September 30, 2001. Interest expense on deposits decreased by approximately $0.3 million as a result of the decline in interest rates from the 2000 period to the 2001 period, partially offset by a $92.1 million increase in the average balance of deposits. Interest expense on borrowings increased by $0.2 million primarily due to an $11.6 million increase in the average balance of FHLB advances over the comparable 2000 period.

        For the nine months ended September 30, 2001, the Bank's net interest income was approximately $13.5 million, compared with approximately $13.0 million for the nine months ended September 30, 2000. Interest income increased by $3.1 million due to the higher average loan volume in the current year to date, resulting from the loan purchases described above, and also as a result of the increase in the average balance of overnight investments, partially offset by a decline in yields on interest-earning assets from the 2000 period to the 2001 period. The Bank's interest expense increased by approximately $2.6 million from the nine months ended September 30, 2000 to the nine months ended September 30, 2001. Interest expense on deposits increased by approximately $1.1 million as a result of an increase in the average balance of deposits from $414.1 million for the nine months ended September 30, 2000 to $478.4 million for the nine months ended September 30, 2001. In addition, interest expense on borrowings increased by $1.5 million due to a $31.5 million increase in the average balance of short-term borrowings and FHLB advances. These increases in balances of interest-bearing liabilities were partially offset by declines in interest rates from the 2000 period to the 2001 period.

Provision for Loan Losses
        Provisions for losses on loans are charged to operations to maintain an allowance for losses on the loan portfolio at a level which the Bank believes is adequate based on an evaluation of the inherent risks in the portfolio. The Bank's evaluation is based on an analysis of the loan portfolio, historical loss experience, current economic conditions and trends, collateral values, and other relevant factors.

18

        The Bank's provision for loan losses for the quarter and nine-month periods ended September 30, 2001, was a net recapture of $2.0 million and $1.7 million, respectively. In September 2001, pursuant to the settlement and payoff of a troubled loan, the Bank recaptured $2.1 million in provision previously taken on such loan. This recapture was partially offset by loan loss provisions of approximately $0.3 million during the current year. For the quarter and nine-month periods ended September 30, 2000, the Bank recaptured $2.8 million and $6.0 million, respectively, of loan loss provisions. The reversals of reserves in 2000 were the result of two factors: (1) the Bank sold $13.1 million book value of non-performing and sub-performing loans in June 2000 and recaptured the related reserves and (2) the Bank's periodic analyses of the adequacy of loan loss reserves indicated that the reserves were excessive due to the continued seasoning and improved loss performance of the Bank's loan portfolio.

Other Income
        The Bank's other income was approximately $0.7 million for the quarter ended September 30, 2001, compared with approximately $1.8 million for the quarter ended September 30, 2000. This decrease was primarily due to the absence of Bankcard income in the 2001 period (compared with Bankcard revenues of $1.2 million in the third quarter of 2000) as a result of the Bank's sale of this division in June 2001, and a decline in loan fees of approximately $0.7 million due to the sale of the Bank's mortgage banking subsidiary, George Elkins Mortgage Banking ("GEMB") in June 2001, partially offset by approximately $0.4 million in fees and other income received pursuant to the settlement and payoff of a troubled loan in August 2001.

        For the nine months ended September 30, 2001, other income was $9.1 million, compared with $4.9 million for the nine months ended September 30, 2000. The increase in year-to-date other income was primarily due to the Bank's sale of its Bankcard division in June 2001 for a gain of approximately $5.0 million, and a $0.9 million increase in gains on sales of loans. These increases were partially offset by a $0.7 million decline in Bankcard income as a result of the sale of the division, a $0.5 million decrease in real estate income due to reduced sales activity in 2001, and a loss of approximately $0.3 million on the Bank's sale of GEMB.

Other Expenses
        The Bank's other expenses were approximately $2.3 million for the quarter ended September 30, 2001, compared with approximately $7.2 million for the quarter ended September 30, 2000, a decrease of $4.9 million. This decrease was largely due to the Bank's sales of its Bankcard and mortgage banking operations in June 2001, which resulted in savings of approximately $2.4 million in other operating expenses (primarily compensation and employee benefits) for the third quarter of 2001, and, to a lesser extent, the recovery of professional fees and loan expenses associated with the August 2001 payoff of a troubled loan, totaling $0.24 million. In addition, the third quarter 2000 expenses contained approximately $2.0 million in write-downs of goodwill related to GEMB and other capitalized costs, with no such expenses in the third quarter of 2001.

        For the nine months ended September 30, 2001, other expenses totaled $13.4 million, compared with $16.2 million for the nine months ended September 30, 2000. This decrease in the 2001 period was primarily due to the decreases in compensation expense and amortization of intangibles discussed above. However, these decreases were partially offset by additional charges earlier in 2001, including severance pay for some of the Bank's former executives, and professional services and consulting fees associated with conversions of the Bank's accounting and deposit systems.

Operating Segments

        Through June 30, 2001, the Bank's businesses consisted of three primary segments: lending and deposit banking services, mortgage loan origination and brokerage services (GEMB) and Bankcard processing. As discussed previously, the GEMB and Bankcard divisions were sold in June 2001. Consequently, subsequent to June 30, 2001 the Bank's income is derived solely from its core retail banking and lending activities.

        The operating results (before income taxes) of the Bank's businesses for the quarter and nine-month periods ended September 30, 2001 and 2000 are summarized in the following table and discussed in further detail below:

                                                              Quarter Ended               Nine Months Ended
                                                              September 30,                 September 30,
                                                       ---------------------------   ---------------------------
                                                           2001           2000           2001           2000
                                                       ------------   ------------   ------------   ------------
                                                                        (Dollars in thousands)
               Lending and deposit banking services... $      5,039   $      1,590   $     10,440   $      7,965
               George Elkins..........................           --            (79)          (341)          (655)
               Bankcard income, net...................           --            415            839            349
                                                       ------------   ------------   -------------   ------------
                  Total Bank income (pre-tax)......... $      5,039   $      1,926   $     10,938   $      7,659
                                                       ============   ============   ============   ============

Lending and Deposit Banking
        Income in FBBH's banking operations was approximately $5.0 million for the quarter ended September 30, 2001, compared with $1.6 million for the quarter ended September 30, 2000. This increase in income was primarily due to a decrease in amortization and other expenses resulting from the Bank's write-down of $2.0 million in goodwill related to GEMB and other capitalized costs in the 2000 period. For the nine months ended September 30, 2001, income was $10.4 million, compared with $8.0 million for the nine months ended September 30, 2000. This $2.4 million increase reflects the Bank's $5.0 million gain on its June 2001 sale of its Bankcard division and the $2.0 million decrease in amortization and other costs described above, partially offset by a $4.3 million decrease in recaptures of loan loss provisions and a $0.3 million loss on the sale of GEMB.

George Elkins
        The net loss from the Bank's mortgage loan origination and brokerage services in 2001 was approximately $0.3 million, reflecting GEMB's operations through June 30, 2001. For the nine months ended September 30, 2000, GEMB's loss was approximately $0.7 million. Effective June 30, 2001, the Bank sold this division for a net loss of approximately $0.3 million.

Bankcard Division
        The financial results of the Bank's merchant bankcard processing operations for the quarter and nine-month periods ended September 30, 2001 and 2000 are summarized in the following table. As discussed earlier, the Bank disposed of this division in June 2001. Consequently, the year-to-date amounts for 2001 reflect only six months' activity.

                                                                   Quarter Ended               Nine Months Ended
                                                                   September 30,                 September 30,
                                                            ---------------------------   ---------------------------
                                                                2001           2000           2001           2000
                                                            ------------   ------------   ------------   ------------
                                                                             (Dollars in thousands)
               Bankcard revenues, net of
                    processing expenses................     $         --   $      1,019   $      2,046   $      3,358
               (Recapture of) provision for losses.....               --           (190)          (240)           390
                                                            ------------   ------------   ------------   ------------
               Bankcard income, net....................               --          1,209          2,286          2,968
               Other expenses..........................               --           (794)        (1,447)        (2,619)
                                                            ------------   ------------   ------------   ------------
               Income after other expenses.............     $         --   $        415   $        839   $        349
                                                            ============   ============   ============   ============

Changes in Financial Condition – First Bank of Beverly Hills

        Following are condensed statements of financial condition for FBBH as of September 30, 2001 and December 31, 2000:

                                                                          September 30,  December 31,
                                                                              2001           2000
                                                                          ------------   ------------
                                                                             (Dollars in thousands)
ASSETS:
Cash and cash equivalents ..............................................  $     51,690   $      7,907
Mortgage-backed securities available for sale, at fair value ...........        32,990         47,738
Loans, net .............................................................       555,946        562,257
Real estate owned, net .................................................           433            779
Receivables from loan servicers ........................................         2,596          3,089
Other assets ...........................................................        23,426         27,142
                                                                          ------------   ------------
    Total assets .......................................................  $    667,081   $    648,912
                                                                          ============   ============

LIABILITIES:
Deposits ...............................................................  $    442,900   $    435,073
FHLB advances ..........................................................       139,000        132,000
Other liabilities ......................................................        16,677         19,861
                                                                          ------------   ------------
    Total liabilities ..................................................       598,577        586,934

NET WORTH ..............................................................        68,504         61,978
                                                                          ------------   ------------
    Total liabilities and net worth ....................................  $    667,081   $    648,912
                                                                          ============   ============

        Mortgage-Backed and Other Securities. The Bank's portfolio of mortgage-backed and other securities available for sale decreased by approximately $14.7 million during the nine months ended September 30, 2001. This decrease was due to principal repayments of $21.5 million, partially offset by purchases of $6.3 million and an increase in unrealized holding gains of $0.7 million.

        Loans, net. The Bank's portfolio of loans, net of discounts and allowances, decreased by approximately $6.3 million during the nine months ended September 30, 2001. The continuing decline in interest rates during the year has triggered an increase in loan repayments, which totaled $176.7 million through September 30, 2001. The Bank also sold approximately $31.4 million of loans in June 2001. Partially offsetting these repayments and sales were loan purchases during the year of $150.1 million and new loan originations of $50.8 million.

        Real Estate Owned, net. The Bank's real estate owned, net decreased by approximately $0.3 million during the nine months ended September 30, 2001 due to sales of properties for proceeds of approximately $0.8 million, partially offset by acquisitions of real estate during the year through foreclosures from its portfolio of loans.

        Deposits. The Bank's deposits increased by approximately $7.8 million during the nine months ended September 30, 2001. As a result of the decline in interest rates, the Bank significantly increased its certificates of deposit in the second quarter of 2001 to fund its loan acquisitions. This increase was largely offset by subsequent maturities of time deposits, substantially all of which were not renewed, and by a decrease in Bankcard reserve deposits pursuant to the sale of the Bankcard division in June 2001.

        FHLB Advances. The Bank's FHLB Advances increased by $7.0 million during the nine months ended September 30, 2001, as a result of new borrowings of $20.0 million, partially offset by repayments of $13.0 million. These advances have original maturities ranging from three to five years, which assists in reducing the Bank’s sensitivity to market interest-rate fluctuations and enables the Bank to more closely match the maturities of its investments and borrowings.

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

        The following table sets forth the regulatory capital ratios of the Bank at September 30, 2001.

Regulatory Capital Ratios

                                                                                                To be Categorized
                                                                                                             as
                                                                                Amount Required      "Well Capitalized"
                                                                                  For Capital           under Prompt
                                                                                    Adequacy         Corrective Action
                                                               Actual               Purposes             Provisions
                                                       --------------------  --------------------  --------------------
                                                         Amount     Ratio      Amount      Ratio     Amount     Ratio
                                                       ----------  --------  ----------  --------  ----------  --------
                                                                            (Dollars in thousands)
Total Capital to Risk-Weighted Assets (Risk-.Based
   Capital)..........................................  $   70,105     15.2%  $   36,956    =>8.0%  $   46,195   =>10.0%
Tier 1 Capital to Risk-Weighted Assets...............      64,305     13.9%       Not Applicable       27,717   => 6.0%
Core Capital to Tangible Assets......................      64,305      9.7%      26,582    =>4.0%      33,228   => 5.0%
Tangible Capital to Tangible Assets..................      64,305      9.7%       9,968    =>1.5%      Not Applicable

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

        At September 30, 2001, the Bank's cash balances totaled approximately $51.7 million, compared with $7.9 million at December 31, 2000. The increase in cash during 2001 was primarily due to a significant increase in certificates of deposit in the second quarter of 2001. The Bank utilized the proceeds from these deposits in its loan portfolio acquisitions.

        At September 30, 2001, the Bank had approximately $409.9 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending September 30, 2002 and thereafter amounted to approximately $275.7 million and approximately $134.2 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Bank management continues its effort to reduce the cost of its interest-bearing liabilities and its exposure to interest rate changes by replacing certain short-term deposits and FHLB fixed-rate advances with lower cost variable-rate FHLB advances and other public-fund deposits, developing core deposits (which are less sensitive to interest rate changes) and purchasing and originating variable-rate loans.

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

SPECIALTY SERVICING AND FINANCE OPERATIONS

        WFSG conducts its Specialty Servicing and Finance Operations through WFC, our wholly-owned investment subsidiary, and through WCC, our majority-owned servicing subsidiary which was formed pursuant to our June 10, 1999 reorganization. As the majority owner of WCC, the Company shares in 50.01% of WCC's revenues and expenses. The remaining 49.99% interest in WCC's operations is reflected as "Minority interest" in the Company's consolidated statements of operations. In addition, certain of WFC's and WCC's activities are conducted with lenders who have participation interests in the assets that serve as collateral for the loans. The share of such activities held by these lenders is reflected as "Investor participation interest" in the Company's consolidated statements of operations.

        The following table compares operating income (before taxes and minority and investor participation interests) of our Specialty Servicing and Finance Operations for the quarter and nine-month periods ended September 30, 2001 and 2000 (dollars in thousands).

                                         WCC and WFC for the Quarter          WCC and WFC for the Nine Months
                                             Ended September 30,                    Ended September 30,
                                     ------------------------------------   ------------------------------------
                                                                Increase                               Increase
                                        2001         2000      (Decrease)      2001         2000      (Decrease)
                                     ----------   ----------   ----------   ----------   ----------   ----------
Servicing income ..................  $    5,522   $    3,141   $    2,381   $   14,422   $    9,837   $    4,585
Interest income ...................       1,935          990          945        4,080        3,661          419
Investment and other income .......          78          425         (347)       1,639        2,323         (684)
                                     ----------   ----------   ----------   ----------   ----------   ----------
     Total revenues ...............       7,535        4,556        2,979       20,141       15,821        4,320
                                     ----------   ----------   ----------   ----------   ----------   ----------
Interest expense ..................         480          371          109          916          944          (28)
(Recapture of) provision for
   loan losses ....................         (52)       1,669       (1,721)         (67)       1,669       (1,736)
Compensation expense ..............       3,807        2,914          893       11,238        9,807        1,431
Other expenses ....................       2,203        3,032         (829)       6,317        7,199         (882)
                                     ----------   ----------   ----------   ----------   ----------   ----------
     Total expenses ...............       6,438        7,986       (1,548)      18,404       19,619       (1,215)
                                     ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before taxes ........  $    1,097   $   (3,430)  $    4,527   $    1,737   $   (3,798)  $    5,535
                                     ==========   ==========   ==========   ==========   ==========   ==========

Servicing Income
        The components of servicing income in our Specialty Servicing and Finance Operations are reflected in the following table:

                                                                       Quarter Ended               Nine Months Ended
                                                                       September 30,                 September 30,
                                                                ---------------------------   ---------------------------
                                                                    2001           2000           2001           2000
                                                                ------------   ------------   ------------   ------------
                                                                                 (Dollars in thousands)
Servicing revenue ............................................  $      5,826   $      2,267   $     15,833   $      7,455
Ancillary fees ...............................................         1,278            681          3,682          1,755
Amortization of mortgage servicing rights ....................        (1,943)           (49)        (4,532)          (125)
Write-down of mortgage servicing rights ......................            --             --           (795)            --
Custodial float ..............................................         1,035            371          1,975          1,198
Curtailment expense ..........................................          (674)          (129)        (1,741)          (446)
                                                                ------------   ------------   ------------   ------------
    Total servicing income ...................................  $      5,522   $      3,141   $     14,422   $      9,837
                                                                ============   ============   ============   ============

        Servicing income for the quarter ended September 30, 2001 was approximately $5.5 million, compared with approximately $3.1 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, servicing income was $14.4 million, compared with approximately $9.8 million for the nine months ended September 30, 2000. Gross servicing revenues and ancillary fees (primarily late charges and prepayment penalties) have increased significantly from 2000 to 2001 due to the expansion of WCC's servicing operations through several acquisitions of servicing portfolios. However, the continuing decline in mortgage interest rates during 2001 has adversely impacted our servicing income in a number of ways.

        First, the drop in mortgage rates triggered a significant increase in prepayments on the underlying loans in our servicing portfolio, which in turn resulted in accelerated amortization of our mortgage servicing rights (MSRs). Amortization of MSRs was $1.9 million and $4.5 million, respectively, for the quarter and nine-month periods ended September 30, 2001, compared with $49 thousand and $0.1 million for the comparable 2000 periods (though a portion of the increase in amortization was attributable to the larger volume of our servicing portfolio). In addition, in June 2001 we wrote down our MSRs by an additional $0.8 million to their estimated market value. Further, as a result of underlying loan prepayments, we incurred an increase in the interest we are required to pay to securitization trusts ("curtailment interest expense") under our servicing agreements.

        The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                                            September 30,      December 31,
                                                                 2001             2000
                                                           ---------------   ---------------
                                                                 (Dollars in thousands)
Single-family residential.............................     $     2,983,655   $     1,909,761
Multi-family residential.............................              141,144           163,511
Commercial real estate...............................              187,208           223,539
Consumer and other...................................               93,837           265,598
                                                           ---------------   ---------------
      Total...........................................     $     3,405,844   $     2,562,409
                                                           ===============   ===============

        In July 2001 WCC purchased the servicing platform of Old Kent Mortgage Company consisting of the servicing rights to approximately 1,500 loans totaling $178 million aggregate principal balances of subprime first-lien mortgages. In August 2001, WFC purchased approximately 600 loans totaling $10.5 million in aggregate principal balances from HomEq Servicing Corporation. The transfer of these loans was completed in October 2001.

Interest Income and Interest Expense
        Interest income was approximately $1.9 million for the quarter ended September 30, 2001, compared with approximately $1.0 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, interest income was approximately $4.1 million, compared with approximately $3.7 million for the nine months ended September 30, 2000. This increase was primarily due to higher loan interest income resulting from WFC's purchase of approximately $10.5 million in principal balance of loans in the third quarter of 2001. In addition, during the third quarter of 2001 we recorded an additional $0.3 million in interest on mortgage-backed securities as a result of increases in cash flows received on a particular security.

        Interest expense was approximately $0.5 million for the quarter ended September 30, 2001, compared with approximately $0.4 million for the quarter ended September 30, 2000. This increase was due to additional borrowings which funded the loan acquisition described above in addition to acquisitions of servicing rights. For the nine months ended September 30, 2001, interest expense was approximately $0.9 million, compared with a similar amount for the nine months ended September 30, 2000. The year-to-date interest expense amounts were largely unchanged, as the additional interest expense generated by the third quarter 2001 borrowings was offset by paydowns of borrowings in late 2000 and early 2001 with proceeds from asset sales, and by lower interest rates in 2001.

Investment and Other Income
        The components of investment and other income in our Specialty Servicing and Finance Operations are reflected in the following table:

                                                           Quarter Ended           Nine Months Ended
                                                           September 30,             September 30,
                                                      -----------------------   -----------------------
                                                         2001         2000         2001         2000
                                                      ----------   ----------   ----------   ----------
                                                                    (Dollars in thousands)
  Investment and other income:
  Real estate owned, net ..........................   $       51   $      150   $     (159)  $     (288)
  Gain on sale of loans ...........................           14           --          806        1,484
  Loss on sale of securities ......................           --         (503)        (262)        (503)
  Other, net ......................................           13          778        1,254        1,630
                                                      ----------   ----------   ----------   ----------
     Total investment and other income ...........    $       78   $      425   $    1,639   $    2,323
                                                      ==========   ==========   ==========   ==========

        The decrease in investment and other income in 2001 as compared with 2000 is primarily a result of a decline in gains on sales of loans due to reduced sales activity in the current year. In addition, other, net decreased primarily due to the receipt of a $0.5 million settlement in the second quarter of 2000 on a prior loan purchase.

Compensation Expense
        Compensation and employee benefits were approximately $3.8 million for the quarter ended September 30, 2001, compared with approximately $2.9 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, compensation and employee benefits were $11.2 million, compared with $9.8 million for the nine months ended September 30, 2000. These increases during the current quarter and year to date are primarily due to higher salary expenses and contract labor costs over the prior year. WCC's employee head count increased 30% during the twelve-month period ended September 30, 2001, reflecting the growth in the size of our servicing business.

Other Expenses
        Other expenses in our Specialty Servicing and Finance Operations were approximately $2.2 million for the quarter ended September 30, 2001, compared with approximately $3.0 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, other expenses were $6.3 million, compared with $7.2 million for the nine months ended September 30, 2000. This decrease in other expenses was largely due to a one-time charge to depreciation expense of approximately $0.8 million in September 2000 pursuant to a change in the estimated lives of depreciable assets. In addition, our expenses for occupancy, audit and tax services, insurance, and business travel have declined by a total of $0.6 million in the current year, reflecting our continuing efforts to reduce corporate overhead. These decreases in operating costs were partially offset by an increase in legal expenses related to litigation that arose prior to our restructuring, as discussed earlier. However, we believe that a portion of such expenses will be recoverable in future periods through our insurance carrier.

Changes in Financial Condition – Specialty Servicing and Finance Operations

        Following are condensed statements of financial condition for our Specialty Servicing and Finance Operations as of September

30, 2001 and December 31, 2000:
                                                                               September 30,  December 31,
                                                                                    2001          2000
                                                                                -----------   ------------
                                                                                  (Dollars in thousands)
ASSETS:
Cash and cash equivalents ...................................................  $        387   $      1,143
Mortgage-backed securities available for sale, at fair value ................         3,035          6,400
Loans and discounted loans held for sale, net, at lower of cost or market ...        16,375         10,214
Real estate owned, net ......................................................           407            991
Servicer advance receivables, net ...........................................        17,525         19,062
Service fees receivable .....................................................         3,110          2,199
Mortgage servicing rights, net ..............................................        10,169          4,544
Other assets (includes intercompany receivables) ............................        18,022         10,312
                                                                               ------------   ------------
    Total assets ............................................................  $     69,030   $     54,865
                                                                               ============   ============

LIABILITIES:
Short-term borrowings .......................................................  $      3,330   $      4,851
Long-term investment financing ..............................................        16,494          1,634
Other liabilities ...........................................................         9,888          9,623
                                                                               ------------   ------------
      Total liabilities .....................................................        29,712         16,108

NET WORTH ...................................................................        39,318         38,757
                                                                               ------------   ------------
      Total liabilities and net worth .......................................  $     69,030   $     54,865
                                                                               ============   ============

        Mortgage-Backed Securities Available for Sale. WFC's portfolio of mortgage-backed securities available for sale decreased by approximately $3.4 million during the nine months ended September 30, 2001. This decrease was primarily due to principal paydowns of $1.3 million and a disposition of $2.6 million of securities. In April 2001 WFC sold approximately $1.5 million of loans underlying such securities, and retained an interest in real property comprising the remaining $1.1 million of the securitization. In September 2001 this property was sold for a gain of approximately $0.1 million. We currently hold only those securities which are backed by loans in WCC's servicing portfolio, as such investments provide operating leverage to our core business.

        Loans and Discounted Loans Held for Sale, Net, at Lower of Cost or Market. In our Specialty Servicing and Finance Operations, loans and discounted loans held for sale, net, at lower of cost or market increased by approximately $6.2 million during the nine months ended September 30, 2001. This increase was primarily due to purchases of approximately $14.8 million book value of loans (including $7.4 million in the third quarter of 2001), partially offset by sales of approximately $5.8 million and loan resolutions occurring in the ordinary course of business.

        Real Estate Owned, net. Real estate owned, net decreased by approximately $0.6 million during the nine months ended September 30, 2001. The decrease was primarily due to sales of properties for proceeds of approximately $1.8 million, partially offset by acquisitions of real estate during the year through foreclosure from our portfolio of loans.

        Servicer Advance Receivables, net. Servicer advance receivables, net decreased by approximately $1.5 million during the nine months ended September 30, 2001. This decrease was primarily due to recoveries by WCC of scheduled principal and interest advances on loans previously made, partially offset by new advances made during the year.

        Mortgage servicing rights, net. Mortgage servicing rights, net (MSRs) increased by approximately $5.6 million during the nine months ended September 30, 2001, primarily due to our purchases of $11.7 million in MSRs associated with new servicing portfolio acquisitions. However, as discussed previously, the decline in mortgage interest rates during the year has triggered an increase in prepayments of the underlying loans being serviced, which, in turn, resulted in accelerated amortization of our servicing rights. As a result, through September 30, 2001 we recorded amortization of $4.5 million and a valuation write-down of MSRs of $0.8 million.

        Short-Term Borrowings and Long-Term Investment Financing. Short-term borrowings and long-term investment financing in our Specialty Servicing and Finance Operations increased by a total of $13.3 million during the nine months ended September 30, 2001. This increase was primarily due to additional borrowings during the current year to fund acquisitions of investments, including a $7.4 million loan purchase in the third quarter of 2001, and mortgage servicing rights.

Liquidity and Capital Resources

        Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and make payments for general business purposes. Our sources of cash flow for our Specialty Servicing and Finance Operations include servicing revenue, whole loan and mortgage-backed securities sales, net interest income, lines of credit from commercial banks, and borrowings from institutional lenders. The availability of liquidity from our line of credit facilities is subject to the Company's maintenance of sufficient available collateral to pledge against such borrowings. We are currently maintaining sufficient collateral under the credit agreements. Liquidity in our Specialty Servicing and Finance Operations is actively managed on a daily basis and is periodically reviewed by our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company.

        At September 30, 2001, liquidity in our Specialty Servicing and Finance Operations (including cash and unused borrowings under our credit facilities) totaled $16.2 million, compared with approximately $5.6 million at December 31, 2000. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet our needs. In addition, as part of our business strategy to use bank and institutional co-investment financing, we intend to use our available capital in a manner which will not make us dependent on securitizations as a source of liquidity. As a result, we have no present intent to securitize loans as a source of liquidity.

        We no longer own subordinated mortgage-backed securities backed by loan pools originated or serviced by unaffiliated third parties, and currently hold subordinated mortgage-backed securities only where we act as servicer of the loan pools backing these securities. At September 30, 2001 we held $3.0 million of such mortgage-backed securities. The related short-term repurchase agreement which financed these securities was repaid in full in February 2001.

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

HOLDING COMPANY AND MISCELLANEOUS OPERATIONS

        Our Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to our Banking Operations or Specialty Servicing and Finance Operations, and also includes eliminations of intercompany accounts and transactions. Primary sources of liquidity include funds available from the Company's wholly-owned non-Bank subsidiaries and payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has presently limited the amount of these payments to the lesser of (1) the Bank's stand-alone tax liability and (2) the total tax payments made by the Company. In April 2001, the Bank remitted $2.0 million to the Company for a portion of prior years' liabilities.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        It is our objective to attempt to control risks associated with interest rate movements. In general, management’s strategy is to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by the asset and liability committees for the Company and the Bank (the “Asset and Liability Committees”) which meet to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses (including those attributable to hedging transactions), purchase activity, and maturities of investments and borrowings. FBBH’s Asset and Liability Committee coordinates with the Bank’s Board of Directors with respect to overall asset and liability composition.

        The Asset and Liability Committees are authorized to utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the “notional amount”) for a specified period without the exchange of the underlying principal amount. In the past, we have utilized interest rate swap agreements to reduce our exposure caused by the narrowing of the interest spread between fixed rate loans held for investment and associated liabilities funding those loans caused by changes in market interest rates. The Bank had approximately $18.2 million notional principal amount in an interest rate swap agreement which was designated as a hedge of certain fixed rate loans in order to convert fixed rate income streams on loans to a variable rate. In April 2001, this swap agreement expired.

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

        The following table quantifies the potential changes in the Company's net portfolio value at September 30, 2001, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

                                                            Net Portfolio Value           NPV as % of Assets
                                                    ----------------------------------  ----------------------
                                                     $ Amount    $ Change    % Change   NPV Ratio     Change
                                               ----------  ----------  ----------  ----------  ----------
         Change in Rates                                         (Dollars in thousands)
           +300bp................................       76,396     (19,783)      (21)%      10.85%    (201) bp
           +200bp................................       80,392     (15,787)      (16)       11.22     (164) bp
           +100bp................................       86,812      (9,367)      (10)       11.88      (98) bp
               0bp...............................       96,179           -         -        12.86       --
           -100bp................................      104,996       8,817         9        13.72       86 bp
           -200bp................................      114,371      18,192        19        14.60      174 bp
           -300bp................................      128,319      32,140        33        15.93      307 bp

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

Item 5. Other Information.

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.
None.

(b)	Reports	on Form 8-K during the quarter ended September 30, 2001:
	(i)	Report on Form 8-K dated July 10, 2001, reporting the sale of two operating divisions by the Company's banking subsidiary, First Bank of Beverly Hills, F.S.B. (the "Bank"), and the retirement of the Bank's Chief Executive Officer and President.
	(ii)	Report on Form 8-K dated September 7, 2001, reporting the Bank’s appointment of its new Chief Executive Officer and President, subject to regulatory approval.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE FINANCIAL SERVICES GROUP INC.

Date: November 6, 2001

By:	/s/ STEPHEN P. GLENNON
Stephen P. Glennon
Chief Executive Officer

By:	/s/ BRUCE A. WEINSTEIN
Bruce A. Weinstein
Executive Vice President and
Chief Financial Officer