Form 10-K
period 2001-12-31
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2002-03-25
CIK 1024321

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 2001

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No____

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes    X    No_____

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price on March 1, 2002, was $17,511,645.

        As of March 1, 2002, 16,180,604 shares of Wilshire Financial Services Group Inc.'s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

WILSHIRE FINANCIAL SERVICES GROUP INC.

FORM 10-K

INDEX

  Item                                                                                                  Page
------                                                                                                  ----
PART I                                                                                                   4

PART II                                                                                                  15

PART III                                                                                                 37

PART IV                                                                                                  39
     14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................     39

FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Annual Report on Form 10-K which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include, but are not limited to, the condition of the real estate market, interest rates, regulatory matters, the availability of pools of servicing rights and loans at acceptable prices, the availability and conditions of financing for loan pool acquisitions, mortgage loan servicing rights and other financial assets, and the outcome of the litigation described in Item 3. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

PART I.

ITEM 1. Business

General

The Company

        Wilshire Financial Services Group Inc. and subsidiaries ("WFSG" or the "Company"), a diversified financial services company, conducts banking and lending operations in southern California and surrounding states and specialized mortgage loan servicing and investment operations nationwide through its two principal business segments, Banking and Specialty Servicing and Finance.

o	Banking Operations—Through its wholly-owned subsidiary, First Bank of Beverly Hills, F.S.B. (the “Bank” or “FBBH”), the Company conducts a retail and wholesale banking business focused primarily on specialty-niche products, including the origination of small-balance commercial and multi-family real estate loans and investments in residential whole loans and mortgage-backed securities. At December 31, 2001, FBBH had total assets of approximately $716.8 million and employed 35 people.

o	Specialty Servicing and Finance Operations—Through its majority-owned subsidiary, Wilshire Credit Corporation (“WCC”), the Company conducts a full-service mortgage and consumer loan servicing business, specializing in the servicing of labor-intensive mortgage pools requiring expertise in loss mitigation and/or investor reporting. Through its wholly-owned subsidiary, Wilshire Funding Corporation (“WFC”), the Company conducts an investment and co-investment business with institutional investors where such investments align the Company’s interests with those of such institutional investors and provide operating leverage for the servicing operations of WCC. Together, WCC and WFC are referred to as “Specialty Servicing and Finance Operations”. At December 31, 2001, the Company’s Specialty Servicing and Finance Operations employed 270 people and serviced approximately $3.4 billion principal balance of residential and commercial mortgage pools for approximately 700 individual and institutional investors and government agencies.

        The Bank, a federally chartered savings institution regulated by the Office of Thrift Supervision ("OTS"), is headquartered in Calabasas, California and conducts its branch banking activities in Beverly Hills, California. WFSG's administrative, investment and loan servicing headquarters are located at 1776 SW Madison Street, Portland, Oregon 97205, and its telephone number is (503) 223-5600. The Company employed 318 people, including executive and administrative personnel at the parent company, as of December 31, 2001.

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

Business Strategy

        In its Banking Operations, the Bank generates deposits and obtains funding from other cost-effective sources, including short-term repurchase agreements and longer-term borrowings. The Bank deploys these funds to invest in securities and originate mortgage loans within our tolerance limits for interest-rate and credit risk. The resultant net interest spread and the Bank's low fixed-cost structure enable the Bank to operate profitably and comply with its regulatory requirements. The Bank seeks to grow its deposit franchise in southern California and to leverage its strengths in residential whole loan and mortgage-backed securities investments and small balance commercial and multi-family mortgage lending to increase its earning-asset base. As discussed more fully below (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations), the Bank's management has reduced substantially its exposure to credit risk in 2001 through a reduction in its delinquent loans (as a % of total loans) from 3.3% at year-end 2000 to 1.9% at year-end 2001 and has reduced its exposure to interest rate risk through its purchases of adjustable-rate mortgages and mortgage-backed securities and the utilization of longer-term Federal Home Loan Bank ("FHLB") borrowings. In implementing its strategic focus, the Bank is committed to growing its asset platform with high-quality earning assets while maintaining an effective overhead cost structure.

        In its Specialty Servicing and Finance Operations, the Company seeks to leverage its core competencies in special servicing, loss mitigation and client-customized investor reporting by expanding its contract servicing for institutional investors, and by investing its capital primarily in the purchase of servicing rights and/or servicing platforms for its own account and through co-investment with institutional investors. Management believes that market opportunities to grow its serviced mortgage assets and resulting servicing income exist and will continue to exist. The Company maintains an infrastructure which anticipates such growth and which it believes provides a scalable platform for high quality earnings growth in the form of recurring long-term servicing and investment income. Through WFC, the Company deploys its capital where such investments or co-investments with others serve to grow its serviced asset platform and provide anticipated superior risk-adjusted rates of return. The Company employs financial leverage in instances where (1) the expected cash flows from the underlying earning assets generally match the contractual repayment terms of the related debt and (2) the employment of such leverage achieves the Company's objectives in growing its serviced asset base.

        Management believes that opportunities to grow its Specialty Servicing and Finance Operations exist as a result of the exodus of sub-prime mortgage originators and their related servicing operations from this niche, and a shortage of capacity among competing special servicers in the industry that the Company believes such exodus has created.

        The Company believes that its success in implementing this dual strategy in its Banking Operations and in its Specialty Servicing and Finance Operations depends primarily on its ability to (1) evaluate and manage credit risk, (2) efficiently service mortgage loan pools requiring special competence in loss mitigation and specialized client-driven investor reporting, (3) employ financial leverage such that cash flows from the underlying investments generally match the debt service requirements, and (4) effectively manage interest-rate risk.

BANKING OPERATIONS

        The Bank originates and acquires loans secured by properties located primarily in California, purchases government and agency securities and other securities (including mortgage-backed securities), substantially all of which are rated AAA or better, and offers specialty lending products to small businesses and professionals. Until June 2001, the Bank also conducted a Visa and Mastercard processing business and operated a commercial banking subsidiary, George Elkins Mortgage Banking ("GEMB"). Effective June 30, 2001, the Bank disposed of these two divisions, and has subsequently refocused on its core retail banking and lending activities.

Origination and Acquisition of Mortgage Loans

        The Bank originates and acquires high-quality first-mortgage loans secured by residential, multi-family and commercial properties located primarily in California. The following table sets forth the composition of the Bank's portfolio of loans by type of loan at the dates indicated.

                                                              Composition of FBBH Loans

                                                                                           December 31,
                                                               --------------------------------------------------------------------
                                                                2001           2000           1999           1998           1997
                                                              ---------      ---------      ---------      ---------      ---------
                                                                                               (Dollars in thousands)
Single-family residential ...............................     $ 220,731      $ 225,091      $ 190,375      $ 277,765      $ 185,294
Multi-family residential ................................       150,367        156,647         96,611         65,482         55,216
Commercial real estate ..................................       151,827        178,205        163,419        126,735         64,695
Consumer and other ......................................         6,939          9,889         12,575         23,094         15,921
                                                              ---------      ---------      ---------      ---------      ---------
     Loan Portfolio Principal Balance ...................       529,864        569,832        462,980        493,076        321,126
Premium (unaccreted discount) and deferred fees .........         3,554          2,658          4,018          5,932         (6,228)
Allowance for loan losses (1) ...........................        (8,116)       (10,233)       (18,600)       (23,398)       (54,971)
                                                              ---------      ---------      ---------      ---------      ---------
     Total Loan Portfolio, net ..........................     $ 525,302      $ 562,257      $ 448,398      $ 475,610      $ 259,927
                                                              =========      =========      =========      =========      =========
(1)	For discussion of the allowance for loan losses allocation for purchase discount, see "Asset Quality--Allowance for Loan Losses"

        The real properties which secure the Bank's mortgage loans are located throughout the United States. At December 31, 2001, the state with the greatest concentration of properties securing the loans was California, in which the Bank held $379.1 million principal amount of loans, or approximately 72% of the Bank's total portfolio.

        The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans based on their contractual terms to maturity and includes scheduled payments but not potential prepayments, as well as the dollar amount of those loans which have fixed or adjustable interest rates. Loan balances have not been adjusted for unamortized discounts or premiums, deferred loan fees and the allowance for loan losses.

                                                            Maturity of FBBH Loans

                                                                                        Maturing in
                                                     -------------------------------------------------------------------------------
                                                                         After One      After Five
                                                                            Year           Years
                                                        One Year          Through         Through        After Ten
                                                         Or Less         Five Years      Ten Years         Years           Total
                                                     ---------------   -------------   -------------   -------------   -------------
                                                                                           (Dollars in thousands)
Single-family residential ..........................        $     37        $    499        $  1,149        $219,046        $220,731
Multi-family residential ...........................           4,233           6,843          64,328          74,963         150,367
Commercial and other mortgage loans ................          10,374          38,964          79,655          22,834         151,827
Consumer and other loans ...........................              67             139           3,072           3,661           6,939
Interest rate terms on amounts due:
    Fixed ..........................................           9,098           7,893          73,394          95,432         185,817
    Adjustable .....................................           5,613          38,552          74,810         225,072         344,047

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

Acquisition of Securities

        The Bank invests in securities to earn positive net interest spread. The following table sets forth the Bank's holdings of mortgage-backed and other securities at the dates indicated:

                                                     Mortgage-Backed and Other Securities

                                                                                                December 31,
                                                                                   ---------------------------------------
                                                                                     2001           2000           1999
                                                                                   ---------      ---------      ---------
                                                                                            (Dollars in thousands)
Available for sale:
      AAA mortgage-backed securities ...................................            $ 51,436       $     --       $     --
      Government agency mortgage-backed securities .....................              64,377         37,817         33,152
      Other mortgage-backed securities .................................                 360            421            802
      Other asset-backed securities ....................................                  --          9,500             --
      Other securities .................................................               8,000             --             --
Held to maturity:
      U.S. Government and other securities .............................                  --             --          5,979
      Mortgage-backed securities .......................................                  --             --         10,196
                                                                                    --------       --------       --------
           Total investment securities .................................            $124,173       $ 47,738       $ 50,129
                                                                                    ========       ========       ========

Merchant Bankcard Processing Operations

        Through June 2001, the Bank conducted a merchant bankcard processing business, which generated revenues through merchant discounts and processing fees for Visa and MasterCard transactions. The Bank sold this division effective June 30, 2001.

        The Bank's income from merchant bankcard processing operations for the years ended December 31, 2001, 2000 and 1999 was approximately $0.8 million, $0.7 million and $1.0 million, respectively. The income for 2001 reflects six months' activity.

Funding Sources

        The Bank's principal funding sources consist of (1) checking, savings and certificate of deposit accounts generated at its Beverly Hills retail branch ("Retail Deposits"); (2) certificates of deposit generated through the Bank's money desk ("Wholesale Deposits"); (3) certificates of deposit generated through independent brokers ("Brokered Deposits"); (4) borrowings from the Federal Home Loan Bank of San Francisco ("FHLB Advances"); and (5) repurchase agreements and other short-term borrowings with major banks.

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

                                                     Borrowings and Interest-Bearing Obligations

                                                                                                     December 31,
                                                                                      ------------------------------------------
                                                                                          2001          2000            1999
                                                                                      ------------   ------------   ------------
                                                                                                (Dollars in thousands)
         Deposits ..................................................................  $    439,469   $    435,073   $    419,229
         Repurchase agreements and other short-term borrowings .....................            --          4,272             50
         FHLB Advances .............................................................       189,500        132,000         80,000
                                                                                      ------------   ------------   ------------
               Total ...............................................................  $    628,969   $    571,345   $    499,279
                                                                                      ============   ============   ============

        Deposits. The following table sets forth information relating to the Bank's deposits at the dates indicated.

                                                                                   December 31,
                                                          ---------------------------------------------------------------
                                                                 2001                  2000                  1999
                                                          -------------------   -------------------   -------------------
                                                                        Avg.                  Avg.                   Avg.
                                                            Amount      Rate      Amount      Rate      Amount      Rate
                                                          ----------   ------   ----------   ------   ----------   ------
                                                                              (Dollars in thousands)
Non-interest bearing checking accounts ............       $    2,794     0.00%  $   10,663     0.00%  $   11,321     0.00%
NOW and money market checking accounts ............           28,811     2.12       18,743     5.68        4,383     4.46
Savings accounts ..................................            4,265     1.91          872     2.99          399     2.01
Certificates of deposit ...........................          403,599     4.42      404,795     6.46      403,126     5.49
                                                          ----------   ------   ----------   ------   ----------   ------
      Total deposits ..............................       $  439,469     4.22%  $  435,073     6.02%  $  419,229     5.33%
                                                          ==========   ======   ==========   ======   ==========   ======

        As a percentage of the Bank's total deposits at December 31, 2001, Wholesale Deposits account for 28%, Brokered Deposits account for 44% and Retail Deposits account for 28%. Generally, the Bank obtains Wholesale Deposits on terms more financially attractive to it than those obtainable through Brokered Deposits.

        The following table sets forth, by various interest rate categories, the Bank's certificates of deposit at December 31, 2001.

                                                     Interest Rates for Certificates of Deposit

                                                                                December 31, 2001
                                                                              -------------------
                                                                              (Dollars in thousands)
              3.50% or less.................................................       $    103,245
              3.51-4.50%....................................................             48,346
              4.51-5.50%....................................................            210,294
              5.51-6.50%....................................................             19,629
              6.51-7.50%....................................................             22,085
                                                                                   ------------
                    Total...................................................       $    403,599
                                                                                   ============

        The following table sets forth the amount and maturities of the Bank's certificates of deposit at December 31, 2001.

                                                        Maturities of Certificates of Deposit

                                                                              Original Maturity in Months
                                                                       -----------------------------------------
                                                                         12 or Less    Over 12 to 36    Over 36
                                                                       --------------  -------------   ---------
                                                                                  (Dollars in thousands)
              Balances Maturing in 3 Months or Less..................    $   97,470     $     5,584     $    127
                    Weighted Average Rate............................          4.00%           5.17%        5.98%
              Balances Maturing in over 3 Months to 12
                 Months..............................................    $  145,851     $    43,313     $    278
                    Weighted Average Rate............................          3.84%           5.57%        6.11%
              Balances Maturing in over 12 Months to 36
                 Months..............................................            --     $   108,970     $    282
                    Weighted Average Rate............................            --            5.05%        5.28%
              Balances Maturing in over 36 Months....................            --              --     $  1,724
                    Weighted Average Rate............................            --              --         6.47%

        At December 31, 2001, the Bank had outstanding an aggregate of approximately $285.6 million of certificates of deposit in face amounts equal to or greater than $100,000 maturing as follows: approximately $69.0 million within three months, approximately $88.2 million over three months through six months, approximately $36.6 million over six months through 12 months, and approximately $91.8 million thereafter.

        FHLB Advances. The Bank obtains FHLB Advances based on the security of certain of its assets, provided FBBH has met certain standards related to its creditworthiness. FHLB Advances are available to member financial institutions such as FBBH for investment and lending activities and other general business purposes. FHLB Advances are made pursuant to several different credit programs (each of which has its own interest rate, which may be fixed or adjustable). The Federal Home Loan Bank of San Francisco has agreed to provide a credit facility to the Bank equal to 25% of total assets measured as of each previous quarter-end and for terms of up to 10 years.

        The following table sets forth the Bank's FHLB advances at and for the years ended December 31, 2001, 2000, and 1999:

                                                                                    At or for the Year Ended
                                                                                           December 31,
                                                                                 2001         2000         1999
                                                                              ----------   ----------   ----------
                                                                                     (Dollars in thousands)
FHLB Advances:
      Average amount outstanding during the period..........................  $  153,269   $  111,615   $   33,115
      Maximum month-end balance outstanding during the period...............     189,500      132,000       87,500
      Weighted average rate:
            During the period...............................................        6.25%        6.53%        5.84%
            At end of period................................................        5.54%        6.58%        6.33%

        No short-term FHLB Advances were outstanding during the above periods. As of December 31, 2001, the Bank had $30.5 million of FHLB Advances maturing within one year, $60.0 million maturing within two years, $38.5 million maturing within three years, $26.0 million maturing within four years, and $34.5 million maturing within five years.

        Repurchase Agreements and Other Short-Term Borrowings. From time to time, if required for liquidity purposes, the Bank will enter into short-term repurchase agreements which enable the Bank to purchase investment securities and pools of loans with immediate financing. In December 2001 the Bank entered into a repurchase agreement with Countrywide Securities Corporation and, in January 2002, borrowed approximately $35 million under this facility to purchase mortgage-backed and other investment securities.

Asset Quality – Banking Operations

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

                                                      Bank Foreclosed Real Estate by Loan Type

                                                                                  December 31,
                                                         --------------------------------------------------------------
                                                            2001         2000         1999         1998         1997
                                                         ----------   ----------   ----------   ----------   ----------
                                                                             (Dollars in thousands)
      Loans:
         Single-family residential ...................   $      253   $      648   $    1,073   $    9,997   $   52,235
         Multi-family residential ....................           --           32          462          271        3,082
         Commercial and other mortgage loans .........          327          110          929          917        1,227
                                                         ----------   ----------   ----------   ----------   ----------
               Total .................................          580          790        2,464       11,185       56,544
         Valuation allowance for losses ..............         (151)         (11)        (198)      (1,715)      (5,070)
                                                         ----------   ----------   ----------   ----------   ----------
               Foreclosed real estate owned, net .....   $      429   $      779   $    2,266   $    9,470   $   51,474
                                                         ==========   ==========   ==========   ==========   ==========

        Allowance for Loan Losses. The Bank maintains an allowance for loan losses at a level believed adequate by management to absorb estimated losses inherent in the loan portfolios. The allowance is increased by provisions for loan losses charged against operations, recoveries of previously charged off loans, and allocations of discounts on purchased loans, and is decreased by loan charge-offs. Loans are charged off when they are deemed to be uncollectable, or in the case of automobile, mobile home and other consumer loans, when payments are delinquent by more than 120 days.

        The Bank uses its internal asset review system to evaluate all loans individually and to classify loans as pass, special mention, substandard, doubtful or loss. These terms correspond to varying degrees of risk that the loans will not be collected in part or in full. The frequency at which a specific loan is subjected to internal asset review depends on the type and size of the loan and the presence or absence of other risk factors, such as delinquency and changes in collateral values. The allowance for loan losses includes specific valuation allowances ("SVAs") established for impaired loans and for certain other classified loans, and general valuation allowances ("GVAs").

        SVAs are based on the estimated fair value of the collateral for impaired or troubled collateral dependent loans, in most cases. GVAs are based on qualitative and quantitative factors that are updated each quarter. The qualitative factors are subject to management's evaluation after consideration of certain credit risk characteristics. These factors include, but are not limited to, the following: the institution's historical and recent loss experience in its portfolios; the volume, severity and trend of non-performing assets; the extent to which refinances or loan modifications are made to maintain loans in a current status; known deterioration in credit concentrations or certain classes of loans; loan to value ratios of real estate secured loans; risks associated with specific types of collateral; the quality and effectiveness of the lending policy, loan purchase policy, internal asset review policy, charge-off, collection and recovery policies; current and anticipated conditions in the general and local economies which might affect the collectability of the institution's asset; anticipated changes in the composition or volume of the portfolio; reasonableness standards in accordance with regulatory agency policies; and the comparison of the Bank's GVA with that of industry peers.

        To assess the adequacy of the Bank's allowance for loan losses, the portfolio is segmented into three components: impaired loans, homogeneous loans, and non-homogeneous loans.

• Impaired loans have been defined as all loan types classified either substandard, doubtful, or loss (including loans which may have been upgraded but which are troubled debt restructurings). SVAs are measured on a loan-by-loan basis utilizing either the discounted cash flow or fair market value approaches, as defined under the accounting standards for impaired loans.

• Homogeneous loans have been defined as loans secured by one to four single-family residences, mobile home loans, and consumer loans, and are analyzed by their respective loan group. GVA loss estimates are measured utilizing annual loss rates for homogeneous pools. The Bank currently uses a loss horizon of four years for this analysis.

• Non-homogeneous loans include the following loan types: multifamily, commercial real estate, “bridge” loans, construction loans, and commercial unsecured. The non-homogeneous loans are analyzed individually. GVA loss estimates are developed based upon risk rating utilizing migration analysis, which considers the impact of losses on a loan-by-loan basis. A loss horizon of four years has been developed with the objective of achieving loss data to capture a full business cycle.

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

                                                     Allowance for Loan Losses by Loan Category

                                                                                            December 31,
                                                                   --------------------------------------------------------------
                                                                      2001         2000         1999         1998         1997
                                                                   ----------   ----------   ----------   ----------   ----------
                                                                               (Dollars in thousands)
Allowance for loan losses:
      Real estate .............................................    $    6,912   $    8,845   $   11,363   $   13,182   $   20,429
      Non-real estate .........................................         1,060          961        2,601        4,981        3,511
      Discounted loans ........................................           144          427        4,636        5,235       31,031
                                                                   ----------   ----------   ----------   ----------   ----------
      Total allowance for loan losses .........................    $    8,116   $   10,233   $   18,600   $   23,398   $   54,971
                                                                   ==========   ==========   ==========   ==========   ==========

Percentage of loans in each category to total loans:
      Real estate .............................................          98.6%        98.1%        94.1%        91.5%        51.9%
      Non-real estate .........................................           1.3          1.7          2.6          4.6          4.7
      Discounted loans ........................................           0.1          0.2          3.3          3.9         43.4
                                                                   ----------   ----------   ----------   ----------   ----------
      Total ...................................................         100.0%       100.0%       100.0%       100.0%       100.0%
                                                                   ==========   ==========   ==========   ==========   ==========

        The following table sets forth the activity in the allowance for loan losses during the periods indicated.

                                                      Activity in the Allowance for Loan Losses

                                                                              Year Ended December 31,
                                                      ------------------------------------------------------------------------
                                                          2001           2000           1999           1998           1997
                                                      ------------   ------------   ------------   ------------   ------------
                                                                               (Dollars in thousands)
      Balance, beginning of period ................   $     10,233   $     18,600   $     23,398   $     54,971   $     37,555
      Allocation of purchased loan discount:
            at acquisition ........................             --             --             --             --         49,957
            at disposition ........................             --         (1,150)        (1,538)       (18,259)       (33,197)
      Charge-offs .................................           (894)        (1,794)        (2,468)        (8,927)            --
      Recoveries ..................................            507            377            458            713          1,206
      Recapture of loan losses ....................         (1,730)        (5,800)        (1,250)        (5,100)          (550)
                                                      ------------   ------------   ------------   ------------   ------------
      Balance, end of period ......................   $      8,116   $     10,233   $     18,600   $     23,398   $     54,971
                                                      ============   ============   ============   ============   ============

        The table below sets forth the delinquency status of the Bank's loans at the dates indicated.

                                                   Delinquency Experience for Non-Discounted Loans

                                                                                       December 31,
                                                         ------------------------------------------------------------------------
                                                             2001           2000           1999           1998           1997
                                                         ------------   ------------   ------------   ------------   ------------
                                                                                  (Dollars in thousands)
Balance of delinquent loans:
      31-60 days ....................................    $      1,788   $     13,487   $      2,845   $      2,148   $      8,063
      61-90 days ....................................             836            920          1,162            931          2,297
      91 days or more (1) (2) .......................           7,570          4,452          3,816          6,940         28,574
                                                         ------------   ------------   ------------   ------------   ------------
            Total loans delinquent ..................    $     10,194   $     18,859   $      7,823   $     10,019   $     38,934
                                                         ============   ============   ============   ============   ============

Delinquent  loans as a percentage of total
    loan portfolio:
      31-60 days ....................................             0.3%           2.4%           0.6%           0.4%           4.4%
      61-90 days ....................................             0.2            0.1            0.3            0.2            1.3
      91 days or more (1) (2) .......................             1.4            0.8            0.8            1.5           15.7
                                                         ------------   ------------   ------------   ------------   ------------
            Total ...................................             1.9%           3.3%           1.7%           2.1%          21.4%
                                                         ============   ============   ============   ============   ============

(1)   All loans delinquent over 90 days were on nonaccrual status.

(2)   The Bank classifies loans as discounted or non-discounted on a pool basis. Each pool is designated as discounted or non-discounted based on whether the pool consists primarily of discounted or non-discounted loans at the time of acquisition. For example, a pool of non-discounted loans may contain non-performing loans at the time of acquisition as long as the non-performing loans were not the primary component of the pool at the time. At year-end 2001, the Bank held discounted loans with an aggregate principal balance of $0.7 million.

SPECIALTY SERVICING AND FINANCE OPERATIONS

        The Company's Specialty Servicing and Finance Operations are conducted by WCC, a majority-owned subsidiary of the Company formed in June 1999, and by WFC, a wholly-owned investment subsidiary. WCC provides loan portfolio management services, including billing, portfolio administration and collection services for pools of loans. WCC has developed specialized procedures and proprietary software designed to service performing, non-performing and sub-performing loans and foreclosed real estate. As part of its loan pool acquisition or servicing analysis, WCC develops a strategy for each pool of loans that is intended to maximize cash flow from that pool of loans. The Company is the majority owner of WCC and, as such, shares in 50.01% of WCC's revenues and expenses. The remaining 49.99% interest in WCC's operations is reflected as "Minority interest" in the Company's consolidated statements of operations.

        The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                                                                   December 31,
                                                                    ------------------------------------------
                                                                        2001           2000           1999
                                                                    ------------   ------------   ------------
                                                                              (Dollars in thousands)
Single-family residential ...............................           $  3,020,267   $  1,909,761   $  1,516,536
Multi-family residential ................................                141,297        163,511        104,307
Commercial real estate ..................................                192,275        223,539        221,605
Consumer and other (1) ..................................                 90,497        265,598        271,515
                                                                    ------------   ------------   ------------
      Total .............................................           $  3,444,336   $  2,562,409   $  2,113,963
                                                                    ============   ============   ============

(1) Approximately $166 million in unpaid principal balance of fully-reserved consumer loans previously acquired by the Company were charged off in January 2001.

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

        Loan pools acquired by the Company's Specialty Servicing and Finance Operations, at the time of acquisition, consist primarily of discounted loans. At December 31, 2001, WCC and WFC held approximately $15.3 million of discounted loans.

        The following table sets forth the composition of such discounted loans held by WCC and WFC by type of loan at the dates indicated.

                                                            Composition of Discounted Loans

                                                                                    December 31,
                                                      ------------------------------------------------------------------------
                                                          2001           2000           1999           1998           1997
                                                      ------------   ------------   ------------   ------------   ------------
                                                                               (Dollars in thousands)
Single-family residential ..........................  $      6,643   $      8,684   $     17,879   $    258,121   $    628,992
Multi-family residential ...........................         1,142            634          1,477          3,015         29,385
Commercial real estate .............................         1,582          3,464         14,990         31,768        109,808
Consumer and other (1) .............................        54,852        211,836        220,439        287,967        271,674
                                                      ------------   ------------   ------------   ------------   ------------
      Discounted Loans Principal Balance ...........        64,219        224,618        254,785        580,871      1,039,859
Unaccreted discount and deferred fees ..............        (3,497)        (1,385)        (4,624)        (6,569)      (308,046)
Allowance for loan losses (1) (2) (3) ..............       (45,413)      (213,019)      (223,675)      (270,588)       (63,304)
                                                      ------------   ------------   ------------   ------------   ------------
    Total Discounted Loans, net (4) ................  $     15,309   $     10,214   $     26,486   $    303,714   $    668,509
                                                      ============   ============   ============   ============   ============
(1)	Prior to 1999, the predecessor company to the Company purchased pools of non-performing loans at prices representing a significant discount from the loans' unpaid balances. The Company fully reserved for estimated losses on these discounted loans at the time of their acquisition. Currently, the Company is seeking to sell these loans, and continues to pursue collection on such loans when permitted by applicable collection statutes and where it is deemed cost-effective. Approximately $166 million in unpaid principal balance of fully-reserved discounted loans were charged off in January 2001.

(2)	For discussion of the allowance for loan losses allocation for purchase discount, see "Asset Quality--Allowance for Loan Losses."

(3)	Included in the allowance for loan losses at December 31, 1998 is $30.4 million classified as market valuation losses and impairments in the audited financial statements. The balance represents other than temporary impairment recognized to reduce the carrying value of certain non-discounted loans at December 31, 1998.

(4)	The real properties that secure the Company's discounted loans are located throughout the United States. At December 31, 2001, the five states with the greatest concentration of properties securing our discounted loans were California, Florida, Texas, Oregon and Massachusetts, in which the Company held $13.6 million, $10.4 million, $5.5 million, $2.9 million and $2.8 million principal amount of loans, respectively.

        Funding sources for the Company's servicing rights and, to a lesser extent, loan pool acquisitions consist largely of recourse and non-recourse debt secured by the underlying earning assets. The anticipated cash flows from these assets generally match the contractual repayment terms of such debt.

        The carrying value of our subordinated mortgage-backed securities at December 31, 2001, 2000, and 1999 totaled $3.4 million, $6.4 million and $9.6 million, respectively. The related short-term repurchase agreement which financed these securities was repaid in full in February 2001. We intend to purchase such securities in the future only in instances where such purchases carry the rights to service the underlying loan pools backing such securities.

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

                                                   WCC and WFC Foreclosed Real Estate by Loan Type

                                                                                       December 31,
                                                         ------------------------------------------------------------------------
                                                             2001           2000           1999           1998           1997
                                                         ------------   ------------   ------------   ------------   ------------
                                                                                  (Dollars in thousands)
      Loans (1):
            Single-family residential .................  $        358   $        449   $      1,872   $     18,827   $     45,501
            Multi-family residential ..................           118             53            199          2,610          2,270
            Commercial and other mortgage loans .......           380            834          2,916          5,831          9,970
                                                         ------------   ------------   ------------   ------------   ------------
                  Total ...............................           856          1,336          4,987         27,268         57,741
      Foreclosed real estate purchased directly:
            Single-family residential .................            --             --             --          4,173         40,706
            Commercial and other mortgage loans .......            --             --            273          2,011             --
      Valuation allowance for losses ..................          (554)          (345)        (1,567)            --             --
                                                         ------------   ------------   ------------   ------------   ------------
            Foreclosed real estate owned, net .........  $        302   $        991   $      3,693   $     33,452   $     98,447
                                                         ============   ============   ============   ============   ============

(1)    The decreases in foreclosed real estate are due to sale of the properties to third parties.

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

ITEM 2. Properties

        The Company's corporate headquarters and loan servicing operations are located in Portland, Oregon, where the Company leases approximately 61,000 square feet of office space from Watumull Properties Corp. pursuant to lease agreements expiring June 30, 2003 and December 31, 2003. The Bank leases its branch office in Beverly Hills, California, office space for its wholesale lending unit in Woodland Hills, California, and office space for its administrative offices in Calabasas, California pursuant to leases expiring September 30, 2003, February 28, 2004, and August 31, 2004, respectively.

        While the Company believes that its facilities are suitable and adequate for its present business purposes, it is currently exploring alternative real estate locations to meet its anticipated future growth needs.

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

        The Company believes that it has strong defenses with regard to such allegations and intends to contest the claims vigorously unless a satisfactory settlement can be reached. Without limitation, as part of the June 1999 reorganization of the Company, CCL, on behalf of the CCL Investors, provided the Company with a release of all claims that they might have had against the Company, pursuant to the Plan of Reorganization approved by the Delaware Bankruptcy Court. The plaintiffs contend that CCL did not have authority to provide this release and that the releases were fraudulently obtained. In addition, the Company's former executives have requested that the Company indemnify them as directors and officers of the Company for their costs and potential liability to the extent such amounts are not covered by insurance.

        The District Court of Oregon appointed a mediator to supervise a limited discovery procedure in most of the above cases and to determine if the claims can be resolved by settlement. The Company and the plaintiffs continue to participate in the mediation process. The parties are under a confidentiality order prohibiting any disclosure of the status of any settlement discussions.

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

PART II.

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock, par value $0.01 per share (the "Common Stock") is traded over-the-counter under the symbol "WFSG.OB." The approximate number of record holders of the Company's Common Stock at March 1, 2002 was 44.

        The following table sets forth the range of high and low sales prices for Common Stock for the periods indicated:

                                               Period                             High            Low
                                               ------                             -----          -----
                          Year ended December 31, 2001:
                                First Quarter..........................           $1.78          $1.13
                                Second Quarter.........................           $2.42          $1.69
                                Third Quarter..........................           $1.95          $1.60
                                Fourth Quarter.........................           $2.05          $1.75

                          Year ended December 31, 2000:
                                First Quarter..........................           $1.44          $0.81
                                Second Quarter.........................           $1.88          $0.81
                                Third Quarter..........................           $1.69          $1.05
                                Fourth Quarter.........................           $1.38          $1.03

        The Company has not paid any cash dividends on its Common Stock. It is the current intention of the Company's Board of Directors to retain earnings to finance the growth of the Company's business rather than to pay dividends.

ITEM 6. Selected Financial Data and Operating Statistics

        The following tables present selected financial information for the Company at the dates and for the periods indicated. The historical income statement and balance sheet data for the five years presented have been derived from the audited consolidated financial statements of the Company. The 1999 income statement and operating data includes the five-month period ended May 31, 1999 prior to reorganization ("Predecessor Company") and the seven-month period ended December 31, 1999 following reorganization ("Reorganized Company"). Management does not believe that the results of the Predecessor Company are comparable to those of the Reorganized Company.

                                                                                          Year Ended December 31,
                                                                       -------------------------------------------------------------
                                                                         2001         2000         1999         1998         1997
                                                                       ---------    ---------    ---------    ---------    ---------
                                                                             (Dollars in thousands, except per-share amounts)
Income Statement Data:
Total interest income ..............................................   $  57,516    $  54,520    $  64,623    $ 140,516    $ 110,057
Total interest expense .............................................      35,687       35,655       43,992      125,458       86,836
                                                                       ---------    ---------    ---------    ---------    ---------
      Net interest income ..........................................      21,829       18,865       20,631       15,058       23,221
(Recapture of) provision for loan losses(1) ........................      (1,784)      (4,027)       3,722       13,338        1,991
                                                                       ---------    ---------    ---------    ---------    ---------
      Net interest income after (recapture of) provision for loan
        losses .....................................................      23,613       22,892       16,909        1,720       21,230
Other income (loss):
      Servicing income .............................................      17,366       12,691        9,674        6,497        5,580
      Loan fees and charges ........................................       2,080        3,145        4,492        4,210          825
      Market valuation losses and impairments ......................          --           --      (10,837)    (113,711)          --
      Permanent write-down of mortgage servicing rights ............          --           --           --      (13,704)          --
      Gain on sale of loans ........................................       1,475        1,244        1,494       19,240       39,049
      (Loss) gain on sale of securities ............................        (262)        (438)         423        4,024        3,742
      Trading account gain, net ....................................          --           --           --        1,630        2,330
      Real estate owned, net .......................................         (46)        (308)       3,814        5,508        6,309
      Bankcard income, net .........................................       2,286        4,115        4,142        4,908        1,995
      Gain on sale of Bankcard operations ..........................       5,118           --           --           --           --
      Discontinuation of European operations .......................          --           --       (2,365)          --           --
      Other income (loss), net .....................................       1,684        5,096        4,823      (12,755)       1,473
                                                                       ---------    ---------    ---------    ---------    ---------
            Total other income (loss) ..............................      29,701       25,545       15,660      (94,153)      61,303
                                                                       ---------    ---------    ---------    ---------    ---------
Other expenses:
      Compensation and employee benefits ...........................      25,052       23,653       29,298       36,787       14,404
      Loan service fees and expenses ...............................          --           --        8,523       39,277       28,126
      Professional services ........................................       6,560        4,596        6,413        9,306        3,171
      Occupancy ....................................................       2,106        2,405        2,682        2,461        1,125
      FDIC insurance premiums ......................................         703          892          812          896        1,049
      Corporate travel and development .............................         475        1,002        2,622        6,851        3,439
      Depreciation and amortization ................................       2,429        3,520        2,551        3,995          495
      Investor participation interest ..............................       1,036           --           --           --           --
      Other general and administrative expenses ....................       6,988        6,794        9,223       13,709        4,923
                                                                       ---------    ---------    ---------    ---------    ---------
            Total other expenses ...................................      45,349       42,862       62,124      113,282       56,732
                                                                       ---------    ---------    ---------    ---------    ---------
Income (loss) before reorganization items, minority interest,
   income tax provision (benefit) and extraordinary items ..........       7,965        5,575      (29,555)    (205,715)      25,801
Reorganization items ...............................................          --           --      (52,034)          --           --
                                                                       ---------    ---------    ---------    ---------    ---------
Income (loss) before minority interest, income tax provision
   (benefit) and extraordinary items ...............................       7,965        5,575      (81,589)    (205,715)      25,801
Minority interest(2)................................................         647        1,203          542           --           --
                                                                       ---------    ---------    ---------    ---------    ---------
Income (loss) before income tax provision (benefit) and
   extraordinary items .............................................       8,612        6,778      (81,047)    (205,715)      25,801
Income tax provision (benefit) .....................................       3,000        3,596        1,312       (4,056)      10,637
                                                                       ---------    ---------    ---------    ---------    ---------
Income (loss) before extraordinary items ...........................       5,612        3,182      (82,359)    (201,659)      15,164
Extraordinary items, net of tax ....................................          --          239      225,606           --           --
                                                                       ---------    ---------    ---------    ---------    ---------
Net income (loss) ..................................................   $   5,612    $   3,421    $ 143,247    $(201,659)   $  15,164
                                                                       =========    =========    =========    =========    =========
Basic income (loss) per share(3) ...................................   $    0.28    $    0.17          N/A    $  (18.93)   $    1.79

                                                                                               December 31,
                                                                       -------------------------------------------------------------
                                                                         2001          2000        1999         1998         1997
                                                                       ---------    ---------    ---------    ---------   ----------
                                                                                                   (Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents ...........................................  $  37,876    $   9,516    $  54,168    $  23,468   $  66,115
Portfolio Assets:(4)
      Discounted Loans, net .........................................     15,309       10,214       22,518       51,989     463,355
      Non-Discounted Loans, net .....................................    525,034      561,876      460,656      740,233     464,602
      Mortgage-backed and other securities ..........................    127,540       54,138       59,728      134,005     362,347
      Foreclosed real estate, net ...................................        731        1,770       11,571       62,168     169,612
                                                                       ---------    ---------    ---------    ---------   ---------
            Total portfolio assets ..................................    668,614      627,998      554,473      988,395   1,459,916
Total assets ........................................................    769,004      696,050      654,518    1,084,253   1,629,027
Deposits ............................................................    439,469      435,073      419,285      510,430     362,598
Short-term debt .....................................................      9,970        9,123       31,927      420,816     966,500
FHLB advances .......................................................    189,500      132,000       80,000           --          --
Long-term financing .................................................     14,474        1,634           --           --          --
Notes payable .......................................................         --           --           --      184,245     184,245
Stockholders' equity (deficit) ......................................     91,420       86,595       78,333      (92,795)     99,122

                                                                                        Year Ended December 31,
                                                                         ----------------------------------------------------------
                                                                           2001       2000        1999         1998         1997
                                                                         --------   --------   ----------   ----------   ----------

Financial Ratios and Other Data:
Return on average assets(5) .........................................       0.75%      0.50%       17.86%      (11.85)        1.22%
Return on average equity(6) .........................................       6.18%      4.16%    1,172.46%     (273.93)       19.48%
Average interest yield on total loans(7) ............................       7.89%      6.17%        5.97%        7.91%        9.68%
Net interest spread(8)(9) ...........................................       1.61%     (0.07)        0.42%        0.17%        2.03%
Net interest margin(9)(10)...........................................       2.80%      2.18%        2.04%        0.86%        2.03%
Ratio of earnings to fixed charges(11):
      Including interest on deposits ................................       1.24       1.19         0.34           --         1.30
      Excluding interest on deposits ................................       1.80       1.70           --           --         1.42
Long-term debt to total capitalization(12) ..........................       0.69       0.60         0.52         2.01         0.65
Total financial liabilities to equity ...............................       7.41       7.03         7.36         N/A         15.43
Average equity to average assets(13) ................................      12.08%     11.96%        1.52%        4.33%        6.25%
Non-performing loans to loans at end of period(14)(15) ..............       1.43%      0.78%        2.95%        3.27%       12.83%
Allowance for loan losses to total loans at end of period ...........       1.58%      1.86%        5.74%        4.53%        5.98%

                                                                                    Year Ended December 31,
                                                            ------------------------------------------------------------------------
                                                               2001           2000           1999           1998           1997
                                                            -----------    -----------    -----------    -----------    ------------
Operating Data:                                                                     (Dollars in thousands)
Investments and originations:
      Discounted Loans and foreclosed real estate .......   $    15,515    $     5,403    $     3,830    $   179,105    $   584,014
      Non-Discounted Loans ..............................       150,137        155,385        164,023        907,328        673,234
      Mortgage originations .............................        74,026         56,177         32,317        811,769         77,918
      Mortgage-backed and other securities ..............       102,535         15,048            792        133,092        310,220
                                                            -----------    -----------    -----------    -----------    -----------
            Total .......................................       342,213        232,013        200,962      2,031,294      1,645,386
Repayments ..............................................      (260,976)      (109,319)      (163,666)      (327,785)      (196,646)
Loan sales and securitizations ..........................       (37,963)       (28,362)      (354,634)    (1,535,501)      (486,109)
Net change in portfolio assets ..........................        40,616         73,525       (433,922)      (471,521)       885,160
(1)	In 2001 and 2000, FBBH had recaptures of loan loss reserves of $2.1 million and $5.8 million, respectively, which were partially offset by loan loss provisions by the Bank and in the Company's Specialty Servicing and Finance Operations.
(2)	WCC incurred net losses in 2001, 2000 and 1999. Consequently, the share of WCC's results in which WFSG does not have an interest is presented as an addition on WFSG's consolidated statements of operations.
(3)	Earnings per share amounts are based on weighted average number of shares outstanding of WFSG stock during the applicable periods. For 1999, earnings per share for the full year is not applicable, as the company had a different issuance of common stock for the five-month period ended May 31, 1999 (prior to the reorganization) than for the seven-month period ended December 31, 1999 (subsequent to the reorganization). See Item 14(a)--Financial Statements for earnings per share amounts for the Predecessor Company for the five months ended May 31, 1999 and for the Reorganized Company for the seven months ended December 31, 1999.
(4)	During 1998 the Company sold to Wilshire Real Estate Investment Inc. ("WREI", now known as Fog Cutter Capital Group Inc.) (i) $44.1 million of loans, (ii) mortgage-backed securities for approximately $127.2 million, and (iii) international investments in the United Kingdom for approximately $3.3 million.
(5)	Excluding the extraordinary gain on extinguishment of debt and non-recurring costs incurred in connection with the reorganization, the Company's return on average assets for 1999 was (3.78)%.
(6)	The results for 1999 reflect the Company's deficit balance in its equity for the first five months of 1999, which significantly reduced the average equity (denominator) for the year. For the seven-month period subsequent to the reorganization, the Company's annualized return on average equity was (27.85)%.
(7)	The decrease in yield for 1999 was due to the large proportion of Discounted Loans in the Company's portfolio. The average balance of Discounted Loans represents the gross unpaid principal balance before adjusting for allowances for loan losses, but interest on such loans is recognized only when cash is received. As a result, these loans have an adverse effect on the overall loan yield. In January 2001, the Company charged off approximately $166 million in Discounted Loans.
(8)	Net interest spread represents average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.
(9)	The reductions in net interest margin and net interest spread in 1998 primarily reflected the significant increase in the Company's holdings of Discounted Loans. The acquisition of a pool of Discounted Loans tends to reduce net interest margin and net interest spread, because the interest cost of the debt used to fund the acquisition is not offset by a corresponding increase in interest income. Relatively little cash flow from a pool of Discounted Loans is generally received during the six to nine months following the acquisition of a pool of Discounted Loans and the Company only recognizes interest and discount on Discounted Loans when those loans result in the receipt of cash. In addition, a significant portion of the income associated with Discounted Loans generally results from gains on sales of foreclosed real estate, which are not reflected in interest income. The reductions also reflected interest expense on the Company's $184.2 million in 13% Notes and 13% Series B Notes payable (the "Notes"), the proceeds of which were held for part of such periods in a lower-yielding liquid investment prior to their use by the Company to fund acquisitions. In March 1999, these Notes were canceled and subsequently converted into equity as part of the Company's restructuring.
(10)	Net interest margin represents net interest income divided by total average interest-earning assets. The increase in interest margin in 1999 was primarily due to the cancellation of the Notes as part of the Company's restructuring. As a result, the Company's interest expense on the Notes decreased by approximately $21.3 million during 1999, significantly increasing net interest income as a percentage of interest-earning assets.
(11)	The ratios of earnings to fixed charges were computed by dividing (x) income from continuing operations before income taxes and extraordinary gains plus fixed charges by (y) fixed charges. Fixed charges represent total interest expense, including and excluding interest on deposits, as applicable, as well as the interest component of rental expense. During 1999 and 1998, earnings were inadequate to cover fixed charges by $15.0 million and $80.3 million, respectively.
(12)	Total capitalization equals long-term debt plus equity.
(13)	Average equity to average assets decreased substantially in 1999, as the Company had a deficit balance in its equity for the first five months of 1999, significantly reducing the average equity (numerator) for the year. For the seven-month period subsequent to the reorganization, the Company's average equity to average assets was 11.58%.
(14)	Non-performing loans include all Non-Discounted Loans that have been placed on non-accrual status by the Company. Non-Discounted Loans are placed on non-accrual status when they became past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.
(15)	Discounted Loans are not included in non-performing loans.

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

Results of Operations - 2001 Compared to 2000

CONSOLIDATED RESULTS

        Our consolidated net income was approximately $5.6 million, or $0.28 per basic share, for the year ended December 31, 2001, compared with $3.4 million, or $0.17 per basic share, for the year ended December 31, 2000. This increase in net income resulted from a number of factors, including the following: (1) Our banking subsidiary, First Bank of Beverly Hills, F.S.B. ("FBBH" or the "Bank"), recorded a pre-tax gain of $5.1 million on the sale of its bankcard processing division in June 2001; (2) our net servicing income increased by approximately $4.7 million during 2001, reflecting the significant growth of our asset servicing operations despite the steady decline in interest rates throughout 2001 and resultant increase in loan prepayments; and (3) our consolidated net interest income increased by approximately $3.0 million from 2000 to 2001 as a result of problem asset recoveries and overall improvement in our portfolio of interest-earning assets.

        Our results continue to be negatively impacted by certain events that occurred prior to our 1999 restructuring. During 2001 we incurred approximately $3.0 million in legal expenses related to litigation arising from such events, including $2.1 million of costs that we advanced to two of the Company's former executives. A portion of these advances have been recovered through insurance, and additional amounts may be recoverable in the future. In the fourth quarter of 2001 the Company incurred approximately $1.0 million in other legal fees and write-downs related to pre-restructuring events. These legal expenses contributed to a $2.5 million increase in other operating expenses, which partially offset the gains described above. Also offsetting our increases in income was a decrease in recaptures of loan loss provisions of $2.2 million and a decrease in miscellaneous income, as the results for 2000 included a gain from settlement of litigation with our former affiliate, Wilshire Real Estate Investment Inc. (now known as Fog Cutter Capital Group Inc.).

        Our consolidated stockholders' equity was $91.4 million at December 31, 2001, compared with $86.6 million at December 31, 2000, an increase of $4.8 million. This increase reflects our net income for the year and after-tax unrealized gains of $0.2 million. In addition, in 2001 we recognized the benefit of a portion of our pre-reorganization net operating loss carryforwards and, as a result, we recorded approximately $8.7 million in related tax benefits during the year. The realization of these tax benefits is reflected as a direct increase to stockholders' equity, and not as a tax benefit on the consolidated statement of operations, since the related net operating losses were generated in periods prior to our June 1999 reorganization.

        In December 2001 we repurchased approximately 4.2 million shares of our common stock, representing nearly 21% of the total shares then outstanding, from one of our shareholders, partially offsetting the increases in stockholders' equity described above. We financed this purchase primarily through borrowings on an existing line of credit, which were subsequently repaid with proceeds from approximately $7.7 million in 8% convertible subordinated debentures due December 15, 2005, which we issued in a private placement in January and February 2002.

Interest Income

        A significant portion of our consolidated earnings arises from net interest income, which is the difference between interest income received and interest expense paid. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities, the degree of mismatch in the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities, the percentage of discounted loans included in the portfolio and the timing of receipt or accretion of purchase discount. In addition, net interest income reflects the full interest cost of funding the acquisition of discounted loans and foreclosed real estate but does not reflect any accretion of purchase discount on those assets until cash is collected (which generally occurs later in the life of a pool of discounted loans) and does not reflect any gain on sales of foreclosed real estate.

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

                                              Interest-Earning Assets and Interest-Bearing Liabilities

                                                                            Year Ended December 31,
                                             --------------------------------------------------------------------------------------
                                                         2001                        2000                        1999
                                             ---------------------------- --------------------------- -----------------------------
                                             Average            Average   Average           Average   Average             Average
                                             Balance  Interest Yield/Rate Balance Interest Yield/Rate Balance  Interest  Yield/Rate
                                             -------- -------- ---------- ------- -------- ---------- -------  --------  ----------
                                                                                          (Dollars in thousands)
Average Assets:
Mortgage-backed securities ................  $ 56,350 $  4,265     7.57%  $51,817 $  4,084     7.88%   $98,007  $ 10,794     11.01%
Loan portfolio net of unaccreted discounts
  /unamortized premium(1) .................   646,345   50,982     7.89   789,510   48,717     6.17    872,387    52,099      5.97
Investment securities and other ...........    78,299    2,269     2.90    24,926    1,719     6.90     42,543     1,730      4.07
                                             -------- -------- ---------  ------- -------- --------- ---------  -------- ----------
     Total interest-earning assets ........   780,994   57,516     7.36   866,253   54,520     6.29  1,012,937    64,623      6.38
                                             -------- -------- ---------  ------- -------- --------- ---------  -------- ----------
Non-interest earning cash .................     1,711                       4,445                        8,487
Allowance for loan losses .................   (68,818)                   (237,558)                    (279,645)
Other assets ..............................    37,769                      55,115                       70,488
                                             --------                    --------                    ---------
     Total assets .........................  $751,656                    $688,255                    $ 812,267
                                             ========                    ========                    =========

Average Liabilities and Stockholders' Equity:
Interest-bearing deposits .................  $453,223 $ 24,914     5.50% $424,418 $ 26,014     6.13% $ 466,187  $ 25,913      5.56%
FHLB advances .............................   153,269    9,575     6.25   111,615    7,294     6.53     33,115     1,935      5.84
Short-term borrowings .....................     5,270      121     2.30    21,323    1,935     9.07    161,209    11,000      6.82
Other borrowings(2) .......................     9,273    1,077    11.61     3,336      412    12.35     77,840     5,144      6.61
                                             -------- -------- --------- -------- -------- --------- ---------  --------  ---------
     Total interest-bearing liabilities ...   621,035   35,687     5.75   560,692   35,655     6.36    738,351    43,992      5.96
                                             -------- -------- --------- -------- -------- --------- ---------  --------  ---------
Non-interest bearing deposits .............     7,874                      12,902                       12,108
Other liabilities .........................    31,914                      32,354                       49,590
                                             --------                    --------                    ---------
     Total liabilities ....................   660,823                     605,948                      800,049
Stockholders' equity ......................    90,833                      82,307                       12,218
                                             --------                    --------                    ---------
     Total liabilitie and stockholders'
          equity ..........................  $751,656                    $688,255                    $ 812,267
                                             ========                    ========                    =========
Net interest income .......................           $ 21,829                    $ 18,865                      $ 20,631
                                                      ========                    ========                      ========
Net interest spread(3)(4) .................                        1.61%                      (0.07)%                         0.42%
Net interest margin(4) ....................                        2.80%                       2.18%                          2.04%
Ratio of average interest-earning assets to
    average interest-bearing liabilities ....  125.76%                     154.50%                      137.19%
(1)	The average balances of the loan portfolio include Discounted Loans and non-performing loans, on which interest is recognized on a cash basis.
(2)	Interest expense on other borrowings includes financing charges and other fees not associated with any borrowing balance. Our weighted-average contractual rate of interest paid on other borrowings was approximately 3.50% for 2001.
(3)	Net interest spread represents average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.

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

                                                                                         Changes in Net Interest Income

                                                                         Year Ended December 31,
                                       --------------------------------------------------------------------------------------------
                                               2001 v. 2000                    2000 v. 1999                    1999 v. 1998
                                       -----------------------------  ------------------------------  -----------------------------
                                       Increase (Decrease)    Net     (Decrease) Increase     Net     (Decrease)  Increase     Net
                                         Rate     Volume     Change      Rate     Volume     Change      Rate     Volume    Change
                                       -------- ----------  --------  ---------- ---------  --------  ----------  -------  ---------

Interest-Earning Assets:
  Mortgage-backed securities.......... $  (167) $      348  $    181  $  (2,525) $ (4,185)  $ (6,710) $   2,853  $(17,735) $(14,882)
  Loan portfolio......................  12,069      (9,804)    2,265      1,689    (5,071)    (3,382)   (23,267)  (36,078)  (59,345)
  Investment securities and other.....  (1,451)      2,001       550        892      (903)       (11)      (135)   (1,531)   (1,666)
                                       -------  ----------  --------  ---------  --------   --------  ---------  --------- ---------
       Total interest-earning assets..  10,451      (7,455)    2,996         56   (10,159)   (10,103)   (20,549)  (55,344)  (75,893)
Interest-Bearing Liabilities:
  Interest-bearing deposits...........  (2,793)      1,693    (1,100)     2,534    (2,433)       101     (1,088)    1,435       347
  FHLB advances.......................    (334)      2,615     2,281        255     5,104      5,359         --     1,935     1,935
  Short-term borrowings and other
     Interest-bearing obligations.....    (904)       (910)   (1,814)     2,761   (11,826)    (9,065)    (7,258)  (56,116)  (63,374)
  Long-term debt......................     (26)        691       665      2,434    (7,166)    (4,732)    (9,681)  (10,693)  (20,374)
                                       -------  ----------  --------  ---------  --------   --------  ---------  ---------  --------
       Total interest-bearing
          liabilities.................  (4,057)      4,089        32      7,984   (16,321)    (8,337)   (18,027)  (63,439)  (81,466)
                                       -------  ----------  --------  ---------  --------   --------  ---------  ---------  --------
  Increase (decrease) in net
      interest income................. $14,508  $  (11,544) $  2,964  $  (7,929) $  6,163   $ (1,766) $  (2,522) $   8,095  $  5,573
                                       =======  ==========  ========  =========  ========   ========  =========  =========  ========

        The Company's consolidated net interest income was approximately $21.8 million for the year ended December 31, 2001, compared with $18.8 million for the year ended December 31, 2000, an increase of approximately $3.0 million. The consolidated net interest spread and margin were 1.61% and 2.80%, respectively, for the year ended December 31, 2001, compared with (0.07)% and 2.18%, respectively, for the year ended December 31, 2000.

        Average interest-earning assets were $781.0 million for the year ended December 31, 2001, down from $866.3 million for the year ended December 31, 2000. The average yield earned on our interest-earning assets was 7.36% in 2001, compared with 6.29% in 2000. Average interest-bearing liabilities were $621.0 million for the year ended December 31, 2001, compared with $560.7 million for the year ended December 31, 2000. The average cost of our interest-bearing liabilities was 5.75% for 2001, compared with 6.36% for 2000.

        The increase in the consolidated net interest spread from 2000 to 2001 was largely due to the charge-off of approximately $166 million unpaid principal balance of non-performing loans in our Specialty Servicing and Finance Operations in January 2001. This contributed to a 172-basis point increase in the consolidated yield on loans (from 6.17% in 2000 to 7.89% in 2001) and a 107-basis point increase in the yield on total interest-earning assets, despite the steady decline in interest rates throughout the year. In addition, as discussed earlier, the average cost of interest-bearing liabilities decreased by 61 basis points from 2000 to 2001.

        The increase in the consolidated net interest margin from 2000 to 2001 was primarily due to two factors: (1) consolidated loan interest income increased by $2.3 million as a result of FBBH's and WFC's purchases of loan portfolios during the year, and (2) average interest-earning assets decreased by approximately $85.3 million from 2000 to 2001 as a result of the loan charge-offs described above, and also due to increases in loan prepayments triggered by the sharp decline in interest rates.

        Following is a discussion of the operating results of the Company's two business segments: our Banking Operations and our Specialty Servicing and Finance Operations.

FIRST BANK OF BEVERLY HILLS, F.S.B.

        The following tables compare operating income before taxes for FBBH for the years ended December 31, 2001 and 2000 (dollars in thousands):

                                                             Year Ended December 31,
                                                  ------------------------------------------
                                                                                  Increase
                                                      2001           2000        (Decrease)
                                                  ------------   ------------   ------------
        Interest income ........................  $     51,901   $     50,847   $      1,054
        Interest expense .......................        34,472         33,946            526
                                                  ------------   ------------   ------------
        Net interest income ....................        17,429         16,901            528
        Recapture of loan losses ...............        (1,730)        (5,800)         4,070
                                                  ------------   ------------   ------------
        Net interest income after recapture of
           loan losses .........................        19,159         22,701         (3,542)
        Other income ...........................         9,227          6,744          2,483
        Other expense ..........................        15,845         21,143         (5,298)
                                                  ------------   ------------   ------------
        Income before taxes ....................  $     12,541   $      8,302   $      4,239
                                                  ============   ============   ============

Net Interest Income
        The Bank's net interest income for the year ended December 31, 2001 was approximately $17.4 million, compared with approximately $16.9 million for the year ended December 31, 2000. Total interest income increased by approximately $1.1 million from 2000 to 2001, which was partially offset by a $0.5 million increase in interest expense.

        FBBH's average balance of interest-earning assets increased by approximately $65.4 million in 2001, largely due to the Bank's purchase of $131 million in adjustable-rate mortgage loans in the second quarter, and also as a result of an increase in the average fed funds balance during the year. However, the declining interest-rate environment in 2001 particularly affected the Bank's interest-earning assets, which generally reprice in advance of its interest-bearing liabilities. The Bank's average yield on loans decreased from 8.57% in 2000 to 8.17% in 2001, and its yield on fed fund investments declined from 5.9% in 2000 to 4.0% in 2001. These decreases in yields, in addition to the unusually high prepayments of loans triggered by the drop in rates, offset much of the effects of the higher asset volume.

        The Bank's average deposits balance increased by approximately $28.8 million from 2000 to 2001, as the Bank raised significant amounts of certificates of deposit in the second quarter to fund the loan purchases described above. However, the average rate paid on deposits declined by 63 basis points, from 6.13% in 2000 to 5.50% in 2001, resulting in a $1.1 million decrease in deposit interest expense.

        The Bank made additional FHLB Advance borrowings in the first and fourth quarters of 2001 to replace certificates of deposit and to fund some of its purchases of mortgage-backed and other investment securities. As a result, the average balance of FHLB Advances increased by approximately $41.7 million in 2001, and the Bank's interest expense on FHLB Advances increased by approximately $2.3 million from 2000 to 2001. Substantially all of the Bank's FHLB Advances had fixed rates of interest and thus were unaffected by the declines in interest rates.

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

        The Bank's provision for loan losses for the year ended December 31, 2001 was a net recapture of $1.7 million, compared with recaptures of $5.8 million for the year ended December 31, 2000. In September 2001, pursuant to the settlement and payoff of a troubled loan, the Bank recaptured $2.1 million in provision previously taken on such loan. This recapture was partially offset by loan loss provisions of approximately $0.4 million during the current year. The reversals of reserves in 2000 were the result of two factors: (1) the Bank sold $13.1 million book value of non-performing and sub-performing loans in June 2000 and recaptured the related reserves and (2) the Bank's periodic analyses of the adequacy of loan loss reserves indicated that the reserves were excessive due to the continued seasoning and improved loss performance of the Bank's loan portfolio.

Other Income
        The Bank's other income was approximately $9.2 million for the year ended December 31, 2001, compared with approximately $6.7 million for the year ended December 31, 2000. This increase in other income was primarily due to the Bank's sale of its Bankcard division in June 2001 for a gain of $5.1 million, and a $0.9 million increase in gains on sales of loans. These increases were partially offset by a $1.8 million decline in Bankcard income from 2000 to 2001, as the 2001 results included only six months' activity. Also offsetting the gains described above was a $0.4 million decrease in real estate income due to reduced sales activity in 2001, a loss of approximately $0.3 million on the Bank's sale of its mortgage banking subsidiary, George Elkins Mortgage Banking ("GEMB") in June 2001, and a decline in loan fees of approximately $1.2 million due to the sale of GEMB.

Other Expenses
        The Bank's other expenses were approximately $15.8 million for the year ended December 31, 2001, compared with approximately $21.1 million for the year ended December 31, 2000, a decrease of $5.3 million. This decrease was largely due to the Bank's sales of its Bankcard and mortgage banking divisions in June 2001, which resulted in savings of approximately $5.0 million in other operating expenses (primarily compensation and employee benefits and, to a lesser extent, occupancy, data processing and marketing expenses) for the remainder of 2001. In addition, the year 2000 expenses contained approximately $2.0 million in write-downs of goodwill related to GEMB and other capitalized costs. However, these decreases were partially offset by additional charges earlier in 2001, including severance pay for some of the Bank's former executives, and professional services and consulting fees associated with conversions of the Bank's accounting and deposit systems.

Operating Divisions

        Through June 30, 2001, the Bank's businesses consisted of three primary divisions: lending and deposit banking services, mortgage loan origination and brokerage services (GEMB) and Bankcard processing. The GEMB and Bankcard divisions were sold in June 2001. Consequently, the Bank's income subsequent to June 30, 2001 has been derived solely from its core retail banking and lending activities.

        The operating results (before income taxes) of the Bank's businesses for the years ended December 31, 2001 and 2000 are summarized in the following table and discussed in further detail below:

                                                                                    Year Ended
                                                                                   December 31,
                                                                          ------------------------------
                                                                               2001            2000
                                                                          -------------    -------------
                                                                               (Dollars in thousands)
                         Lending and deposit banking services...........  $       7,150    $      10,522
                         Net gain on sales of Bankcard and GEMB.........          4,798               --
                         George Elkins..................................           (246)          (2,922)
                         Bankcard income, net...........................            839              702
                                                                          -------------    -------------
                             Total Bank income (pre-tax)................  $      12,541    $       8,302
                                                                          =============    =============

Lending and Deposit Banking
        Income in FBBH's banking operations was approximately $7.2 million for the year ended December 31, 2001, compared with $10.5 million for the year ended December 31, 2000. This decrease was primarily due to a $4.1 million decrease in recaptures of loan losses from 2000 to 2001, partially offset by an increase in net interest income.

George Elkins
        The net loss from the Bank's mortgage loan origination and brokerage services in 2001 was approximately $0.2 million, reflecting GEMB's operations through June 30, 2001. For the year ended December 31, 2000, GEMB's loss was approximately $2.9 million, which included approximately $2.0 million in write-downs of goodwill and other capitalized costs. Effective June 30, 2001, the Bank sold this division for a net loss of approximately $0.3 million.

Bankcard Division
        The Bank's income from its merchant bankcard operations was approximately $0.8 million for the year ended December 31, 2001, compared with $0.7 million for the year ended December 31, 2000. The increase in income was primarily due to recaptures of loan losses of $0.2 million in 2001, compared with loan loss provisions of $0.2 million in 2000. Gross bankcard revenues and expenses decreased substantially from 2000 to 2001, as the amounts for 2001 reflect only six months' activity.

Changes in Financial Condition – First Bank of Beverly Hills

        Following are condensed statements of financial condition for FBBH as of December 31, 2001 and 2000:

                                                                December 31,   December 31,
                                                                    2001           2000
                                                                ------------   ------------
                                                                   (Dollars in thousands)
ASSETS:
Cash and cash equivalents ..................................    $     35,841   $      7,907
Mortgage-backed securities available for sale, at fair value         116,173         47,738
Investment securities available for sale, at fair value ....           8,000             --
Loans, net .................................................         525,302        562,257
Real estate owned, net .....................................             429            779
Receivables from loan servicers ............................           1,114          3,089
Other assets ...............................................          29,907         24,603
                                                                ------------   ------------
    Total assets ...........................................    $    716,766   $    646,373
                                                                ============   ============

LIABILITIES:
Deposits ...................................................    $    439,469   $    435,073
FHLB advances ..............................................         189,500        132,000
Other liabilities ..........................................          19,203         17,322
                                                                ------------   ------------
    Total liabilities ......................................         648,172        584,395

NET WORTH ..................................................          68,594         61,978
                                                                ------------   ------------
    Total liabilities and net worth ........................    $    716,766   $    646,373
                                                                ============   ============

        Mortgage-Backed and Other Securities. The Bank's portfolio of mortgage-backed securities increased by approximately $68.4 million during the year ended December 31, 2001. This increase was due to purchases of $94.5 million in securities (substantially all of which occurred in November and December), partially offset by principal repayments of $25.3 million and an increase in unrealized holding losses of $0.5 million. The Bank also purchased $8.0 million in other investment securities available for sale in December 2001.

        Loans, net. The Bank's portfolio of loans, net of discounts and allowances, decreased by approximately $37.0 million during the year ended December 31, 2001. The decline in interest rates throughout the year triggered an acceleration of loan repayments, which totaled $229.7 million for the year. The Bank also sold for a gain approximately $31.4 million of loans in June 2001. Partially offsetting these repayments and sales were loan purchases during the year of $150.1 million and new loan originations of $74.0 million.

        Real Estate Owned, net. The Bank's real estate owned, net decreased by $0.35 million during 2001 due to sales of properties for proceeds of approximately $1.2 million, partially offset by acquisitions of real estate during the year through foreclosures from its portfolio of loans.

        Deposits. The Bank's deposits increased by approximately $4.4 million during the year ended December 31, 2001. As a result of the decline in interest rates, the Bank significantly increased its certificates of deposit in the second quarter of 2001 to fund its loan acquisitions, and again prior to year-end to fund the purchases of mortgage-backed and other investment securities discussed above. These increases were largely offset by maturities of time deposits, substantially all of which were not renewed, and by a decrease in Bankcard reserve deposits pursuant to the sale of the Bankcard division in June 2001.

        FHLB Advances. The Bank's FHLB Advances increased by $57.5 million during the year ended December 31, 2001, as a result of new borrowings of $70.5 million, partially offset by repayments of $13.0 million. These advances have original maturities ranging from two to five years, which assists in reducing the Bank's sensitivity to market interest-rate fluctuations and enables the Bank to more closely match the anticipated maturities of its investments to its overall borrowings.

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

        The following table sets forth the regulatory capital ratios of the Bank at December 31, 2001.

                                                              Regulatory Capital Ratios
                                                                                                      To be Categorized
                                                                                                              as
                                                                                 Amount Required      "Well Capitalized"
                                                                                   For Capital           under Prompt
                                                                                    Adequacy          Corrective Action
                                                               Actual               Purposes              Provisions
                                                       --------------------   --------------------   --------------------
                                                        Amount      Ratio      Amount      Ratio      Amount      Ratio
                                                       ---------   --------   ---------   --------   ---------   --------
                                                                                            (Dollars in thousands)
Total Capital to Risk-Weighted Assets (Risk-Based
Capital).............................................. $  70,858      15.7%   $  36,014      =>8.0%  $  45,018     =>10.0%
Tier 1 Capital to Risk-Weighted Assets................    65,204      14.5%       Not Applicable        27,018     => 6.0%
Core Capital to Tangible Assets.......................    65,204       9.2%      28,442      =>4.0%     35,553     => 5.0%
Tangible Capital to Tangible Assets...................    65,204       9.2%      10,666      =>1.5%       Not Applicable

Liquidity and Capital Resources

        Liquidity is the measurement of the Bank's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and make payments for general business purposes. The Bank's sources of liquidity include retail and wholesale deposits, FHLB advances (up to 25% of the Bank's total assets as of the previous quarter-end), repurchase agreements, whole loan and mortgage-backed securities sales, and net interest income. Liquidity in the Bank's operations is actively managed on a daily basis and periodically reviewed by the Bank's Board of Directors.

        At December 31, 2001, the Bank's cash balances totaled approximately $35.8 million, compared with $7.9 million at December 31, 2000. The increase in cash during 2001 was primarily due to a significant increase in certificates of deposit in the second quarter of 2001 and, to a lesser extent, increases in certificates of deposit and FHLB Advances in the fourth quarter.

        At December 31, 2001, the Bank had approximately $403.6 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending December 31, 2002 and thereafter amounted to approximately $292.6 million and approximately $111.0 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Bank management continues its effort to reduce its exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of the Bank's interest-earning assets.

        The Bank is party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents the Bank's future financial obligations outstanding as of December 31, 2001:

                                                         Payments due within time period at December 31, 2001
                                             -----------------------------------------------------------------------------
                                              0-12 Months      1-3 Years       4-5 Years     After 5 Years       Total
                                             -------------   -------------   -------------   -------------   -------------
                                                                         (Dollars in thousands)

Operating leases............................ $         742   $         974   $          69   $          --   $       1,785
FHLB Advances...............................        30,500          98,500          60,500              --         189,500
                                             -------------   -------------   -------------   -------------   -------------
   Total                                     $      31,242   $      99,474   $      60,569   $          --   $     191,285
                                             =============   =============   =============   =============   =============

        At December 31, 2001 the Bank had commitments to extend credit of approximately $7.3 million. For additional information regarding future commitments, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes including the footnote "Commitments, Contingencies and Off-Balance-Sheet Risk".

        In March 2001, the OTS rescinded the regulatory requirement that institutions maintain an average daily balance of liquid assets of at least 4% of its liquidity base. Even though the percentage requirement has been eliminated, the Bank is still required by the OTS to maintain adequate liquidity to assure safe and sound operation. It is the Bank's responsibility to determine the appropriate level of liquidity to be maintained.

SPECIALTY SERVICING AND FINANCE OPERATIONS

        WFSG conducts its Specialty Servicing and Finance Operations through WFC, our wholly-owned investment subsidiary, and through WCC, our majority-owned servicing subsidiary which was formed pursuant to our June 10, 1999 reorganization. As the majority owner of WCC, the Company shares in 50.01% of WCC's revenues and expenses. The remaining 49.99% interest in WCC's operations is reflected as "Minority interest" in the Company's consolidated statements of operations. In addition, certain of WFC's and WCC's activities are conducted with lenders who have participation interests in the returns generated by the assets that serve as collateral for the loans. The share of such activities held by these lenders is reflected as "Investor participation interest" in the Company's consolidated statements of operations.

        The following table compares operating loss (before taxes and minority interest) of our Specialty Servicing and Finance Operations for the year ended December 31, 2001 and 2000 (dollars in thousands).

                                                                    WCC and WFC for the Year
                                                                       Ended December 31,
                                                           ------------------------------------------
                                                                                           Increase
                                                               2001           2000        (Decrease)
                                                           ------------   ------------   ------------
              Servicing income ............................$     18,801   $     14,257   $      4,544
              Interest income .............................       5,305          4,364            941
              Investment and other income .................       1,294          2,942         (1,648)
                                                           ------------   ------------   ------------
                   Total income ...........................      25,400         21,563          3,837
                                                           ------------   ------------   ------------
              Interest expense ............................       1,358          1,276             82
              (Recapture of) provision for  loan losses ...         (54)         1,669         (1,723)
              Compensation expense ........................      15,507         13,132          2,375
              Other expenses ..............................      10,297          9,033          1,264
                                                           ------------   ------------   ------------
                   Total expenses .........................      27,108         25,110          1,998
                                                           ------------   ------------   ------------
              Loss before taxes ...........................$     (1,708)  $     (3,547)  $      1,839
                                                           ============   ============   ============

Servicing Income
        The components of servicing income in our Specialty Servicing and Finance Operations are reflected in the following table:

                                                                                       Year Ended
                                                                                      December 31,
                                                                               ---------------------------
                                                                                   2001           2000
                                                                               ------------   ------------
                                                                                     (Dollars in thousands)
              Servicing revenue ............................................   $     21,306   $     10,539
              Ancillary fees ...............................................          4,986          2,994
              Amortization of mortgage servicing rights ....................         (5,847)          (396)
              Valuation allowance for mortgage servicing rights ............         (1,552)            --
              Custodial float ..............................................          2,438          1,719
              Curtailment expense ..........................................         (2,530)          (599)
                                                                               ------------   ------------
                  Total servicing income ...................................   $     18,801   $     14,257
                                                                               ============   ============

        Servicing income for the year ended December 31, 2001 was approximately $18.8 million, compared with approximately $14.3 million for the year ended December 31, 2000. WCC's servicing operations grew significantly during 2001 due to several acquisitions of servicing portfolios throughout the year. As a result of this continued expansion, our gross servicing revenues and ancillary fees (primarily late charges and prepayment penalties) increased by approximately 102% and 67%, respectively, over their 2000 levels. However, the continuing decline in mortgage interest rates during 2001 has adversely impacted our servicing income in a number of ways.

        First, the drop in mortgage rates triggered a significant increase in prepayments on the underlying loans in our servicing portfolio, which in turn resulted in accelerated amortization of our mortgage servicing rights (MSRs). Amortization of MSRs was $5.8 million for the year ended December 31, 2001, compared with $0.4 million for 2000 (though a portion of the increase in amortization was attributable to the larger volume of our servicing portfolio). In addition, in 2001 we recorded a valuation allowance for our MSRs of approximately $1.6 million. Further, as a result of underlying loan prepayments, we incurred an increase in the interest we are required to pay to securitization trusts ("curtailment interest expense") under our servicing agreements.

        The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                                                         December 31,       December 31,
                                                                             2001               2000
                                                                        --------------     --------------
                                                                               (Dollars in thousands)
               Single-family residential............................    $    3,020,267     $    1,909,761
               Multi-family residential.............................           141,297            163,511
               Commercial real estate...............................           192,275            223,539
               Consumer and other...................................            90,497            265,598
                                                                        --------------     --------------
                     Total..........................................    $    3,444,336     $    2,562,409
                                                                        ==============     ==============

Interest Income and Interest Expense
        Interest income was approximately $5.3 million for the year ended December 31, 2001, compared with approximately $4.4 million for the year ended December 31, 2000, an increase of $0.9 million. This increase was due to higher loan interest income resulting from WFC's purchase of approximately $10.5 million in principal balance of discounted loans in the third quarter of 2001.

        Interest expense was approximately $1.4 million for the year ended December 31, 2001, compared with $1.3 million for the year ended December 31, 2000. This increase was due to additional borrowings which funded the loan acquisition described above in addition to acquisitions of servicing rights. The additional interest expense generated by the third quarter 2001 borrowings was offset by paydowns of late 2000 and early 2001 borrowings with proceeds from asset sales, and by lower interest rates in 2001.

Investment and Other Income
        The components of investment and other income in our Specialty Servicing and Finance Operations are reflected in the following table:

                                                                                        Year Ended
                                                                                       December 31,
                                                                              ------------------------------
                                                                                  2001             2000
                                                                              -------------    -------------
                                                                                  (Dollars in thousands)
                          Investment and other income:
                          Real estate owned, net.........................     $        (165)   $        (847)
                          Gain on sale of loans..........................               851            1,484
                          Loss on sale of securities.....................              (262)            (495)
                          Other, net.....................................               870            2,800
                                                                              -------------    -------------
                              Total investment and other income..........     $       1,294    $       2,942
                                                                              =============    =============

        The decrease in investment and other income in 2001 as compared with 2000 is primarily a result of a decline in gains on sales of loans due to reduced sales activity in the current year. In addition, other, net decreased primarily due to reimbursements received for inter-company expenses occurring in 2000 and not in 2001 as such expenses were not incurred in 2001, and the receipt of a $0.5 million settlement in the second quarter of 2000 on a prior loan purchase.

Compensation Expense
        Compensation and employee benefits were approximately $15.5 million for the year ended December 31, 2001, compared with approximately $13.1 million for the year ended December 31, 2000. This increase was due to higher salary expenses and contract labor costs over the prior year. WCC's employee head count increased by approximately 31% from December 31, 2000 to December 31, 2001, reflecting the growth in the size of our servicing business.

Other Expenses
        Other expenses in our Specialty Servicing and Finance Operations were approximately $10.3 million for the year ended December 31, 2001, compared with approximately $9.0 million for the year ended December 31, 2000. The amount for 2001 includes approximately $1.0 million in "investor participation interest," which represents the share in certain of our activities held by outside co-investors.

        Despite our generally successful efforts to reduce and control operating overhead, we were adversely affected throughout 2001 by litigation that arose from events prior to our 1999 restructuring. Our legal expenses, which consisted primarily of defense costs and advances to former executives related to such litigation, increased by $1.8 million, net of insurance recoveries, from 2000 to 2001. We believe that some costs may be recoverable through insurance in the future.

        In several other expense categories, our operating expenses declined from the year ended December 31, 2000 to the year ended December 31, 2001. Depreciation and amortization expenses decreased by approximately $0.9 million from the prior year, largely due to a one-time charge to depreciation expense of approximately $0.8 million in September 2000 pursuant to a change in the estimated lives of depreciable assets. In addition, our expenses for occupancy, audit and tax services, insurance, tax and licenses, and business travel declined by a total of approximately $0.7 million in 2001 as a result of our ongoing cost-reduction efforts.

Changes in Financial Condition – Specialty Servicing and Finance Operations

        Following are condensed statements of financial condition for our Specialty Servicing and Finance Operations as of December 31, 2001 and 2000:

                                                                               December 31,   December 31,
                                                                                   2001           2000
                                                                               ------------   ------------
                                                                                  (Dollars in thousands)
ASSETS:
Cash and cash equivalents ...................................................  $        262   $      1,143
Mortgage-backed securities available for sale, at fair value ................         3,367          6,400
Loans and discounted loans, net .............................................        15,309         10,214
Real estate owned, net ......................................................           302            991
Servicer advance receivables, net ...........................................        18,266         19,063
Service fees receivable .....................................................         3,100          2,198
Purchased mortgage servicing rights, net ....................................         8,473          4,544
Intercompany receivables ....................................................        18,544          5,523
Other assets ................................................................         2,541          4,249
                                                                               ------------   ------------
    Total assets ............................................................  $     70,164   $     54,325
                                                                               ============   ============

LIABILITIES:
Short-term borrowings .......................................................  $      9,970   $      4,851
Long-term investment financing ..............................................        14,474          1,634
Other liabilities ...........................................................         8,643          9,622
                                                                               ------------   ------------
    Total liabilities .......................................................        33,087         16,107

NET WORTH ...................................................................        37,077         38,218
                                                                               ------------   ------------
    Total liabilities and net worth .........................................  $     70,164   $     54,325
                                                                               ============   ============

        Mortgage-Backed Securities Available for Sale. WFC's portfolio of mortgage-backed securities available for sale decreased by approximately $3.0 million during the year ended December 31, 2001. This decrease was primarily due to principal paydowns of $1.3 million and a disposition of $2.6 million of securities. In April 2001 WFC sold approximately $1.5 million of loans underlying such securities, and retained an interest in real property comprising the remaining $1.1 million of the securitization. In September 2001 this property was sold for a gain of approximately $0.1 million. WFC currently holds only those securities which are backed by loans in WCC's servicing portfolio, as such investments provide operating leverage to our core business.

        Loans and Discounted Loans, net. In our Specialty Servicing and Finance Operations, loans and discounted loans, net increased by approximately $5.1 million during the year ended December 31, 2001. This increase was primarily due to purchases of approximately $14.9 million book value of loans, partially offset by sales of approximately $5.8 million and loan resolutions occurring in the ordinary course of business.

        Real Estate Owned, net. Real estate owned, net decreased by approximately $0.7 million during the year ended December 31, 2001. The decrease was primarily due to sales of properties for proceeds of approximately $1.9 million, partially offset by acquisitions of real estate during the year through foreclosure from our portfolio of loans.

        Servicer Advance Receivables, net. Servicer advance receivables, net decreased by approximately $0.8 million during the year ended December 31, 2001. This decrease resulted from recoveries by WCC of scheduled principal and interest advances on loans previously made, partially offset by new advances made during the year.

        Purchased Mortgage Servicing Rights, net. Purchased mortgage servicing rights, net (MSRs) increased by approximately $3.9 million for the year ended December 31, 2001, primarily due to our purchases of $12.1 million in MSRs associated with new servicing portfolio acquisitions. However, the decline in mortgage interest rates during the year has triggered an increase in prepayments of the underlying loans being serviced, which, in turn, resulted in accelerated amortization of our servicing rights. As a result, we recorded amortization of MSRs of $5.8 million in 2001, in addition to a valuation write-down of $1.6 million.

        Intercompany Receivables. Intercompany receivables increased by approximately $13.0 million from December 31, 2000 to December 31, 2001. This increase was primarily due to borrowings by WFSG at year-end to finance the Company's repurchase of 4.2 million shares of outstanding stock for approximately $10.0 million. In January 2002, WCC received settlement on this receivable from WFSG with the proceeds from WFSG's issuance of 8% convertible subordinated debentures.

        Short-Term Borrowings and Long-Term Investment Financing. Short-term borrowings and long-term investment financing in our Specialty Servicing and Finance Operations increased by a total of $18.0 million from December 31, 2000 to December 31, 2001. In December 2001 we borrowed $9.2 million under one of our line of credit facilities for WFSG's repurchase of approximately 4.2 million shares of common stock from one of our shareholders. This borrowing was substantially repaid in January 2002 with proceeds from WFSG's issuance of 8% convertible subordinated debentures, which funded the majority of the stock repurchase. WCC's and WFC's other borrowings increased during 2001 to fund acquisitions of investments, including the loan purchases described above, and mortgage servicing rights.

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

        At December 31, 2001, liquidity in our Specialty Servicing and Finance Operations (including cash and unused borrowings under our credit facilities) totaled $9.8 million, compared with approximately $5.6 million at December 31, 2000. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet our needs. In addition, as part of our business strategy to use bank and institutional co-investment financing, we intend to use our available capital in a manner which will not make us dependent on securitizations as a source of liquidity. As a result, we have no present intent to securitize loans as a source of liquidity.

        We no longer own subordinated mortgage-backed securities backed by loan pools originated or serviced by unaffiliated third parties, and currently hold subordinated mortgage-backed securities only where we act as servicer of the loan pools backing these securities. At December 31, 2001 we held $3.4 million of such mortgage-backed securities. The related short-term repurchase agreement which financed these securities was repaid in full in February 2001.

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

        WCC and WFC are party to various contractual financial obligations, including repayment of borrowings and capital and operating lease payments. The table below presents financial obligations outstanding in our Specialty Servicing and Finance Operations as of December 31, 2001:

                                                                  Payments due within time period at December 31, 2001
                                                     -----------------------------------------------------------------------------
                                                      0-12 Months      1-3 Years       4-5 Years     After 5 Years       Total
                                                     -------------   -------------   -------------   -------------   -------------
                                                                                 (Dollars in thousands)

Short-term borrowings............................... $       9,970   $          --   $          --   $          --   $       9,970
Capital leases......................................           572              --              --              --             572
Operating leases....................................           309             506              40              --             855
Long-term investment financing......................         2,366          12,108              --              --          14,474
                                                     -------------   -------------   -------------   -------------   -------------
   Total                                             $      13,217   $      12,614   $          40   $          --   $      25,871
                                                     =============   =============   =============   =============   =============

        For additional information regarding future commitments, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes including the footnote "Commitments, Contingencies and Off-Balance-Sheet Risk".

HOLDING COMPANY AND MISCELLANEOUS OPERATIONS

        Our Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to our Banking Operations or Specialty Servicing and Finance Operations, and also includes eliminations of intercompany accounts and transactions. Primary sources of liquidity include funds available from the Company's wholly-owned non-Bank subsidiaries and payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has presently limited the amount of these payments to the lesser of (1) the Bank's stand-alone tax liability and (2) the total tax payments made by the Company. In April 2001, the Bank remitted $2.0 million to the Company for a portion of prior years' liabilities. In February 2002, the Bank remitted $0.7 million for a portion of its 2001 liability under the foregoing formula.

Results of Operations – 2000 Compared to 1999

        In the following discussion, the amounts for the year ended December 31, 1999 represent the sum of the Predecessor Company's operations for the five months ended May 31, 1999 and the Reorganized Company's operations for the seven months ended December 31, 1999, as reported in the accompanying consolidated statements of operations.

CONSOLIDATED RESULTS

        Our consolidated net income was approximately $3.4 million for the year ended December 31, 2000, compared with $143.2 million for the year ended December 31, 1999. However, the 1999 results included an extraordinary gain of $225.6 million on the extinguishment of debt, and costs of $52.0 million related to our reorganization. Our net income from recurring operations, before income tax, was $6.8 million for the year ended December 31, 2000, compared with a net loss of $29.0 million for the year ended December 31, 1999. This increase in net income for the current year was due primarily to a decrease in other expenses of $19.3 million, an increase in other income of $9.9 million, and a decrease in provision for loan losses of $7.7 million, partially offset by a decrease in net interest income of $1.8 million.

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

FIRST BANK OF BEVERLY HILLS, F.S.B.

        The following table compares operating income for the Bank for the years ended December 31, 2000 and December 31, 1999 (dollars in thousands):

                                                                        Year Ended December 31,
                                                              ------------------------------------------
                                                                                              Increase
                                                                  2000           1999        (Decrease)
                                                              ------------   ------------   ------------
                    Interest income.......................    $     50,847   $     46,121   $      4,726
                    Interest expense......................          33,946         29,127          4,819
                                                              ------------   ------------   ------------
                    Net interest income...................          16,901         16,994            (93)
                    Recapture of loan losses..............          (5,800)        (1,250)        (4,550)
                                                              ------------   ------------   ------------
                    Net interest income after
                       recapture of loan losses...........          22,701         18,244          4,457
                    Other income..........................           6,744          5,859            885
                    Other expense.........................          21,143         17,678          3,465
                                                              ------------   ------------   ------------
                    Income before taxes...................           8,302          6,425          1,877
                    Income tax provision..................           3,570          2,963            607
                                                              ------------   ------------   ------------
                    Net income............................    $      4,732   $      3,462   $      1,270
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

Other Income
        The Bank's other income was $6.7 million for the year ended December 31, 2000, compared with $5.9 million for the year ended December 31, 1999. This increase was primarily due to smaller losses on sales of loans (loss of $0.2 million in the current year compared with a loss of $2.2 million in the prior year), and a $0.7 million increase in gains on sales of real estate, partially offset by a $1.7 million decrease in loan fees and charges. The financial results of the Bank's Bankcard division are discussed in further detail below.

Other Expenses
        The Bank's other expenses increased by approximately $3.5 million from the year ended December 31, 1999 to the year ended December 31, 2000. This increase was primarily due to a $2.0 million write-down of goodwill and other capitalized costs related to the Bank's mortgage banking operations. In addition, the Bank incurred approximately $0.7 million in professional services and other expenses incurred in connection with its relocation of its administrative headquarters, and approximately $1.3 million related to its June, 2000 branch acquisition.

Operating Divisions

        For the years ended December 31, 2000 and 1999, the Bank's core businesses have consisted of three primary divisions: lending and deposit banking services, mortgage loan origination and brokerage services (GEMB), and Bankcard processing. The operating results (before income taxes) of these businesses are summarized in the following table and discussed in further detail below:

                                                                                 Year Ended
                                                                                December 31,
                                                                        ---------------------------
                                                                            2000           1999
                                                                        ------------   ------------
                                                                             (Dollars in thousands)
                    Lending and deposit banking services............... $     10,522   $      5,070
                    George Elkins......................................       (2,922)           318
                    Bankcard income, net...............................          702          1,037
                                                                        ------------   ------------
                    Total Bank net income (pre-tax).................... $      8,302   $      6,425
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

Changes in Financial Condition – First Bank of Beverly Hills

        Following are condensed statements of financial condition for FBBH as of December 31, 2000 and 1999:

                                                                              December 31,       December 31,
                                                                                 2000                1999
                                                                              ------------       ------------
                                                                                   (Dollars in thousands)
ASSETS:
Cash and cash equivalents.................................................    $      7,907       $     48,393
Mortgage-backed securities available for sale, at fair value..............          47,738             33,954
Mortgage-backed securities held to maturity, at amortized cost............              --             10,196
Investment securities held to maturity, at amortized cost.................              --              5,979
Loans, net                                                                         562,257            448,398
Real estate owned, net....................................................             779              2,266
Other assets..............................................................          27,692             17,569
                                                                              ------------       ------------
    Total assets..........................................................    $    646,373            566,755
                                                                              ============       ============

LIABILITIES:
Deposits    ..............................................................    $    435,073       $    419,229
FHLB advances.............................................................         132,000             80,000
Other liabilities.........................................................          17,322             10,231
                                                                              ------------       ------------
    Total liabilities.....................................................         584,395            509,460

NET WORTH                                                                           61,978             57,295
                                                                              ------------       ------------
    Total liabilities and net worth.......................................    $    646,373       $    566,755
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

SPECIALTY SERVICING AND FINANCE OPERATIONS

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

                                                                 WCC and WFC for the Year Ended December 31,
                                                                 -------------------------------------------
                                                                           (Dollars in thousands)
                                                                                                  Increase
                                                                      2000          1999         (Decrease)
                                                                 ------------   ------------    ------------
                    Servicing income...........................  $     14,257   $     10,550 *  $      3,707
                    Interest income............................         4,364         15,996 *       (11,632)
                    Investment and other income (loss) ........         2,942         (1,929)*         4,871
                                                                 ------------   ------------    ------------
                    Total revenues.............................        21,563         24,617          (3,054)
                                                                 ------------   ------------    ------------
                    Interest expense...........................         1,276          7,191 *        (5,915)
                    Provision for loan losses..................         1,669          5,060          (3,391)
                    Compensation expense.......................        13,132         13,602 *          (470)
                    Other expenses.............................         9,033         17,335 *        (8,302)
                                                                 ------------   ------------    ------------
                    Total provisions and expenses..............        25,110         43,188         (18,078)
                                                                 ------------   ------------    ------------
                    Operating loss.............................  $     (3,547)  $    (18,571)   $     15,024
                                                                 ============   ============    ============

                             * Amounts include WCC's servicing operations only for the seven-month period ended December 31, 1999.

Servicing Income
        Servicing income for the year ended December 31, 2000 was approximately $14.3 million, compared with approximately $10.6 million for the year ended December 31, 1999. Excluding $2.4 million in servicing fees earned by a subsidiary of WFC for the Company's securitizations, our Specialty Servicing and Finance Operations, through WCC, earned $8.2 million in servicing revenues in 1999. Thus, our revenue from loan servicing increased by approximately $6.1 million from 1999 to 2000. This increase reflects a full year's servicing activity of WCC, our majority-owned servicing subsidiary, in 2000, compared with only seven months of such activity in 1999. (WCC was formed in connection with the Company's reorganization and commenced operations in June 1999. Prior to the reorganization, the activities of our Prior Servicer were not included in the consolidated financial statements of WFSG.)

        The increase in servicing revenue described above was partially offset by the run-off of loans in the servicing portfolio during the year and, to a lesser extent, by sales of loans owned by the Company's subsidiaries which had been serviced by WCC (thereby reducing WCC's fees earned).

        The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                               December 31,   December 31,
                                                   2000           1999
                                               ------------   ------------
                                                  (Dollars in thousands)
Single-family residential................      $  1,909,761   $  1,516,536
Multi-family residential.................           163,511        104,307
Commercial real estate...................           223,539        221,605
Consumer and other (1)...................           265,598        271,515
                                               ------------   ------------
    Total................................      $  2,562,409   $  2,113,963
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

Other Income (Loss)
        The components of other income (loss) in our Specialty Servicing and Finance operations are reflected in the following table:

                                                                          Year Ended
                                                                         December 31,
                                                                 ----------------------------
                                                                     2000            1999
                                                                 ------------    ------------
                                                                    (Dollars in thousands)
               Other income (loss):
               Real estate owned, net..........................  $       (847)   $      1,128
               Gain on sale of loans...........................         1,484           3,687
               (Loss) gain on sale of securities...............          (495)            665
               Market valuation losses and impairments.........            --          (8,068)
               Other, net......................................         2,800             659
                                                                 ------------    ------------
                   Total other income (loss)...................  $      2,942    $     (1,929)
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

Other Expenses
        Other expenses were approximately $9.0 million for the year ended December 31, 2000, compared with approximately $17.3 million for the year ended December 31, 1999, a decrease of $8.3 million. This decrease was primarily due to a $9.8 million decline in loan service fees and expenses paid by WFC to the Prior Servicer from January 1 to May 31, 1999. Any expenses incurred by WFC for the servicing of its loan portfolio are now eliminated in consolidation.

        In addition to the aforementioned decrease in loan service fees, our other miscellaneous general and administrative expenses declined slightly from 1999 to 2000, reflecting our efforts to reduce general corporate overhead.

Changes in Financial Condition – Specialty Servicing and Finance Operations

        Following are condensed statements of financial condition for our Specialty Servicing and Finance Operations as of December 31, 2000 and 1999:

                                                                          December 31,   December 31,
                                                                              2000           1999
                                                                          ------------   ------------
                                                                             (Dollars in thousands)
ASSETS:
Cash and cash equivalents ..............................................  $      1,143   $      3,467
Mortgage-backed securities available for sale, at fair value ...........         6,400          9,560
Loans and discounted loans, net ........................................        10,214         26,486
Real estate owned, net .................................................           991          3,420
Servicer advance receivables, net ......................................        21,261         25,074
Mortgage servicing rights, net .........................................         4,544            507
Other assets ...........................................................         9,772          8,428
                                                                          ------------   ------------
    Total assets .......................................................  $     54,325   $     76,942
                                                                          ============   ============

LIABILITIES:
Short-term borrowings ..................................................  $      6,485   $     26,193
Other liabilities ......................................................         9,622          9,686
                                                                          ------------   ------------
     Total liabilities .................................................        16,107         35,879

NET WORTH ..............................................................        38,218         41,063
                                                                          ------------   ------------
    Total liabilities and net worth ....................................  $     54,325   $     76,942
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

        Loans and Discounted Loans, net. In our Specialty Servicing and Finance Operations, loans and discounted loans, net decreased by approximately $16.3 million during the year ended December 31, 2000. This decrease was primarily due to the sale of loans to reduce outstanding borrowings, to a lesser extent bulk sales of loans considered opportunistic by management, and loan resolutions that occur in the ordinary course of business.

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

        Purchased Mortgage Servicing Rights, net. Purchased mortgage servicing rights, net increased by approximately $4.0 million during the year ended December 31, 2000. The increase was due to purchases of $4.4 million of servicing rights associated with new servicing portfolio acquisitions during the year, partially offset by amortization of $0.4 million of such rights.

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

        We evaluate the interest rate sensitivity of each pool of loans or securities in conjunction with the current interest rate environment and decide whether to hedge the interest rate exposure of a particular pool. In general, when a pool of loans, securities or mortgage servicing rights is acquired, we will determine whether or not to hedge.

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

        The following table quantifies the potential changes in the Company's net portfolio value at December 31, 2001, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

                                                  Interest Rate Sensitivity of Net Portfolio Value

                                                                     Net Portfolio Value                 NPV as % of Assets
                                                            ---------------------------------------   ------------------------
                                                             $Amount       $Change        % Change     NPV Ratio      Change
                                                            ----------   -----------     ----------   -----------   ----------
         Change in Rates                                           (Dollars in thousands)
          +300bp........................................... $   80,128   $   (19,869)         (20)%        10.87%        (191) bp
          +200bp...........................................     85,925       (14,072)         (14)         11.44         (134) bp
          +100bp...........................................     94,508        (5,489)          (5)         12.30          (48) bp
             0bp...........................................     99,997            --           --          12.78           --
          -100bp...........................................     95,799        (4,198)          (4)         12.17          (61) bp
          -200bp...........................................     89,228       (10,769)         (11)         11.30         (148) bp
          -300bp...........................................     84,039       (15,958)         (16)         10.59         (219) bp

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

        On January 9, 2001, the OTS terminated Cease and Desist Orders to which WFSG, Wilshire Acquisitions Corporation ("WAC ", the holding company for the Bank), and WCC had stipulated on January 7, 2000. The orders had prohibited these entities from entering into transactions that would cause the Bank to violate or be in violation of transactions with affiliates' regulations. The orders also had required 30-day advance notification before adding, replacing or terminating any member of the Bank's board of directors or any senior executive of the Bank.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to allowances for loan losses, other than temporary impairment in the market values of investment securities and other assets, assumptions used to estimate fair values of certain financial instruments for which there is not an active market, the allocation of basis between assets sold and retained, the selection of yields utilized to recognize interest income on certain mortgage-backed securities, and contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements:

• Allowance for Loan Losses. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors, including the effect of changes in the real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers, and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses.

• Mortgage Servicing Rights. Our loan servicing business represents an increasingly significant proportion of our operations. In determining the fair value of our mortgage servicing rights, we make assumptions of market discount rates, prepayment speeds and default rates which affect the estimated present value of future cash flows. Changes in these assumptions and economic factors may result in increases or decreases in the valuation of our mortgage servicing rights.

• Contingencies. We are party to various legal proceedings, as discussed above and in the notes to the consolidated financial statements.  These matters have a high degree of uncertainty associated with them.  We continually assess the likely outcomes of these matters and the adequacy of amounts provided for these matters.  There can be no assurance that the ultimate outcome will not differ materially from our assessment of them.  There can also be no assurance that all matters that may be brought against us or that we may bring against other parties are known to us at any point in time.

        For further information on these and other significant accounting policies, see Note 1 to the Consolidated Financial Statements.

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        The following sets forth information about the executive officers and directors of the Company as of March 1, 2002. The business address of each executive officer and director is the address of the Company, 1776 SW Madison Street, Portland, OR 97205, and each executive officer and director is a United States Citizen, unless otherwise noted.

Directors

        Larry B. Faigin, age 59, was appointed to the Board of Directors in June 1999 and has been Chairman since September 1999. In May 2001, Mr. Faigin was re-elected to a one-year term. Mr. Faigin is President and Chief Executive Officer of GreenPark Remediation, LLC, a company that specializes in acquiring environmentally-impacted land and remediating and improving the property for further development. Prior to joining that company, he was Chief Executive Officer of Home Capital Corporation, a subsidiary of HomeFed Bank. He also has served as a consultant to Chevron Corporation, and Chief Executive Officer and Director of Wood Bros. Homes, Inc.

        Howard Amster, age 54, was appointed to the Board of Directors in November 2001. Mr. Amster is a principal of Ramat Securities Ltd., a Cleveland-based investment firm. Previously, Mr. Amster was an investment consultant with First Union Securities (formerly Kemper Securities) from 1992 to June 2000. From June 1979 to 1991, Mr. Amster was co-manager of a convertible bond hedging department at Kemper Securities. Mr. Amster is also a director of Horizon Group Properties, Inc., Maple Leaf Financial, and Astrex Inc., and previously served as a director of American Savings of Florida.

        Robert M. Deutschman, age 44, has been a director of the Company since June 1999 and, in May 2001, was re-elected to a one-year term. Mr. Deutschman is a Managing Director of Cappello Capital Corp., a financial service and advisory company which engages in merchant banking, venture capital and investment banking. Prior to joining Cappello, Mr. Deutschman was a Managing Director of Saybrook Capital Corp. From 1991 until 1994, Mr. Deutschman was a Senior Vice President and Director of Principal Investments in the Public Finance Group of Houlihan Lokey Howard & Zukin.

        Peter S. Fishman, age 54, has been a director of the Company since September 1999, and in May 2001, was re-elected to a one-year term. Mr. Fishman has been a Vice President at Houlihan Lokey, Howard & Zukan, an investment banking firm, since January 2000. Previously, Mr. Fishman was a Director of Helix Capital services, a private merchant bank engaged in investing in and providing merger and acquisition advisory services to its clients. Prior to joining Helix, Mr. Fishman was a partner in law firms in Los Angeles and San Francisco, specializing in financial reorganizations and restructurings. Mr. Fishman's practice focused on the representation of underperforming and troubled companies, both public and private, and the representation of financial institutions and other lenders in structuring new financings and the workout of troubled credits.

        Stephen P. Glennon, age 57, has been the Company's Chief Executive Officer since September 1999 and a director since December 1999. In May 2001, he was re-elected to a one-year term on the Board of Directors. From 1994 until joining the Company, Mr. Glennon served as Chief Executive Officer of Glennon Associates, a firm of private investment bankers specializing in financial restructuring and turnaround management of financial sector companies. Mr. Glennon previously served as an investment banker with Lehman Brothers, N.Y. and Lepercq, de Neuflize & Co., N.Y. Mr. Glennon currently serves as a director of New Water Street Corporation, N.Y. and Point Clear Holdings, N.Y.

        Robert H. Kanner, age 54, was appointed to the Board of Directors in January 2002. From 1987 until the present, Mr. Kanner has been Chairman of the Board and President of Pubco Corporation, a manufacturer and marketer of computer printer and labeling products and supplies, and has been the company's President and a director since 1983. Mr. Kanner also serves as a director of Prime Retail, Inc., a real estate investment trust that owns, develops and manages more than forty discount factory outlet centers throughout the U.S.

        Edmund M. Kaufman, age 72, has been a director of the Company since March 2000 and, in May 2001, was re-elected to a one-year term. Mr. Kaufman is a private investor and the owner of a bookstore specializing in mystery and crime fiction. Previously, Mr. Kaufman was a partner with the law firm of Irell & Manella LLP for thirty-six (36) years, specializing in mergers and acquisitions and corporate finance. Mr. Kaufman is a director emeritus of the Los Angeles Opera, and is a member of the Board of Trustees of the Friends of the University of California Press.

        Daniel A. Markee, age 44, has been a director of the Company since June 1999 and, in May 2001, was re-elected to a one-year term. Mr. Markee is a principal of LendSource, Inc., a firm specializing in the origination of first mortgage, home equity and consumer installment debt. From 1993 until 1997, Mr. Markee was involved in the real estate investment business as President of Forterra, Inc., and as a principal of Euro-American Partners, Inc.

        Bruce A. Weinstein, age 39, has been Executive Vice President and Chief Financial Officer of the Company since April 2001, and was appointed to the Board of Directors in January 2002. From April 2000 to April 2001 Mr. Weinstein was Senior Vice President and Chief Financial Officer of the Company. Prior to this appointment, Mr. Weinstein served as Senior Vice President and Chief Financial Officer of Wilshire Credit Corporation since November 1999. From August 1998 to November 1999, Mr. Weinstein was Vice President, Finance of the Company. From March 1997 to August 1998, Mr. Weinstein had various operations and finance responsibilities at the predecessor company to WCC. Mr. Weinstein is a Certified Public Accountant.

Executive Officers

        Stephen P. Glennon, age 57, has been the Company's Chief Executive Officer since September 1999 and a director since December 1999. In May 2001, he was re-elected to a one-year term on the Board of Directors. From 1994 until joining the Company, Mr. Glennon served as Chief Executive Officer of Glennon Associates, a firm of private investment bankers specializing in financial restructuring and turnaround management of financial sector companies. Mr. Glennon previously served as an investment banker with Lehman Brothers, N.Y. and Lepercq, de Neuflize & Co., N.Y. Mr. Glennon currently serves as a director of New Water Street Corporation, N.Y. and Point Clear Holdings, N.Y.

        Joseph W. Kiley III, age 46, has been President and Chief Executive Officer of FBBH since September 2001 and a director of FBBH since November 2001. From March 2001 until this appointment, Mr. Kiley served as the Bank's Executive Vice President and Chief Financial Officer. Prior to joining the Bank, Mr. Kiley was Executive Vice President of Operations and Chief Financial Officer of National Mercantile Bancorp, the parent of Mercantile National Bank in Century City, California from July 1996 to February 2001. Previously, Mr. Kiley was Chief Financial Officer of Hancock Savings Bank, F.S.B. in Los Angeles, California from 1992 to 1996. Mr. Kiley is a Certified Public Accountant.

        Jay H. Memmott, age 40, has been President and Chief Executive Officer of Wilshire Credit Corporation since November 1999. Prior to his appointment as President, Mr. Memmott served as Vice President in charge of Loan Servicing of the Company's prior affiliated servicer from August 1997 to November 1999. From April 1990 to August 1997, Mr. Memmott served as a Vice President of Coast Federal Bank in Los Angeles, California.

        Bruce A. Weinstein, age 39, has been Executive Vice President and Chief Financial Officer of the Company since April 2001 and a director since January 2002. From April 2000 to April 2001 Mr. Weinstein was Senior Vice President and Chief Financial Officer of the Company. Prior to this appointment, Mr. Weinstein served as Senior Vice President and Chief Financial Officer of Wilshire Credit Corporation since November 1999. From August 1998 to November 1999, Mr. Weinstein was Vice President, Finance of the Company. From March 1997 to August 1998, Mr. Weinstein had various operations and finance responsibilities at the predecessor company to WCC. Mr. Weinstein is a Certified Public Accountant.

        Mark H. Peterman, age 54, has been the Company's Executive Vice President, Legal Counsel and Secretary since November 1999. Mr. Peterman served as Senior Vice President and Legal Counsel from July 1998 through November 1999. Previously, Mr. Peterman was a partner in the law firm of Stoel Rives LLP between 1975 and July 1998.

        Russell T. Campbell, age 38, has been Senior Vice President, Acquisitions since April 2000. Mr. Campbell held several management positions at the Company from 1997 to April 2000. From 1992 to 1997, he was Chief Financial Officer for Oregon Business Media. Prior to 1992, Mr. Campbell was a CPA working in the commercial real estate industry.

        Bradley B. Newman, age 40, has been Senior Vice President, Capital Markets since November 1999. Previously, Mr. Newman was Vice President, Capital Markets/Securitization for the Company from August 1998 to November 1999. From September 1995 to August 1998, Mr. Newman was Chief Operating Officer of J.G. Newman Co., an insurance underwriter.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires a company's directors and executive officers, and beneficial owners of more than 10% of the common stock of such company, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company's securities. Due to an administrative oversight, the Company inadvertently failed to furnish a Form 3 on behalf of Joseph W. Kiley III reporting that he had been appointed President of FBBH. The Company subsequently disclosed his appointment and reportable holdings with the SEC. To the knowledge of the Company, no other director, officer, or beneficial owner of more than 10% of the Company's Common Stock has failed to timely furnish reports required of such person by Section 16(a) on Forms 3, 4 and 5.

ITEM 11. Executive Compensation

Compensation of Directors

        Each member of the Board of Directors who is not an officer or employee of the Company is paid a monthly stipend of $2,083, a per-meeting fee of $1,000 for each Board of Directors' meeting attended in person, $500 for each meeting attended telephonically, and a $500 per-meeting fee for each committee meeting attended on days other than when Board of Directors' meetings are held. Effective December 1, 2001, non-employee directors who are also directors of FBBH receive an additional monthly stipend of $833. Directors who serve as the chair of the Audit Committee or of the Board receive an additional yearly stipend of $10,000, and the chairperson of the Compensation Committee receives an additional yearly stipend of $5,000. Other members of the Audit Committee and Compensation Committee receive yearly stipends of $5,000 and $2,500, respectively. In March 2002, the Board authorized one-time payments of $10,000 to the chairperson and $5,000 to each of the other two members of a special committee of the Board which was formed to analyze and advise the Board regarding a proposed transaction. Officers and employees of the Company who also serve as directors do not receive any retainer or additional fees for serving as a director.

        Upon joining the Board, each non-employee director was granted an option to purchase 30,000 shares of common stock at a price per share equal to the fair market value of the shares of common stock on the grant date. Each director also receives options to purchase an additional 20,000 shares of common stock on each annual meeting date and the continuation of his or her appointment. All options granted to the directors vest in thirds on each anniversary of the grant date.

Summary Compensation Table

        The following table sets forth the total compensation paid or accrued by the Company for services rendered during the year ended December 31, 2001 to the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company who were serving as executive officers at December 31, 2001.

                                                                                                                    Long-Term
                                                                             Annual Compensation                  Compensation
                                                                 --------------------------------------------     ------------
                                                                                                    Other          Securities
                                                                                                    Annual      Underlying Options/
Name and Principal Position                            Year       Salary ($)        Bonus ($)      Comp.($)           SARs(#)
---------------------------                            ----      ------------     ------------   ------------     ------------
Stephen P. Glennon..................................   2001      $         24     $    250,000   $    74,583(1)             --
   Chief Executive Officer                             2000      $     75,016     $    100,000   $    68,406(2)        975,000
                                                       1999      $     89,349(3)  $         --            --                --

Jay H. Memmott......................................   2001      $    225,224     $    175,000            --           100,000
   Chief Executive Officer and President,              2000      $    217,530     $    135,000            --           250,000
   Wilshire Credit Corporation                         1999      $    139,450     $     50,000            --                --

Bruce A. Weinstein..................................   2001      $    214,223     $    175,000            --           100,000
   Executive Vice President and                        2000      $    198,632     $    150,000            --           250,000
   Chief Financial Officer                             1999      $    130,109     $     50,000            --                --

Mark H. Peterman....................................   2001      $    258,249     $     70,000            --            10,000
   Executive Vice President, Legal Counsel             2000      $    269,010     $     50,000            --           125,000
   and Secretary                                       1999      $    253,242     $    250,000            --                --

Joseph W. Kiley III.................................   2001      $    172,197(4)  $    107,500            --           200,000
   Chief Executive Officer and President,
   First Bank of Beverly Hills, FSB
----------------

(1) Includes $60,487 for personal living expenses and taxes.
(2) Includes $45,365 for personal living expenses and taxes.
(3) Mr. Glennon was hired in September 1999.
(4) Mr. Kiley was hired in March 2001.

Option/SAR Grants In Last Fiscal Year

        The following table provides information concerning stock options granted by the Company during the year ended December 31, 2001 to each of the named executive officers.

                                                    % of Total                                 Potential Realizable
                                                   Options/SARs                                  Value at Assumed
                                     Number of      Granted to                                Annual Rates of Stock
                                    Securities     Employees in                               Price Appreciation for
                                    Underlying     Year Ended     Exercise or                     Option Term (1)
                                   Options/SARs    December 31,    Base Price  Expiration   ---------------------------
Name                               Granted (#)           2000        ($/sh)       Date           5%             10%
----                               -----------     ------------    ----------  ----------   ------------   ------------
Jay H. Memmott.............            100,000          15.15%        $1.90        2011     $    119,490   $    302,811

Bruce A. Weinstein.........            100,000          15.15%        $1.90        2011     $    119,490   $    302,811

Mark H. Peterman...........             10,000           1.52%        $1.87        2011     $     11,760   $     29,803

Joseph W. Kiley............            150,000          22.73%        $1.63        2011     $    153,293   $    388,475
Joseph W. Kiley............             50,000           7.58%        $1.90        2011     $     59,745   $    151,406
_________________
(1)	These amounts represent hypothetical gains that could be achieved for the options if they are exercised at the end of their terms. The assumed 5% and 10% rates of stock price appreciation are mandated by rules of the Securities and Exchange Commission. They do not represent the Company’s estimate or projection of future prices of the Common Stock.

Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

        The following table lists the aggregate number of unexercised options and the value of unexercised in-the-money options at December 31, 2001 for each of the named executive officers. The Company has no outstanding SARs.

                                                                         Number of Securities             Value of Unexercised
                                                                        Underlying Unexercised               In-the-Money
                                                                      Options/SARs at FY-End (#)      Options/SARs at FY-End ($)
                               Shares Acquired      Value           -----------------------------    ----------------------------
Name                           on Exercise (#)     Realized ($)     Exercisable     Unexercisable    Exercisable    Unexercisable
-----                          ---------------     ------------     -----------     -------------    -----------    -------------
Stephen P. Glennon.........             --              --             791,666           183,334         $716,145       $174,792
Jay H. Memmott.............             --              --             116,666           233,334           99,583        100,417
Bruce A. Weinstein.........             --              --             116,666           233,334           99,583        100,417
Mark H. Peterman...........             --              --              74,999            50,001           71,457         44,168
Joseph W. Kiley............             --              --                  --           200,000               --         70,500

Long Term Incentive Plan Awards In Last Fiscal Year

        No long term incentive plan awards were made during the 2001 fiscal year to any of the named executive officers.

Employment Arrangements

        From April 1, 2000 to February 28, 2002, the Company's Chief Executive Officer, Mr. Stephen P. Glennon, received a salary of $24 per year for two years, and was reimbursed for certain living expenses. Mr. Glennon also was granted 575,000 stock options at a price of $1.1875 per share. The options vested at the rate of 25,000 per month and had vested in full as of February 28, 2002. In March 2002 Mr. Glennon entered into a new employment agreement with the Company. Pursuant to this agreement, Mr. Glennon will receive a salary of $100,000 from March 1, 2002 to February 28, 2003 and a salary of $300,000 from March 1, 2003 to February 29, 2004, and will continue to be reimbursed for certain living expenses. Mr. Glennon also was granted 300,000 stock options at a price of $2.34 per share, vesting at the rate of 12,500 per month for each month of employment completed by Mr. Glennon. Mr. Glennon's new agreement provides that, in the event of a change in control of the Company, all of his options will vest and immediately become exercisable, and he will be paid $500,000 in consideration of a general release of all claims. If the Company terminates Mr. Glennon's employment without cause, all of his stock options will vest and he will be paid $150,000 in exchange for a general release of all claims. In the event Mr. Glennon voluntarily terminates his employment, he shall receive only those options that vested through the date of his resignation and will receive no further salary.

        The Company and the Bank entered into an Employment, Confidentiality and Severance Agreement with Mr. Joseph W. Kiley III, effective as of March 12, 2001, thereafter, amended, generally effective as of August 30, 2001 (the "Kiley Agreement"). The Kiley Agreement provides that Mr. Kiley serve as Executive Vice President and Chief Financial Officer of the Bank for the periods between March 12, 2001 and August 30, 2001; thereafter, as President of the Bank. Pursuant to the Kiley Agreement, Mr. Kiley's employment is for a term of two years commencing on March 12, 2001, with an option to renew for successive periods of twelve months each. Under the Kiley Agreement, Mr. Kiley receives an annual base salary of $180,000, increased to $200,000 effective as of August 30, 2001, and a car allowance of $750.00 per month. In addition, Mr. Kiley is entitled to participate in the Bank's employee benefit plans, medical, dental, vision, disability or insurance programs, if any, to the extent offered to other officers of similar position under the Bank's personnel policies. The Kiley Agreement also provides for a stock option grant to Mr. Kiley under the Company's 1999 Equity Participation Plan, covering an aggregate of 150,000 shares of the Company's Common Stock at a price of $1.625 per share. The stock option grant vests in three equal annual installments beginning on March 12, 2002 and is subject to forfeiture under certain circumstances prior to September 12, 2002. Under the Kiley Agreement, Mr. Kiley is granted an additional stock option grant under the Company’s 1999 Equity Participation Plan, covering an aggregate of 50,000 shares of Company Common Stock at a price of $1.90 per share effective as of October 2, 2001. The additional stock option grant vests in three equal annual installments beginning on October 2, 2002. All stock options granted under the Kiley Agreement are granted at a price equal to the fair market value of the Company's Common Stock on the date of grant. Pursuant to the Kiley Agreement, in the event Mr. Kiley's employment is terminated upon the occurrence of an "Other Event of Termination," (as defined in the Kiley Agreement) he is entitled to an amount equal to his then annual base salary and to life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank or the Company for Mr. Kiley prior to his termination of employment at no cost to him for a period of one year, subject to certain limitations. Under the Kiley Agreement, in the event of a "change in control" (as defined in the Kiley Agreement) of the Bank or the Company, Mr. Kiley's stock options become immediately vested and exercisable. Furthermore, in the event Mr. Kiley's employment is terminated within 12 months after a "change in control," without "cause" (as defined in the Kiley Agreement) or following Mr. Kiley's resignation following an Other Event of Termination, Mr. Kiley is entitled to a sum equal to two times the average of his "Annual Cash Compensation," as defined below, for the five most recent taxable years that Mr. Kiley is employed by the Bank (subject to certain adjustments) and to life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank or the Company for Mr. Kiley prior to his termination of employment at no cost to him for a period of one year, subject to certain limitations. Under the Kiley Agreement, "Annual Cash Compensation" includes base salary, commissions, bonuses, and directors or committee fees. The Kiley Agreement is attached hereto as Exhibit 10.2.

        In October 2000, the Company gave change-in-control agreements to Messrs. Bruce A. Weinstein, Jay H. Memmott, Mark H. Peterman, Russell T. Campbell and Bradley B. Newman. The Company revised portions of these agreements in April 2001. These agreements provide that, in the event of a change in control of the Company, these executives would be entitled to receive a severance payment if within a specified period of time after a change in control, their employment is involuntarily terminated by the Company for any reason other than cause or death or disability, or they voluntarily terminate their employment after certain adverse changes in the terms of their employment ("Good Reason"). The specified period of time is 120 days for Messrs. Weinstein, Memmott, Campbell and Newman and one year for Mr. Peterman. In addition, Messrs. Weinstein, Memmott, Campbell and Newman are entitled to their severance payment if they terminate their employment after the 120-day period, whether or not they have been terminated without cause or voluntarily terminate for Good Reason. The amount of the severance payment for Messrs. Weinstein, Memmott, Campbell and Newman would be twice their annual base salary, and the severance payment for Mr. Peterman would be equal to his base salary.

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

Base Salary

        Base salaries for the Company's executives are intended to reflect the scope of each executive's responsibilities, the success of the Company, and contributions of each executive to that success. Executive salaries are adjusted gradually over time and only as necessary to meet this objective. Increases in base salary may be moderated by other considerations, such as geographic or market data, industry trends or internal fairness within the Company.

Base Salary

        Annual discretionary bonuses were paid by the Company and the Bank in 2001. The amount of the annual discretionary bonuses paid to executives by the Company was determined by the Committee, and the amount of the annual discretionary bonuses paid by the Bank was determined by the Bank's board of directors. Annual bonuses paid to other employees were based on their individual contributions towards meeting the overall objectives of the Company.

Incentive Stock Option Plan

        At its annual shareholder meeting in December 1999, the Company adopted a new stock option plan (the "Equity Participation Plan"). The purpose of the Equity Participation Plan is to enable the Company to attract, retain and motivate key employees, directors and, on occasion, consultants, by providing them with equity participation in the Company. Accordingly, the Equity Participation Plan permits the Company to grant incentive stock options ("ISOs"), non-statutory stock options ("NSOs"), restricted stock and stock appreciation rights (collectively "Awards") to employees, directors and consultants of the Company and subsidiaries of the Company. The Plan was subsequently amended at the Company's June 2000 shareholder meeting to (1) increase the number of shares reserved for issuance under the Plan by 1,200,000 shares of common stock to an aggregate of 4,000,000 shares and (2) allow any participant in the Plan to receive grants of options or other awards with respect to up to 1,000,000 shares of common stock per year. In January 2001 the Plan was further amended to revise the definition of "change in control" in those provisions of the Plan that permit accelerated vesting of the options in the event of a change in control. In April 2001 the Board of Directors passed a resolution providing that upon a change in control of the Company, all granted options would vest and immediately become exercisable. In March 2002 the Board passed a resolution providing that future options granted would not automatically include a provision for immediate vesting upon a change in control. The Board of Directors has delegated administration of the Equity Participation Plan to the Committee.

        Under the Equity Participation Plan, the Committee may grant ISOs and NSOs. The option exercise price of both ISOs and NSOs may not be less than the fair market value of the shares covered by the option on the date the option is granted. The Committee also may grant Awards of restricted shares of Common Stock. Each restricted stock Award would specify the number of shares of Common Stock to be issued to the recipient, the date of issuance, any consideration for such shares and the restrictions imposed on the shares (including the conditions of release or lapse of such restrictions). The Committee also may grant Awards of stock appreciation rights. A stock appreciation right entitles the holder to receive from the Company, in cash or Common Stock, at the time of exercise, the excess of the fair market value at the date of exercise of a share of Common Stock over a specified price fixed by the Committee in the Award, multiplied by the number of shares as to which the right is being exercised. The specified price fixed by the Committee will not be less than the fair market value of shares of Common Stock at the date the stock appreciation right was granted.

CEO Compensation

        As discussed previously, from April 1, 2000 to February 28, 2002 Mr. Glennon agreed to forego substantially all of his cash compensation for options to acquire 575,000 shares of the Company's common stock. The purpose of this arrangement was to improve the Company's cash flow and to provide added incentive for high levels of performance and for unusual efforts to increase the earnings and performance of the Company. Mr. Glennon's new employment agreement, while providing for a base salary, continues to provide incentives for improving the Company's earnings and shareholder value, as the agreement grants an additional 300,000 stock options at the current market price. The Committee believes that these arrangements are in the best interests of the Company and its stockholders, as the value of Mr. Glennon's compensation is directly aligned with the financial performance of the Company.

COMPENSATION COMMITTEE
Daniel A. Markee
Robert M. Deutschman
Edmund M. Kaufman

Compensation Committee Interlocks and Insider Participation

        Daniel A. Markee, Robert M. Deutschman and Edmund M. Kaufman served on the Compensation Committee throughout 2001. No Committee member was, during the year ended December 31, 2001, an officer or employee of the Company or any of its subsidiaries.

Performance Graph

The following Performance Graph covers the period beginning July 7, 1999 when the Company's new Common Stock commenced trading, through December 31, 2001. The graph compares the performance of the Company's Common Stock to the S&P 500 and a Financial Services Index ("FSI").

                                                            2001 Measurement Period(1)(2)

                                                            July 7,     December 31,  December 31,  December 31,
                                                             1999          1999          2000          2001
                                                           ---------     ---------     ---------     ---------
              Company...................................   $  100.00     $   39.29     $   35.71     $   58.57
              FSI(3)....................................      100.00         94.64         77.91         77.30
              S&P 500...................................      100.00        105.26         94.59         82.25
___________________
(1)	Assumes all distributions to stockholders are reinvested on the payment dates.
(2)	Assumes $100 invested on July 7, 1999 in the Company's Common Stock, the S&P 500 Index and the FSI.
(3)	The companies included in the FSI through December 31, 2000 were Advanta Corporation, American Business Financial Services Inc., American Express Company, Bingham Financial Services Corporation, CIT Group Inc., Equivest Finance Inc., Resource America Inc. and Ocwen Financial Corporation. CIT Group Inc. and Equivest Finance Inc. were acquired by larger institutions during 2001 and consequently were excluded from the FSI at December 31, 2001.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        The shares of common stock constitute the only outstanding class of voting securities of the Company. As of March 1, 2002, there were 16,180,604 shares of common stock outstanding and entitled to vote and approximately 44 stockholders of record.

        The following table shows, as of March 1, 2002, the beneficial ownership of common stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each named executive officer, and (iv) all directors and executive officers as a group.

                                                                                   Amount and Nature of
                                                                                         Beneficial              Percent of
Name, Title and Address of Beneficial Owner                                            Ownership (1)               Class
--------------------------------------------                                           -------------               -----
Fog Cutter Capital Group Inc.....................................................        2,874,791                  17.8%
   1410 SW Jefferson Street
   Portland, Oregon 97201
Capital Research and Management - Income Fund....................................        2,150,517                  13.3%
   333 South Hope Street, 55th Floor
   Los Angeles, CA 90071
Capital Research and Management - Bond Fund......................................        1,601,967                   9.9%
   333 South Hope Street, 55th Floor
   Los Angeles, CA 90071
Lutheran Brotherhood Research Corp...............................................        1,457,358                   9.0%
   625 4th Avenue South
   Minneapolis, MN 55415
Jayhawk Capital Management.......................................................          947,000                   5.9%
    8201 Mission Road, Suite 110
   Prairie Village, KS 66208
Directors and executive officers:
Larry B. Faigin (2)..............................................................           96,249 (3)                 *
Howard Amster....................................................................        1,859,615                  11.5%
   23811 Chagrin Blvd. #200
   Beachwood, OH 44122
Robert M. Deutschman (2) ........................................................          131,249 (3)                 *
Peter S. Fishman (2) ............................................................           29,999 (3)                 *
Stephen P. Glennon (2)...........................................................          841,666 (4)               4.9%
Robert H. Kanner.................................................................               --                     *
   3830 Kelley Ave
   Cleveland, OH 44114
Edmund M. Kaufman (2)............................................................           84,999 (3)                 *
Daniel A. Markee (2).............................................................           46,249 (3)                 *
Bruce A. Weinstein (2)...........................................................          119,866 (5)                 *
Jay H. Memmott (2)...............................................................          116,666 (5)                 *
Mark H. Peterman (2).............................................................           74,999 (6)                 *
Joseph W. Kiley III (2)..........................................................           50,000 (7)                 *
All directors and executive officers as a group (12 persons).....................        3,451,557 (8)              19.7%
_________________________
(1)	Amounts include stock options vesting within 60 days of March 1, 2002.
(2)	The address for this stockholder is c/o Wilshire Financial Services Group Inc., 1776 S.W. Madison Street, Portland, OR 97205.
(3)	Includes 29,999 shares of common stock which may be acquired upon the exercise of options.
(4)	Includes 841,666 shares of common stock which may be acquired upon the exercise of options.
(5)	Includes 116,666 shares of common stock which may be acquired upon the exercise of options.
(6)	Includes 74,999 shares of common stock which may be acquired upon the exercise of options.
(7)	Includes 50,000 shares of common stock which may be acquired upon the exercise of options.
(8)	Includes 1,349,992 shares of common stock which may be acquired upon the exercise of options.

* Less than 1%.

ITEM 13. Certain Relationships and Related Transactions

        Edmund M. Kaufman, a Director of the Company, is a Senior Partner emeritus with the law firm of Irell & Manella LLP, one of the Company's counsel. Previously, Mr. Kaufman was a Senior Partner with Irell & Manella LLP for thirty-six years. In 2001, the Company paid approximately $783,000 in legal fees to Irell & Manella.

        In April 2001 the Company sold approximately $1.5 million in mortgage-backed securities to Fog Cutter Capital Group Inc. ("FCCG", formerly known as Wilshire Real Estate Investment Inc. ("WREI")) for proceeds of approximately $1.2 million. FCCG owned approximately 14% of the Company's outstanding common stock on the date of the transaction and approximately 18% at December 31, 2001.

        In July 2001 Amster Trading Company (of which Howard Amster, a Director of the Company, is a 100% shareholder) was paid a fee of $103,200 for services rendered in connection with the sale of the Bank's bankcard division. Amster Trading Company received an additional $5,333 in March 2002 relating to such sale and, if certain conditions are satisfied, may receive an additional contingent payment of up to $10,667 at a future date.

        In December 2001 the Company repurchased 4,168,854 shares of its common stock from entities affiliated with American Express Financial Advisors Inc. (collectively, "AXP"). These shares represented AXP's entire interest in the Company's common stock, or approximately 21% of the total WFSG shares previously outstanding. The purchase price for the shares was approximately $10.0 million, or $2.40 per share.

        In January and February 2002 the Company issued a total of $7.69 million in 8% convertible subordinated debentures due December 15, 2005 to five of its Directors in a private placement. The proceeds from this issuance provided the majority of the financing for the common stock repurchase described above. The following Directors purchased debentures in the following amounts: Robert H. Kanner, $4.2 million; Howard Amster, $2.25 million; Daniel A. Markee, $1.0 million; Larry B. Faigin, $132,000; and Edmund M. Kaufman, $108,000. Commencing in July 2002, the debentures will be convertible at $2.40 per share and, at the option of the Company, will be redeemable (if certain conditions are satisfied) at a premium, decreasing to par over the subsequent nine-month period.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) Financial Statements

        See Index to Financial Statements immediately following Exhibit Index.

        (b) Reports on Form 8-K

(i)	Current report on Form 8-K, dated November 15, 2001
(ii)	Current report on Form 8-K, dated January 2, 2002
(iii)	Current report on Form 8-K/A, dated January 7, 2002

        (c) Exhibits

        See Exhibit Index immediately following the signature page.

INDEX TO FINANCIAL STATEMENTS

                                                                                                                    Page
                                                                                                                    ----
Wilshire Financial Services Group Inc. and Subsidiaries

Independent Auditors' Report.................................................................................         F-2

Report of Independent Public Accountants.....................................................................         F-3

Consolidated Financial Statements:

      Consolidated Statements of Financial Condition
         December 31, 2001 and 2000..........................................................................         F-4

      Consolidated Statements of Operations
         Years ended December 31, 2001 and 2000, seven months ended December 31, 1999, and five months ended
         May 31, 1999........................................................................................         F-5

      Consolidated Statements of Stockholders' Equity (Deficit)
         Years ended December 31, 2001 and 2000, seven months ended December 31, 1999, and five months ended
         May 31, 1999........................................................................................         F-7

      Consolidated Statements of Cash Flows
         Years ended December 31, 2001 and 2000, seven months ended December 31, 1999, and five months ended
         May 31, 1999........................................................................................         F-8

      Notes to Consolidated Financial Statements.............................................................        F-10

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Wilshire Financial Services Group Inc.
Portland, Oregon

We have audited the accompanying consolidated statements of financial condition of Wilshire Financial Services Group Inc. and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wilshire Financial Services Group Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Portland, Oregon
March 1, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wilshire Financial Services Group Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Wilshire Financial Services Group Inc. and Subsidiaries (the “Company”) for the seven months ended December 31, 1999 and the five months ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

As discussed in Note 1, effective June 10, 1999, the Company was reorganized under a plan confirmed by the United States Bankruptcy Court in Wilmington, Delaware. At May 31, 1999, the Company adopted a new basis of accounting whereby all remaining assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements for periods subsequent to the reorganization are not comparable to the consolidated financial statements presented for prior periods.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Wilshire Financial Services Group Inc. and Subsidiaries for the seven months ended December 31, 1999 and the five months ended May 31, 1999 in conformity with accounting principles generally accepted in the United States.

/S/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Portland, Oregon
March 17, 2000

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

                                                                                       December 31,   December 31,
                                                                                           2001           2000
                                                                                       ------------   ------------
                                            ASSETS

Cash and cash equivalents ...........................................................  $     37,876   $      9,516
Government agency mortgage-backed securities available for sale, at fair value ......        64,377         37,817
AAA mortgage-backed securities available for sale, at fair value ....................        51,436             --
Other mortgage-backed securities available for sale, at fair value ..................         3,727          6,821
Investment securities available for sale, at fair value .............................         8,000          9,500
Loans, net of allowance for loan losses of $8,384 and $10,614 .......................       525,034        561,876
Discounted loans, net of allowance for loan losses of $45,413 and $213,019 ..........        15,309         10,214
Stock in Federal Home Loan Bank of San Francisco, at cost ...........................         9,475          6,615
Real estate owned, net ..............................................................           731          1,770
Leasehold improvements and equipment, net ...........................................         3,198          3,939
Accrued interest receivable .........................................................         4,190          4,133
Servicer advance receivables, net ...................................................        18,266         19,063
Service fees receivable .............................................................         3,100          2,198
Purchased mortgage servicing rights .................................................         8,473          4,544
Receivables from other loan servicers ...............................................         1,788          3,161
Intangible assets, net ..............................................................         3,960          4,529
Prepaid expenses and other assets ...................................................        10,064         10,354
                                                                                       ------------   ------------
            TOTAL ...................................................................  $    769,004   $    696,050
                                                                                       ============   ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Noninterest-bearing deposits ..................................................  $      2,794   $     10,663
      Interest-bearing deposits .....................................................       436,675        424,410
      Short-term borrowings .........................................................         9,970          9,123
      FHLB advances .................................................................       189,500        132,000
      Long-term investment financing ................................................        14,474          1,634
      Accounts payable and other liabilities ........................................        14,381         21,716
      Investor participation liability ..............................................           528             --
                                                                                       ------------   ------------
            Total liabilities .......................................................       668,322        599,546
                                                                                       ------------   ------------

MINORITY INTEREST ...................................................................         9,262          9,909

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY:
      Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares
         outstanding ................................................................            --             --
      Common stock, $0.01 par value, 24,035,458 and 20,035,458 shares authorized, 20,349,458 and 20,035,458 shares issued (including treasury
         shares of 4,168,854 in 2001 and 0 in 2000) .................................       105,530         96,516
      Treasury stock, 4,168,854 and 0 shares, at cost ...............................       (10,005)            --
      Accumulated deficit ...........................................................        (5,058)       (10,670)
      Accumulated other comprehensive income, net ...................................           953            749
                                                                                       ------------   ------------
            Total stockholders' equity ..............................................        91,420         86,595
                                                                                       ------------   ------------
            TOTAL ...................................................................  $    769,004   $    696,050
                                                                                       ============   ============

                                                   See notes to consolidated financial statements.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

                                                                                                                    Predecessor
                                                                                  Reorganized Company                 Company
                                                                       ------------------------------------------   ------------
                                                                                                     Seven Months   Five Months
                                                                        Year Ended     Year Ended       Ended          Ended
                                                                       December 31,   December 31,   December 31,     May 31,
                                                                           2001           2000           1999           1999
                                                                       ------------   ------------   ------------   ------------
    INTEREST INCOME:
          Loans .....................................................  $     50,982   $     48,717   $     30,389   $     21,710
          Mortgage-backed securities ................................         4,265          4,084          5,313          5,481
          Securities and federal funds sold .........................         2,269          1,719          1,056            674
                                                                       ------------   ------------   ------------   ------------
             Total interest income ..................................        57,516         54,520         36,758         27,865
                                                                       ------------   ------------   ------------   ------------
    INTEREST EXPENSE:
           Deposits .................................................        24,914         26,014         14,707         11,206
           Borrowings ...............................................        10,773          9,641          6,156         11,923
                                                                       ------------   ------------   ------------   ------------
             Total interest expense .................................        35,687         35,655         20,863         23,129
                                                                       ------------   ------------   ------------   ------------
    NET INTEREST INCOME .............................................        21,829         18,865         15,895          4,736
    (RECAPTURE OF) PROVISION FOR LOSSES ON LOANS ....................        (1,784)        (4,027)         1,025          2,697
                                                                       ------------   ------------   ------------   ------------
    NET INTEREST INCOME AFTER (RECAPTURE OF) PROVISION FOR
       LOSSES ON LOANS ..............................................        23,613         22,892         14,870          2,039
                                                                       ------------   ------------   ------------   ------------
    OTHER INCOME (LOSS):
           Servicing income .........................................        17,366         12,691          6,365          3,309
           Loan fees and charges ....................................         2,080          3,145          2,796          1,696
           Market valuation losses and impairments ..................            --             --        (10,837)            --
           Gain (loss) on sales of loans ............................         1,475          1,244         (1,671)         3,165
           (Loss) gain on sale of securities ........................          (262)          (438)           423             --
           Real estate owned, net ...................................           (46)          (308)         2,348          1,466
           Bankcard income, net .....................................         2,286          4,115          1,807          2,335
           Gain on sale of Bankcard operations ......................         5,118             --             --             --
           Discontinuation of European Operations ...................            --             --         (2,365)            --
           Other income, net ........................................         1,684          5,096          3,035          1,788
                                                                       ------------   ------------   ------------   ------------
             Total other income .....................................        29,701         25,545          1,901         13,759
                                                                       ------------   ------------   ------------   ------------
    OTHER EXPENSES:
           Compensation and employee benefits .......................        25,052         23,653         17,502         11,796
           Loan service fees and expenses ...........................            --             --             --          8,523
           Professional services ....................................         6,560          4,596          3,661          2,752
           Occupancy ................................................         2,106          2,405          1,297          1,385
           FDIC insurance premiums ..................................           703            892            311            501
           Data processing ..........................................         1,443          1,553            648            379
           Communication ............................................         1,363          1,515            977            590
           Insurance ................................................         1,130          1,045            385            475
           Corporate travel and development .........................           475          1,002          1,847            775
           Depreciation .............................................         1,816          2,705          1,276          1,008
           Amortization of intangibles ..............................           613            815            114            153
           Postage and courier expense ..............................           957            440            320             61
           Investor participation interest ..........................         1,036             --             --             --
           Other general and administrative expense .................         2,095          2,241          2,412          2,976
                                                                       ------------   ------------   ------------   ------------
             Total other expenses ...................................        45,349         42,862         30,750         31,374
                                                                       ------------   ------------   ------------   ------------
    INCOME (LOSS) BEFORE REORGANIZATION ITEMS, MINORITY
        INTEREST, INCOME TAX PROVISION AND
        EXTRAORDINARY ITEMS .........................................         7,965          5,575        (13,979)       (15,576)
    REORGANIZATION ITEMS ............................................            --             --             --        (52,034)
                                                                       ------------   ------------   ------------   ------------
    INCOME (LOSS) BEFORE MINORITY INTEREST, INCOME TAX
        PROVISION AND EXTRAORDINARY ITEMS ...........................         7,965          5,575        (13,979)       (67,610)
    MINORITY INTEREST ...............................................           647          1,203            542             --
                                                                       ------------   ------------   ------------   ------------
    INCOME (LOSS) BEFORE INCOME TAX PROVISION .......................         8,612          6,778        (13,437)       (67,610)
    INCOME TAX PROVISION ............................................         3,000          3,596            654            658
                                                                       ------------   ------------   ------------   ------------
    INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS ........................         5,612          3,182        (14,091)       (68,268)
    EXTRAORDINARY ITEMS, NET OF TAX (See Note 3) ....................            --            239             --        225,606
                                                                       ------------   ------------   ------------   ------------
    NET INCOME (LOSS) ...............................................  $      5,612   $      3,421   $    (14,091)  $    157,338
                                                                       ============   ============   ============   ============

                                                   See notes to consolidated financial statements.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Dollars in thousands, except share data)

                                                                                                               Predecessor
                                                                          Reorganized Company                    Company
                                                           ------------------------------------------------   --------------
                                                                                              Seven Months     Five Months
                                                             Year Ended       Year Ended         Ended            Ended
                                                            December 31,     December 31,     December 31,       May 31,
                                                                2001             2000             1999             1999
                                                           --------------   --------------   --------------   --------------

    EARNINGS (LOSS) PER SHARE:
       Basic:
           Income (loss) before extraordinary items ....   $         0.28   $         0.16   $        (0.70)  $        (6.27)
           Extraordinary items .........................               --             0.01               --            20.72
                                                           --------------   --------------   --------------   --------------
           Net income (loss) ...........................   $         0.28   $         0.17   $        (0.70)  $        14.45

       Diluted:
           Income (loss) before extraordinary items ....   $         0.27   $         0.16   $        (0.70)  $        (6.27)
           Extraordinary items .........................               --             0.01               --            20.72
                                                           --------------   --------------   --------------   --------------
           Net income (loss) ...........................   $         0.27   $         0.17   $        (0.70)  $        14.45

    Weighted average shares outstanding - basic ........       20,138,015       20,035,458       20,033,600       10,885,000
    Weighted average shares outstanding - diluted ......       21,176,069       20,255,363       20,033,600       10,885,000

                                                   See notes to consolidated financial statements.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands, except share data)

                                                                                                                Accumulated
                                            Preferred Stock    Common Stock        Treasury Stock                  Other
                                            --------------- ------------------   ----------------- Accumulated  Comprehensive
                                             Shares Amount   Shares    Amount    Shares     Amount    Deficit (Loss) Income  Total
                                             ------ ------ ---------- --------  ---------  --------  ---------  ----------  -------
(Predecessor Company)
BALANCE, December 31, 1998                       -- $  --  11,070,000 $117,708    185,000  $ (2,852) $(183,294) $(24,357) $(92,795)
   Comprehensive income:
     Net income............................                                                            157,338             157,338
     Unrealized holding losses on available
        for sale securities - net of tax
        benefit of $46.....................                                                                         (720)     (720)
     Unrealized loss on foreign currency
        translation........................                                                                       (1,662)   (1,662)
                                                                                                                          --------
   Total comprehensive income..............                                                                                154,956
   Impact of reorganization:
    Elimination of former equity in
     connection with bankruptcy plan.......               (11,070,000)(117,708)  (185,000)    2,852     25,956    26,739   (62,161)
    Issuance of new equity in connection
     with bankruptcy plan..................                20,033,600   86,819                                              86,819
                                             --------------------------------------------------------------------------------------
BALANCE, May 31, 1999 - (Reorgainzed Company)
   (Fresh-start reporting date) ...........      --    --  20,033,600   86,819         --        --         --        --    86,819
   Comprehensive loss:
     Net loss..............................                                                            (14,091)            (14,091)
     Unrealized holding losses on available
        for sale securities - net of tax
        benefit of $22.....................                                                                          (29)      (29)
     Unrealized loss on foreign currency
        translation........................                                                                          (89)      (89)
                                                                                                                          --------
   Total comprehensive loss................                                                                                (14,209)
   Impact of reorganization:
     Contribution of equity of WCC.........                              5,723                                               5,723
                                             --------------------------------------------------------------------------------------
BALANCE, December 31, 1999                       --    --  20,033,600   92,542         --        --    (14,091)     (118)   78,333
   Comprehensive income:
     Net income............................                                                              3,421               3,421
     Unrealized holding gains on available
        for sale securities - net of tax
        expense of $540 (1)................                                                                          778       778
     Unrealized gain on foreign currency
        translation........................                                                                           89        89
                                                                                                                          --------
   Total comprehensive income..............                                                                                  4,288
   Tax benefit from utilization of
     pre-reorganizational Net Operating
     Losses (Note 13)......................                              3,974                                               3,974
   Allocation of additional shares pursuant
     to reorganization.....................                     1,858
                                             --------------------------------------------------------------------------------------
BALANCE, December 31, 2000.................      --    --  20,035,458   96,516         --        --    (10,670)      749    86,595
   Comprehensive income:
     Net income............................                                                              5,612               5,612
     Unrealized holding gains on available
        for sale securities - net of tax
        expense of $143 (2)................                                                                          204       204
                                                                                                                          --------
   Total comprehensive income..............                                                                                  5,816
   Tax benefit from utilization of
     pre-reorganizational Net Operating
     Losses (Note 13)......................                              8,683                                               8,683
   Exercise of stock options...............                   314,000      331                                                 331

   Treasury stock acquired.................                                    (4,168,854)  (10,005)                       (10,005)
                                             --------------------------------------------------------------------------------------
   BALANCE, December 31, 2001..............      -- $  --  20,349,458 $105,530 (4,168,854) $(10,005) $  (5,058) $    953  $ 91,420
                                             ====== =====  ========== ========  =========  ========  =========  ========  ========
(1)	Includes reclassification adjustment for gain included in net income of $19, net of tax expense of $14.
(2)	Includes reclassification adjustment for gain included in net income of $176, net of tax expense of $127.
                                                   See notes to consolidated financial statements.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                                    Predecessor
                                                                                     Reorganized Company              Company
                                                                            -------------------------------------   -----------
                                                                                                      Seven Months  Five Months
                                                                             Year Ended   Year Ended     Ended         Ended
                                                                            December 31, December 31, December 31,    May 31,
                                                                                2001         2000         1999         1999
                                                                             ----------   ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) ...................................................  $    5,612   $    3,421   $  (14,091)  $  157,338
      Adjustments to reconcile net income (loss) to net cash provided by
          (used in) operating activities:
            Market valuation losses and impairments .......................          --           --       10,837           --
            (Recapture of) provision for estimated losses on loans ........      (1,784)      (4,027)       1,025        2,697
            Provision for losses on real estate owned .....................          49           90          638           --
            Write-downs from discontinuation of European operations .......          --           --        1,740           --
            Valuation allowance for mortgage servicing rights .............       1,552           --           --           --
            Asset valuation adjustments ...................................          --           --          158          647
            Depreciation and amortization .................................       2,429        3,520        1,390        1,161
            Tax effect from utilization of net operating loss carryforward ..     4,183        3,974           --           --
            Gain on sale of real estate owned .............................         (17)         (43)      (1,748)      (2,192)
            Loss on disposal of equipment .................................          44            6           --           62
            (Gain) loss on sale of loans ..................................      (1,475)      (1,244)       1,671       (3,165)
            Loss (gain) on sale of securities .............................         262          438         (423)          --
            Gain on sale of mortgage servicing rights .....................        (414)          --           --           --
            Amortization of discounts and deferred fees ...................         451        2,157           30          869
            Amortization of mortgage servicing rights .....................       5,847          396           11          154
            Federal Home Loan Bank stock dividends ........................        (453)        (390)        (128)         (73)
            Income on equity investments ..................................          --           --           --         (218)
            Minority interest in WCC ......................................        (647)      (1,203)        (542)          --
            Receipt of income tax refund ..................................          --           --           --       12,219
            Other .........................................................          --           --         (370)          --
            Reorganization items:
              Write-off of unamortized debt issuance costs ................          --           --           --       11,319
              European reorganization costs ...............................          --           --           --        2,492
              Adjustments to carrying amounts of assets and liabilities
                pursuant to fresh-start reporting .........................          --           --           --       37,601
            Gain on extinguishment of debt ................................          --         (239)          --     (225,606)
            Change in:
              Servicer advance receivables ................................         797        4,709        3,348       (2,545)
              Service fees receivable .....................................        (902)        (896)      (1,302)          --
              Accrued interest receivable .................................         (57)        (194)       1,199          330
              Receivables from other loan servicers .......................       1,373       (2,240)        (921)          --
              Prepaid expenses and other assets ...........................         926       (9,772)       3,297       (3,334)
              Accounts payable and other liabilities ......................      (3,939)      (7,600)       2,135       12,893
              Investor participation liability ............................         528           --           --           --
                                                                             ----------   ----------   ----------   ----------
                      Net cash provided by (used in) operating activities .      14,365       (9,137)       7,954        2,649
                                                                             ----------   ----------   ----------   ----------

                                                   See notes to consolidated financial statements.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

                                                                                                                      Predecessor
                                                                                     Reorganized Company                Company
                                                                            ---------------------------------------   -----------
                                                                                                        Seven Months  Five Months
                                                                            Year Ended    Year Ended       Ended         Ended
                                                                            December 31,  December 31,  December 31,    May 31,
                                                                               2001          2000          1999          1999
                                                                            -----------   -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of loans .................................................  $  (150,137)  $  (155,385)  $   (76,035)  $   (87,988)
       Loan repayments ...................................................      234,350        98,592        74,512        70,412
       Loan originations .................................................      (74,026)      (56,177)      (20,402)      (11,915)
       Proceeds from sale of loans .......................................       32,101        12,160        94,439            --
       Purchase of discounted loans ......................................      (15,515)       (5,159)       (1,493)       (1,629)
       Proceeds from sale of discounted loans ............................        7,337        17,446         5,844       255,845
       Purchase of mortgage-backed securities available for sale .........      (94,535)           --            --            --
       Repayments of mortgage-backed securities available for sale .......       26,626         7,429         6,388         9,010
       Proceeds from sale of mortgage-backed securities available for sale        1,271         4,448        42,476            --
       Purchase of investment securities available for sale ..............       (8,000)           --            --            --
       Purchase of mortgage-backed securities held to maturity ...........           --        (5,607)           --            --
       Repayments of mortgage-backed securities held to maturity .........           --         3,298         1,800         1,544
       Purchase of securities held to maturity ...........................           --        (9,441)           --            --
       Proceeds from sale of securities held to maturity .................           --         5,997            --            --
       Proceeds from redemption of FHLB stock ............................           --           776            --           750
       Purchases of FHLB stock ...........................................       (2,407)       (1,426)         (792)           --
       Purchases of real estate owned ....................................           --          (244)           --          (708)
       Proceeds from sale of real estate owned ...........................        3,054        12,676        26,755        28,359
       Purchases of leasehold improvements and equipment .................       (1,285)       (2,406)         (750)         (768)
       Proceeds from sale of leasehold improvements and equipment ........          166           175            --            --
       Purchase of mortgage servicing rights .............................      (12,124)       (4,433)         (518)           --
       Proceeds from sale of mortgage servicing rights ...................        1,210            --            --            --
                                                                            -----------   -----------   -----------   -----------
               Net cash (used in) provided by investing activities .......      (51,914)      (77,281)      152,224       262,912
                                                                            -----------   -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) in deposits ...............................        4,396        15,788       (78,139)      (13,256)
       Proceeds from FHLB advances .......................................       70,500        68,000        66,500        21,000
       Repayments of FHLB advances .......................................      (13,000)      (16,000)       (7,500)           --
       Proceeds from short-term borrowings ...............................       38,280       104,985       151,517        78,579
       Repayments of short-term borrowings ...............................      (37,433)     (127,366)     (262,788)     (353,800)
       Proceeds from long-term financing .................................       20,567         1,634            --            --
       Repayment of notes payable to Wilshire Real Estate Investment Inc.            --        (5,275)       (2,152)           --
       Proceeds from debtor-in-possession financing ......................           --            --            --         5,000
       Repayments of long-term financing .................................       (7,727)           --            --            --
       Issuance of common stock ..........................................          331            --            --            --
       Purchase of treasury stock ........................................      (10,005)           --            --            --
                                                                            -----------   -----------   -----------   -----------
              Net cash provided by (used in) financing activities ........       65,909        41,766      (132,562)     (262,477)
                                                                            -----------   -----------   -----------   -----------

              NET INCREASE (DECREASE) IN CASH AND CASH
                 EQUIVALENTS .............................................       28,360       (44,652)       27,616         3,084
CASH AND CASH EQUIVALENTS:
       Beginning of period ...............................................        9,516        54,168        26,552        23,468
                                                                            -----------   -----------   -----------   -----------
       End of period .....................................................  $    37,876   $     9,516   $    54,168   $    26,552
                                                                            ===========   ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION--Cash paid during the period for:
       Interest ..........................................................  $    33,983   $    32,953   $    18,653   $    17,083
       Income taxes, net .................................................          625           875           240         1,327
NONCASH INVESTING ACTIVITIES:
       Additions to real estate owned acquired in settlement of loans ....        1,963         2,917         1,830         3,547
       Transfer of securities classified as held to maturity to available
         for sale ........................................................           --        21,909            --            --
       Transfer of loans classified as discounted to available for sale ..           --            --         9,743            --
NONCASH REORGANIZATION ITEMS:
       Cancellation of old common stock ..................................           --            --            --       114,856
       Issuance of new common stock in exchange for notes payable
           and accrued interest thereon ..................................           --            --            --        86,819
       Contribution of net assets of WCC .................................           --            --         5,723            --

                                                   See notes to consolidated financial statements.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations--Wilshire Financial Services Group Inc. ("WFSG" or the "Company") conducts its operations primarily through non-bank subsidiaries, Wilshire Credit Corporation ( "WCC ") and Wilshire Funding Corporation ("WFC"), and through a second-tier subsidiary savings bank, First Bank of Beverly Hills, F.S.B. ( "FBBH" or the "Bank ").

        WCC conducts a full-service mortgage loan servicing business, specializing in the servicing of labor-intensive mortgage pools. WFC conducts an investment and co-investment business with institutional investors where such investments align the Company's interests with those of such institutional investors and provide operating leverage for the servicing operations of WCC. The Bank is engaged in a retail and wholesale banking business focused primarily on specialty-niche lending products, including small-balance commercial and multi-family real estate lending. Until June 2001, the Bank also conducted a Visa and Mastercard processing business and operated a commercial banking subsidiary, George Elkins Mortgage Banking ("GEMB"). Effective June 30, 2001, the Bank disposed of these two divisions.

        Administrative headquarters of the Company, WCC and WFC are located in Portland, Oregon. The Bank, a federally chartered savings institution regulated by the Office of Thrift Supervision ( "OTS "), conducts its operations through a branch and a lending office in Southern California.

        The Company commenced loan acquisition and loan servicing operations in France, the United Kingdom and Ireland (the "European Operations ") in 1996. In the second quarter of 2000, the Company disposed of its European loan acquisition and servicing operations and loan portfolios.

        Principles of Consolidation--WFSG was incorporated in 1996 to be the holding company for Wilshire Acquisitions Corporation ("WAC "), which is the holding company for the Bank. WFSG formed certain non-bank subsidiaries, including WFC, and completed an initial public offering of common stock and a public debt offering in the fourth quarter of 1996. Intercompany accounts have been eliminated in consolidation.

        Effective May 31, 1999, as part of its restructuring (discussed below), the Company formed a majority-owned (50.01%) subsidiary, WCC, to perform loan servicing operations. The accompanying consolidated financial statements include the accounts of WCC for periods subsequent to May 31, 1999. The remaining 49.99% interest in WCC is reflected as "Minority Interest" in the accompanying consolidated financial statements.

        WCC and WFC conduct certain activities with lenders who have participation interests in the returns generated by loans that serve as collateral for the borrowings. The accompanying consolidated financial statements include all of the accounts of these joint ventures. The share of these activities held by the lenders is reflected as "Investor Participation Interest" in the Company's consolidated statements of financial condition, operations and cash flows.

        Restructuring of the Company--On June 10, 1999, the Company completed its plan of reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. Pursuant to the Plan, (i) the holders of the Company's $184.2 million in outstanding publicly issued notes payable exchanged their notes for new common stock in the Company; (ii) the Company's existing common stock and options were canceled; and (iii) the noteholders reallocated approximately 0.6% of the new common stock to the then-existing stockholders of the Company.

        The Company accounted for the Plan effective May 31, 1999, and adopted fresh-start reporting at that date. (See Note 2 for a discussion of fresh-start reporting and its effects on the Company's Statement of Financial Condition.) Accordingly, the financial statements presented include consolidated statements of financial condition of the reorganized company as of December 31, 2001 and 2000; consolidated statements of operations, stockholders' equity and cash flows of the reorganized company for the years ended December 31, 2001 and 2000 and the seven months ended December 31, 1999; and consolidated statements of operations, stockholders' equity (deficit) and cash flows of the predecessor company for the five-month period ended May 31, 1999.

        Revenues and expenses resulting from the reorganization of the Company while it was in Chapter 11 were segregated and recorded as Reorganization Items in the consolidated statement of operations and include the following for the five months ended May 31, 1999:

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share amounts)

                                                                         Five Months Ended
                                                                            May 31, 1999
                                                                           -------------
Write-off of unamortized debt issuance costs..........................     $      11,319
Professional services.................................................               609
European restructuring costs..........................................             2,492
Fresh-start reporting adjustments to assets and liabilities
   (See Note 2).......................................................            37,601
Other general and administrative expenses.............................                13
                                                                           -------------
      Total reorganization items......................................     $      52,034
                                                                           =============

        Pursuant to the Plan, the servicing of the Company's loans is conducted by WCC, its majority-owned subsidiary. Prior to the reorganization, the Company's assets were serviced by the company formerly named Wilshire Credit Corporation (now known as Capital Wilshire Holdings Inc. ("CWH")), a company previously owned by the Company's former principal stockholders. As part of the Plan, the Company entered into an agreement with the owners of CWH and the principal creditor of CWH, Capital Consultants, LLC ("CCL"), to incorporate the servicing operations of CWH into WFSG. CWH was in default on a loan from its principal creditor, CCL. A portion of that loan had been guaranteed by the Company. CCL took control of CWH and in exchange for releases from such debt, CWH contributed its assets and certain liabilities to WCC and, in exchange for such assets and liabilities and CCL's release of the Company's loan guaranty to CCL, WFSG transferred 49.99% of the equity of WCC to CWH. As a result, the Company currently owns 100% of the Class A voting common stock (representing 50.01% of the economic value) of WCC, and CWH owns 100% of the Class B non-voting common stock and the remaining 49.99% economic interest of WCC. Class B non-voting common stock is convertible into voting common stock on a share-for-share basis and, under certain circumstances, convertible into WFSG Common stock. Class B non-voting common stock also has a liquidation preference of approximately $19.3 million. The Company accounted for the acquisition of the assets and certain liabilities of CWH as a purchase under Accounting Principles Board Opinion No. 16, Business Combinations.

        Use of Estimates in the Preparation of the Consolidated Financial Statements--The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include allowances for loan losses, valuation allowances for real estate owned and net deferred tax assets, the determination of fair values of certain financial instruments for which there is not an active market, the allocation of basis between assets sold and retained, the evaluation of other than temporary impairment in the market values of investment securities and other assets, and the selection of yields utilized to recognize interest income on certain mortgage-backed securities. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and Cash Equivalents--For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and securities with original maturities less than 90 days.

        Securities and Mortgage-Backed Securities--The Company's securities portfolios consist of mortgage-backed and other debt securities that are classified as available for sale. Securities classified as available for sale are reported at their fair market values with unrealized holding gains and losses on securities reported, net of tax, when applicable, as a separate component of accumulated other comprehensive income (loss) in stockholders' equity (deficit). Holding gains and losses on securities classified as available for sale that are determined by management to be other than temporary in nature are reclassified from the unrealized holding losses included in accumulated other comprehensive income (loss) to current operations. Realized gains and losses from the sales of available for sale securities are reported separately in the Consolidated Statements of Operations and are calculated using the specific identification method.

        Loans and Discounted Loans, and Allowance for Loan Losses--Prior to the Company's June, 1999 reorganization, its principal non-Bank business involved acquiring performing, sub-performing and non-performing loan portfolios, for prices generally at or below face value (i.e., unpaid principal balances plus accrued interest). Nonperforming loans ("discounted loans") are generally acquired at deep discounts to face value and are recorded as Discounted loans, net in the Consolidated Statements of Financial Condition.

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

        Purchased Mortgage Servicing Rights--Purchased Mortgage Servicing Rights (MSRs) are reported at the lower of amortized cost or fair value. At the time a servicing portfolio is acquired, the Company capitalizes the purchase price of the MSRs, and subsequently amortizes such costs on a monthly basis in proportion to and over the period of the estimated future net servicing revenues.

        On a quarterly basis, the Company evaluates MSRs for impairment. MSRs are stratified based on the predominant risk characteristics of the underlying financial assets. The fair value of the MSRs is then determined by estimating the present value of expected future cash flows, using a discount rate that is considered commensurate with the risks involved. The amounts and timing of the cash flows are estimated after considering various economic factors including prepayment speeds, delinquency and default assumptions. The amount, if any, by which the amortized cost exceeds the fair value is recorded as an impairment and recognized through a valuation allowance.

        Intangible Assets, net. Intangible assets consist of goodwill and core deposit intangibles at FBBH. The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

        Foreign Currency Translation--All assets and liabilities relating to the Company's European activities were translated at current exchange rates. The results of the Company's foreign operations were translated at the average exchange rate for each reporting period. Translation adjustments, related hedging results and applicable income taxes were included, when material, in the accumulated translation adjustments as a separate component of accumulated other comprehensive income (loss) within stockholders' equity (deficit). The Company disposed of its European operations during the second quarter of 2000.

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

        Servicer Advance Receivables, net--In the normal course of performing loan servicing activities, WCC makes servicer advances to various unrelated third parties which represent (1) impound payments on behalf of borrowers, (2) scheduled remittances of principal and interest on certain securitizations, and (3) loan collection costs on securitizations and other servicing arrangements. In the accompanying consolidated financial statements, these advances are presented net of collections from mortgagors which, in certain circumstances, are used to fund these advances.

        Income Taxes--The provision (benefit) for income taxes is based on income (loss) recognized for financial statement purposes. The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return. WCC, which is consolidated for financial reporting purposes, is not eligible to be included in WFSG's consolidated U.S. federal income tax return and files its own separate return. A separate provision for income taxes has been determined for WCC. Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the potential deferred tax asset will not be realized.

        The Company and its subsidiaries have entered into a tax sharing agreement under which the tax liability is to be allocated pro rata among entities that would have paid tax if they had filed separate income tax returns. In addition, those entities reimburse loss entities pro rata for the reduction in tax liability as a result of their losses. The OTS has presently limited the amount of the Bank's tax payments to the lesser of (1) the Bank's stand-alone tax liability and (2) the total tax payments made by the Company.

        Bankcard Operations--Bankcard income, net, includes merchant discounts and transaction fees for processing Visa(R)and Mastercard(R)transactions and is offset by bankcard expense consisting primarily of fees paid to the Company's third-party processors and interchange fees paid to card-issuing banks. Other direct and indirect costs of Bankcard operations are included in various other categories of expenses and are not specifically allocated separately from other operating expenses of the Company. The Bankcard division was sold effective June 30, 2001.

        Income (Loss) per Share--Basic income (loss) per share ("EPS") excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the outstanding stock option contracts were exercised and resulted in the issuance of common stock that then shared in the earnings (loss) of the Company.

        New Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement, as amended and interpreted, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the consolidated statement of financial condition as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gain or loss to be offset with the related results of the hedged item in the consolidated statement of operations, or in certain circumstances to be deferred in other comprehensive income and later offset with the results of the hedged item in the Consolidated Statement of Operations. A company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133, as amended, as of January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

        In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This pronouncement replaces SFAS No. 125, issued in June 1996. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 has not had a material impact on the Company's financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives no longer be amortized, and instead be tested for impairment at least annually. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company is currently evaluating the impact that SFAS No. 142 may have on its financial position and results of operations. Amortization of intangibles was approximately $0.6 million for the year ended December 31, 2001.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This pronouncement supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for the disposal of a segment of a business. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its financial position and results of operations.

        Reclassifications--Certain items in the consolidated financial statements for 2000 and 1999 were reclassified to conform to the 2001 presentation, none of which affect previously reported net income.

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

        The effect of the plan of reorganization and the implementation of fresh-start reporting on the Company's consolidated balance sheet (condensed) as of May 31, 1999 is as follows (unaudited):

                                                                     Adjustments to Record Confirmation of Plan
                                                 ----------------------------------------------------------------------------------
                                                  Predecessor                                                           Reorganized
                                                   Company's     Forgiveness    Fresh-Start  Cancellation  Issuance of   Company's
                                                 Balance Sheet     of Debt      Adjustments  of Old Stock   New Stock  Balance Sheet
                                                 -------------    ---------     -----------  ------------   ---------  -----------
                                                                                 (Dollars in thousands)

TOTAL ASSETS .................................     $ 792,436      $      --      $  (5,149)     $      --     $     --     $ 787,287
                                                   =========      =========      =========      =========     ========     =========

Total liabilities ............................       925,495       (225,606)           579             --           --       700,468
                                                   ---------      ---------      ---------      ---------     --------     ---------

Stockholders' equity:
  Common stock ...............................       117,708       (117,708)        86,819         86,819
  Treasury stock .............................        (2,852)         2,852             --
  Retained deficit ...........................      (216,042)       225,606        (37,601)       114,856      (86,819)           --
  Accumulated other comprehensive
     loss, net ...............................       (31,873)            --         31,873             --           --            --
                                                   ---------      ---------      ---------      ---------     --------     ---------
Total stockholders' (deficit) equity .........      (133,059)       225,606         (5,728)            --           --        86,819
                                                   ---------      ---------      ---------      ---------     --------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY ....................................     $ 792,436      $      --      $  (5,149)     $      --     $     --     $ 787,287
                                                   =========      =========      =========      =========     ========     =========

3. EXTRAORDINARY ITEMS – GAIN ON EXTINGUISHMENT OF DEBT

        In August 2000, the Company entered into a settlement agreement with its former affiliate, Fog Cutter Capital Group Inc. (then known as Wilshire Real Estate Investment Inc. ("WREI")), pursuant to which all disputes between the two companies were resolved. As part of this agreement, the Company settled a note payable with a book value of $1.6 million with cash payments of $1.2 million, resulting in a gain on the extinguishment of debt (before income taxes) of approximately $0.4 million. This extraordinary gain is reported in the consolidated statement of operations net of related income taxes of approximately $0.2 million.

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

        Notes payable...................................................................  $     184,245
        Accrued interest on notes payable...............................................         14,536
        Payable to Capital Wilshire Holdings, Inc.
           (formerly known as Wilshire Credit Corporation)..............................         18,338
        Payable  to Fog Cutter  Capital  Group  Inc.  (formerly  known as  Wilshire
           Real  Estate Investment Inc.)................................................          8,487
                                                                                          -------------
                                                                                          $     225,606
                                                                                          =============

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

        There were no recorded market valuation losses and impairments for the years ended December 31, 2001 or 2000, or for the five months ended May 31, 1999. Total market valuation losses and impairments reported in net loss for the seven months ended December 31, 1999 was approximately $10.8 million. Of this amount, $5.1 million related to sales of mortgage-backed securities, $1.5 million related to other than temporary impairment of mortgage-backed securities remaining in the portfolio, $0.4 million related to real estate owned which was sold in 2000, $1.6 million related to our investment in WREI which was sold in December 1999, $0.9 million related to sales of other assets, and $1.3 million related to equipment and other assets remaining at December 31, 1999. The Company believes that the decline in the value of these assets was other than temporary.

5. SECURITIES

        The amortized cost, fair value and gross unrealized gains and losses on mortgage-backed and other investment securities as of December 31, 2001 and 2000 are shown below. Fair market value estimates were obtained using discounted cash-flow models or from independent parties.

                                                                                       Gross        Gross       Estimated
                                                                        Amortized    Unrealized   Unrealized   Fair Market
                                                                           Cost        Gains        Losses       Values
                                                                        ----------   ----------   ----------   ----------
      December 31, 2001
      Available-for-sale:
            Government agency mortgage-backed securities..........      $   64,965   $      333   $      921   $   64,377
            AAA mortgage-backed securities........................          51,630           63          257       51,436
            Other mortgage-backed securities......................           1,356        2,371           --        3,727
             Investment securities................................           8,000           --           --        8,000
                                                                        ----------   ----------   ----------   ----------
                  Total available for sale........................      $  125,951   $    2,767   $    1,178   $  127,540
                                                                        ==========   ==========   ==========   ==========

                                                                                       Gross        Gross       Estimated
                                                                        Amortized    Unrealized   Unrealized   Fair Market
                                                                           Cost        Gains        Losses       Values
                                                                        ----------   ----------   ----------   ----------
      December 31, 2000
      Available-for-sale:
            Mortgage-backed securities............................      $    5,424   $    1,397   $       --   $    6,821
            Government agency mortgage-backed securities..........          38,031          339          553       37,817
             Investment securities................................           9,441           59           --        9,500
                                                                        ----------   ----------   ----------   ----------
                  Total available for sale........................      $   52,896   $    1,795   $      553   $   54,138
                                                                        ==========   ==========   ==========   ==========

        As of December 31, 2001, the Company had approximately $77 fair value and $75 unamortized cost of securities maturing in over one year through five years, $5,242 fair value and $4,922 unamortized cost of securities maturing in over five years through ten years, and approximately $122,221 fair value and $120,954 unamortized cost of securities maturing after ten years. However, the Company expects to receive payments on its securities over periods considerably shorter than their contractual maturities.

        The Company received proceeds of approximately $1,271, $4,448 and $42,476, respectively, on sales of available-for-sale securities during the years ended December 31, 2001 and 2000 and the seven months ended December 31, 1999. There were no such sales during the five months ended May 31, 1999. Gains and losses from sales of available-for-sale securities were $0 and $262, respectively, during the year ended December 31, 2001; $28 and $471, respectively, during the year ended December 31, 2000; and $571 and $148, respectively, during the seven months ended December 31, 1999.

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

        At December 31, 2001 and 2000, securities with carrying values of $114,938 and $23,217, respectively, and market values of approximately $114,938 and $23,217, respectively, were pledged to secure merchant bankcard transactions, short-term borrowings and lines of credit (see Note 12), and a Liquidation Bond issued by the Company to Capital Consultants, LLC ("CCL") (see Note 14).

6. LOANS AND DISCOUNTED LOANS

        The following is a summary of each loan category by type as of December 31, 2001 and 2000:

                                                                                         December 31,
                                                                                  --------------------------
                                                                                     2001            2000
                                                                                  ----------      ----------
      Loans
      Real estate loans:
            One to four units..............................................       $  220,731      $  225,091
            Over four units................................................          150,367         156,647
            Commercial.....................................................          151,827         178,205
                                                                                  ----------      ----------
            Total loans secured by real estate.............................          522,925         559,943
      Consumer and other loans.............................................            6,939           9,889
                                                                                  ----------      ----------
                                                                                     529,864         569,832
      Add:  Premium on purchased loans and deferred fees...................            3,554           2,658
      Less:  Allowance for loan losses.....................................           (8,384)        (10,614)
                                                                                  ----------      ----------
                                                                                  $  525,034      $  561,876
                                                                                  ==========      ==========

                                                                                         December 31,
                                                                                  --------------------------
                                                                                      2001           2000
                                                                                  ------------    ----------
      Discounted Loans
      Real estate loans:
            One to four units.................................................    $    6,643      $    8,684
            Over four units...................................................         1,142             634
            Commercial........................................................         1,582           3,464
            Land..............................................................           250           2,010
                                                                                  ----------      ----------
            Total loans secured by real estate................................         9,617          14,792
      Consumer and other loans................................................        54,602         209,826
                                                                                  ----------      ----------
                                                                                      64,219         224,618
      Less:
            Discounts on purchased loans......................................        (3,497)         (1,385)
            Allowance for loan losses..........................................      (45,413)       (213,019)
                                                                                  ----------      ----------
                                                                                  $   15,309      $   10,214
                                                                                  ==========      ==========

        As of December 31, 2001 and 2000 loans with adjustable rates of interest were $404,046 and $298,053, respectively, and loans with fixed rates of interest were $190,037 and $496,397, respectively. Adjustable-rate loans are generally indexed to U.S. Treasury Bills, the FHLB's Eleventh District Cost of Funds Index, LIBOR or Prime and are subject to limitations on the timing and extent of adjustment. Most loans adjust within six months of changes in the index.

        At December 31, 2001 and 2000, loans with unpaid principal balances of approximately $315,989 and $317,759, respectively, were pledged to secure credit line borrowings and repurchase agreements included in short-term borrowings (see Note 12).

        Activity in the allowance for loan losses is summarized as follows:

                                                                                                                     Predecessor
                                                                                   Reorganized Company                 Company
                                                                        ------------------------------------------   ------------
                                                                                                      Seven Months    Five Months
                                                                         Year Ended     Year Ended       Ended           Ended
                                                                        December 31,   December 31,   December 31,      May 31,
                                                                            2001           2000           1999           1999
                                                                        ------------   ------------   ------------   ------------
    Balance, beginning of period ....................................   $    223,633        264,498   $    275,402   $    288,868
    Allocations of purchased reserves:
          at acquisition ............................................          7,626          3,261          2,145          2,733
          at disposition ............................................       (175,178)       (16,737)       (12,027)       (15,962)
    Addition due to discontinuation of European Operations ..........             --             --          1,739             --
    Net change pursuant to fresh-start reporting ....................           (113)         1,007            452         (1,078)
    Charge-offs .....................................................           (894)       (23,805)        (1,400)        (1,068)
    Recoveries ......................................................            507            377            272            186
    (Recapture of) provision for losses on loans ....................         (1,784)        (4,027)         1,025          2,697
    Currency translation adjustment .................................             --           (941)        (3,110)          (974)
                                                                        ------------   ------------   ------------   ------------
    Balance, end of period ..........................................   $     53,797        223,633   $    264,498   $    275,402
                                                                        ============   ============   ============   ============

        At December 31, 2001 and 2000, the Company had impaired loans (other than discounted loans) totaling $19,614 and $23,615, respectively, and had recorded specific valuation allowances to measure the impairments of those loans totaling $3,165 and $4,110, respectively. The average unpaid principal balances of impaired loans during the years ended December 31, 2001, 2000 and 1999 were $28,214, $34,016, and $55,379, respectively. Interest income recognized on impaired loans during 2001, 2000 and 1999 was $1,354, $1,991, and $2,503, respectively, based on cash payments. These amounts exclude consideration of single-family residential and other loan pools evaluated for impairment on a pooled basis.

        The above amounts do not include impaired discounted loans. Management has determined that generally all discounted loans meet the criteria for impairment and collectively evaluates these loans for impairment.

        The Bank has a geographic concentration of mortgage loans in the western United States, primarily in southern California. The five states with the greatest concentration of the Bank's loans were California, Washington, Arizona, Colorado, and Oregon, which had $379.1 million, $23.9 million, $15.6 million, $14.4 million, and $13.6 million principal amount of loans, respectively, at December, 31, 2001. The five states with the greatest concentration of the Company's Loans and Discounted Loans were California, Florida, Texas, Oregon, and Massachusetts, which had $13.6 million, $10.4 million, $5.5 million, $2.9 million and $2.8 million principal amount of loans, respectively, at December 31, 2001.

        Management's estimates are utilized to determine the adequacy of the allowance for loan losses. Estimates are also involved in determining the ultimate recoverability of purchased loans and, consequently, the pricing of purchased loans. These estimates are inherently uncertain and depend on the outcome of future events. Although management believes the levels of the allowance as of December 31, 2001 and 2000 are adequate to absorb losses inherent in the loan portfolio, changes in interest rates, various other economic factors and regulatory requirements may result in increasing levels of losses. Those losses will be recognized if and when these events occur.

7. REAL ESTATE OWNED

        Real estate owned consists of property that was obtained through foreclosure or was purchased directly, and is reported at its fair value, less estimated costs to sell. Activity in real estate owned is as follows for the periods indicated:

                                                                                                            Predecessor
                                                                          Reorganized Company                 Company
                                                              ------------------------------------------   ------------
                                                                                            Seven Months    Five Months
                                                               Year Ended     Year Ended       Ended           Ended
                                                              December 31,   December 31,   December 31,      May 31,
                                                                  2001           2000           1999            1999
                                                              ------------   ------------   ------------   ------------
    Balance, beginning of period ..........................   $      1,770   $     11,571   $     35,374   $     62,168
    Foreclosures ..........................................          1,963          2,917          1,830          3,547
    Purchases .............................................             --            244             --            708
    Adjustment pursuant to Fresh-Start reporting ..........             --             --             --          1,408
    Sales and exchanges ...................................         (2,953)       (12,633)       (24,571)       (27,271)
    Depreciation ..........................................             --             --             (5)           (25)
    Valuation write-downs .................................             --             --           (581)        (2,514)
    Provision for losses ..................................            (49)           (90)          (638)            --
    Currency translation adjustment .......................             --           (239)           162         (2,647)
                                                              ------------   ------------   ------------   ------------
    Balance, end of period ................................   $        731   $      1,770   $     11,571   $     35,374
                                                              ============   ============   ============   ============

        Real estate owned with a net carrying value of $193 and $97 at December 31, 2001 and 2000, respectively, collateralizes short-term borrowings (see Note 12).

8. LEASEHOLD IMPROVEMENTS AND EQUIPMENT

        Leasehold improvements and equipment consist of the following:

                                                                                    December 31,
                                                                              -----------------------
                                                                                 2001         2000
                                                                              ----------   ----------
      Leasehold improvements..............................................    $      421   $      452
      Furniture and equipment.............................................         9,825       10,021
                                                                              ----------   ----------
      Total cost..........................................................        10,246       10,473
      Accumulated depreciation and amortization...........................        (7,048)      (6,534)
                                                                              ----------   ----------
                                                                              $    3,198   $    3,939
                                                                              ==========   ==========

9. SERVICER ADVANCE RECEIVABLES, NET

        At December 31, 2001, gross servicer advance receivables totaled $43,585, which were netted for purposes of the accompanying consolidated financial statements by $25,319 of collections from mortgagors which were used to fund these advances. The net amount totals $18,266 and is included in the accompanying consolidated statement of financial condition as Servicer advance receivables, net as of December 31, 2001.

        As part of these servicing activities, the Company held customer cash in custodial accounts totaling $102,031 at December 31, 2001 which, for purposes of these consolidated financial statements, is offset against a liability representing amounts due to investors at that date. These amounts are not included in the accompanying consolidated statements of financial condition.

        Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage and other loans serviced were $3,444,336, $2,562,409 and $2,113,963 at December 31, 2001, 2000, and 1999, respectively.

10. PURCHASED MORTGAGE SERVICING RIGHTS

        The balances of the Company's purchased mortgage servicing rights (MSRs) as of December 31, 2001 and 2000, and changes during the periods then ended, were as follows:

                                                                                                                Predecessor
                                                                             Reorganized Company                  Company
                                                                   ------------------------------------------   ------------
                                                                                                 Seven Months    Five Months
                                                                    Year Ended     Year Ended       Ended           Ended
                                                                   December 31,   December 31,   December 31,      May 31,
                                                                       2001           2000           1999           1999
                                                                   ------------   ------------   ------------   ------------
  Purchased mortgage servicing rights, beginning of period .....   $      4,544   $        507   $         --   $      2,346
  Purchases of mortgage servicing rights .......................         12,124          4,433            518             --
  Sales of mortgage servicing rights ...........................           (796)            --             --             --
  Amortization .................................................         (5,847)          (396)           (11)          (154)
  Valuation allowance ..........................................         (1,552)            --             --             --
  Write-down pursuant to fresh-start reporting .................             --             --             --         (2,192)
                                                                   ------------   ------------   ------------   ------------
  Purchased mortgage servicing rights, end of period ...........   $      8,473   $      4,544   $        507   $         --
                                                                   ============   ============   ============   ============

        The changes in the Company's valuation allowance for impairment of MSRs are as follows for the periods indicated:

                                                                                                     Predecessor
                                                                  Reorganized Company                  Company
                                                        ------------------------------------------   ------------
                                                                                      Seven Months    Five Months
                                                         Year Ended     Year Ended        Ended           Ended
                                                        December 31,   December 31,   December 31,      May 31,
                                                            2001           2000           1999           1999
                                                        ------------   ------------   ------------   ------------
      Balance, beginning of period..................    $         --   $         --   $         --   $         --
      Additions for impairment......................          (1,552)            --             --             --
                                                        ------------   ------------   ------------   ------------
      Balance, end of period........................    $     (1,552)  $         --   $         --   $         --
                                                        ============   ============   ============   ============

        The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets. At December 31, 2001 and 2000, the fair values of the Company's MSRs were $10,099 and $7,533, respectively, which were estimated using a discount rate of 15% and prepayment assumptions ranging from 30% to 60% and 14% to 37%, respectively.

        At December 31, 2001, the key economic assumptions and the sensitivity of the current fair value for purchased MSRs to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in thousands):

                                                                          Year Ended
                                                                         December 31,
                                                                             2001
                                                                         ------------
           Fair value of capitalized MSRs..............................  $     10,099
           CPR.........................................................         30-60%
           Impact on fair value of 10% adverse change..................          (979)
           Impact on fair value of 20% adverse change..................        (1,881)
           Future cash flows discounted at.............................         15.00%
           Impact on fair value of 10% adverse change..................          (243)
           Impact on fair value of 20% adverse change..................          (472)

        These sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, however, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

11. DEPOSITS

        Deposits consist of the following:

                                                                            December 31,
                                                                    ---------------------------
                                                                        2001           2000
                                                                    ------------   ------------
      Passbook accounts........................................     $      4,265   $        872
      Money market accounts....................................           28,811         18,743
      NOW/checking.............................................            2,794         10,663
      Time deposits:
            Less than $100.....................................          118,002        166,009
            $100 or more.......................................          285,597        238,786
                                                                    ------------   ------------
      Total deposits...........................................     $    439,469   $    435,073
                                                                    ============   ============

      A summary of time deposits as of December 31, 2001, by maturity, is as follows:

      2002.....................................................     $    292,623
      2003.....................................................           62,486
      2004.....................................................           46,766
      2005.....................................................            1,587
      2006 and thereafter......................................              137
                                                                    ------------
                                                                    $    403,599
                                                                    ============

12. BORROWINGS AND FHLB ADVANCES

        Short-term borrowings at December 31, 2001 consisted of short-term notes payable and line of credit borrowings in our Specialty Servicing and Finance Operations. The notes payable were used for the acquisition of purchased mortgage servicing rights during the year. Our line of credit facilities are primarily used to fund servicer advances and, to a lesser extent, loan pools. In December 2001 we borrowed $9.2 million under one of our lines of credit to repurchase approximately 4.2 million shares of common stock from one of our shareholders. This borrowing was substantially repaid in January 2002 with proceeds from the issuance of approximately $7.7 million in 8% subordinated debentures, which funded the majority of the stock repurchase. Following is information about our short-term borrowings:

                                                                                                             Predecessor
                                                                           Reorganized Company                  Company
                                                                ------------------------------------------   ------------
                                                                                             Seven Months     Five Months
                                                                 Year Ended     Year Ended       Ended           Ended
                                                                December 31,   December 31,   December 31,      May 31,
                                                                    2001           2000           1999           1999
                                                                ------------   ------------   ------------   ------------

      Average balance during the period...................      $      5,270   $     21,323   $     95,521   $    245,900
      Highest amount outstanding during the period........             9,970         45,506        150,339        420,816
      Average interest rate-during the period.............               2.3%           9.1%           7.1%           7.3%
      Average interest rate-end of period.................               2.0%           6.4%           8.1%           6.1%

        In addition to the borrowings described above, our Specialty Servicing and Finance Operations have secured longer-term investment financing, consisting of other notes payable and lines of credit from institutional lenders. These borrowing facilities are primarily used for acquisitions of mortgage servicing rights and loan pools and are collateralized by the assets acquired. At December 31, 2001, we had outstanding approximately $14.5 million of such financing, which bears interest at an average rate of 6.0% and matures in 2003.

        The Bank has an agreement with the Federal Home Loan Bank of San Francisco (the "FHLB") whereby the Bank can apply for advances not to exceed 25% of the Bank's total assets. These advances are secured by FHLB stock, mortgage-backed securities and loans. The balances of FHLB Advances outstanding as of December 31, 2001 and 2000 were $189.5 million and $132.0 million, respectively, and the weighted average interest rate paid on the outstanding balance at December 31, 2001 is 5.54%. As of December 31, 2001, the Bank had $30.5 million of FHLB Advances maturing within one year, $60.0 million maturing within two years, $38.5 million maturing within three years, $26.0 million maturing within four years, and $34.5 million maturing within five years.

        From time to time, if required for liquidity purposes, the Bank will enter into short-term repurchase agreements which enable the Bank to purchase investment securities and pools of loans with immediate financing. In December 2001 the Bank entered into a repurchase agreement with Countrywide Securities Corporation and, in January 2002, borrowed approximately $35 million under this facility to purchase mortgage-backed and other investment securities.

13. INCOME TAXES

        The domestic and foreign components of income (loss) before domestic and foreign income and other taxes were as follows:

                                                                                                        Predecessor
                                                                    Reorganized Company                   Company
                                                         --------------------------------------------   ------------
                                                                                         Seven Months    Five Months
                                                            Year Ended     Year Ended       Ended           Ended
                                                           December 31,   December 31,   December 31,      May 31,
                                                               2001         2000            1999            1999
                                                           ------------   ------------   ------------   ------------
      Domestic                                             $      8,612   $      6,488   $    (10,009)  $    (62,165)
      Foreign                                                        --            290         (3,428)        (5,445)
                                                           ------------   ------------   ------------   ------------
            Total.................................         $      8,612   $      6,778   $    (13,437)  $    (67,610)
                                                           ============   ============   ============   ============

      The components of the income tax provision were as follows:

                                                                                                            Predecessor
                                                                         Reorganized Company                  Company
                                                              ------------------------------------------    -----------
                                                                                            Seven Months    Five Months
                                                               Year Ended     Year Ended       Ended           Ended
                                                              December 31,   December 31,   December 31,      May 31,
                                                                  2001           2000           1999           1999
                                                              ------------   ------------   ------------   ------------
    Current tax (benefit) provision:
          Federal .........................................   $     (1,213)  $       (428)  $        467   $        470
          State ...........................................            350             50            187            188
                                                              ------------   ------------   ------------   ------------
                Total current tax (benefit) provision .....           (863)          (378)           654            658
                                                              ------------   ------------   ------------   ------------
    Deferred tax benefit:
          Federal .........................................         (3,507)            --             --             --
          State ...........................................         (1,313)            --             --             --
                                                              ------------   ------------   ------------   ------------
                Total deferred tax benefit ................         (4,820)            --             --             --
                                                              ------------   ------------   ------------   ------------
    Increase to stockholders' equity
          Pre-reorganization tax benefits .................          8,683          3,974             --             --
                                                              ------------   ------------   ------------   ------------
                Total increase to stockholders' equity ....          8,683          3,974             --             --
                                                              ------------   ------------   ------------   ------------
                Total income tax provision ................   $      3,000   $      3,596   $        654   $        658
                                                              ============   ============   ============   ============

        The current federal tax provision for the years ended December 31, 2001 and 2000 and the seven-month and five-month periods ended December 31, 1999 and May 31, 1999, respectively, included excess inclusion income earned on certain residual interests in REMICs which cannot be offset by tax losses. In addition, in 2001 and 2000 the Company realized certain benefits related to the resolution and closing of open audit years.

        The increase in stockholders' equity resulted from the realization of pre-reorganization tax benefits and the reduction in valuation allowance. The tax effect is recorded as an increase to stockholders' equity in accordance with SOP 90-7 and not as a benefit on the statement of operations.

        The difference between the effective tax rate in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

                                                                                                                Predecessor
                                                                              Reorganized Company                 Company
                                                                   ------------------------------------------   ------------
                                                                                                 Seven Months    Five Months
                                                                    Year Ended     Year Ended       Ended           Ended
                                                                   December 31,   December 31,   December 31,      May 31,
                                                                        2001         2000            1999            1999
                                                                   ------------   ------------   ------------   ------------

    Federal income tax provision (benefit) at statutory rate ...           34.0%          34.0%         (34.0)%        (34.0)%
    State taxes, net of federal tax effect .....................            5.2            6.9           (6.8)          (6.8)
    Unconsolidated net operating loss not benefited ............            2.5            6.0             --             --
    Excess inclusion income from residual interests in REMICs ..            5.8           10.0             --             --
    Foreign losses with no federal tax benefit .................             --             --            8.7            2.2
    Subpart F income ...........................................             --             --            3.4            0.5
    Stock issuance costs .......................................             --             --             --            6.4
    Valuation allowance for deferred tax asset .................             --             --           34.9           36.5
    Resolution and closing of open audit years .................          (17.4)            --             --             --
    Other ......................................................            4.7           (3.9)          (1.5)          (3.8)
                                                                   ------------   ------------   ------------   ------------
    Effective income tax rate ..................................           34.8%          53.0%           4.7%           1.0%
                                                                   ============   ============   ============   ============

        Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenue and expenses. Deferred income tax assets and liabilities are summarized as follows:

                                                                                         December 31,
                                                                                  ---------------------------
                                                                                      2001           2000
                                                                                  ------------   ------------
    Deferred tax assets:
          Loans - purchase discounts, allowance for loan losses
             and market valuation adjustments .................................   $      8,292   $     10,308
          Market adjustment on mortgage-backed securities and hedge instruments          1,991             --
          Capitalized mortgage servicing rights ...............................          2,833          2,181
          Depreciation and amortization .......................................          1,465          1,222
          Pass-through income .................................................            494          1,272
          Net operating loss carryforward, net of COD income ..................         20,745         32,686
          Accrued expenses ....................................................          1,231            974
          Capitalized costs ...................................................          5,593          5,971
          Goodwill ............................................................          1,454          2,400
          Capital loss carryforward ...........................................         15,797         14,066
          Other ...............................................................          5,019          4,958
                                                                                  ------------   ------------
                Gross deferred tax assets .....................................         64,914         76,038
                                                                                  ------------   ------------
    Deferred tax liabilities:
          Market adjustment on mortgage-backed securities and hedge instruments             --         (2,205)
          Deferred loan fees ..................................................            (51)           (55)
          State taxes .........................................................         (4,398)        (1,991)
          Purchase accounting .................................................           (422)          (439)
                                                                                  ------------   ------------
                Gross deferred tax liabilities ................................         (4,871)        (4,690)
                                                                                  ------------   ------------
          Total deferred tax asset, net .......................................         60,043         71,348
          Valuation allowance .................................................        (55,223)       (71,348)
                                                                                  ------------   ------------
                Net deferred tax asset ........................................   $      4,820   $         --
                                                                                  ============   ============

        SFAS Statement No. 109, "Accounting for Income Taxes," requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes sufficient uncertainty exists regarding the realizability of the asset that a valuation allowance is required. Although realization is not assured, management believes that it is more likely than not that the Company will realize a portion of the deferred tax asset. The Company's net deferred tax asset at December 31, 2001 is included in prepaid expenses and other assets on the accompanying consolidated statements of financial condition. As pre-reorganization tax benefits are realized and the valuation allowance is reduced, the tax effect is recorded as an increase to stockholders' equity in accordance with SOP 90-7 and not as a benefit on the statement of operations.

        As of December 31, 2001, the Company had U.S. net operating loss carryforwards and capital loss carryforwards of approximately $58 million and $36 million, respectively. In addition, the Company has state net operating loss carryforwards. The federal carryforward period runs through 2021. Cancellation of indebtedness income in the amount of $137.3 million was excluded from taxable income in 1999 due to an exception for bankruptcy related debt forgiveness. The amount of cancellation of indebtedness income that was excluded from taxable income has been applied to reduce tax attributes, such as net operating loss and capital loss carryforwards.

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

14. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET RISK

        Lease Commitments--The following is a schedule of future minimum rental payments under operating leases as of December 31, 2001:

                  2002...................................................... $  1,924
                  2003......................................................    1,667
                  2004......................................................      555
                  2005......................................................      108
                                                                             --------
                       Total................................................ $  4,254
                                                                             ========

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

        At December 31, 2000 the Bank had approximately $20.9 million notional principal amount interest rate swap agreement outstanding. In April 2001, this swap agreement expired. This swap was designated as a hedge to convert fixed rate income streams on loans to variable rate, and had the effect of increasing the Company's net interest income by approximately $18 thousand and $0.1 million for the years ended December 31, 2001 and 2000, respectively.

        In 2001, the Bank purchased interest-rate put options on 30-year U.S. Treasury bonds. The Bank paid a premium of $45 for the put options, which expire in March 2002. A put option contract grants the Bank the right, but not the obligation, to sell a financial instrument at a stated price within a specified period of time. The put option contracts were purchased to reduce the interest rate risk in the Bank's fixed-rate mortgage-backed securities portfolio during a rising interest rate environment. The fair value of the put options as of December 31, 2001 was $31.

        Purchase Commitments--From time to time, the Company enters into various commitments and letters of intent relating to purchases of loans, foreclosed real estate portfolios and other investments. There can be no assurance that any of such transactions will ultimately be consummated. It is the Company's policy to generally record such transactions in the financial statements in the period in which such transactions are closed. At December 31, 2001 the Bank had outstanding commitments to purchase approximately $50.0 million in mortgage-backed securities. The Bank purchased these securities in January 2002.

        Litigation--The Company, the Bank and WCC, among other parties, are currently defendants to certain lawsuits brought by a number of CCL's clients. Between 1994 and 1998 CCL, as agent for various clients, made a number of loans to the privately-owned company then known as Wilshire Credit Corporation ("WCC") and now known as Capital Wilshire Holdings Inc. ("CWH"). As part of the Company's June 1999 restructuring, it purchased the assets of CWH. In exchange it gave CCL as agent a 49.99% nonvoting ownership interest in WCC with certain rights to convert such interest to a portion of the Company's stock. The plaintiffs allege that the Company, WCC and the Bank and some of their executives wrongfully participated in various transactions in which CCL made improper loans to WCC, thereafter misled the CCL clients by failing to disclose significant losses on $160 million of loans to WCC, and used additional CCL client funds (approximately $71 million) to cover up such losses.

        The Company believes that it has strong defenses with regard to such allegations and intends to contest the claims vigorously unless a satisfactory settlement can be reached. Without limitation, as part of the June 1999 reorganization of the Company, CCL, on behalf of the CCL Investors, provided the Company with a release of all claims that they might have had against the Company, pursuant to the Plan of Reorganization approved by the Delaware Bankruptcy Court. The plaintiffs contend that CCL did not have authority to provide this release and that the releases were fraudulently obtained. In addition, the Company's former executives have requested that the Company indemnify them as directors and officers of the Company for their costs and potential liability to the extent such amounts are not covered by insurance.

        The District Court of Oregon appointed a mediator to supervise a limited discovery procedure and to determine if the claims can be resolved by settlement. The Company and the plaintiffs continue to participate in the mediation process. The parties are under a confidentiality order prohibiting any disclosure of the status of any settlement discussions.

        The Company is a defendant in other legal actions arising from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability, if any, arising from such actions will not materially affect the Company's consolidated results of operations or financial position.

        Other--In connection with the transfer of the Company's minority ownership interest in WCC to CWH, described in Note 1, the Company provided to CCL a contingent Liquidation Bond in the form of a non-interest bearing obligation to pay CCL, in the event (and only in the event) of any liquidation or dissolution of WCC, $19.3 million less any distributions that CWH receives from its minority ownership interest in WCC. WCC is obligated to keep the bond collateralized with assets of WCC or the Company having a fair market value equal to such bond and, to the extent that it does not do so, the Company may be responsible for the deficiency. A receiver has been appointed for CCL in Securities and Exchange Commission v. Capital Consultants, LLC, et al., U.S. District Court for the District of Oregon, Case No. CV 00-1290 KI, and now holds this Liquidation Bond and controls the minority ownership interest in WCC on behalf of CCL's investors.

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

        The Company is the guarantor on a $50 million credit facility agreement between WCC and a major commercial bank. WCC accumulates earnings credits through the maintenance of certain deposit balances that would not otherwise earn interest. The earnings credits are used first to offset costs of banking services, and then to offset certain borrowing costs. To the extent excess earnings credits exist, they are used to pay certain interest costs related to the $50 million investment line facility.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2001 and 2000, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. As of December 31, 2001 and 2000, the total core capital and total risk-based capital amounts of the Bank, compared to the OTS minimum requirements, were as follows:

                                                                                                                   To Be
                                                                                     Amount Required         "Well Capitalized"
                                                                                       For Capital                 under
                                                                                        Adequacy              Prompt Corrective
                                                                  Actual                Purposes             Action Regulations
                                                          --------------------   ----------------------   ------------------------
                                                            Amount     Ratio       Amount       Ratio       Amount       Ratio
                                                          ---------- ---------   ----------  ----------   ----------   ----------
      December 31, 2001
      Total Capital to Risk-Weighted Assets
         (Risk-Based Capital)...........................  $   70,858      15.7%  $   36,014       =>8.0%  $   45,018       =>10.0%
      Tier 1 Capital to Risk-Weighted Assets............      65,204      14.5%    Not Applicable             27,018       => 6.0%
      Core Capital to Adjusted Tangible Assets..........      65,204       9.2%      28,442       =>4.0%      35,553       => 5.0%
      Tangible Capital to Tangible Assets...............      65,204       9.2%      10,666       =>1.5%      Not Applicable

      December 31, 2000
      Total Capital to Risk-Weighted Assets
         (Risk-Based Capital)...........................  $   62,092      13.5%  $   36,770       =>8.0%  $   45,963       =>10.0%
      Tier 1 Capital to Risk-Weighted Assets............      56,261      12.2%    Not Applicable             27,578       => 6.0%
      Core Capital to Adjusted Tangible Assets..........      56,261       8.7%      25,759       =>4.0%      32,199       => 5.0%
      Tangible Capital to Tangible Assets...............      56,261       8.7%       9,659       =>1.5%      Not Applicable

16. RELATED PARTY TRANSACTIONS

        In April 2001 the Company sold mortgage-backed securities with a book value of $1.5 million to Fog Cutter Capital Group Inc. ("FCCG", formerly known as Wilshire Real Estate Investment Inc. ("WREI")) for a loss of approximately $0.3 million. FCCG owned approximately 18% of the Company's outstanding common stock at December 31, 2001 and approximately 14% at December 31, 2000.

        From WREI's inception in April 1998 until September 1999, Wilshire Realty Services Corporation ("WRSC"), a subsidiary of the Company, was the manager of WREI and earned a management fee based on the level of WREI's investment assets. The Company, through WRSC, earned management fee income of $1.1 million for the seven months ended December 31, 1999 and $1.3 million for the five months ended May 31, 1999. From 1999 until August 2000, the Company had a $5.0 million note payable to WREI bearing interest at 12%, which was funded under a debtor-in-possession ("DIP") facility.

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

        In December 1999, the Company entered into an agreement with WREI. The principal terms of the agreement include, but are not limited to, the following: WFSG sold to WREI all of its interest in WREI's common stock, including 992,587 shares of WREI common stock, rights to previously declared dividends on such shares, and options to purchase an additional 1,112,500 shares; WFSG released WREI from the management fee otherwise payable by WREI under a management agreement between WFSG and WREI for the quarterly period ended September 30, 1999; WREI cancelled WFSG's obligations under the PIK note previously issued by WFSG to WREI; and WFSG issued to WREI an unsecured promissory note in the amount of $275 bearing interest at 9%.

        In August 2000, the Company reached an agreement with WREI pursuant to which the $5.0 million DIP loan and the $275 promissory note were settled in full and WREI was released from any additional management fees payable after September 1999. During the year ended December 31, 2000, the Company incurred approximately $0.4 million in interest expense to WREI on these notes.

        At December 31, 2001 and 2000, the Company had an outstanding loan to a principal of CCL (the 49.99% minority owner of WCC) with an unpaid principal balance of approximately $2.6 million, bearing interest at 15.5%, and had recorded a specific valuation allowance of $1.5 million.

17. NET EARNINGS (LOSS) PER SHARE

        The Company has outstanding stock options which are considered common stock equivalents in the calculation of earnings per share. Following is a reconciliation of net income available to common shareholders and weighted average shares outstanding as used to calculate basic and diluted earnings per share for the years ended December 31, 2001 and 2000.

                                                                                    Weighted
                                                                                     Average       Per Share
                                                                       Income         Shares         Amount
                                                                    ------------   ------------   ------------
      Year ended December 31, 2001
      Net income applicable to common stock......................   $      5,612     20,138,015   $       0.28
      Dilution from stock options................................             --      1,038,054             --
                                                                    ------------   ------------   ------------
      Diluted income per share...................................   $      5,612     21,176,069   $       0.27
                                                                    ============   ============   ============

                                                                                    Weighted
                                                                                     Average       Per Share
                                                                       Income         Shares         Amount
                                                                    ------------   ------------   ------------
      Year ended December 31, 2000
      Net income before extraordinary item.......................   $      3,182     20,035,458      $    0.16
      Extraordinary item, net of tax.............................            239     20,035,458           0.01
                                                                    ------------   ------------   ------------
      Net income applicable to common stock......................          3,421     20,035,458           0.17
      Dilution from stock options................................             --        219,905             --
                                                                    ------------   ------------   ------------
      Diluted income per share...................................   $      3,421     20,255,363   $       0.17
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

                                                                                   Weighted
                                                                                    Average      Per Share
                                                                   Net Loss         Shares         Amount
                                                                --------------   -------------   ----------
      Seven months ended December 31, 1999
      Net loss applicable to common stock....................   $      (14,091)     20,033,600   $    (0.70)
      Dilution from stock options............................               --              --           --
                                                                --------------   -------------   ----------
      Diluted loss per share.................................   $      (14,091)     20,033,600   $    (0.70)
                                                                ==============   =============   ==========

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

                                                                                    Weighted
                                                                                     Average     Per Share
                                                                 (Loss) Income      Shares         Amount
                                                                 -------------    ------------   ----------
      Five months ended May 31, 1999
      Net loss before extraordinary item......................   $     (68,268)     10,885,000   $    (6.27)
      Extraordinary item, net of tax..........................         225,606      10,885,000        20.72
                                                                 -------------    ------------   ----------
      Net income applicable to common stock...................         157,338      10,885,000        14.45
      Dilution from stock options.............................              --              --           --
                                                                 -------------    ------------   ----------
      Diluted income per share................................   $     157,338      10,885,000   $    14.45
                                                                 =============    ============   ==========

18. EMPLOYEE BENEFITS AND AGREEMENTS

        Profit Sharing Plan--The Company's employees participate in a defined contribution profit sharing and 401(k) plan sponsored by companies included in the Company's "control group." At the discretion of the Company's Board of Directors, the Company may elect to contribute to the plan based on profits of the Company or based on matching participants' contributions. The Company contributed $431, $468 and $395, respectively, for the years ended December 31, 2001 and 2000 and for the seven-month period ended December 31, 1999. There was no such contribution for the five-month period ended May 31, 1999.

        Employment Agreements--From April 1, 2000 to February 28, 2002, the Company's Chief Executive Officer, Mr. Stephen P. Glennon, received a salary of $24.00 per year for two years, and was reimbursed for certain living expenses. Mr. Glennon also was granted 575,000 stock options at a price of $1.1875 per share. The options vested at the rate of 25,000 per month and had vested in full as of February 28, 2002. In March 2002 Mr. Glennon entered into a new employment agreement with the Company. Pursuant to this agreement, Mr. Glennon will receive a salary of $100,000 from March 1, 2002 to February 28, 2003 and a salary of $300,000 from March 1, 2003 to February 29, 2004, and will continue to be reimbursed for certain living expenses. Mr. Glennon also was granted 300,000 stock options at a price of $2.34 per share, vesting at the rate of 12,500 per month for each month of employment completed by Mr. Glennon. Mr. Glennon's new agreement provides that, in the event of a change in control of the Company, all of his options will vest and immediately become exercisable, and he will be paid $500,000 in consideration of a general release of all claims. If the Company terminates Mr. Glennon's employment without cause, all of his stock options will vest and he will be paid $150,000 in exchange for a general release of all claims. In the event Mr. Glennon voluntarily terminates his employment, he shall receive only those options that vested through the date of his resignation and will receive no further salary.

         The Company and the Bank entered into an Employment, Confidentiality and Severance Agreement with Mr. Joseph W. Kiley III, effective as of March 12, 2001, thereafter, amended, generally effective as of August 30, 2001 (the "Kiley Agreement"). The Kiley Agreement provides that Mr. Kiley serve as Executive Vice President and Chief Financial Officer of the Bank for the periods between March 12, 2001 and August 30, 2001; thereafter, as President of the Bank. Pursuant to the Kiley Agreement, Mr. Kiley's employment is for a term of two years commencing on March 12, 2001, with an option to renew for successive periods of twelve months each. Under the Kiley Agreement, Mr. Kiley receives an annual base salary of $180,000, increased to $200,000 effective as of August 30, 2001, and a car allowance of $750.00 per month. In addition, Mr. Kiley is entitled to participate in the Bank's employee benefit plans, medical, dental, vision, disability or insurance programs, if any, to the extent offered to other officers of similar position under the Bank's personnel policies. The Kiley Agreement also provides for a stock option grant to Mr. Kiley under the Company's 1999 Equity Participation Plan, covering an aggregate of 150,000 shares of the Company's Common Stock at a price of $1.625 per share. The stock option grant vests in three equal annual installments beginning on March 12, 2002 and is subject to forfeiture under certain circumstances prior to September 12, 2002. Under the Kiley Agreement, Mr. Kiley is granted an additional stock option grant under the Company’s 1999 Equity Participation Plan, covering an aggregate of 50,000 shares of Company Common Stock at a price of $1.90 per share effective as of October 2, 2001. The additional stock option grant vests in three equal annual installments beginning on October 2, 2002. All stock options granted under the Kiley Agreement are granted at a price equal to the fair market value of the Company's Common Stock on the date of grant. Pursuant to the Kiley Agreement, in the event Mr. Kiley's employment is terminated upon the occurrence of an "Other Event of Termination," (as defined in the Kiley Agreement) he is entitled to an amount equal to his then annual base salary and to life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank or the Company for Mr. Kiley prior to his termination of employment at no cost to him for a period of one year, subject to certain limitations. Under the Kiley Agreement, in the event of a "change in control" (as defined in the Kiley Agreement) of the Bank or the Company, Mr. Kiley's stock options become immediately vested and exercisable. Furthermore, in the event Mr. Kiley's employment is terminated within 12 months after a "change in control," without "cause" (as defined in the Kiley Agreement) or following Mr. Kiley's resignation following an Other Event of Termination, Mr. Kiley is entitled to a sum equal to two times the average of his "Annual Cash Compensation," as defined below, for the five most recent taxable years that Mr. Kiley is employed by the Bank (subject to certain adjustments) and to life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank or the Company for Mr. Kiley prior to his termination of employment at no cost to him for a period of one year, subject to certain limitations. Under the Kiley Agreement, "Annual Cash Compensation" includes base salary, commissions, bonuses, and directors or committee fees. The Kiley Agreement is attached hereto as Exhibit 10.2.

        In October 2000, the Company gave change-in-control agreements to Messrs. Bruce A. Weinstein, Jay H. Memmott, Mark H. Peterman, Russell T. Campbell and Bradley B. Newman. The Company revised portions of these agreements in April 2001. These agreements provide that, in the event of a change in control of the Company, these executives would be entitled to receive a severance payment if within a specified period of time after a change in control, their employment is involuntarily terminated by the Company for any reason other than cause or death or disability, or they voluntarily terminate their employment after certain adverse changes in the terms of their employment ("Good Reason"). The specified period of time is 120 days for Messrs. Weinstein, Memmott, Campbell and Newman and one year for Mr. Peterman. In addition, Messrs. Weinstein, Memmott, Campbell and Newman are entitled to their severance payment if they terminate their employment after the 120-day period, whether or not they have been terminated without cause or voluntarily terminate for Good Reason. The amount of the severance payment for Messrs. Weinstein, Memmott, Campbell and Newman would be twice their annual base salary, and the severance payment for Mr. Peterman would be equal to his base salary.

        Stock Options--The Company adopted a new stock option plan, the Equity Participation Plan, on December 2, 1999. The Equity Participation Plan permits the Company to grant incentive stock options ("ISOs"), non-statutory stock options ("NSOs"), restricted stock and stock appreciation rights (collectively "Awards") to employees, directors and consultants of the Company and subsidiaries of the Company. In June 2000 the Equity Participation Plan was amended to increase the number of shares reserved for issuance by 1,200,000 shares of common stock to an aggregate of 4,000,000 shares, and to allow any participant in the Plan to receive grants of options or other awards with respect to up to 1,000,000 shares of common stock per year. In January 2001 the Plan was further amended to revise the definition of "change in control" in those provisions of the Plan that permit accelerated vesting of the options in the event of a change in control and in April 2001, the Plan was amended to provide that all options would vest upon a change in control. The Board of Directors has delegated administration of the Equity Participation Plan to the Compensation Committee (the "Committee").

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

        A summary of the Company's stock options as of December 31, 2001, 2000 and 1999, and changes during the periods then ended, is presented below:

                                                            Reorganized Company                               Predecessor Company
                                   ----------------------------------------------------------------------   -----------------------
                                          Year Ended              Year Ended         Seven Months Ended        Five Months Ended
                                      December 31, 2001       December 31, 2000       December 31, 1999          May 31, 1999
                                   ----------------------- ------------------------  --------------------   -----------------------
                                                 Weighted                 Weighted              Weighted                  Weighted
                                                 Average                  Average                Average                  Average
                                                 Exercise                 Exercise              Exercise                  Exercise
                                     Shares       Price        Shares      Price      Shares     Price        Shares       Price
                                   ----------   ----------   ----------  ----------  --------  ----------   ----------   ----------
Outstanding at beginning of
   period........................   3,157,000   $     1.16      370,000  $     1.10        --  $       --    1,809,776   $    15.62
Cancelled........................          --           --           --          --        --          --   (1,809,776)          --
Granted  ........................     810,000         1.61    3,135,000        1.15   370,000        1.10           --           --
Exercised........................    (314,000)        1.06           --          --        --          --           --           --
Forfeited........................    (463,000)        1.12     (348,000)       1.06        --          --           --           --
                                   ----------   ----------   ----------  ----------  --------  ----------   ----------    ---------
Outstanding at end of
    period.......................   3,190,000   $     1.35    3,157,000  $     1.16   370,000  $     1.10           --    $      --
                                   ==========   ==========   ==========  ==========  ========  ==========   ==========    =========
Exercisable at end of
    period.......................   1,508,320   $     1.17      806,659  $     1.10        --  $       --           --    $      --
                                   ==========   ==========   ==========  ==========  ========  ==========   ==========    =========

        Additional information regarding options outstanding as of December 31, 2001 is as follows:

                                                                                       Average        Average
                                           Range of                                   Remaining       Exercise
                                       Exercise Prices                  Shares           Life          Price
                                       ---------------               ------------    -----------     --------
      $0.88......................................................        30,000           8.24          $0.88
      $1.06-$1.19................................................     1,640,000           8.18          $1.11
      $1.22-$1.38................................................       710,000           8.59          $1.35
      $1.64-$1.90................................................       780,000           9.65          $1.84
      $2.20......................................................        30,000           9.44          $2.20

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its Equity Participation Plan. Accordingly, no compensation expense has been recognized for grants under the Equity Participation Plan. Had compensation expense for the Company's Equity Participation Plan been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2001 and 2000 would have been reduced to the pro forma amounts indicated below. There was no pro-forma adjustment to record compensation expense under SFAS No. 123 for the seven months ended December 31, 1999 as the options were granted near year-end. In addition, there was no pro-forma adjustment under SFAS No. 123 for the five months ended May 31, 1999 since the options then outstanding were canceled as part of the Company's reorganization (see Note 1).

                                                                        Year Ended       Year Ended
                                                                       December 31,     December 31,
                                                                           2001             2000
                                                                       ------------     ------------
      Net income to common shareholders:
            As reported............................................    $      5,612     $      3,421
            Pro forma..............................................           4,980            3,009
      Net income per common and common share equivalent:
            Basic earnings per share:
                  As reported......................................    $       0.28     $       0.17
                  Pro forma........................................            0.25             0.15
            Diluted earnings per share:
                  As reported......................................    $       0.27     $       0.17
                  Pro forma........................................            0.24             0.15

        There were no options granted during the years ended December 31, 2001 or 2000 or the seven months ended December 31, 1999 with exercise prices below the market value of the stock at the grant date. (The Company did not grant any options during the five months ended May 31, 1999.) The weighted average fair values of options granted during the years ended December 31, 2001 and 2000 and the seven months ended December 31, 1999 were $0.77, $0.94, and $0.88, respectively. Fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 40% (2001) and 72% (2000), risk-free interest rate of 4.3% (2001) and 4.8% (2000), and expected lives of five years.

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

                                                                        December 31, 2001             December 31, 2000
                                                                   ---------------------------   ---------------------------
                                                                     Carrying      Estimated       Carrying      Estimated
                                                                      Amount       Fair Value       Amount       Fair Value
                                                                   ------------   ------------   ------------   ------------
    Assets:
          Cash and cash equivalents ............................   $     37,876   $     37,876   $      9,516   $      9,516
          Mortgage-backed securities available for sale ........        119,540        119,540         44,638         44,638
          Investment securities available for sale .............          8,000          8,000          9,500          9,500
          Loans and discounted loans, net ......................        540,343        552,564        572,090        585,007
          Federal Home Loan Bank stock .........................          9,475          9,475          6,615          6,615
          Servicer advance receivables, net ....................         18,266         14,206         19,063         15,206
          Purchased mortgage servicing rights ..................          8,473         10,099          4,544          7,533
          Service fees receivable ..............................          3,100          3,100          2,198          2,198
          Receivables from other loan servicers ................          1,788          1,788          3,161          3,161
    Liabilities:
          Deposits .............................................        439,469        441,321        435,073        418,883
          Short-term borrowings ................................          9,970          9,970          9,123          9,123
          FHLB advances ........................................        189,500        194,984        132,000        136,034
          Long-term investment financing .......................         14,474         14,474          1,634          1,634
    Off-balance-sheet instruments:
          Interest-rate swaps ..................................             --             --             --             22

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

        Loans and Discounted Loans--Loans are segregated by type, such as fixed- and adjustable-rate interest terms. The fair values of fixed-rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed-rate loans as well as anticipated prepayment schedules. The fair values of adjustable-rate mortgage loans are based on discounted cash flows utilizing discount rates that approximate the pricing of available mortgage-backed securities having similar rate and repricing characteristics, as well as anticipated prepayment schedules. No value adjustments have been made for changes in credit within the loan portfolio. It is management's opinion that the allowance for estimated loan losses pertaining to loans results in a fair value adjustment of the credit risk of such loans. The fair value of discounted loans, which are predominately non-performing loans, is more difficult to estimate due to uncertainties as to the nature, timing and extent to which the loans will be either collected according to original terms, restructured, or foreclosed upon. Discounted loans' fair values were estimated using the Company's best judgement for these factors in determining the estimated present value of future net cash flows discounted at a risk-adjusted market rate of return. For other loans, fair values are estimated for portfolios of loans with similar financial characteristics.

        Federal Home Loan Bank Stock--The carrying amounts approximate fair values because the stock may be sold back to the Federal Home Loan Bank at carrying value.

        Servicer Advance Receivables--The fair value calculation for servicer advance receivables is separately performed for the following categories of advances:

1)	Advances related to scheduled remittances on certain securitizations for borrowers who are current
2)	Advances related to scheduled remittances on certain securitizations for borrowers who are delinquent
3)	Impound payments and loan collection costs on securitizations and other servicing arrangements

        Advances on scheduled remittances on certain securitizations approximate their book value for borrowers who are current, as the funds expended are generally repaid by the mortgagors in a matter of days. For advances on scheduled remittances on certain securitizations where the borrowers are delinquent, the expected repayments are anticipated to occur generally within twelve months, although a portion of such advances may be repaid over the term of the underlying loans, and have been discounted utilizing the Company's cost of funds. Impound payments and loan collection costs on securitizations and other servicing arrangements are also generally recovered within twelve months, and have been discounted utilizing the Company's costs of funds.

        Purchased Mortgage Servicing Rights--The fair value of MSRs is determined by estimating the present value of expected future cash flows, using a discount rate that is considered commensurate with the risks involved. The amounts and timing of the cash flows are estimated after considering various economic factors including prepayment speeds, delinquency and default assumptions.

        Service Fees Receivable and Receivables from Other Loan Servicers--The carrying amounts of service fees receivable and receivables from other loan servicers approximate fair value as the amounts are generally recovered on a monthly basis.

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

        FHLB Advances--The carrying value of FHLB advances maturing within one year approximates fair value. The fair value of FHLB advances with maturities greater than one year is estimated using rates currently offered for borrowings and advances of similar maturities.

        Long-term Investment Financing--The carrying value of the Company's long-term investment financing is a reasonable approximation of fair value, as these borrowings have remaining maturities of approximately one year and bear interest at prevailing market rates.

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

        Banking - The Company's banking operations are conducted through FBBH. The Bank is engaged in a wholesale banking business focused primarily on small-balance commercial and multi-family real estate lending and acquisitions of securities. The primary source of liquidity for the Bank's acquisitions and originations is wholesale certificates of deposit, retail deposits, FHLB advances, and, to a lesser extent, short-term credit facilities. The Bank is a federally chartered savings bank and is regulated by the OTS.

        Specialty Servicing and Finance - The Company conducts its Specialty Servicing and Finance Operations through its majority-owned servicing subsidiary, Wilshire Credit Corporation ("WCC"), and through its wholly-owned investment subsidiary, Wilshire Funding Corporation ("WFC"). WCC conducts a full-service mortgage and consumer loan servicing business, specializing in the servicing of labor-intensive mortgage pools requiring expertise in loss mitigation and/or investor reporting. WFC operates an investment and co-investment business with institutional investors where such investments (1) align the Company's interests with those of such institutional investors and (2) provide operating leverage for the servicing operations of WCC. The Company's Specialty Servicing and Finance Operations' funding sources consist primarily of internal liquidity, commercial bank financing, institutional lenders and co-investors under debt service repayment terms which generally parallel the schedule of anticipated cash flows of the underlying collateral.

        Holding Company and Miscellaneous Operations - The Company's Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the aforementioned business segments, and includes eliminations of intercompany accounts and transactions.

        Segment data for the years ended December 31, 2001 and 2000, the seven months ended December 31, 1999, and the five months ended May 31, 1999 are as follows:

                                                                             Year Ended December 31, 2001
                                                              ---------------------------------------------------------
                                                                              Specialty
                                                                              Servicing       Holding
                                                                Banking      and Finance      Company         Total
                                                              ------------   ------------   ------------   ------------
    Interest income .......................................   $     51,901   $      5,305   $        310   $     57,516
    Interest expense ......................................         34,472          1,358           (143)        35,687
                                                              ------------   ------------   ------------   ------------
    Net interest income ...................................         17,429          3,947            453         21,829
    Recapture of loan losses ..............................         (1,730)           (54)            --         (1,784)
                                                              ------------   ------------   ------------   ------------
    Net interest income after recapture of loan losses ....         19,159          4,001            453         23,613
    Other income ..........................................          9,227         20,095            379         29,701
    Other expense .........................................         15,845         25,804          3,700         45,349
                                                              ------------   ------------   ------------   ------------
    Income (loss) before minority interest and taxes ......         12,541         (1,708)        (2,868)         7,965
    Minority interest .....................................             --             --            647            647
                                                              ------------   ------------   ------------   ------------
    Income (loss) before taxes ............................         12,541         (1,708)        (2,221)         8,612
    Income tax provision (benefit) ........................          5,619             --         (2,619)         3,000
                                                              ------------   ------------   ------------   ------------
    Net income (loss) .....................................   $      6,922   $     (1,708)  $        398   $      5,612
                                                              ============   ============   ============   ============
    Total assets ..........................................   $    716,766   $     70,164   $    (17,926)  $    769,004
                                                              ============   ============   ============   ============

                                                                             Year Ended December 31, 2000
                                                              ---------------------------------------------------------
                                                                              Specialty
                                                                              Servicing       Holding
                                                                Banking      and Finance      Company         Total
                                                              ------------   ------------   ------------   ------------
    Interest income .......................................   $     50,847   $      4,364   $       (691)  $     54,520
    Interest expense ......................................         33,946          1,276            433         35,655
                                                              ------------   ------------   ------------   ------------
    Net interest income (loss) ............................         16,901          3,088         (1,124)        18,865
    (Recapture of) provision for loan losses ..............         (5,800)         1,669            104         (4,027)
                                                              ------------   ------------   ------------   ------------
    Net interest income (loss) after (recapture of)
       provision for loan losses ..........................         22,701          1,419         (1,228)        22,892
    Other income ..........................................          6,744         17,199          1,602         25,545
    Other expense .........................................         21,143         22,165           (446)        42,862
                                                              ------------   ------------   ------------   ------------
    Income (loss) before minority interest, taxes and
       extraordinary item .................................          8,302         (3,547)           820          5,575
    Minority interest .....................................             --             --          1,203          1,203
                                                              ------------   ------------   ------------   ------------
    Income (loss) before taxes and extraordinary item .....          8,302         (3,547)         2,023          6,778
    Income tax provision ..................................          3,570             --             26          3,596
                                                              ------------   ------------   ------------   ------------
    Income (loss) before extraordinary item ...............          4,732         (3,547)         1,997          3,182
    Extraordinary item ....................................             --             --            239            239
                                                              ------------   ------------   ------------   ------------
    Net income (loss) .....................................   $      4,732   $     (3,547)  $      2,236   $      3,421
                                                              ============   ============   ============   ============
    Total assets ..........................................   $    646,373   $     54,325   $     (4,648)  $    696,050
                                                              ============   ============   ============   ============

                                                                                 Reorganized Company
                                                                                 -------------------
                                                                                  Seven Months Ended
                                                                                  December 31, 1999
                                                              ---------------------------------------------------------
                                                                              Specialty
                                                                              Servicing       Holding
                                                                Banking      and Finance      Company         Total
                                                              ------------   ------------   ------------   ------------
    Interest income .......................................   $     28,350   $      7,459   $        949   $     36,758
    Interest expense ......................................         17,447          2,459            957         20,863
                                                              ------------   ------------   ------------   ------------
    Net interest income (loss) ............................         10,903          5,000             (8)        15,895
    (Recapture of) provision for loan losses ..............         (1,250)         2,185             90          1,025
                                                              ------------   ------------   ------------   ------------
    Net interest income (loss) after (recapture
       of) provision for loan losses ......................         12,153          2,815            (98)        14,870
    Other income (loss) ...................................          1,481          2,067         (1,647)         1,901
    Other expense .........................................          9,900         14,500          6,350         30,750
                                                              ------------   ------------   ------------   ------------
    Income (loss) before minority interest and
       taxes ..............................................          3,734         (9,618)        (8,095)       (13,979)
    Minority interest .....................................             --             --            542            542
                                                              ------------   ------------   ------------   ------------
    Income (loss) before taxes ............................          3,734         (9,618)        (7,553)       (13,437)
    Income tax provision (benefit) ........................          1,606             --           (952)           654
                                                              ------------   ------------   ------------   ------------
    Net income (loss) .....................................   $      2,128   $     (9,618)  $     (6,601)  $    (14,091)
                                                              ============   ============   ============   ============
    Total assets ..........................................   $    566,755   $     76,942   $     10,821   $    654,518
                                                              ============   ============   ============   ============

                                                                                 Predecessor Company
                                                                                 -------------------
                                                                                  Five Months Ended
                                                                                    May 31, 1999
                                                              ---------------------------------------------------------
                                                                              Specialty
                                                                              Servicing       Holding
                                                                Banking      and Finance      Company         Total
                                                              ------------   ------------   ------------   ------------
    Interest income .......................................   $     17,771   $      8,537   $      1,557   $     27,865
    Interest expense ......................................         11,680          4,732          6,717         23,129
                                                              ------------   ------------   ------------   ------------
    Net interest income (loss) ............................          6,091          3,805         (5,160)         4,736
    Provision for (recapture of) loan losses ..............             --          2,875           (178)         2,697
                                                              ------------   ------------   ------------   ------------
    Net interest income (loss) after provision for
       (recapture of) loan losses .........................          6,091            930         (4,982)         2,039
    Other income ..........................................          4,378          6,554          2,827         13,759
    Other expense .........................................          7,778         16,437          7,159         31,374
                                                              ------------   ------------   ------------   ------------
    Income (loss) before reorganization items, taxes
       and extraordinary item .............................          2,691         (8,953)        (9,314)       (15,576)
    Reorganization items ..................................             --        (27,636)       (24,398)       (52,034)
                                                              ------------   ------------   ------------   ------------
    Income (loss) before taxes and extraordinary item .....          2,691        (36,589)       (33,712)       (67,610)
    Income tax provision (benefit) ........................          1,357             --           (699)           658
                                                              ------------   ------------   ------------   ------------
    Income (loss) before extraordinary item ...............          1,334        (36,589)       (33,013)       (68,268)
    Extraordinary item ....................................             --         78,978        146,628        225,606
                                                              ------------   ------------   ------------   ------------
    Net income ............................................   $      1,334   $     42,389   $    113,615   $    157,338
                                                              ============   ============   ============   ============
    Total assets ..........................................   $    606,954   $    125,893   $     54,440   $    787,287
                                                              ============   ============   ============   ============

21. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                                                                     Quarters Ended
                                                                ---------------------------------------------------------
                                                                December 31,   September 30,    June 30,       March 31,
                                                                    2001           2001           2001           2001
                                                                ------------   ------------   ------------   ------------
    Interest income .........................................   $     12,699   $     15,535   $     14,348   $     14,934
    Interest expense ........................................          7,870          9,305          9,758          8,754
                                                                ------------   ------------   ------------   ------------
    Net interest income .....................................          4,829          6,230          4,590          6,180
    Provision for (recapture of) loan losses ................             13         (2,082)           135            150
                                                                ------------   ------------   ------------   ------------
    Net interest income after provision for (recapture of)
       loan losses ..........................................          4,816          8,312          4,455          6,030
    Other income ............................................          4,084          6,143         12,158          7,316
    Other expense ...........................................         10,977          9,498         12,679         12,195
                                                                ------------   ------------   ------------   ------------
    (Loss) income before minority interest and taxes ........         (2,077)         4,957          3,934          1,151
    Minority interest .......................................            727            (94)           574           (560)
                                                                ------------   ------------   ------------   ------------
    (Loss) income before taxes ..............................         (1,350)         4,863          4,508            591
    Income tax (benefit) provision ..........................         (1,051)         1,955          1,965            131
                                                                ------------   ------------   ------------   ------------
    Net (loss) income .......................................   $       (299)  $      2,908   $      2,543   $        460
                                                                ============   ============   ============   ============
    (Loss) earnings per share - basic........................   $      (0.01)  $       0.14   $       0.13   $       0.02
    (Loss) earnings per share - diluted......................   $      (0.01)  $       0.14   $       0.12   $       0.02

                                                                                     Quarters Ended
                                                                ---------------------------------------------------------
                                                                December 31,   September 30,    June 30,       March 31,
                                                                    2000           2000           2000           2000
                                                                ------------   ------------   ------------   ------------                                                                           ------------     -------------    -------------    -------
    Interest income .........................................   $     13,673   $     14,291   $     14,088   $     12,468
    Interest expense ........................................          9,994          9,321          9,031          7,309
                                                                ------------   ------------   ------------   ------------
    Net interest income .....................................          3,679          4,970          5,057          5,159
    Provision for (recapture of) for loan losses ............            200         (1,131)        (1,700)        (1,396)
                                                                ------------   ------------   ------------   ------------
    Net interest income after provision for (recapture of)
       loan losses ..........................................          3,479          6,101          6,757          6,555
    Other income ............................................          6,592          7,401          5,427          6,125
    Other expense ...........................................         10,386         11,264         10,225         10,987
                                                                ------------   ------------   ------------   ------------
    (Loss) income before minority interest, taxes and
       extraordinary item ...................................           (315)         2,238          1,959          1,693
    Minority interest .......................................             (7)           614             95            501
                                                                ------------   ------------   ------------   ------------
    (Loss) income before taxes and extraordinary item .......           (322)         2,852          2,054          2,194
    Income tax provision ....................................            453          1,238            929            976
                                                                ------------   ------------   ------------   ------------
    (Loss) income before extraordinary item .................           (775)         1,614          1,125          1,218
    Extraordinary item ......................................             --            239             --             --
                                                                ------------   ------------   ------------   ------------
    Net (loss) income .......................................   $       (775)  $      1,853   $      1,125   $      1,218
                                                                ============   ============   ============   ============
    Basic and diluted (loss) earnings per share..............   $      (0.04)  $       0.09   $       0.06   $       0.06
                                                                ============   ============   ============   ============

22. PARENT COMPANY INFORMATION

Condensed Statements of Financial Condition

                                                                                             December 31,
                                                                                      -------------------------
                                                                                         2001          2000
                                                                                      -----------   -----------
      ASSETS
      Cash and cash equivalents.....................................................  $     1,600   $       255
      Investment in subsidiaries....................................................       96,063        88,721
      Prepaid expenses and other assets.............................................       16,226         6,089
                                                                                      -----------   -----------
                                                                                      $   113,889   $    95,065
                                                                                      ===========   ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Accounts payable and other liabilities........................................  $     3,977   $     2,594
      Due to affiliates, net........................................................       18,492         5,876
                                                                                      -----------   -----------
                  Total liabilities.................................................       22,469         8,470
      Stockholders' equity .........................................................       91,420        86,595
                                                                                      -----------   -----------
                                                                                      $   113,889   $    95,065
                                                                                      ===========   ===========

Condensed Statements of Operations

                                                                                              Year Ended December 31,
                                                                                      --------------------------------------
                                                                                         2001          2000         1999
                                                                                      -----------   ----------   -----------
      Interest income...............................................................  $       275   $       66   $     1,144
      Interest expense..............................................................           46          454        18,197
                                                                                      -----------   ----------   -----------
      Net interest income (expense).................................................          229         (388)      (17,053)
      Non-interest income (loss)....................................................          150        3,150        (2,441)
      Non-interest expense..........................................................        4,360        1,606        13,934
                                                                                      -----------   ----------   -----------
      (Loss) income before income tax (benefit) provision, equity in earnings
         of subsidiaries, and extraordinary item....................................       (3,981)       1,156       (33,428)
      Income tax (benefit) provision................................................       (2,618)         495          (968)
      Equity in earnings of subsidiaries............................................        6,975        2,521        25,536
      Extraordinary item............................................................           --          239       150,171
                                                                                      -----------   ----------   -----------
      Net income....................................................................  $     5,612   $    3,421   $   143,247
                                                                                      ===========   ==========   ===========

Condensed Statements of Cash Flows

                                                                                            Year Ended December 31,
                                                                                   ------------------------------------------
                                                                                       2001           2000           1999
                                                                                   ------------   ------------   ------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income ..............................................................   $      5,612   $      3,421   $    143,247
       Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
          Market valuation losses and impairments ..............................             --             --          2,770
          Amortization and accretion of discounts ..............................             --             89             88
          Loss on sale of mortgage backed securities available for sale ........             --             --            110
          Tax effect from utilization of net operating loss carryforward .......          4,183          3,974             --
          Equity in earnings of subsidiaries ...................................         (6,975)        (2,521)       (25,536)
          Reorganization items:
             Write-off of unamortized debt issuance costs ......................             --             --         11,319
             Gain on extinguishment of debt ....................................             --             --       (150,171)
          Other ................................................................             --             --           (414)
          Change in:
             Prepaid expenses and other assets .................................         (5,637)        (4,852)        16,824
             Accounts payable and other liabilities ............................          1,383         (3,577)         5,621
             Due to affiliate, net .............................................         12,453          5,635         (4,680)
                                                                                   ------------   ------------   ------------
                Net cash provided by (used in) operating activities ............         11,019          2,169           (822)
                                                                                   ------------   ------------   ------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
          Principal repayment of mortgage-backed securities available for sale .             --             --            228
          Proceeds from sale of mortgage-backed securities, available for sale .             --             --         11,298
          Dividend received from subsidiary ....................................             --             --            385
          Net investment in subsidiaries .......................................             --           (230)          (250)
                                                                                   ------------   ------------   ------------
                Net cash (used in) provided by investing activities ............             --           (230)        11,661
                                                                                   ------------   ------------   ------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from short term borrowings ..................................             --             --          2,241
          Repayments of short term borrowings ..................................             --         (2,474)       (13,964)
          Issuance of common stock .............................................            331             --             --
          Purchase of treasury stock ...........................................        (10,005)            --             --
                                                                                   ------------   ------------   ------------
                  Net cash used in financing activities ........................         (9,674)        (2,474)       (11,723)
                                                                                   ------------   ------------   ------------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................          1,345           (535)          (884)
    CASH AND CASH EQUIVALENTS:
          Beginning of year ....................................................            255            790          1,674
                                                                                   ------------   ------------   ------------
          End of year ..........................................................   $      1,600   $        255   $        790
                                                                                   ============   ============   ============

    NONCASH REORGANIZATION ITEMS:
          Cancellation of old common stock .....................................             --             --   $    114,856
          Issuance of new common stock in exchange for
             Notes payable and accrued interest thereon ........................             --             --         86,819

23. SUBSEQUENT EVENTS

        In January and February 2002 the Company issued a total of approximately $7.7 million in 8% convertible subordinated debentures due December 15, 2005. The debentures were issued in a private placement to certain of the Company's directors. Commencing in July 2002, the debentures will be convertible at $2.40 per share and, at the option of the Company, will be redeemable (if certain conditions are satisfied) at a premium, decreasing to par over the subsequent nine-month period.

        The proceeds from this issuance provided the majority of the financing for the Company's purchase, on December 31, 2001, of a total of 4,168,854 shares of its common stock from entities affiliated with American Express Financial Advisors Inc. (collectively, "AXP"). These shares represented AXP's entire interest in the Company's common stock, or approximately 21% of the total WFSG shares previously outstanding. The purchase price for the shares was approximately $10.0 million, or $2.40 per share.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 22, 2002 by the undersigned, thereunto duly authorized.

WILSHIRE FINANCIAL SERVICES GROUP INC.

By:	/s/ STEPHEN P. GLENNON
Stephen P. Glennon
Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ LARRY B. FAIGIN	Chairman of the Board
Larry B. Faigin
/s/ STEPHEN P. GLENNON	Chief Executive Officer and Director
Stephen P. Glennon
/s/ BRUCE A. WEINSTEIN	Executive Vice President, Chief Financial Officer and Director
Bruce A. Weinstein
/s/ KENT M. GARDNER	Vice President and Corporate Controller
Kent M. Gardner
/s/ HOWARD AMSTER	Director
Howard Amster
/s/ ROBERT M. DEUTSCHMAN	Director
Robert M. Deutschman
/s/ PETER S. FISHMAN	Director
Peter S. Fishman
/s/ ROBERT H. KANNER	Director
Robert H. Kanner
/s/ EDMUND M. KAUFMAN	Director
Edmund M. Kaufman
/s/ DANIEL A. MARKEE	Director
Daniel A. Markee

Exhibit Index

        The following exhibits are filed as part of this report.

2.1	Solicitation and Disclosure Statement dated February 1, 1999 (incorporated by reference to the Company’s current report on Form 8-K dated February 8, 1999).
2.2	Form of Plan of Reorganization (incorporated by reference to the Company’s current report on form 8-K dated February 8, 1999).
‡3.1	Certificate of Incorporation
3.2	Amended and Restated By-laws (incorporated by reference to the Company’s Report on Form 10-K dated March 30, 2001)
±4.1	Debenture Purchase Agreements between Wilshire Financial Services Group Inc. and Robert H. Kanner et al., dated December 28, 2001
±4.2	8% Convertible Subordinated Debentures due December 15, 2005
*10.1	Employment Agreement dated March 20, 2002 between the Company and Stephen P. Glennon
*10.2	Employment Agreement dated March 12, 2001 between the Company and Joseph W. Kiley III, as modified on December 19, 2001
*10.3	Stock Purchase Agreement dated December 28, 2001 between the Company and entities affiliated with American Express Financial Advisors, Inc.
10.15	Amended and Restated 1999 Equity Participation Plan dated January 31, 2001 (incorporated by reference to the Company’s Report on Form 10-K dated March 30, 2001)
10.22	Stock Option Agreement dated January 27, 2000 between the Company and Stephen P. Glennon (incorporated by reference to the Company's Report on Form 10-K dated March 30, 2001)
10.23	Incentive Stock Option Agreement dated February 29, 2000 between the Company and Stephen P. Glennon (incorporated by reference to the Company's Report on Form 10-K dated March 30, 2001)
10.24	Wilshire Financial Services Group Inc. Change In Control Plan (incorporated by reference to the Company's Report on Form 10-K dated March 30, 2001)
*21.1	Subsidiaries
*23	Consent of Experts

*    Filed herewith

‡   Incorporated by reference to the Company's report on Form 8-K dated June 15, 1999.

±   Incorporated by reference to the Company's report on Form 8-K dated January 7, 2002.