Form 10-Q
period 2002-03-31
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2002-05-15
CIK 1024321

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

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
Yes [ X ]        No [___]

Applicable only to corporate issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002
Common Stock, par value $.01 per share	16,180,604 shares

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

    Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited):

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations............................................15

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........25

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings....................................................26

    Item 2.  Changes in Securities................................................26

    Item 3.  Defaults Upon Senior Securities......................................26

    Item 4.  Submission of Matters to a Vote of Security Holders..................26

    Item 5.  Other Information....................................................26

    Item 6.  Exhibits and Reports on Form 8-K.....................................26

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands)

                                                                                     March 31,      December 31,
                                                                                        2002            2001
                                                                                    ------------    ------------
                                       ASSETS
Cash and cash equivalents.........................................................  $     27,793    $     39,974
Government agency mortgage-backed securities available for sale, at fair value....        62,032          64,377
AAA mortgage-backed securities available for sale, at fair value..................       125,533          51,436
Other mortgage-backed securities available for sale, at fair value................         3,505           3,727
Investment securities available for sale, at fair value...........................         7,630           8,000
Treasury securities available for sale, at fair value.............................        10,053              --
Loans, net of allowance for loan losses of $8,275 and $8,384......................       480,667         526,070
Discounted loans, net of allowance for loan losses of $44,640 and $45,413.........        14,295          15,309
Stock in Federal Home Loan Bank of San Francisco, at cost.........................         9,607           9,475
Real estate owned, net............................................................           581             731
Leasehold improvements and equipment, net.........................................         3,035           3,198
Accrued interest receivable.......................................................         4,330           4,190
Servicer advance receivables, net.................................................        17,045          18,266
Service fees receivable...........................................................         3,724           3,100
Purchased mortgage servicing rights...............................................         7,508           8,473
Receivables from other loan servicers.............................................         1,964           1,788
Intangible assets, net............................................................         3,895           3,960
Prepaid expenses and other assets.................................................        10,100           7,966
                                                                                    ------------    ------------
          TOTAL...................................................................  $    793,297    $    770,040
                                                                                    ============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Noninterest-bearing deposits.................................................  $      4,007    $      2,794
     Interest-bearing deposits....................................................       421,370         436,675
     Short-term borrowings........................................................        37,940           9,970
     Accounts payable and other liabilities.......................................        20,579          15,417
     FHLB advances................................................................       189,500         189,500
     Long-term investment financing...............................................        12,605          14,474
     Convertible subordinated debentures..........................................         7,690              --
     Investor participation liability.............................................           854             528
                                                                                    ------------    ------------
          Total liabilities.......................................................       694,545         669,358
                                                                                    ------------    ------------

MINORITY INTEREST.................................................................         9,062           9,262

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares
        outstanding...............................................................            --              --
     Common stock, $0.01 par value, 24,035,458 shares authorized, 20,349,458
        shares issued (including treasury shares of 4,168,854)....................       105,756         105,530
     Treasury stock, 4,168,854 shares, at cost....................................       (10,005)        (10,005)
     Accumulated deficit..........................................................        (5,831)         (5,058)
     Accumulated other comprehensive (loss) income, net...........................          (230)            953
                                                                                    ------------    ------------
          Total stockholders' equity..............................................        89,690          91,420
                                                                                    ------------    ------------
          TOTAL...................................................................  $    793,297    $    770,040
                                                                                    ============    ============

                                See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

                                                                                      Quarter Ended    Quarter Ended
                                                                                      March 31, 2002   March 31, 2001
                                                                                      --------------   -------------
INTEREST INCOME:
         Loans .................................................................       $     10,845    $     13,672
         Mortgage-backed securities ............................................              2,932             864
         Securities and federal funds sold .....................................                340             398
                                                                                       ------------    ------------
       Total interest income ...................................................             14,117          14,934
                                                                                       ------------    ------------
INTEREST EXPENSE:
         Deposits ..............................................................              4,422           6,284
         Borrowings ............................................................              3,271           2,470
                                                                                       ------------    ------------
         Total interest expense ................................................              7,693           8,754
                                                                                       ------------    ------------
NET INTEREST INCOME ............................................................              6,424           6,180
PROVISION FOR LOSSES ON LOANS ..................................................                 13             150
                                                                                       ------------    ------------
NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS ........................              6,411           6,030
                                                                                       ------------    ------------
OTHER INCOME:
         Servicing income ......................................................              5,606           3,850
         Loan fees and charges .................................................                 42             980
         Real estate owned, net ................................................                (46)           (243)
         Bankcard income, net ..................................................               --               905
         Gain on sale of loans .................................................                 44             486
         Loss on sale of securities ............................................                (62)           --
         Other, net ............................................................              1,177           1,338
                                                                                       ------------    ------------
         Total other income ....................................................              6,761           7,316
                                                                                       ------------    ------------
OTHER EXPENSES:
         Compensation and employee benefits ....................................              5,641           7,046
         Professional services .................................................              1,787           1,350
         Occupancy .............................................................                543             543
         FDIC insurance premiums ...............................................                105             212
         Data processing .......................................................                295             390
         Communication .........................................................                312             389
         Insurance .............................................................                279             248
         Corporate travel and development ......................................                 90             113
         Depreciation ..........................................................                422             354
         Amortization of intangibles ...........................................                 65             270
         Postage and courier expense ...........................................                303             180
         Provision for litigation claims .......................................              3,600            --
         Investor participation interest .......................................                326             422
         Other general and administrative expenses .............................                677             678
                                                                                       ------------    ------------
         Total other expenses ..................................................             14,445          12,195
                                                                                       ------------    ------------
(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES ........................             (1,273)          1,151
Minority interest ..............................................................                200            (560)
                                                                                       ------------    ------------
(LOSS) INCOME BEFORE INCOME TAXES ..............................................             (1,073)            591
INCOME TAX (BENEFIT) PROVISION .................................................               (300)            131
                                                                                       ------------    ------------
NET (LOSS) INCOME ..............................................................       $       (773)   $        460
                                                                                       ============    ============

Basic and diluted (loss) earnings per share ....................................       $      (0.05)   $       0.02

Weighted average shares outstanding - basic ....................................         16,180,604      20,047,177
Weighted average shares outstanding - diluted ..................................         16,180,604      20,790,426

                                See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

                                                                                                               Accumulated
                                  Preferred Stock      Common Stock           Treasury Stock                      Other
                                  ---------------  ---------------------  ---------------------- Accumulated  Comprehensive
                                  Shares  Amount     Shares     Amount      Shares      Amount     Deficit    Income (Loss)  Total
                                  ------ --------  ----------  ---------  -----------  ---------  ----------  ------------- --------
BALANCE, January 1, 2002              -- $     --  20,349,458  $ 105,530  (4,168,854)  $(10,005)  $  (5,058)  $        953  $91,420
  Comprehensive loss:
    Net loss..................                                                                         (773)                   (773)
    Unrealized holding losses
      on available for sale
      securities - net of tax
      benefit of $892 (1).....                                                                                      (1,183)  (1,183)
                                                                                                                            --------
  Total comprehensive loss....                                                                                               (1,956)
  Receipt of income tax refund
    related to
    pre-reorganizational
    income (Note 4)...........                                                   226                                            226
                                  ------ --------  ----------  ---------  -----------  ---------  ----------  ------------- --------
BALANCE, March 31, 2002.......        -- $     --  20,349,458  $ 105,756  (4,168,854)  $(10,005)  $  (5,831)  $       (230) $89,690
                                  ====== ========  ==========  =========  ===========  =========  ==========  ============= ========
_________
(1) Includes reclassification adjustment for loss included in net loss of $16, net of tax benefit of $12.

                                See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                                    Quarter Ended     Quarter Ended
                                                                                    March 31, 2002   March 31, 2001
                                                                                    --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income ...........................................................  $         (773)  $          460
     Adjustments to reconcile net (loss) income to net cash provided by (used in)
        operating activities:
          Provision for losses on loans ..........................................              13              150
          Provision for losses on real estate owned ..............................               5               12
          Valuation allowance for mortgage servicing rights ......................             103               --
          Depreciation and amortization ..........................................             487              624
          Tax effect from utilization of net operating loss carryforward .........              --              (15)
          Loss on sale of real estate owned ......................................              39              212
          Gain on sale of loans ..................................................             (44)            (486)
          Loss on sale of securities .............................................              62               --
          Loss on disposal of equipment ..........................................               7               --
          Amortization (accretion) of discounts and deferred fees ................             198             (498)
          Amortization of mortgage servicing rights ..............................             977            1,046
          Federal Home Loan Bank stock dividends .................................            (132)            (110)
          Minority interest ......................................................            (200)             560
        Change in:
          Servicer advance receivables ...........................................           1,221              319
          Service fees receivable ................................................            (624)            (244)
          Accrued interest receivable ............................................            (140)             342
          Receivables from other loan servicers ..................................            (176)         (14,750)
          Prepaid expenses and other assets ......................................          (1,915)           2,218
          Accounts payable and other liabilities .................................           6,110            2,226
          Investor participation liability .......................................             326               --
                                                                                    --------------   --------------
               Net cash provided by (used in) operating activities ...............           5,544           (7,934)
                                                                                    --------------   --------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of loans ......................................................              --          (12,861)
          Loan repayments ........................................................          61,851           46,723
          Loan originations ......................................................         (15,807)          (8,833)
          Purchase of discounted loans ...........................................             (10)          (5,570)
          Proceeds from sale of discounted loans .................................              --            3,806
          Purchase of mortgage-backed securities available for sale ..............         (99,750)          (6,343)
          Proceeds from sale of mortgage-backed securities available for sale ....          19,513               --
          Repayment of mortgage-backed securities available for sale .............           6,859            2,943
          Purchase of investment securities available for sale ...................          (9,981)              --
          Proceeds from sale of real estate owned ................................             287              412
          Purchase of FHLB stock .................................................              --             (875)
          Purchases of leasehold improvements and equipment ......................            (271)            (138)
          Purchase of mortgage servicing rights ..................................            (115)          (8,219)
                                                                                    --------------   --------------
               Net cash (used in) provided by investing activities ...............         (37,424)          11,045
                                                                                    --------------   --------------

                                See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

                                                                                    Quarter Ended     Quarter Ended
                                                                                    March 31, 2002    March 31, 2001
                                                                                    --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net decrease in deposits ...............................................    $      (14,092)   $       (8,202)
        Proceeds from FHLB advances ............................................                --            20,000
        Net increase (decrease) in short-term borrowings .......................            27,970            (2,418)
        Proceeds from long-term financing ......................................                --             5,659
        Repayment of long-term financing .......................................            (1,869)           (1,749)
        Issuance of convertible debentures .....................................             7,690                --
        Issuance of common stock pursuant to exercise of stock options .........                --                46
                                                                                    --------------    --------------
             Net cash provided by financing activities .........................            19,699            13,336
                                                                                    --------------    --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........................           (12,181)           16,447
CASH AND CASH EQUIVALENTS:
        Beginning of period ....................................................            39,974             9,516
                                                                                    --------------    --------------
        End of period ..........................................................    $       27,793    $       25,963
                                                                                    ==============    ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--Cash paid for:
        Interest ...............................................................    $        5,641    $        6,660
        Income taxes ...........................................................               270               100
NONCASH INVESTING ACTIVITIES:
        Additions to real estate owned acquired in settlement of loans .........               181               217

                                See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data and where noted)

1. BASIS OF PRESENTATION

        The accompanying interim consolidated financial statements of Wilshire Financial Services Group Inc. and its subsidiaries (“WFSG” or the “Company”) are unaudited and should be read in conjunction with the 2001 Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the 2001 Annual Report on Form 10-K.

        In the opinion of management, all adjustments, other than the adjustments described below, generally comprised of normal recurring accruals necessary for fair presentation of the interim condensed consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

        Certain reclassifications of 2001 amounts were made in order to conform to the 2002 presentation, none of which affect previously reported net income.

2. SETTLEMENT OF LITIGATION

        On May 13, 2002, the Company entered into a settlement agreement to resolve all issues with all of the plaintiffs in various legal actions filed against the Company arising from the financial collapse of Capital Consultants LLC (“CCL”). The agreement also provides for the Company’s purchase of the 49.99% minority interest in the Company’s subsidiary, Wilshire Credit Corporation (“WCC”). The executed agreement and the form of purchase agreement have been filed with the SEC as Exhibit 99.1 to the Company’s Report on Form 8-K dated May 13, 2002.

        The settlement agreement and purchase of the minority interest are subject to approval by the Federal District Court for the State of Oregon, the issuance by the Court of a Claims Bar Order and Injunction and, among other items, payment by the Company and other parties of the requisite settlement amounts. The execution of the settlement agreement does not affect WFSG’s complete denial of all such claims.

        Under the settlement agreement the claimants release the Company and all of its subsidiaries, as well as their present and former officers and directors, from all liability. The settlement agreement also includes provisions to protect the Company in any future legal proceedings which the claimants may pursue against other parties.

        The principal terms of the settlement provide that the Company, certain other parties and their respective insurers, will pay to the claimants $29.5 million plus a share of the proceeds from a sale of real property. A portion of these funds will be held in trust to protect the Company and other parties against potential residual claims which might arise from claimants’ actions against other non-settling parties.

        In addition, the Company will purchase from CCL’s receiver a 49.99% equity interest in WCC for $10.5 million. Upon completion of this purchase, WCC will become a wholly-owned subsidiary of WFSG. The liquidation bond associated with this minority interest, which would have entitled the holder thereof to a $19.3 million preference upon liquidation of WCC and the right to convert such interest into the Company’s common stock, will be terminated.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        The Company’s cash cost of the settlement and stock acquisition will total approximately $15 million plus a share of the proceeds from the above-described sale of real property. For the quarter ended March 31, 2002, the Company accrued charges of $3.6 million in connection with the settlement and minority interest acquisition and approximately $0.6 million in related legal fees. In addition, the Company has accrued approximately $0.55 million in legal fees and expenses, net of insurance reimbursement, associated with finalizing and implementing this settlement. The settlement is expected to eliminate most of the Company’s future costs arising from the financial collapse of CCL. Continuing expenses associated with implementing the settlement and the indemnification of former officers are not expected to have a material impact on the Company’s financial condition or results of operations.

3. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

        At March 31, 2002, the Company’s banking subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”), had outstanding commitments to fund $12.1 million in new mortgage loans and to purchase $4.6 million in mortgage-backed securities.

        The Company may be liable under an indemnification agreement for additional criminal and civil defense costs (unrelated to the previously-discussed litigation) on behalf of some of its former executives.

4. INCOME TAXES

        The Company files consolidated federal income tax returns with its eligible subsidiaries. For tax years through the year ended December 31, 2001, WCC was not eligible to be included in WFSG’s consolidated federal income tax return because it did not meet the required ownership threshold of 80% (the Company’s economic interest was 50.01%). Assuming consummation of the settlement agreement described above, WCC will be included in the Company’s consolidated tax return for the 2002 tax year, as WFSG will own 100% of WCC pursuant to the settlement agreement.

        The Company recorded a current net income tax benefit of approximately $0.3 million for the quarter ended March 31, 2002. During the quarter, the Company determined that it was due a refund of approximately $0.6 million in federal income taxes pursuant to the filing of amended tax returns for the years 1998-2000. In accordance with Accounting Principles Board Opinion No. 28, the Company will recognize the benefit of approximately $0.4 million of such refund relating to WFSG’s post-reorganizational period over the full year ending December 31, 2002 through a reduction in its overall effective tax rate for the year. Deferred taxes are discussed below.

        Deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts. They are attributable to carryforwards, such as net operating losses, capital losses, and temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. On an annual basis, the Company evaluates its net deferred tax asset and records decreases (increases) as a deferred tax provision (benefit) in the consolidated statement of operations.

        The Company established a valuation allowance against the net deferred tax asset at its restructuring date (June 10, 1999) as there was not presumptive evidence at that time that it was more likely than not that the deferred tax asset would be realized. As these pre-reorganization tax benefits are realized from reductions in the valuation allowance, the tax effect is recorded as an increase to stockholders’ equity in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and not as a tax benefit in the statement of operations. The maximum pre-reorganization tax benefit available to the Company at March 31, 2002 was approximately $55.2 million. This amount reflects a reduction for cancellation of indebtedness income that was excluded from taxable income in 1999.

        The Company is not limited in the annual utilization of its net operating loss and capital loss carryforwards. In addition, there is no limitation on the Company’s ability to utilize deductible temporary differences.

        WCC currently has net operating loss carryforwards of approximately $0.9 million that may be available to offset taxable income. WCC’s net operating loss carryforwards are not subject to any annual limitation.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

5. ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURES

        In January and February 2002 the Company issued $7.69 million principal amount of 8% convertible subordinated debentures due December 15, 2005, to certain of its directors in a private placement. The interest on the debentures is payable quarterly in March, June, September and December. Commencing in July 2002, the debentures will be convertible into shares of the Company’s common stock at a conversion price of $2.40 per share and, at the option of the Company, will be redeemable (if certain conditions are satisfied) at 106% of the principal amount (representing a maximum of 3,396,417 shares), decreasing to par over the subsequent nine-month period. The proceeds from this issuance provided the majority of the financing for the Company’s December 31, 2001 purchase of 4,168,854 shares of its common stock from entities affiliated with American Express Financial Advisors Inc., for an aggregate purchase price of approximately $10.0 million. The debenture purchase agreement and Form of debenture were filed as Exhibits 4.1 and 4.2, respectively, to the Company's Report on Form 8-K/A dated January 7, 2002.

6. PER SHARE DATA

        Basic earnings per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net (loss) income by the weighted average number of common shares and potential dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted (loss) earnings per share for the quarters ended March 31, 2002 and 2001:

                                                                         Quarter Ended
                                                                           March 31,
                                                                  ----------------------------
                                                                     2002             2001
                                                                  -----------      -----------
           Net (loss) income ...................................  $      (773)     $       460
                                                                  ===========      ===========

           Weighted average number of common shares
              outstanding - basic...............................   16,180,604       20,047,177
           Net effect of dilutive stock options - based on
              treasury stock method.............................          N/A          743,249
                                                                  -----------      -----------
           Weighted average number of common
              shares outstanding - diluted......................   16,180,604       20,790,426
                                                                  ===========      ===========

           Net (loss) income per share - basic..................  $     (0.05)     $      0.02
                                                                  ===========      ===========
           Net (loss) income per share - diluted................  $     (0.05)     $      0.02
                                                                  ===========      ===========

        For the quarter ended March 31, 2002, the Company incurred a net loss, which resulted in common stock equivalents having an anti-dilutive effect on loss per share. Therefore, the weighted-average shares outstanding was equivalent for both basic and diluted loss per share.

7. OPERATING SEGMENTS

        The Company’s reportable operating segments, as defined by the Company’s management, consist of its Banking operations and Specialty Servicing and Finance operations. The operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

o	Banking Operations—Through FBBH, the Company conducts a wholesale banking business focused primarily on specialty-niche products, including small-balance commercial and multi-family real estate lending and acquisitions of securities. The primary sources of liquidity for the Bank’s acquisitions and originations are wholesale certificates of deposit, retail deposits, FHLB advances, and, to a lesser extent, committed short-term line of credit facilities. The Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision (“OTS”). At March 31, 2002, FBBH had total assets of approximately $741.7 million.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

o	Specialty Servicing and Finance Operations—Through its majority-owned subsidiary, Wilshire Credit Corporation (“WCC”), the Company conducts a full-service mortgage and consumer loan servicing business, specializing in the servicing of labor-intensive mortgage pools requiring expertise in loss mitigation and/or investor reporting. Through its wholly-owned subsidiary, Wilshire Funding Corporation (“WFC”), the Company conducts an investment and co-investment business with institutional investors where such investments (1) align the Company’s interests with those of such institutional investors and (2) provide operating leverage for the servicing operations of WCC. Together, WCC and WFC are referred to as “Specialty Servicing and Finance Operations”. As of March 31, 2002, the Company’s Specialty Servicing and Finance Operations serviced approximately $3.7 billion principal balance of residential and commercial mortgage pools for approximately 700 individual and institutional investors and government agencies. The Company’s Specialty Servicing and Finance Operations’ funding sources consist primarily of internal liquidity, commercial bank financing, institutional lenders and co-investors, under debt service repayment terms which generally parallel the schedule of anticipated cash flows of the underlying collateral.

o	Holding Company and Miscellaneous Operations—The Company’s Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the aforementioned business segments, and includes eliminations of intercompany accounts and transactions. Primary sources of liquidity include funds available from the Company’s wholly-owned non-bank subsidiaries and payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has limited the amount of these payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

          Segment data for the quarters ended March 31, 2002 and 2001 are as follows:

                                                                                   Three Months Ended March 31, 2002
                                                                   ----------------------------------------------------------------
                                                                                                        Holding
                                                                                      Specialty       Company and
                                                                                    Servicing and    Miscellaneous
                                                                      Banking          Finance         Operations         Total
                                                                   --------------   --------------   --------------   -------------

    Interest income ............................................   $       11,951   $        1,878   $          288   $      14,117
    Interest expense ...........................................            7,226              381               86           7,693
                                                                   --------------   --------------   --------------   -------------
    Net interest income ........................................            4,725            1,497              202           6,424
    Provision for loan losses ..................................               --               13               --              13
                                                                   --------------   --------------   --------------   -------------
    Net interest income after provision for loan losses ........            4,725            1,484              202           6,411
    Other income ...............................................              175            6,689             (103)          6,761
    Other expense ..............................................            2,260            7,410            4,775          14,445
                                                                   --------------   --------------   --------------   -------------
    Income (loss) before minority interest and taxes ...........            2,640              763           (4,676)         (1,273)
    Minority interest ..........................................               --               --              200             200
                                                                   --------------   --------------   --------------   -------------
    Income (loss) before taxes .................................            2,640              763           (4,476)         (1,073)
    Income tax provision (benefit) .............................            1,094               --           (1,394)           (300)
                                                                   --------------   --------------   --------------   -------------
    Net income (loss) ..........................................   $        1,546   $          763   $       (3,082)  $        (773)
                                                                   ==============   ==============   ==============   =============
    Total assets ...............................................   $      741,748   $       61,711   $      (10,162)  $     793,297
                                                                   ==============   ==============   ==============   =============

                                                                                   Three Months Ended March 31, 2001
                                                                   ----------------------------------------------------------------
                                                                                                        Holding
                                                                                      Specialty       Company and
                                                                                    Servicing and    Miscellaneous
                                                                      Banking          Finance         Operations         Total
                                                                   --------------   --------------   --------------   -------------

    Interest income ............................................   $       13,534   $        1,353   $           47   $      14,934
    Interest expense ...........................................            8,649              118              (13)          8,754
                                                                   --------------   --------------   --------------   -------------
    Net interest income ........................................            4,885            1,235               60           6,180
    Provision for loan losses ..................................              150               --               --             150
                                                                   --------------   --------------   --------------   -------------
    Net interest income after provision for loan losses ........            4,735            1,235               60           6,030
    Other income ...............................................            1,564            5,829              (77)          7,316
    Other expense ..............................................            5,860            5,839              496          12,195
                                                                   --------------   --------------   --------------   -------------
    Income (loss) before minority interest and taxes ...........              439            1,225             (513)          1,151
    Minority interest ..........................................               --               --             (560)           (560)
                                                                   --------------   --------------   --------------   -------------
    Income (loss) before taxes .................................              439            1,225           (1,073)            591
    Income tax provision (benefit) .............................              189               --              (58)            131
                                                                   --------------   --------------   --------------   -------------
    Net income (loss) ..........................................   $          250   $        1,225   $       (1,015)  $         460
                                                                   ==============   ==============   ==============   =============
    Total assets ...............................................   $      655,735   $       62,229   $       (4,639)  $     713,325
                                                                   ==============   ==============   ==============   =============

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

8. INTANGIBLE ASSETS

        In June 2000, FBBH acquired a branch location and recorded goodwill of $3,393 and a core deposit intangible of $1,294. Through December 31, 2001, the goodwill was amortized on a straight-line basis over an estimated useful life of 15 years. In January 2002 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and, as a result, no longer amortizes goodwill, but tests it at least annually for impairment. The Company will continue to amortize the core deposit intangible over an estimated useful life of 5 years.

        Following is a summary of the Company's intangible assets:

                                                 Intangible Assets

                                                As of March 31, 2002
                                          --------------------------------
                                          Gross Carrying     Accumulated
                                              Amount         Amortization
                                          --------------    --------------
    Goodwill...........................   $        3,393    $         (339)
    Core deposit intangible............            1,294              (453)
                                          --------------    --------------
        Total..........................   $        4,687    $         (792)
                                          ==============    ==============

        For the quarter ended March 31, 2002 the Company recorded amortization expense of $65 related to the core deposit intangible. The estimated amortization of the March 31, 2002 balance for the remainder of 2002 and the five succeeding fiscal years is $194 (2002), $259 (2003), $259 (2004), $129 (2005), and none thereafter.

        There were no changes in the carrying value of goodwill during the quarter ended March 31, 2002. The Company will test goodwill for impairment in the second quarter of 2002 to determine if a valuation allowance is required.

        The Company’s purchased mortgage servicing rights (MSRs) totaled $7.5 million at March 31, 2002, $8.5 million at December 31, 2001, and $11.7 million at March 31, 2001. Amortization expense for MSRs was approximately $1.0 million each for the quarters ended March 31, 2002 and 2001. The estimated amortization expense of the March 31, 2002 balance of MSRs for the remainder of 2002 and the five succeeding fiscal years is $2.2 million (2002), $2.2 million (2003), $1.6 million (2004), $1.1 million (2005), $0.8 million (2006) and $0.5 million (2007). The estimated amortization expense is based on current information regarding loan payments and prepayments. Actual results may vary as a result of changes in the rate of prepayments and other market factors.

        SFAS No. 142 requires disclosure of what reported net income would have been in all periods presented exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized, any deferred credit related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized (including any related tax effects). The Company’s amortization expense and net (loss) income for the quarters ended March 31, 2002 and 2001 were as follows (net of income taxes):

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

                                                                         Quarter Ended
                                                                           March 31,
                                                                  ----------------------------
                                                                      2002            2001
                                                                  ------------    ------------
           Amortization of goodwill..........................     $         --    $       (106)
           Amortization of deferred acquisition costs........               --             (15)
           Amortization of core deposit intangible...........              (43)            (38)
           Amortization of MSRs..............................             (645)           (617)
           Net (loss) income.................................     $       (773)   $        460

        Below is a reconciliation of reported net (loss) income to adjusted net (loss) income (including per-share amounts) showing the pro-forma effect if SFAS No. 142 had been adopted in the prior year:

                                                                             Quarter Ended
                                                                               March 31,
                                                                      ----------------------------
                                                                          2002            2001
                                                                      ------------    ------------
          Reported net (loss) income.............................     $       (773)   $        460
          Add back: Amortization of goodwill.....................               --             106
          Add back: Amortization of deferred acquisition costs...               --              15
                                                                      ------------    ------------
          Adjusted net (loss) income.............................     $       (773)   $        581
                                                                      ============    ============

         Basic and diluted (loss) earnings per share:
          Reported net (loss) income.............................     $      (0.05)   $       0.02
          Amortization of goodwill...............................               --            0.01
          Amortization of deferred acquisition costs.............               --              --
                                                                      ------------    ------------
          Adjusted net (loss) income.............................     $      (0.05)   $       0.03
                                                                      ============    ============

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with the Interim Condensed Consolidated Financial Statements of Wilshire Financial Services Group Inc. and the notes thereto included elsewhere in this filing. References in this filing to “Wilshire Financial Services Group Inc.,” “WFSG,” the “Company,” “we,” “our,” and “us” refer to Wilshire Financial Services Group Inc., our wholly owned subsidiaries, and Wilshire Credit Corporation (“WCC”), our majority-owned subsidiary, unless the context indicates otherwise.

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

RESULTS OF OPERATIONS--QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

        For the quarter ended March 31, 2002, we incurred a net loss of approximately $0.8 million, or $0.05 per share, compared with net income of approximately $0.5 million, or $0.02 per share, for the quarter ended March 31, 2001. Our loss for the first quarter of 2002 resulted from $3.6 million in estimated charges and approximately $0.6 million in legal fees relating to the settlement of litigation arising from events prior to our June 1999 restructuring. In addition, the Company estimates that the legal fees and expenses associated with finalizing and implementing this settlement, net of reimbursements from insurance, is approximately $0.55 million, and has accrued for these expenses as of March 31, 2002. The Company believes that this settlement agreement resolves all of the outstanding issues pertaining to this litigation, and that any ongoing expenses associated with the settlement and its implementation will not have a material impact on WFSG’s financial condition or results of operations.

        Excluding the effects of this litigation, our pre-tax operating income increased by approximately $3.1 million from the quarter ended March 31, 2001 to the quarter ended March 31, 2002. This increase in income from recurring operations was primarily due to a decrease in operating expenses of $2.5 million and an increase in servicing income of approximately $1.8 million, partially offset by decreases in loan fees and other income.

        Following is a discussion of the operating results of the Company's two business segments: our Banking Operations and our Specialty Servicing and Finance Operations.

FIRST BANK OF BEVERLY HILLS, F.S.B.

        The following table compares operating income before taxes for FBBH for the quarters ended March 31, 2002 and 2001 (dollars in thousands):

Three Months Ended March 31,

                                                                                     Increase
                                                         2002           2001        (Decrease)
                                                     ------------   ------------   ------------
         Interest income ........................    $     11,951   $     13,534   $     (1,583)
         Interest expense .......................           7,226          8,649         (1,423)
                                                     ------------   ------------   ------------
         Net interest income ....................           4,725          4,885           (160)
         Provision for loan losses ..............              --            150           (150)
                                                     ------------   ------------   ------------
         Net interest income after
           provision for loan losses.............           4,725          4,735            (10)
         Other income ...........................             175          1,564         (1,389)
         Other expense ..........................           2,260          5,860         (3,600)
                                                     ------------   ------------   ------------
         Income before taxes ....................    $      2,640   $        439   $      2,201
                                                     ============   ============   ============

Net Interest Income
        The Bank’s net interest income for the quarter ended March 31, 2002 was approximately $4.7 million, compared with $4.9 million for the quarter ended March 31, 2001, a decrease of approximately $0.2 million. Total interest income decreased from $13.5 million for the first quarter of 2001 to approximately $12.0 million for the first quarter of 2002, and interest expense decreased from $8.6 million for the 2001 period to $7.2 million for the 2002 period. The Bank’s net interest spread decreased from 2.5% to 2.1%, and interest margin decreased from 3.1% to 2.6% for the corresponding periods.

        FBBH’s average balance of interest-earning assets increased by approximately $92.2 million from the quarter ended March 31, 2001 to the quarter ended March 31, 2002, largely due to the Bank’s purchase of approximately $109.7 million in mortgage-backed and other investment securities in the 2002 period. However, the declining interest-rate environment has particularly affected the Bank’s interest-earning assets, which generally reprice in advance of its interest-bearing liabilities. The Bank’s average yield on loans decreased from 8.77% for the first quarter of 2001 to 7.38% for the first quarter of 2002, and yields on mortgage-backed securities and federal fund investments declined from 6.95% to 5.24% and from 5.49% to 1.96%, respectively, for the corresponding periods. These decreases in yields, in addition to the unusually high prepayments of loans triggered by the drop in rates, offset much of the effects of the higher asset volume.

        The Bank’s average deposits balance increased by approximately $4.7 million from the quarter ended March 31, 2001 to the quarter ended March 31, 2002, as the Bank issued significant amounts of certificates of deposit (the majority of which have subsequently matured) throughout 2001 to fund the loan acquisitions in the prior year. However, the average rate paid on deposits declined by 180 basis points, from 5.93% in the first quarter of 2001 to 4.13% in the first quarter of 2002, resulting in a $1.9 million decrease in deposit interest expense.

        The Bank’s interest expense on borrowings increased by approximately $0.4 million from the first quarter of 2001 to the first quarter of 2002. This increase was due to a $75.0 million increase in the total average balance of borrowings, which resulted from $35.0 million in new borrowings under a repurchase agreement in the first quarter of 2002 and additional FHLB Advance borrowings in the fourth quarter of 2001. The proceeds from these borrowings were used primarily to fund the purchases of mortgage-backed and other securities described above and, to a lesser extent, to replace matured certificates of deposit. This increase in the volume of borrowings was partially offset by a decrease in the weighted-average rate paid from 6.42% for the first quarter of 2001 to 5.07% for the first quarter of 2002. The decrease in market interest rates primarily affected the cost of the Bank’s short-term repurchase agreements only; substantially all of the Bank’s FHLB Advances had fixed rates of interest and thus were unaffected by rate changes.

Provision for Loan Losses
        Based on the Bank’s quarterly evaluation of the adequacy of its loan loss reserves, the Bank did not record a provision for loan losses for the quarter ended March 31, 2002. The provision for loan losses for the quarter ended March 31, 2001 was $0.15 million.

Other Income
        The Bank’s other income was $0.2 million for the quarter ended March 31, 2002, compared with $1.6 million for the quarter ended March 31, 2001. This decrease was primarily due to a decrease in loan fees of approximately $1.0 million and the absence of bankcard income in the first quarter of 2002, compared with bankcard income of $0.9 million for the quarter ended March 31, 2001. The Bank sold its mortgage loan origination subsidiary, George Elkins Mortgage Banking (“GEMB”), and its Bankcard processing division in June 2001.

Other Expenses
        The Bank’s other expenses were approximately $2.3 million for the quarter ended March 31, 2002, compared with $5.9 million for the quarter ended March 31, 2001. This decrease was largely due to the Bank’s sales of its mortgage banking and Bankcard processing operations in June 2001. The disposals of these divisions resulted in savings of approximately $2.2 million in other operating expenses (primarily compensation and employee benefits and, to a lesser extent, professional services, occupancy, amortization, and general and administrative expenses) as compared with the first quarter of 2001. The Bank’s compensation and employee benefits decreased by an additional $0.7 million as a result of severance pay and bonuses for some of the Bank’s former executives in the first quarter of 2001. In addition, professional services decreased further by approximately $0.6 million due to consulting fees associated with conversions of the Bank’s accounting and deposit systems in the 2001 period, and also due to legal fees incurred in 2001 in connection with litigation that has since been resolved in the Bank’s favor.

Changes in Financial Condition – First Bank of Beverly Hills

       Following are condensed statements of financial condition for FBBH as of March 31, 2002 and December 31, 2001:

                                                                                March 31,       December 31,
                                                                                   2002             2001
                                                                              --------------   --------------
                                                                                  (Dollars in thousands)
ASSETS:
Cash and cash equivalents .................................................   $       25,194   $       37,939
Mortgage-backed securities available for sale, at fair value ..............          187,886          116,173
Other investment securities available for sale, at fair value .............           17,683            8,000
Loans, net ................................................................          480,903          526,338
Real estate owned, net ....................................................              305              429
Receivables from loan servicers ...........................................              737            1,114
Other assets...............................................................           29,040           27,809
                                                                              --------------   --------------
    Total assets ..........................................................   $      741,748   $      717,802
                                                                              ==============   ==============

LIABILITIES:
Deposits ..................................................................   $      425,377   $      439,469
Short-term borrowings .....................................................           35,000               --
FHLB advances .............................................................          189,500          189,500
Other liabilities .........................................................           17,258           20,239
                                                                              --------------   --------------
    Total liabilities .....................................................          667,135          649,208

NET WORTH .................................................................           74,613           68,594
                                                                              --------------   --------------
    Total liabilities and net worth .......................................   $      741,748   $      717,802
                                                                              ==============   ==============

        Mortgage-Backed and Other Securities. The Bank’s portfolio of mortgage-backed securities available for sale increased approximately $71.7 million during the quarter ended March 31, 2002. This increase was due to purchases of $99.7 million of mortgage-backed securities which were funded with the Bank’s excess liquidity and a one-year, $35.0 million repurchase agreement. These purchases were partially offset by sales of approximately $19.6 million, principal repayments of $6.7 million, and an increase in unrealized holding losses of approximately $1.5 million.

        The Bank’s portfolio of treasury and other investment securities available for sale increased approximately $9.7 million during the quarter due to a purchase of $10.0 in treasury securities, partially offset by a net increase in unrealized holding losses on the treasury and other securities of approximately $0.3 million.

        Loans, net. The Bank’s portfolio of loans, net of discounts and allowances, decreased by approximately $45.4 million during the quarter ended March 31, 2002. This decrease is primarily attributable to principal repayments of $60.8 million resulting from the continuing decline in market rates of interest, partially offset by new loan originations of $15.8 million.

        Real Estate Owned, net. The Bank’s portfolio of real estate owned, net decreased by approximately $0.1 million during the quarter ended March 31, 2002, due to sales of properties for proceeds of approximately $0.2 million, partially offset by new acquisitions of real estate through foreclosure.

        Deposits. The Bank’s deposits decreased by approximately $14.1 million during the quarter ended March 31, 2002, primarily due to maturities of higher-rate certificates of deposit, as the Bank permitted the run-off of such deposits in an effort to reduce its overall cost of funds.

        Short-Term Borrowings. The Bank borrowed $35.0 million in the first quarter of 2002 under a new repurchase agreement with an outside party to fund its purchases of mortgage-backed and other investment securities.

        Net Worth. The Bank’s total net worth increased by approximately $6.0 million during the quarter ended March 31, 2002. In March 2002, the Company contributed $5.5 million of capital to the Bank through the forgiveness of a portion of the Bank’s income tax liability to WFSG. In addition to this capital contribution, the Bank earned net income for the quarter of $1.5 million, partially offset by $1.0 million in unrealized losses on available-for-sale securities.

Regulatory Capital Requirements

        Federally insured savings associations such as FBBH are required to maintain minimum levels of regulatory capital. Those standards generally are as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on a case-by-case basis. The OTS has indicated that the capital level of FBBH exceeds the minimum requirement for “well capitalized” status under provisions of the Prompt Corrective Action Regulation.

        The following table sets forth the Bank's regulatory capital ratios at March 31, 2002.

Regulatory Capital Ratios

                                                                            Amount Required
                                                                              For Capital        To be Categorized
                                                                                Adequacy                 as
                                                              Actual            Purposes         "Well Capitalized"
                                                      ----------------------------------------  -------------------
                                                        Amount     Ratio     Amount     Ratio     Amount     Ratio
                                                      ----------  -------  ----------  -------  ----------  -------
                                                                         (Dollars in thousands)
Total Capital to Risk-Weighted Assets (Risk-Based
    Capital)......................................... $   77,994    17.3%  $   36,146   =>8.0%  $   45,182   =>10.0%
Tier 1 Capital to Risk-Weighted Assets...............     72,322    16.0%      Not Applicable       27,109   => 6.0%
Core Capital to Tangible Assets......................     72,322     9.8%      29,638   =>4.0%      37,047   => 5.0%
Tangible Capital to Tangible Assets..................     72,322     9.8%      11,114   =>1.5%      Not Applicable

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

        At March 31, 2002, the Bank’s cash balances totaled approximately $25.2 million, compared with $37.9 million at December 31, 2001. The decrease in cash was primarily due to purchases of mortgage-backed and other investment securities and maturities of certificates of deposit during the first quarter of 2002, partially offset by principal repayments of loans and proceeds from short-term borrowings.

        At March 31, 2002, the Bank had approximately $388.8 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending March 31, 2003 and thereafter amounted to approximately $276.7 million and approximately $112.1 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Bank management continues its effort to reduce its exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of the Bank’s interest-earning assets.

        In March 2001, the OTS rescinded the regulatory requirement that institutions maintain an average daily balance of liquid assets of at least 4% of its liquidity base. Even though the percentage requirement has been eliminated, the Bank is still required by the OTS to maintain adequate liquidity to assure safe and sound operation. It is the Bank’s responsibility to determine the appropriate level of liquidity to be maintained.

SPECIALTY SERVICING AND FINANCE OPERATIONS

        WFSG conducts its Specialty Servicing and Finance Operations through WFC, our wholly-owned investment subsidiary, and through WCC, our majority-owned servicing subsidiary which was formed pursuant to our June 10, 1999 reorganization. As the majority owner of WCC, the Company has shared in 50.01% of WCC’s revenues and expenses. The remaining 49.99% interest in WCC’s operations is reflected as “Minority interest” in the Company’s consolidated statements of operations. As part of WFSG’s litigation settlement, the Company will purchase the 49.99% minority interest and, as a result, own 100% of WCC upon consummation of the settlement, which is expected to occur in the third quarter of 2002.

        Certain of WFC’s and WCC’s activities are conducted with lenders which have participation interests in the returns generated by the assets that serve as collateral for the loans. The share of such activities held by these lenders is reflected as “Investor participation interest” in the Company’s consolidated statements of operations.

        The following table compares operating income before taxes of our Specialty Servicing and Finance Operations for the quarters ended March 31, 2002 and 2001.

                                                     WCC and WFC for the Three Months
                                                              Ended March 31,
                                                   ------------------------------------
                                                          (Dollars in thousands)
                                                                              Increase
                                                      2002          2001     (Decrease)
                                                   ----------   ----------   ----------
                 Servicing income..............    $    5,859   $    4,387   $    1,472
                 Interest income................        1,878        1,353          525
                 Investment and other income....          830        1,442         (612)
                                                   ----------   ----------   ----------
                    Total income................        8,567        7,182        1,385
                                                   ----------   ----------   ----------
                 Interest expense...............          381          118          263
                 Provision for loan losses......           13           --           13
                 Compensation expense...........        4,353        3,654          699
                 Other expenses.................        3,057        2,185          872
                                                   ----------   ----------   ----------
                    Total expenses..............        7,804        5,957        1,847
                                                   ----------   ----------   ----------
                 Income before taxes............   $      763   $    1,225   $     (462)
                                                   ==========   ==========   ==========

Servicing Income
        The components of servicing income in our Specialty Servicing and Finance Operations are reflected in the following table:

                                                                           Quarter Ended
                                                                             March 31,
                                                                    ---------------------------
                                                                        2002           2001
                                                                    ------------   ------------
                                                                        (Dollars in thousands)
           Servicing revenue....................................    $      5,955   $      4,320
           Ancillary fees.......................................           1,461          1,145
           Amortization of mortgage servicing rights............            (977)        (1,046)
           Valuation allowance for mortgage servicing rights....            (103)            --
           Custodial float......................................             308            278
           Prepayment interest shortfall expense................            (785)          (310)
                                                                    ------------   ------------
               Total servicing income...........................    $      5,859   $      4,387
                                                                    ============   ============

        Total servicing income for the quarter ended March 31, 2002 was approximately $5.9 million, compared with approximately $4.4 million for the quarter ended March 31, 2001. WCC’s servicing operations have grown significantly over the prior year levels as a result of several acquisitions of servicing portfolios in 2001. As a result of this continued expansion, our gross servicing revenues and ancillary fees (primarily late charges and prepayment penalties) increased by approximately 38% and 28%, respectively, from the first quarter of 2001 to the first quarter of 2002.

        However, the decline in mortgage interest rates throughout 2001 and early 2002 has continued to have an adverse impact on our servicing income. This drop in mortgage rates has triggered a significant increase in the prepayment rates on the underlying loans in our servicing portfolio, which in turn resulted in accelerated amortization of our mortgage servicing rights (MSRs). For the quarter ended March 31, 2002, we recorded amortization of MSRs of approximately $1.0 million, in addition to the $5.8 million for the full year ended December 31, 2001. Our first quarter 2002 results also included a valuation allowance for our MSRs of $0.1 million. Further, as a result of underlying loan prepayments, we incurred an increase in the interest we are required to pay to securitization trusts (“prepayment interest shortfall expense”) under our servicing agreements.

        The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                                         March 31,      December 31,
                                                            2002            2001
                                                        ------------    ------------
                                                            (Dollars in thousands)
Single-family residential.......................        $  3,290,208    $  3,020,267
Multi-family residential........................             117,274         141,297
Commercial real estate..........................             188,699         192,275
Consumer and other.............................               89,693          90,497
                                                        ------------    ------------
     Total......................................        $  3,685,874    $  3,444,336
                                                        ============    ============

Interest Income and Interest Expense
        Interest income was approximately $1.9 million for the quarter ended March 31, 2002, compared with approximately $1.4 million for the quarter ended March 31, 2001, an increase of $0.5 million. This increase was primarily due to higher loan interest income resulting from WFC’s purchase of approximately $10.5 million in principal balance of discounted loans in the third quarter of 2001. Loan interest increased also as a result of the recovery of approximately $0.3 million in discounts and reserves on loans which terminated during the quarter (although approximately 50% of this recapture is due to a co-investor and is recorded as “Investor participation interest” expense in the consolidated statements of operations).

        Interest expense was approximately $0.4 million for the quarter ended March 31, 2002, compared with $0.1 million for the quarter ended March 31, 2001. This increase was due to additional borrowings which funded the loan acquisition described above in addition to acquisitions of servicing rights. However, the effects of the higher volume of borrowings have been partially offset by the continuing decline in interest rates.

Investment and Other Income
        The components of investment and other income in our Specialty Servicing and Finance Operations are reflected in the following table:

                                                                         Quarter Ended
                                                                           March 31,
                                                                  ----------------------------
                                                                      2002            2001
                                                                  ------------    ------------
                                                                     (Dollars in thousands)
                      Investment and other income:
                      Real estate owned, net..................    $        (74)   $       (260)
                      Gain on sale of loans...................              44             486
                      Other, net..............................             860           1,216
                                                                  ------------    ------------
                          Total investment and other income...    $        830    $      1,442
                                                                  ============    ============

        The decrease in total investment and other income in the first quarter of 2002 as compared with the first quarter of 2001 was primarily due to a decline in gains on sales of loans as a result of reduced sales activity in the current year. In addition, other, net decreased primarily due to a recovery in the 2001 period of approximately $0.8 million beyond our basis in certain assets.

Compensation Expense
        Compensation and employee benefits were approximately $4.4 million for the quarter ended March 31, 2002, compared with approximately $3.7 million for the quarter ended March 31, 2001. This increase in the 2002 period was due to higher salary expenses and contract labor costs over the prior year. WCC’s employee head count increased by approximately 31% from March 31, 2001 to March 31, 2002, reflecting the growth in the volume of our servicing business.

Other Expenses
        Other expenses in our Specialty Servicing and Finance Operations were approximately $3.1 million for the quarter ended March 31, 2002, compared with approximately $2.2 million for the quarter ended March 31, 2001. This increase was primarily due to a $0.6 million increase in legal defense costs and advances to former executives in connection with the litigation that arose from events prior to our 1999 restructuring. The Company entered into a settlement agreement on May 13, 2002 to resolve all issues pertaining to this litigation and, as a result, believes that its future expenses related to such matters will not have a material effect on its results of operations.

Changes in Financial Condition – Specialty Servicing and Finance Operations

        Following are condensed statements of financial condition for our Specialty Servicing and Finance Operations as of March 31, 2002 and December 31, 2001:

                                                                               March 31,       December 31,
                                                                                  2002             2001
                                                                             --------------   --------------
                                                                                      (Dollars in thousands)
ASSETS:
Cash and cash equivalents .................................................  $          265   $          262
Mortgage-backed securities available for sale, at fair value ..............           3,184            3,367
Discounted loans, net .....................................................          14,295           15,309
Real estate owned, net ....................................................             277              302
Servicer advance receivables, net .........................................          17,045           18,266
Purchased mortgage servicing rights, net ..................................           7,508            8,473
Intercompany receivables ..................................................          12,480           18,544
Other assets ..............................................................           6,657            5,641
                                                                             --------------   --------------
    Total assets ..........................................................  $       61,711   $       70,164
                                                                             ==============   ==============

LIABILITIES:
Short-term borrowings .....................................................  $        2,940   $        9,970
Long-term investment financing ............................................          12,605           14,474
Other liabilities .........................................................           8,348            8,643
                                                                             --------------   --------------
     Total liabilities ....................................................          23,893           33,087

NET WORTH .................................................................          37,818           37,077
                                                                             --------------   --------------
    Total liabilities and net worth........................................  $       61,711   $       70,164
                                                                             ==============   ==============

        Mortgage-Backed Securities Available for Sale. WFC’s portfolio of mortgage-backed securities available for sale decreased by approximately $0.2 million during the three months ended March 31, 2002 as a result of principal repayments. We currently hold only those securities which are backed by loans in WCC’s servicing portfolio, as such investments provide operating leverage to our core business.

        Discounted Loans, net. In our Specialty Servicing and Finance Operations, discounted loans, net decreased by approximately $1.0 million from December 31, 2001 to March 31, 2002, due to loan principal payments and resolutions in the ordinary course of business.

        Servicer Advance Receivables, net. Servicer advance receivables, net decreased by approximately $1.2 million during the quarter ended March 31, 2002. This decrease resulted from recoveries by WCC of scheduled principal and interest advances on loans previously made, partially offset by new advances made during the year.

        Purchased Mortgage Servicing Rights, net. Purchased mortgage servicing rights, net (MSRs) decreased by approximately $1.0 million for the first quarter of 2002. The continuing decline in mortgage interest rates has triggered an increase in prepayment rates of the underlying loans being serviced, which, in turn, resulted in accelerated amortization of our servicing rights. As a result, we recorded amortization of MSRs of approximately $1.0 million for the quarter ended March 31, 2002, in addition to a valuation write-down of $0.1 million. These decreases were partially offset by purchases of $0.1 million in MSRs associated with servicing portfolio acquisitions.

        Intercompany Receivables. Intercompany receivables decreased by approximately $6.1 million from year-end 2001 to March 31, 2002. In December 2001 WFSG borrowed funds from WCC to finance the majority of the repurchase of approximately 4.2 million shares of the Company’s stock. In January 2002, WCC received settlement on this receivable from WFSG with the proceeds from WFSG’s issuance of 8% convertible subordinated debentures.

        Short-Term Borrowings and Long-Term Investment Financing. Short-term borrowings and long-term investment financing in our Specialty Servicing and Finance Operations decreased by a total of approximately $8.9 million during the quarter ended March 31, 2002. In December 2001 WCC borrowed $9.2 million under one of our line of credit facilities to provide financing for WFSG's repurchase of approximately 4.2 million shares of common stock from a shareholder. This borrowing was substantially repaid in January 2002, primarily with proceeds from WFSG's issuance of 8% convertible subordinated debentures.

Liquidity and Capital Resources

        Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and make payments for general business purposes. Our sources of cash flow for our Specialty Servicing and Finance Operations include servicing revenue, whole loan and mortgage-backed securities sales, net interest income, lines of credit from commercial banks, and borrowings from institutional lenders. The availability of liquidity from our line of credit facilities is subject to the Company’s maintenance of sufficient available collateral to pledge against such borrowings. We are currently maintaining sufficient collateral under the credit agreements. Liquidity in our Specialty Servicing and Finance Operations is actively managed on a daily basis and is periodically reviewed by our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company.

        At March 31, 2002, liquidity in our Specialty Servicing and Finance Operations (including cash and unused borrowings under our credit facilities) totaled $17.2 million, compared with approximately $9.8 million at December 31, 2001. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet our needs. In addition, as part of our business strategy to use bank and institutional co-investment financing, we intend to use our available capital in a manner which will not make us dependent on securitizations as a source of liquidity. As a result, we have no present intent to securitize loans as a source of liquidity.

        We no longer own subordinated mortgage-backed securities backed by loan pools originated or serviced by unaffiliated third parties, and currently hold subordinated mortgage-backed securities only where we act as servicer of the loan pools backing these securities. At March 31, 2002 we held $3.2 million of such mortgage-backed securities.

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

        The Company will fund the costs of the litigation settlement and acquisition of the minority interest in WCC through a combination of working capital from its subsidiaries and existing bank credit facilities. The Company also intends to seek longer-term financing to replace the working capital utilized in the settlement and related acquisition.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Quarterly Report on Form 10-Q which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include, but are not limited to, the condition of the real estate market, interest rates, regulatory matters, the availability of pools of servicing rights and loans at acceptable prices, and the availability and conditions of financing for loan pool acquisitions, mortgage loan servicing rights and other financial assets. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved. In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

        The Asset and Liability Committees are authorized to utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest-rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. In the past, we have utilized interest rate swap agreements to reduce our exposure caused by the narrowing of the interest spread between fixed rate loans held for investment and associated liabilities funding those loans caused by changes in market interest rates.

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

        The following table quantifies the potential changes in the Company’s net portfolio value at March 31, 2002, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

                                                     Net Portfolio Value           NPV as % of Assets
                                              ---------------------------------  ----------------------
                                              $   Amount  $    Change  % Change   NPV Ratio    Change
                                              ----------  -----------  --------  -----------  ---------
        Change in Rates                              (Dollars in thousands)
         +300bp.............................  $   74,861   $ (27,262)     (27)%       9.80%       (278)bp
         +200bp.............................      83,386     (18,737)     (18)       10.70        (188)bp
         +100bp.............................      93,601      (8,522)      (8)       11.75         (83)bp
            0bp.............................     102,123          --       --        12.58          --
         -100bp.............................     101,549        (574)      (1)       12.40         (18)bp
         -200bp.............................      97,040      (5,083)      (5)       11.81         (77)bp
         -300bp.............................      93,789      (8,334)      (8)       11.36        (122)bp

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

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

        Item 1.       Legal Proceedings.

        On May 13, 2002, the Company entered into a settlement agreement to resolve all issues with all of the plaintiffs in various legal actions filed against the Company arising from the financial collapse of Capital Consultants LLC (“CCL”). The agreement also provides for the Company’s purchase of the 49.99% minority interest in the Company’s subsidiary, Wilshire Credit Corporation (“WCC”). The executed agreement and the form of purchase agreement have been filed with the SEC as Exhibit 99.1 to the Company’s Report on Form 8-K dated May 13, 2002.

        The settlement agreement and purchase of the minority interest are subject to approval by the Federal District Court for the State of Oregon, the issuance by the Court of a Claims Bar Order and Injunction and, among other items, payment by the Company and other parties of the requisite settlement amounts. The execution of the settlement agreement does not affect WFSG’s complete denial of all such claims.

        Under the settlement agreement the claimants release the Company and all of its subsidiaries, as well as their present and former officers and directors, from all liability. The settlement agreement also includes provisions to protect the Company in any future legal proceedings which the claimants may pursue against other parties.

        The principal terms of the settlement provide that the Company, certain other parties and their respective insurers, will pay to the claimants $29.5 million plus a share of the proceeds from a sale of real property. A portion of these funds will be held in trust to protect the Company and other parties against potential residual claims which might arise from claimants’ actions against other non-settling parties.

        In addition, the Company will purchase from CCL’s receiver a 49.99% equity interest in WCC for $10.5 million. Upon completion of this purchase, WCC will become a wholly-owned subsidiary of WFSG. The liquidation bond associated with this minority interest, which would have entitled the holder thereof to a $19.3 million preference upon liquidation of WCC and the right to convert such interest into the Company’s common stock, will be terminated.

        The Company’s cash cost of the settlement and stock acquisition will total approximately $15 million plus a share of the proceeds from the above-described sale of real property. For the quarter ended March 31, 2002, the Company accrued charges of $3.6 million in connection with the settlement and minority interest acquisition and approximately $0.6 million in related legal fees. In addition, the Company has accrued approximately $0.55 million in legal fees and expenses, net of insurance reimbursement, associated with finalizing and implementing this settlement. The settlement is expected to eliminate most of the Company’s future costs arising from the financial collapse of CCL. Any continuing expenses associated with implementing the settlement and the indemnification of former officers are not expected to have a material impact on the Company’s financial condition or results of operations.

        Item 2.       Changes in Securities.

Not applicable.

        Item 3.       Defaults Upon Senior Securities.

Not applicable.

        Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period covered by this report.

        Item 5.       Other Information.

Not applicable.

        Item 6.       Exhibits and Reports on Form 8-K.

(a)	Exhibits.
None.

(b)	The following reports on Form 8-K were filed during the quarter covered by this report, and subsequently through May 15, 2002:
Current report on Form 8-K dated January 2, 2002.
Current report on Form 8-K/A dated January 7, 2002.
Current report on Form 8-K dated May 13, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE FINANCIAL SERVICES GROUP INC.

Date: May 15, 2002

By:	/s/ STEPHEN P. GLENNON
Stephen P. Glennon
Chief Executive Officer

By:	/s/ BRUCE A. WEINSTEIN
Bruce A. Weinstein
Executive Vice President and
Chief Financial Officer