Form 10-Q
period 2002-06-30
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2002-08-14
CIK 1024321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

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
Yes [ X ]        No [___]

Applicable only to corporate issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common Stock, par value $.01 per share	18,152,995 shares

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

INDEX

PART I.        FINANCIAL INFORMATION

    Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited):

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...........................................17

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........29

PART II. OTHER INFORMATION

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands)

                                                                                     June 30,      December 31,
                                                                                       2002            2001
                                                                                   ------------    ------------
                                       ASSETS
Cash and cash equivalents......................................................... $     28,236    $     39,974
Government agency mortgage-backed securities available for sale, at fair value....       92,298          64,377
AAA mortgage-backed securities available for sale, at fair value..................      119,730          51,436
Other mortgage-backed securities available for sale, at fair value................        3,949           3,727
Investment securities available for sale, at fair value...........................       11,416           8,000
Treasury securities available for sale, at fair value.............................       10,481              --
Loans, net of allowance for loan losses of $8,154 and $8,384......................      465,115         526,070
Discounted loans, net of allowance for loan losses of $41,231 and $45,413.........        8,161          15,309
Stock in Federal Home Loan Bank of San Francisco, at cost.........................        9,740           9,475
Real estate owned, net............................................................          644             731
Leasehold improvements and equipment, net.........................................        3,135           3,198
Accrued interest receivable.......................................................        4,703           4,190
Servicer advance receivables, net.................................................       15,192          18,266
Service fees receivable...........................................................        3,192           3,100
Purchased mortgage servicing rights...............................................        5,980           8,473
Receivables from other loan servicers.............................................          938           1,788
Intangible assets, net............................................................        3,830           3,960
Prepaid expenses and other assets.................................................        7,617           7,966
                                                                                   ------------    ------------
          TOTAL................................................................... $    794,357    $    770,040
                                                                                   ============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Noninterest-bearing deposits................................................. $      3,820    $      2,794
     Interest-bearing deposits....................................................      399,831         436,675
     Short-term borrowings........................................................       62,303           9,970
     Accounts payable and other liabilities.......................................       21,186          15,417
     FHLB advances................................................................      189,500         189,500
     Long-term investment financing...............................................        7,166          14,474
     Convertible subordinated debentures..........................................        7,690              --
     Investor participation liability.............................................        1,149             528
                                                                                   ------------    ------------
          Total liabilities.......................................................      692,645         669,358
                                                                                   ------------    ------------

MINORITY INTEREST.................................................................        9,387           9,262

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares
        outstanding...............................................................           --              --
     Common stock, $0.01 par value, 90,000,000 shares authorized, 20,382,791
        and 20,349,458 shares issued (including treasury shares of 4,168,854).....      105,796         105,530
     Treasury stock, 4,168,854 shares, at cost....................................      (10,005)        (10,005)
     Accumulated deficit..........................................................       (5,505)         (5,058)
     Accumulated other comprehensive income, net..................................        2,039             953
                                                                                   ------------    ------------
          Total stockholders' equity..............................................       92,325          91,420
                                                                                   ------------    ------------
          TOTAL................................................................... $    794,357    $    770,040
                                                                                   ============    ============

               See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

                                                                            June 30,                      June 30,
                                                                   ---------------------------   ---------------------------
                                                                       2002           2001           2002           2001
                                                                   ------------   ------------   ------------   ------------
INTEREST INCOME:
         Loans...................................................  $      9,638   $     12,751   $     20,483   $     26,423
         Mortgage-backed securities..............................         2,473            997          5,405          1,861
         Securities and federal funds sold.......................           300            785            640          1,183
                                                                   ------------   ------------   ------------   ------------
       Total interest income.....................................        12,411         14,533         26,528         29,467
                                                                   ------------   ------------   ------------   ------------
INTEREST EXPENSE:
         Deposits................................................         3,928          7,051          8,350         13,335
         Borrowings..............................................         3,234          2,711          6,505          5,181
                                                                   ------------   ------------   ------------   ------------
         Total interest expense..................................         7,162          9,762         14,855         18,516
                                                                   ------------   ------------   ------------   ------------
NET INTEREST INCOME..............................................         5,249          4,771         11,673         10,951
PROVISION FOR LOSSES ON LOANS....................................           223            135            236            285
                                                                   ------------   ------------   ------------   ------------
NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS..........         5,026          4,636         11,437         10,666
                                                                   ------------   ------------   ------------   ------------
OTHER INCOME:
         Servicing income........................................         6,201          4,201         11,807          8,051
         Loan fees and charges...................................            29            885             71          1,865
         Real estate owned, net..................................           (65)            66           (111)          (177)
         Bankcard income, net....................................            --          1,381             --          2,286
         Gain on sale of loans...................................         2,436          1,018          2,480          1,504
         Loss on sale of securities..............................            --           (262)           (62)          (262)
         Market valuation losses and impairments.................        (1,373)            --         (1,373)            --
         Gain on sale of Bankcard Operations.....................            --          4,981             --          4,981
         Investor participation interest.........................        (1,219)          (287)        (1,545)          (709)
         Other, net..............................................          (232)          (274)           945          1,064
                                                                   ------------   ------------   ------------   ------------
         Total other income......................................         5,777         11,709         12,212         18,603
                                                                   ------------   ------------   ------------   ------------
OTHER EXPENSES:
         Compensation and employee benefits......................         6,177          7,135         11,818         14,181
         Professional services...................................         1,031          1,857          2,818          3,207
         Occupancy...............................................           539            503          1,082          1,046
         FDIC insurance premiums.................................           104            274            209            486
         Data processing.........................................           337            454            632            844
         Communication...........................................           290            334            602            723
         Insurance...............................................           275            293            554            541
         Corporate travel and development........................            79            132            169            245
         Depreciation............................................           437            565            859            919
         Amortization of intangibles.............................            64            123            129            393
         Postage and courier expense.............................           217            312            520            492
         Provision for litigation claims.........................            --             --          3,600             --
         Other general and administrative expenses...............           601            429          1,278          1,107
                                                                   ------------   ------------   ------------   ------------

         Total other expenses....................................        10,151         12,411         24,270         24,184
                                                                   ------------   ------------   ------------   ------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
     INCOME TAXES................................................           652          3,934           (621)         5,085
Minority interest................................................          (325)           574           (125)            14
                                                                   ------------   ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES................................           327          4,508           (746)         5,099
INCOME TAX PROVISION (BENEFIT)...................................             1          1,965           (299)         2,096
                                                                   ------------   ------------   ------------   ------------
NET INCOME (LOSS)................................................  $        326   $      2,543   $       (447)  $      3,003
                                                                   ============   ============   ============   ============

Earnings (loss) per share - basic................................  $       0.02   $       0.13   $      (0.03)  $       0.15
Earnings (loss) per share - diluted..............................  $       0.02   $       0.12   $      (0.03)  $       0.14

Weighted average shares outstanding - basic....................      16,196,365     20,079,125     16,188,615     20,063,239
Weighted average shares outstanding - diluted..................      21,379,651     21,427,492     16,188,615     21,163,601

               See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

                                                                                                              Accumulated
                              Preferred Stock       Common Stock           Treasury Stock                        Other
                              ---------------  ----------------------  -----------------------  Accumulated  Comprehensive
                              Shares  Amount     Shares     Amount       Shares       Amount      Deficit       Income       Total
                              ------  -------  -----------  ---------  -----------  ----------  -----------  -------------  --------
BALANCE, January 1, 2002....      --  $    --   20,349,458  $ 105,530  (4,168,854)  $ (10,005)  $  (5,058)   $        953   $91,420
 Comprehensive income:
   Net loss................                                                                          (447)                     (447)
   Unrealized holding gains
     on available for sale
     securities - net of tax
     expense of $900 (1)....                                                                                        1,086       1,086
                                                                                                                            --------
 Total comprehensive income.                                                                                                    639
 Exercise of stock options..                        33,333         40                                                            40
    Receipt of income tax
      refund related to
      pre-reorganizational
      income (Note 4).......                                      226                                                           226
                              ------  -------  -----------  ---------  -----------  ----------  -----------  -------------  --------
BALANCE, June 30, 2002......      --  $    --   20,382,791  $ 105,796  (4,168,854)  $ (10,005)  $  (5,505)   $      2,039   $92,325
                              ======  =======  ===========  =========  ===========  ==========  ===========  =============  ========

(1) Includes reclassification adjustment for loss included in net loss of $16, net of tax benefit of $12.

               See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                 ---------------------------
                                                                                     2002           2001
                                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income .........................................................   $       (447)  $      3,003
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Provision for losses on loans ........................................            236            285
        Provision for losses on real estate owned ............................             18             18
        Valuation allowance for mortgage servicing rights ....................            421            795
        Market valuation losses and impairments ..............................          1,373             --
        Depreciation and amortization ........................................            988          1,312
        Tax effect from utilization of net operating loss carryforward .......             --          1,831
        Loss on sale of real estate owned ....................................             88            157
        Gain on sale of loans ................................................         (2,480)        (1,504)
        Loss on sale of securities ...........................................             62            262
        Loss on disposal of equipment ........................................              6             60
        Loss on sale of mortgage servicing rights ............................             22             --
        Amortization (accretion) of discounts and deferred fees ..............          1,522           (169)
        Amortization of mortgage servicing rights ............................          1,868          2,589
        Federal Home Loan Bank stock dividends ...............................           (265)          (110)
        Minority interest ....................................................            125            (14)
      Change in:
        Servicer advance receivables .........................................          3,074          2,924
        Service fees receivable ..............................................            (92)          (545)
        Accrued interest receivable ..........................................           (513)           686
        Receivables from other loan servicers ................................            850         (8,676)
        Prepaid expenses and other assets ....................................            564         (2,588)
        Accounts payable and other liabilities ...............................          4,965          2,595
        Investor participation liability .....................................            621            702
                                                                                 ------------   ------------
             Net cash provided by operating activities .......................         13,006          3,613
                                                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of loans ....................................................             --       (150,137)
        Proceeds from sale of loans ..........................................             --         32,101
        Loan repayments ......................................................        106,846        117,695
        Loan originations ....................................................        (44,938)       (30,411)
        Purchase of discounted loans .........................................            (10)        (7,418)
        Proceeds from sale of discounted loans ...............................          7,395          6,912
        Purchase of mortgage-backed securities available for sale ............       (131,979)        (6,343)
        Proceeds from sale of mortgage-backed securities available for sale ..         19,513          1,271
        Repayment of mortgage-backed securities available for sale ...........         15,345         14,110
        Purchase of investment securities available for sale .................        (13,731)            --
        Proceeds from sale of real estate owned ..............................            498            996
        Purchase of FHLB stock ...............................................             --         (1,000)
        Purchases of leasehold improvements and equipment ....................           (819)          (910)
        Proceeds from sale of leasehold improvements and equipment ...........             17            126
        Purchase of mortgage servicing rights ................................           (115)       (11,926)
        Proceeds from sale of mortgage servicing rights ......................            297             --
                                                                                 ------------   ------------
             Net cash used in investing activities ...........................        (41,681)       (34,934)
                                                                                 ------------   ------------

               See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                 ---------------------------
                                                                                     2002           2001
                                                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (decrease) increase in deposits...................................   $    (35,818)  $    114,743
        Proceeds from FHLB advances...........................................             --         20,000
        Repayments of FHLB advances...........................................             --        (13,000)
        Net increase (decrease) in short-term borrowings......................         52,333         (3,328)
        Proceeds from long-term financing ....................................          2,444          7,344
        Repayment of long-term financing......................................         (9,752)        (2,296)
        Issuance of convertible subordinated debentures.......................          7,690             --
        Issuance of common stock pursuant to exercise of stock options........             40             46
                                                                                 ------------   ------------
             Net cash provided by financing activities........................         16,937        123,509
                                                                                 ------------   ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..........................        (11,738)        92,188
CASH AND CASH EQUIVALENTS:
        Beginning of period...................................................         39,974          9,516
                                                                                 ------------   ------------
        End of period.........................................................   $     28,236   $    101,704
                                                                                 ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--Cash  paid for:
        Interest..............................................................   $     15,292   $     15,596
        Income taxes..........................................................            423            450
NONCASH INVESTING ACTIVITIES:
        Additions to real estate owned acquired in settlement of loans........            517          1,449

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

        In the opinion of management, all adjustments, other than the adjustments described below, generally comprised of normal recurring accruals necessary for fair presentation of the interim condensed consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts and results could differ from those estimates.

        Certain reclassifications of 2001 amounts were made in order to conform to the 2002 presentation, none of which affect previously reported net income.

2. SETTLEMENT OF LITIGATION

        On May 13, 2002, the Company entered into a settlement agreement to resolve all issues with all of the plaintiffs in various legal actions filed against the Company arising from the financial collapse of Capital Consultants LLC (“CCL”). The settlement agreement also provides for the Company to enter into a purchase agreement to purchase the 49.99% minority interest in the Company’s subsidiary, Wilshire Credit Corporation (“WCC”). On June 19, 2002, the settlement agreement and agreement to purchase the minority interest in WCC were approved by the Federal District Court for the State of Oregon. The execution of the settlement agreement does not affect WFSG’s complete denial of all such claims.

        Under the settlement agreement, the claimants release the Company and all of its subsidiaries, as well as their present and former officers and directors, from all liability. The legal actions are to be dismissed after the plaintiffs complete various requirements which will entitle them to disbursement of the settlement proceeds. The settlement agreement also includes provisions to protect the Company in any future legal proceedings which the claimants may pursue against other parties.

        The principal terms of the settlement provide that the Company, certain other parties and their respective insurers will pay to the claimants $29.5 million plus a share of the proceeds from a sale of real property. A portion of these funds will be held in trust to protect the Company and other parties against potential residual claims which might arise from claimants’ actions against other non-settling parties.

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

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        The Company’s cash cost of the settlement and stock acquisition will total approximately $15 million plus a share of the proceeds from the above-mentioned sale of real property. For the six-month period ended June 30, 2002, the Company recorded charges of $3.6 million in connection with the settlement and minority interest acquisition and approximately $0.8 million in legal fees relating to the settlement and to the defense costs of some of its former executives. In addition, the Company recorded approximately $0.55 million in legal fees and expenses, net of insurance reimbursement, associated with finalizing and implementing this settlement. The settlement is expected to eliminate most of the Company’s future costs arising from the financial collapse of CCL. However, the Company does expect to incur additional expenses in connection with legal costs for prior officers arising from the events that gave rise to the litigation. The Company expects to fund its entire portion of the settlement in the third quarter of 2002.

3. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

        At June 30, 2002, the Company’s banking subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”), had outstanding commitments to fund $10.4 million in new mortgage loans and to purchase $12.6 million in loans.

        The Company may be liable under an indemnification agreement for additional defense costs (related to the previously-discussed litigation) on behalf of some of its former executives.

4. INCOME TAXES

        The Company files consolidated federal income tax returns with its eligible subsidiaries. For tax years through the year ended December 31, 2001, WCC was not eligible to be included in WFSG’s consolidated federal income tax return because it did not meet the required ownership threshold of 80% (the Company’s economic interest was 50.01%). Assuming consummation of the purchase of WCC’s minority interest described above, WCC will be included in the Company’s consolidated tax return for the portion of the 2002 tax year subsequent to the purchase since WFSG will then own 100% of WCC.

        The Company recorded a current net income tax benefit of approximately $0.3 million for the six months ended June 30, 2002. During the first quarter of 2002, the Company determined that it was due a refund of approximately $0.6 million in federal income taxes pursuant to the filing of amended tax returns for the years 1998-2000. In accordance with Accounting Principles Board Opinion No. 28, the Company will recognize the benefit of approximately $0.4 million of such refund relating to WFSG’s post-reorganizational period over the full year ending December 31, 2002 through a reduction in its overall effective tax rate for the year. Deferred taxes are discussed below.

        Deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts. They are attributable to carryforwards, such as net operating losses, capital losses, and temporary timing differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. On an annual basis, the Company evaluates its net deferred tax asset and records decreases (increases) as a deferred tax provision (benefit) in the consolidated statement of operations.

        The Company established a valuation allowance against the net deferred tax asset at its restructuring date (June 10, 1999) as there was not presumptive evidence at that time that it was more likely than not that the deferred tax asset would be realized. As these pre-reorganization tax benefits are realized from reductions in the valuation allowance, the tax effect is recorded as an increase to stockholders’ equity in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and not as a tax benefit in the statement of operations. The maximum pre-reorganization tax benefit available to the Company at June 30, 2002 was approximately $55.1 million. This amount reflects a reduction for cancellation of indebtedness income that was excluded from taxable income in 1999.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        During the quarter ended June 30, 2002 and based upon preliminary calculations, the Company believes it experienced a change in control as set forth by Section 382 of the Internal Revenue Code. In general, a change in control is defined as a greater than 50% ownership shift as measured over the prior three-year period. The change in control would limit the Company’s ability to utilize certain tax attributes, such as net operating loss and capital loss carryforwards, in future periods. The Company is currently in the process of finalizing calculations relating to the application of the annual limitation and, if the annual limitation applies, quantifying the annual limitation on its tax attributes.

        At December 31, 2001, WCC had net operating loss carryforwards of approximately $0.9 million that may be available to offset taxable income. When WFSG acquires the remaining minority interest in WCC, any tax attributes of WCC may be subject to limitation as set forth by the Internal Revenue Code and applicable regulations. At the time of acquisition, WFSG will calculate any tax attributes available and reflect any such limitation in the financial statements as appropriate.

5. SIGNIFICANT TRANSACTIONS

        During the quarter and six-month periods ended June 30, 2002, the Bank purchased approximately $36 million and $146 million, respectively, of federal agency and AAA-rated mortgage-backed securities.

        In June 2002 our Specialty Servicing and Finance Operations sold $10.6 million in aggregate unpaid principal balance of loans for a total gain of approximately $2.4 million. Since these loans were purchased with a co-investor, approximately one-half of the gain on sale was shared with the co-investor and included in “Investor participation interest” in the consolidated statements of operations.

        In June 2002 the Bank redeemed $5.0 million in preferred stock held by WFSG through the Company’s wholly-owned subsidiary, Wilshire Acquisitions Corporation (“WAC”). The proceeds from this redemption will be used to fund a portion of the Company’s settlement agreement payment obligation and minority interest purchase described in Note 2.

6. MARKET VALUATION LOSSES AND IMPAIRMENTS

        In March and April 2002, the Bank purchased a total of $8.5 million in interest-only federal agency-guaranteed mortgage backed securities (I/Os) to hedge the Bank’s exposure to possible increases in interest rates. The Bank has classified the I/Os as available-for-sale in its portfolio of investment securities. As of June 30, 2002, the fair market value of the I/Os had declined to an estimated $6.2 million. Since this impairment was deemed to be other than temporary, the write-down of $1.4 million has been reflected as “Market valuation losses and impairments” in the accompanying statements of operations for the quarter and six-month periods ended June 30, 2002, and not as a direct reduction to stockholders’ equity.

7. PER SHARE DATA

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potential dilutive stock options and convertible debentures outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the quarters and six-month periods ended June 30, 2002 and 2001. For the six months ended June 30, 2002, the Company incurred a net loss, which resulted in common stock equivalents having an anti-dilutive effect on loss per share. Therefore, the weighted-average number of common shares outstanding was equivalent for both basic and diluted loss per share.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

                                                            Quarter Ended                   Six Months Ended
                                                               June 30,                         June 30,
                                                     ----------------------------    ----------------------------
                                                         2002            2001            2002            2001
                                                     ------------    ------------    ------------    ------------
Basic earnings (loss) per share:
Net income (loss)..............................      $        326    $      2,543    $       (447)   $      3,003
Weighted average number of common shares
   outstanding - basic.........................        16,196,365      20,079,125      16,188,615      20,063,239
                                                     ------------    ------------    ------------    ------------
Net income (loss) per share - basic............      $       0.02    $       0.13    $      (0.03)   $       0.15
                                                     ============    ============    ============    ============

Diluted earnings (loss) per share:
Net income (loss)..............................      $        326    $      2,543    $       (447)   $      3,003
Tax-effected interest expense attributable to 8%
   Convertible Debentures......................               101              --             N/A              --
                                                     ------------    ------------    ------------    ------------
Net earnings (loss) assuming dilution..........      $        427    $      2,543    $       (447)   $      3,003
                                                     ------------    ------------    ------------    ------------
Weighted average number of common shares
   outstanding.................................        16,196,365      20,079,125      16,188,615      20,063,239
Effect of potentially dilutive securities:
   8% Convertible Debentures...................         3,396,416              --             N/A              --
   Outstanding stock options...................         1,786,870       1,348,367             N/A       1,100,362
                                                     ------------    ------------    ------------    ------------
Weighted average number of common shares
   outstanding - diluted.......................        21,379,651      21,427,492      16,188,615      21,163,601
                                                     ------------    ------------    ------------    ------------
Net income (loss) per share - diluted..........      $       0.02    $       0.12    $      (0.03)   $       0.14
                                                     ============    ============    ============    ============

8. OPERATING SEGMENTS

        The Company’s reportable operating segments, as defined by the Company’s management, consist of its Banking operations and Specialty Servicing and Finance operations. The operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

o	Banking Operations—Through FBBH, the Company conducts a banking business focused primarily on specialty-niche products, including small-balance commercial and multi-family real estate lending and acquisitions of mortgage-backed securities. The primary sources of liquidity for the Bank’s acquisitions and originations are wholesale certificates of deposit, retail deposits, FHLB advances and repurchase agreements. The Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision (“OTS”). At June 30, 2002, FBBH had total assets of approximately $746.7 million.

o	Specialty Servicing and Finance Operations—Through its majority-owned subsidiary, Wilshire Credit Corporation (“WCC”), the Company conducts a full-service mortgage and consumer loan servicing business, specializing in the servicing of labor-intensive mortgage pools requiring expertise in loss mitigation and/or investor reporting. Through its wholly-owned subsidiary, Wilshire Funding Corporation (“WFC”), the Company conducts an investment and co-investment business with institutional investors where such investments (1) align the Company’s interests with those of such institutional investors and (2) provide operating leverage for the servicing operations of WCC. Together, WCC and WFC are referred to as “Specialty Servicing and Finance Operations”. As of June 30, 2002, the Company’s Specialty Servicing and Finance Operations serviced approximately $3.9 billion principal balance of residential and commercial mortgage pools for approximately 700 individual and institutional investors and government agencies. The Company’s Specialty Servicing and Finance Operations’ funding sources consist primarily of internal liquidity, commercial bank financing, institutional lenders and co-investors, under debt service repayment terms which generally parallel the schedule of anticipated cash flows of the underlying collateral.

o	Holding Company and Miscellaneous Operations—The Company’s Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the aforementioned business segments, and includes eliminations of intercompany accounts and transactions. Primary sources of liquidity include funds available from the Company’s wholly-owned non-bank subsidiaries and payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has limited the amount of these payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        Segment data for the quarters ended June 30, 2002 and 2001 are as follows:

                                                                                 Three Months Ended June 30, 2002
                                                                 -----------------------------------------------------------------
                                                                                                      Holding
                                                                                    Specialty       Company and
                                                                                  Servicing and    Miscellaneous
                                                                    Banking          Finance         Operations         Total
                                                                 --------------   --------------   --------------   --------------
  Interest income ............................................   $       11,135   $        1,243   $           33   $       12,411
  Interest expense ...........................................            6,770              294               98            7,162
                                                                 --------------   --------------   --------------   --------------
  Net interest income (expense) ..............................            4,365              949              (65)           5,249
  Provision for loan losses ..................................               --              223               --              223
                                                                 --------------   --------------   --------------   --------------
  Net interest income (expense) after provision for loan
     losses ..................................................            4,365              726              (65)           5,026
  Other (loss) income ........................................           (1,404)           7,273              (92)           5,777
  Other expense ..............................................            2,320            6,829            1,002           10,151
                                                                 --------------   --------------   --------------   --------------
  Income (loss) before minority interest and taxes ...........              641            1,170           (1,159)             652
  Minority interest ..........................................               --               --             (325)            (325)
                                                                 --------------   --------------   --------------   --------------
  Income (loss) before taxes .................................              641            1,170           (1,484)             327
  Income tax provision (benefit) .............................              255               --             (254)               1
                                                                 --------------   --------------   --------------   --------------
  Net income (loss) ..........................................   $          386   $        1,170   $       (1,230)  $          326
                                                                 ==============   ==============   ==============   ==============
  Total assets ...............................................   $      746,364   $       54,772   $       (6,779)  $      794,357
                                                                 ==============   ==============   ==============   ==============

                                                                                 Three Months Ended June 30, 2001
                                                                 -----------------------------------------------------------------
                                                                                                      Holding
                                                                                    Specialty       Company and
                                                                                  Servicing and    Miscellaneous
                                                                    Banking          Finance         Operations         Total
                                                                 --------------   --------------   --------------   --------------
  Interest income ............................................   $       13,673   $          792   $           68   $       14,533
  Interest expense ...........................................            9,474              318              (30)           9,762
                                                                 --------------   --------------   --------------   --------------
  Net interest income ........................................            4,199              474               98            4,771
  Provision for (recapture of) loan losses ...................              150              (15)              --              135
                                                                 --------------   --------------   --------------   --------------
  Net interest income after provision for (recapture
     of) loan losses .........................................            4,049              489               98            4,636
  Other income ...............................................            6,666            4,345              698           11,709
  Other expense ..............................................            5,255            6,128            1,028           12,411
                                                                 --------------   --------------   --------------   --------------
  Income (loss) before minority interest and taxes ...........            5,460           (1,294)            (232)           3,934
  Minority interest ..........................................               --               --              574              574
                                                                 --------------   --------------   --------------   --------------
  Income (loss) before taxes .................................            5,460           (1,294)             342            4,508
  Income tax provision (benefit) .............................            2,348               --             (383)           1,965
                                                                 --------------   --------------   --------------   --------------
  Net income (loss) ..........................................   $        3,112   $       (1,294)  $          725   $        2,543
                                                                 ==============   ==============   ==============   ==============
  Total assets ...............................................   $      769,803   $       61,723   $       (3,358)  $      828,168
                                                                 ==============   ==============   ==============   ==============

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        Segment data for the six months ended June 30, 2002 and 2001 are as follows:

                                                                                  Six Months Ended June 30, 2002
                                                                 -----------------------------------------------------------------
                                                                                                      Holding
                                                                                    Specialty       Company and
                                                                                  Servicing and    Miscellaneous
                                                                    Banking          Finance         Operations         Total
                                                                 --------------   --------------   --------------   --------------
  Interest income ............................................   $       23,086   $        3,121   $          321   $       26,528
  Interest expense ...........................................           13,996              675              184           14,855
                                                                 --------------   --------------   --------------   --------------
  Net interest income ........................................            9,090            2,446              137           11,673
  Provision for loan losses ..................................               --              236               --              236
                                                                 --------------   --------------   --------------   --------------
  Net interest income after provision for loan losses ........            9,090            2,210              137           11,437
  Other (loss) income ........................................           (1,229)          13,636             (195)          12,212
  Other expense ..............................................            4,580           13,913            5,777           24,270
                                                                 --------------   --------------   --------------   --------------
  Income (loss) before minority interest and taxes ...........            3,281            1,933           (5,835)            (621)
  Minority interest ..........................................               --               --             (125)            (125)
                                                                 --------------   --------------   --------------   --------------
  Income (loss) before taxes .................................            3,281            1,933           (5,960)            (746)
  Income tax provision (benefit) .............................            1,349               --           (1,648)            (299)
                                                                 --------------   --------------   --------------   --------------
  Net income (loss) ..........................................   $        1,932   $        1,933   $       (4,312)  $         (447)
                                                                 ==============   ==============   ==============   ==============
  Total assets ...............................................   $      746,364   $       54,772   $       (6,779)  $      794,357
                                                                 ==============   ==============   ==============   ==============

                                                                                  Six Months Ended June 30, 2001
                                                                 -----------------------------------------------------------------
                                                                                                      Holding
                                                                                    Specialty       Company and
                                                                                  Servicing and    Miscellaneous
                                                                    Banking          Finance         Operations         Total
                                                                 --------------   --------------   --------------   --------------
  Interest income ............................................   $       27,207   $        2,145   $          115   $       29,467
  Interest expense ...........................................           18,123              436              (43)          18,516
                                                                 --------------   --------------   --------------   --------------
  Net interest income ........................................            9,084            1,709              158           10,951
  Provision for (recapture of) loan losses ...................              300              (15)              --              285
                                                                 --------------   --------------   --------------   --------------
  Net interest income after provision for (recapture
     of) loan losses .........................................            8,784            1,724              158           10,666
  Other income ...............................................            8,230            9,752              621           18,603
  Other expense ..............................................           11,115           11,545            1,524           24,184
                                                                 --------------   --------------   --------------   --------------
  Income (loss) before minority interest and taxes ...........            5,899              (69)            (745)           5,085
  Minority interest ..........................................               --               --               14               14
                                                                 --------------   --------------   --------------   --------------
  Income (loss) before taxes .................................            5,899              (69)            (731)           5,099
  Income tax provision (benefit) .............................            2,537               --             (441)           2,096
                                                                 --------------   --------------   --------------   --------------
  Net income (loss) ..........................................   $        3,362   $          (69)  $         (290)  $        3,003
                                                                 ==============   ==============   ==============   ==============
  Total assets ...............................................   $      769,803   $       61,723   $       (3,358)  $      828,168
                                                                 ==============   ==============   ==============   ==============

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

9. INTANGIBLE ASSETS

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

        Following is a summary of the Company's intangible assets:

                                                                 Intangible Assets

                                                                As of June 30, 2002
                                                       ------------------------------------
                                                        Gross Carrying       Accumulated
                                                            Amount           Amortization
                                                       ----------------    ----------------

               Goodwill.............................   $          3,393    $           (339)
               Core deposit intangible..............              1,294                (518)
                                                       ----------------    ----------------
                  Total.............................   $          4,687    $           (857)
                                                       ================    ================

        For the quarter and six months ended June 30, 2002 the Company recorded amortization expense of $64 and $129, respectively, related to the core deposit intangible. The estimated amortization of the June 30, 2002 balance for the remainder of 2002 and the five succeeding fiscal years is $129 (2002), $259 (2003), $259 (2004), $129 (2005), and none thereafter.

        There were no changes in the carrying value of goodwill during the quarter or six months ended June 30, 2002. The Company tested goodwill for impairment in the second quarter of 2002 and determined that no impairment valuation was required.

        The Company’s purchased mortgage servicing rights (MSRs) totaled approximately $6.0 million at June 30, 2002, $8.5 million at December 31, 2001, and $13.1 million at June 30, 2001. Amortization expense for MSRs was $0.9 million and $1.5 million, respectively, for the quarter and six months ended June 30, 2002, and $1.9 million $2.6 million, respectively, for the quarter and six months ended June 30, 2001. The estimated amortization expense of the June 30, 2002 balance of MSRs for the remainder of 2002 and the five succeeding fiscal years is $1.3 million (2002), $1.8 million (2003), $1.1 million (2004), $0.7 million (2005), $0.4 million (2006) and $0.3 million (2007). The estimated amortization expense is based only on currently held MSRs and on current information regarding loan payments and prepayments. Actual results may vary as a result of changes in the rate of prepayments and other market factors.

        SFAS No. 142 requires disclosure of what reported net income would have been in all periods presented exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized, any deferred credit related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized (including any related tax effects). The Company’s amortization expense and net (loss) income for the quarters and six-month periods ended June 30, 2002 and 2001 were as follows (net of income taxes):

                                                           Quarter Ended                 Six Months Ended
                                                              June 30,                       June 30,
                                                     ---------------------------    ---------------------------
                                                         2002           2001            2002           2001
                                                     ------------   ------------    ------------   ------------
Amortization of goodwill..........................   $         --   $        (20)   $         --   $       (126)
Amortization of deferred acquisition costs........             --            (15)             --            (30)
Amortization of core deposit intangible...........            (42)           (38)            (85)           (76)
Amortization of MSRs..............................           (580)          (911)         (1,225)        (1,528)
Net income (loss).................................   $        326   $      2,543    $       (447)  $      3,003

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        Below is a reconciliation of reported net income to adjusted net income (including per-share amounts) showing the pro-forma effect if SFAS No. 142 had been adopted in the prior year:

                                                                    Quarter Ended                Six Months Ended
                                                                       June 30,                      June 30,
                                                              ---------------------------   ---------------------------
                                                                  2002           2001           2002           2001
                                                              ------------   ------------   ------------   ------------
Reported net income (loss) .................................  $        326   $      2,543   $       (447)  $      3,003
Add back: Amortization of goodwill .........................            --             20             --            126
Add back: Amortization of deferred acquisition costs .......            --             15             --             30
                                                              ------------   ------------   ------------   ------------
Adjusted net income (loss) .................................  $        326   $      2,578   $       (447)  $      3,159
                                                              ============   ============   ============   ============

Basic earnings (loss) per share:
Reported net income (loss) .................................  $       0.02   $       0.13   $      (0.03)  $       0.15
Amortization of goodwill ...................................            --             --             --           0.01
Amortization of deferred acquisition costs .................            --             --             --             --
                                                              ------------   ------------   ------------   ------------
Adjusted net income (loss) .................................  $       0.02   $       0.13   $      (0.03)  $       0.16
                                                              ============   ============   ============   ============

Diluted earnings (loss) per share:
Reported net income (loss) .................................  $       0.02   $       0.12   $      (0.03)  $       0.14
Amortization of goodwill ...................................            --             --             --           0.01
Amortization of deferred acquisition costs .................            --             --             --             --
                                                              ------------   ------------   ------------   ------------
Adjusted net income (loss) .................................  $       0.02   $       0.12   $      (0.03)  $       0.15
                                                              ============   ============   ============   ============

10. NEW ACCOUNTING PRONOUNCEMENTS

        In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion 30. Statement 64 amended Statement 4 and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Those transitions have been completed; therefore, Statement 44 is no longer necessary. SFAS No. 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to existing pronouncements. The changes with respect to the reporting of gains and losses from extinguishments of debt are effective for fiscal years beginning after May 15, 2002, and the changes in the accounting for leases are effective for lease transactions entered into after May 15, 2002. The Company does not believe that the adoption of SFAS No. 145 will have a material impact on its financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3, which required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its results of operations, financial position or cash flows.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

11. SUBSEQUENT EVENTS

        On July 11, 2002, the Company’s wholly-owned subsidiary, WAC, issued $20 million principal amount of thirty-year floating rate junior subordinated debt in connection with its participation in a multi-issuer private placement of trust pass through securities, issued by TPref Funding I, Ltd. The terms of the long-term borrowing provide for the payment of interest quarterly at a rate equal to the then previous three-month LIBOR rate plus 3.65% (approximately 5.5% initially) and for the repayment of principal at maturity. The borrowing may be prepaid after July 11, 2007 (in whole or in part) at par. A total of $5.1 million of the proceeds were used to repurchase Company stock as discussed below. The remainder of the proceeds of the borrowing will be used primarily to fund the cash costs associated with the Company’s purchase of the minority interest in WCC and for general corporate purposes. The purchase of the minority interest in WCC is pursuant to the litigation settlement agreement which WFSG entered into on May 13, 2002 (see Note 2).

        On July 11, 2002, the Company funded its $4.5 million portion of the settlement agreement in discussed in Note 2. The amount was paid to a trust established by the plaintiffs in the litigation.

        On July 15, 2002, the Company converted its $7.69 million in 8% convertible subordinated debentures due December 15, 2005 into common stock pursuant to elections of the holders of the debentures. Pursuant to this conversion, a total of 3,396,416 shares of WFSG common stock were issued to the holders of the debentures, and the debentures were canceled. The debentures were issued in January and February 2002 to provide the majority of the financing for the Company’s December 2001 repurchase of approximately 4.2 million shares of its common stock.

        On July 24, 2002, the Company repurchased a total of 1,457,358 shares of its common stock from Thrivent Financial for Lutherans (“TFL,” formerly known as Lutheran Brotherhood). These shares represented TFL’s entire interest in the Company’s common stock, or approximately 7% of the total WFSG shares previously outstanding. The purchase price for the shares was approximately $5.1 million, or $3.50 per share.

        In August 2002, the Federal Home Loan Bank of San Francisco (“FHLB”) increased the Bank’s authorized borrowing limit for FHLB advances from 25% to 30% of the Bank’s total assets as of the previous quarter-end.

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

RESULTS OF OPERATIONS--QUARTER AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

        Our consolidated net income was approximately $0.3 million, or $0.02 per basic share, for the quarter ended June 30, 2002, compared with $2.5 million, or $0.13 per basic share, for the quarter ended June 30, 2001. The decrease was primarily due to net gains of $4.7 million in the 2001 period on FBBH’s June 2001 sales of its Bankcard processing and Mortgage Banking divisions. Excluding the effects of this one-time gain and the operations of these divisions prior to their sale, our pre-tax income from recurring operations increased by approximately $1.3 million from the quarter ended June 30, 2001 to the quarter ended June 30, 2002. This improvement in core earnings for the second quarter of 2002 reflects a $2.0 million increase in servicing income and an increase in gains on loan sales over the second quarter of 2001. However, the declining interest-rate environment has continued to have a negative impact on our operations, resulting in a $1.4 million impairment loss on certain investment securities in our Banking segment (although the overall investment securities portfolio has shown unrealized holding gains, which are reflected as a direct increase to stockholders’ equity). In addition, the decline in rates has impeded the growth in net servicing income in our Specialty Servicing and Finance Operations due to rapid borrower prepayments on the underlying loans in the servicing portfolio.

        For the six months ended June 30, 2002, we incurred a net loss of approximately $0.4 million, or $0.03 per basic share, compared with net income of approximately $3.0 million, or $0.15 per basic share, for the six months ended June 30, 2001. Our loss for the first six months of 2002 resulted from $3.6 million in estimated charges and approximately $0.6 million in legal fees incurred in the first quarter relating to the settlement of litigation arising from events prior to our June 1999 restructuring, and approximately $0.2 million in legal fees which were advanced to some of the Company’s former executives for their defense costs related to such litigation. In addition, the Company recorded $0.55 million in estimated legal fees and expenses associated with finalizing and implementing this settlement, net of reimbursements from insurance. The Company believes that this settlement agreement resolves all of the outstanding issues pertaining to this litigation, and that any ongoing expenses associated with the settlement and its implementation will not have a material impact on WFSG’s financial condition or results of operations. However, the Company does expect to incur additional expenses in connection with legal costs for prior officers arising from the events that gave rise to the litigation. Excluding the effects of this litigation and the one-time net gain on the June 2001 sales of the Bankcard processing and Mortgage Banking divisions (and the operating results of these divisions prior to their sale), our pre-tax operating income from recurring items was approximately $3.4 million for the six months ended June 30, 2002, compared with a loss of $0.1 million for the six months ended June 30, 2001. This increase in our core operating results was primarily due to an increase in servicing income of approximately $3.8 million, in addition to increases in loan sales and net interest income, partially offset by the $1.4 million impairment loss discussed above.

        Following is a discussion of the operating results of the Company's two business segments: our Banking Operations and our Specialty Servicing and Finance Operations.

FIRST BANK OF BEVERLY HILLS, F.S.B.

        The following table compares operating income before taxes for FBBH for the quarters and six-month periods ended June 30, 2002 and 2001 (dollars in thousands):

                                            Quarter Ended June 30,                Six Months Ended June 30,
                                     ------------------------------------   ------------------------------------
                                                                Increase                               Increase
                                        2002         2001      (Decrease)      2002         2001      (Decrease)
                                     ----------   ----------   ----------   ----------   ----------   ----------
Interest income ...................  $   11,135   $   13,673   $   (2,538)  $   23,086   $   27,207   $   (4,121)
Interest expense ..................       6,770        9,474       (2,704)      13,996       18,123       (4,127)
                                     ----------   ----------   ----------   ----------   ----------   ----------
Net interest income ...............       4,365        4,199          166        9,090        9,084            6
Provision for loan losses .........          --          150         (150)          --          300         (300)
                                     ----------   ----------   ----------   ----------   ----------   ----------
Net interest income after
  provision for loan losses .......       4,365        4,049          316        9,090        8,784          306
Other (loss) income ...............      (1,404)       6,666       (8,070)      (1,229)       8,230       (9,459)
Other expense .....................       2,320        5,255       (2,935)       4,580       11,115       (6,535)
                                     ----------   ----------   ----------   ----------   ----------   ----------
Income before taxes ...............  $      641   $    5,460   $   (4,819)  $    3,281   $    5,899   $   (2,618)
                                     ==========   ==========   ==========   ==========   ==========   ==========

Net Interest Income
        The Bank’s net interest income was approximately $4.4 million for the quarter ended June 30, 2002, compared with $4.2 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002, the Bank’s net interest income was approximately $9.1 million, compared with a similar result for the six months ended June 30, 2001.

        The Bank’s net interest spread and interest margin did not change significantly for the periods, as the decline in rates impacted its interest-earning assets to a roughly similar extent as its interest-bearing liabilities. The Bank’s net interest spread increased from 1.89% for the quarter ended June 30, 2001 to 1.97% for the quarter ended June 30, 2002, and the interest margin increased from 2.39% to 2.45% for the same periods. For the six-month periods ended June 30, 2001 and 2002, interest spread decreased from 2.17% to 2.05%, respectively, and interest margin decreased from 2.74% to 2.55% for the same periods.

        The Bank’s interest income on loans decreased by $3.7 million from the second quarter of 2001 to the second quarter of 2002 and by $6.8 million from the six months ended June 30, 2001 to the six months ended June 30, 2002, as the drop in interest rates triggered both an acceleration of prepayments on FBBH’s fixed-rate loans and repricing of its variable-rate loans. Consequently, the average loan balance declined by $81.9 million from the six months ended June 30, 2001 to the six months ended June 30, 2002, and the yield decreased by 132 basis points, from 8.54% to 7.22%, for the same periods.

        Interest income on investment securities increased by $1.7 million and $3.2 million, respectively, from the quarter and six months ended June 30, 2001 to the corresponding 2002 periods, primarily as a result of purchases of $146 million in federal agency and AAA-rated mortgage-backed securities during the first six months of 2002. However, the Bank’s yield on these investments decreased by 265 basis points from the second quarter of 2001 to the second quarter of 2002 and by 220 basis points from the first six months of 2001 to the first six months of 2002, partially offsetting the higher asset volume. The Bank incurred net interest expense of $0.2 million on two interest-only federal agency mortgage-backed securities due to accelerated amortization resulting from prepayments. (The Bank also recorded a $1.4 million impairment loss on these securities, which is reflected as “Market valuation losses and impairments” in the accompanying consolidated statements of operations.) However, the Bank’s overall securities portfolio has shown unrealized holding gains, which are reflected as a direct increase to stockholders’ equity.

        FBBH’s interest expense on deposits decreased by $3.1 million and $5.0 million, respectively, from the quarter and six months ended June 30, 2001 to the quarter and six months ended June 30, 2002. These decreases were a result of declines in both the average balance and average rates paid. The Bank raised significant amounts of certificates of deposit throughout 2001 to fund certain loan acquisitions in the prior year but has since permitted the run-off of the higher-rate CDs to reduce its overall cost of funds. As a result, the average balance of deposits decreased by $90.5 million from the second quarter of 2001 to the second quarter of 2002, and by $42.9 million from the first six months of 2001 to the corresponding 2002 period. In addition, the average rate paid on deposits declined by 180 basis points (from 5.60% to 3.80%) from the second quarter of 2001 to the second quarter of 2002, and by 179 basis points (from 5.75% to 3.96%) from the first six months of 2001 to the first six months of 2002.

        The Bank’s interest expense on borrowings increased by approximately $0.4 million and $0.9 million, respectively, from the quarter and six months ended June 30, 2001 to the quarter and six months ended June 30, 2002. This increase was due to a $81.5 million increase in the total average balance of borrowings for the quarterly periods and $78.3 million increase for the six-month periods. The proceeds from these borrowings were used primarily to fund the purchases of mortgage-backed and other securities described above and, to a lesser extent, to replace matured certificates of deposit. This increase in the volume of borrowings was partially offset by a decrease in the weighted-average rate paid from 6.42% for the second quarter of 2001 to 4.89% for the second quarter of 2002, and from 6.42% for the first six months of 2001 to 4.80% for the first six months of 2002. The decrease in market interest rates primarily affected the cost of the Bank’s short-term repurchase agreements only; substantially all of the Bank’s FHLB Advances had fixed rates of interest and thus were unaffected by rate changes.

Provision for Loan Losses
        Based on its quarterly evaluation of the adequacy of its loan loss reserves, the Bank did not record a provision for loan losses for the quarter or six months ended June 30, 2002. The provisions for loan losses for the quarter and six months ended June 30, 2001 were $0.15 million and $0.3 million, respectively.

Other (Loss) Income
        The Bank’s other loss was approximately $1.4 million for the quarter ended June 30, 2002, compared with other income of $6.7 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002, the Bank’s other loss was approximately $1.2 million, compared with other income of $8.2 million for the six months ended June 30, 2001. The losses for the 2002 periods were due to a write-down in market value of approximately $1.4 million related to two interest-only mortgage-backed securities which were purchased in March and April 2002 as a hedge against possible interest rate increases. Since this decline in market value was deemed to be other than temporary, the write-down has been reflected as “Market valuation losses and impairments” in the accompanying statements of operations for the quarter and six-month periods ended June 30, 2002, and not as a direct reduction to stockholders’ equity. However, the Bank’s overall investment securities portfolio has shown unrealized holding gains which are reflected as a direct increase to stockholders’ equity.

        The decreases in other income from the 2001 periods also were largely due to a net gain of $4.7 million in June 2001 on the Bank’s sales of its Bankcard processing division and its mortgage loan origination subsidiary, George Elkins Mortgage Banking. In addition, loan fees decreased by $0.9 million and $1.8 million, respectively, from the quarter and six months ended June 30, 2001, and Bankcard income decreased by $1.4 million and $2.3 million, respectively, from the 2001 amounts due to the absence of such activity in 2002.

Other Expenses
        The Bank’s other expenses were approximately $2.3 million for the quarter ended June 30, 2002, compared with $5.3 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002, the Bank’s other expenses totaled approximately $4.6 million, compared with $11.1 million for the six months ended June 30, 2001. These decreases were largely due to the Bank’s sales of its mortgage banking and Bankcard processing operations in June 2001. The disposals of these divisions have resulted in savings in compensation and employee benefits and, to a lesser extent, occupancy, amortization, and other general and administrative expenses totaling approximately $1.5 million and $3.6 million, respectively, for the quarter and six months ended June 30, 2002 as compared with the corresponding 2001 periods. The Bank’s 2002 compensation and employee benefits decreased by an additional $1.4 million primarily as a result of severance pay and bonuses for some of the Bank’s former executives in the first six months of 2001. In addition, professional services decreased further by approximately $0.9 million due to consulting fees associated with conversions of the Bank’s accounting and deposit systems in the 2001 period, and also due to legal fees incurred in 2001 in connection with litigation that has since been resolved in the Bank’s favor. The Bank realized cost savings in several other general and administrative expense categories through its efforts to reduce corporate overhead.

Changes in Financial Condition – First Bank of Beverly Hills

        Following are condensed statements of financial condition for FBBH as of June 30, 2002 and December 31, 2001:

                                                                                     June 30,     December 31,
                                                                                       2002           2001
                                                                                   ------------   ------------
                                                                                     (Dollars in thousands)
ASSETS:
Cash and cash equivalents.......................................................   $     17,876   $     37,939
Mortgage-backed securities available for sale, at fair value....................        212,348        116,173
Other investment securities available for sale, at fair value...................         21,897          8,000
Loans, net......................................................................        465,322        526,338
Real estate owned, net..........................................................            285            429
Receivables from loan servicers.................................................            740          1,114
Other assets....................................................................         27,896         27,809
                                                                                   ------------   ------------
    Total assets................................................................   $    746,364   $    717,802
                                                                                   ============   ============

LIABILITIES:
Deposits  ......................................................................   $    403,651   $    439,469
Short-term borrowings...........................................................         62,148             --
FHLB advances...................................................................        189,500        189,500
Other liabilities...............................................................         19,165         20,239
                                                                                   ------------   ------------
    Total liabilities...........................................................        674,464        649,208

NET WORTH                                                                                71,900         68,594
                                                                                   ------------   ------------
    Total liabilities and net worth.............................................   $    746,364   $    717,802
                                                                                   ============   ============

        Mortgage-Backed and Other Securities Available for Sale. The Bank’s total portfolio of mortgage-backed securities available for sale increased by approximately $96.2 million during the six months ended June 30, 2002, primarily as a result of purchases of $132.0 million which were funded with the Bank’s excess liquidity and a one-year repurchase agreement facility. In addition, the Bank recorded unrealized holding gains of approximately $1.3 million on its securities portfolio during the first six months of 2002. These increases were partially offset by sales of approximately $19.6 million and principal repayments of $14.9 million. Included in the Bank’s $132.0 million in purchases were $8.5 million in interest-only federal agency mortgage-backed securities (I/Os) to hedge the Bank’s exposure to rising interest rates. However, as rates continued to decline, the actual and estimated future prepayments on the assets underlying the I/Os accelerated, resulting in a deterioration in their market value of approximately $1.4 million for the second quarter of 2002. Since the decline in the market value of the I/Os was considered other than temporary, this write-down is reflected as “Market valuation losses and impairments” in the consolidated statements of operations, and not as a direct reduction to the Bank’s net worth.

        The Bank’s portfolio of treasury and other investment securities available for sale increased approximately $13.9 million during the six-month period ended June 30, 2002 due to purchases of $13.7 million and unrealized holding gains of approximately $0.2 million.

        Loans, net. The Bank’s portfolio of loans, net of discounts and allowances, decreased by approximately $61.0 million during the six months ended June 30, 2002. This decrease is primarily attributable to principal repayments of $105.0 million resulting from the continuing decline in market rates of interest, partially offset by new loan originations of $44.9 million.

        Real Estate Owned, net. The Bank’s portfolio of real estate owned, net decreased by approximately $0.1 million during the six months ended June 30, 2002, due to sales of properties for proceeds of approximately $0.3 million, partially offset by new acquisitions of real estate through foreclosure.

        Deposits. The Bank’s deposits decreased by approximately $35.8 million during the six months ended June 30, 2002, primarily due to maturities of higher-rate certificates of deposit, as the Bank permitted the run-off of such deposits in an effort to reduce its overall cost of funds.

        Short-Term Borrowings. The Bank borrowed $69.2 million in the first six months of 2002 under a repurchase agreement to fund its purchases of mortgage-backed and other investment securities. These borrowings were partially offset by $7.1 million in repayments.

        Net Worth. The Bank’s total net worth increased by approximately $3.3 million during the six months ended June 30, 2002. In March 2002, the Company contributed $5.5 million of capital to the Bank through the forgiveness of a portion of the Bank’s income tax liability to WFSG. In addition, the Bank earned net income for the six months ended June 30, 2002 of $1.9 million and recorded $0.9 million in after-tax unrealized gains on available-for-sale securities. These increases in net worth were partially offset by the Bank’s redemption in June 2002 of $5.0 million of its preferred stock held by the Company.

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

        The following table sets forth the Bank’s regulatory capital ratios at June 30, 2002.

                                       Regulatory Capital Ratios

                                                                              Amount Required
                                                                                For Capital           To be Categorized
                                                                                  Adequacy                    as
                                                             Actual               Purposes            "Well Capitalized"
                                                      -------------------------------------------   ----------------------
                                                       Amount      Ratio      Amount      Ratio      Amount       Ratio
                                                      ---------   --------   ---------   --------   ---------   ----------
                                                                         (Dollars in thousands)
Total Capital to Risk-Weighted Assets (Risk-Based
    Capital)......................................... $  73,804      16.8%   $  35,236     =>8.0%   $  44,045      =>10.0%
Tier 1 Capital to Risk-Weighted Assets...............    68,274      15.5%      Not Applicable         26,427      => 6.0%
Core Capital to Tangible Assets......................    68,274       9.2%      29,742     =>4.0%      37,177      => 5.0%
Tangible Capital to Tangible Assets..................    68,274       9.2%      11,153     =>1.5%        Not Applicable

Liquidity and Capital Resources

        Liquidity is the measurement of the Bank's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and make payments for general business purposes. The Bank's sources of liquidity include retail and wholesale deposits, Federal Home Loan Bank ("FHLB") advances, repurchase agreements, whole loan and mortgage-backed securities sales, and net interest income. In August 2002, the FHLB increased the Bank's authorized borrowing limit from 25% to 30% of the Bank's total assets as of the previous quarter-end. Liquidity in the Bank's operations is actively managed on a daily basis and periodically reviewed by the Bank's Board of Directors.

        At June 30, 2002, the Bank’s cash balances totaled approximately $17.9 million, compared with $37.9 million at December 31, 2001. The decrease in cash was primarily due to purchases of mortgage-backed and other investment securities and maturities of certificates of deposit during the first six months of 2002, partially offset by principal repayments of loans and proceeds from short-term borrowings.

        At June 30, 2002, the Bank had approximately $361.1 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending June 30, 2003 and thereafter amounted to approximately $254.5 million and approximately $106.6 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Bank management continues its effort to reduce its exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of the Bank’s interest-earning assets.

        In March 2001, the OTS rescinded the regulatory requirement that institutions maintain an average daily balance of liquid assets of at least 4% of its liquidity base. Even though the percentage requirement has been eliminated, each bank is still required by the OTS to maintain adequate liquidity to assure safe and sound operation. It is the Bank’s responsibility to determine the appropriate level of liquidity to be maintained.

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

        The following table compares operating income before taxes of our Specialty Servicing and Finance Operations for the quarters and six-month periods ended June 30, 2002 and 2001 (dollars in thousands).

                                               WCC and WFC for the Quarter                WCC and WFC for the Six Months
                                                      Ended June 30,                               Ended June 30,
                                        ------------------------------------------   ------------------------------------------
                                                                        Increase                                     Increase
                                            2002           2001        (Decrease)        2002           2001        (Decrease)
                                        ------------   ------------   ------------   ------------   ------------   ------------
Servicing income .....................  $      6,672   $      4,522   $      2,150   $     12,531   $      8,909   $      3,622
Interest income ......................         1,243            792            451          3,121          2,145            976
Investment and other income (loss) ...           601           (177)           778          1,105            843            262
                                        ------------   ------------   ------------   ------------   ------------   ------------
   Total income ......................         8,516          5,137          3,379         16,757         11,897          4,860
                                        ------------   ------------   ------------   ------------   ------------   ------------
Interest expense .....................           294            318            (24)           675            436            239
Provision for (recapture of) loan
   losses ............................           223            (15)           238            236            (15)           251
Compensation expense .................         4,879          3,777          1,102          9,232          7,431          1,801
Other expenses .......................         1,950          2,351           (401)         4,681          4,114            567
                                        ------------   ------------   ------------   ------------   ------------   ------------
   Total expenses ....................         7,346          6,431            915         14,824         11,966          2,858
                                        ------------   ------------   ------------   ------------   ------------   ------------
Income (loss) before taxes ...........  $      1,170   $     (1,294)  $      2,464   $      1,933   $        (69)  $      2,002
                                        ============   ============   ============   ============   ============   ============

Servicing Income
        The components of servicing income in our Specialty Servicing and Finance Operations are reflected in the following table:

                                                                  June 30,                      June 30,
                                                         ---------------------------   ---------------------------
                                                             2002           2001           2002           2001
                                                         ------------   ------------   ------------   ------------
                                                            (Dollars in thousands)        (Dollars in thousands)
Servicing revenue......................................  $      6,845   $      5,687   $     12,801   $     10,007
Ancillary fees ........................................         1,501          1,268          2,963          2,413
Amortization of mortgage servicing rights .............          (890)        (1,543)        (1,868)        (2,589)
Valuation allowance for mortgage servicing rights .....          (318)          (795)          (421)          (795)
Custodial float .......................................           373            662            680            940
Prepayment interest shortfall expense .................          (839)          (757)        (1,624)        (1,067)
                                                         ------------   ------------   ------------   ------------
    Total servicing income.............................  $      6,672   $      4,522   $     12,531   $      8,909
                                                         ============   ============   ============   ============

        Total servicing income for the quarter ended June 30, 2002 was approximately $6.7 million, compared with $4.5 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002, servicing income was approximately $12.5 million, compared with $8.9 million for the six months ended June 30, 2001. WCC’s servicing operations have grown significantly over the prior year levels, as shown by the portfolio totals in the table below, due to new contractual flow agreements and, to a lesser extent, servicing portfolio acquisitions. As a result of this continued expansion, our gross servicing revenues and ancillary fees (primarily late charges and prepayment penalties) increased by approximately 20% and 18%, respectively, from the second quarter of 2001 to the second quarter of 2002, and by approximately 28% and 23%, respectively, from the first six months of 2001 to the first six months of 2002.

        However, the decline in mortgage interest rates throughout 2001 and thus far in 2002 has continued to have an adverse effect on our net servicing income. As interest rates have fallen, the prepayment rates and refinancings of the underlying loans in our servicing portfolio have increased. As a result, we have recorded significant amortization expense on our mortgage servicing rights (MSRs) during the past year, though the amortization slowed somewhat in the second quarter of 2002. Our amortization of MSRs was approximately $0.9 million and $1.9 million, respectively, for the quarter and six months ended June 30, 2002, compared with $1.5 million and $2.6 million for the corresponding 2001 periods. In addition, we recorded further valuation allowances on our MSRs of $0.3 million and $0.4 million for the second quarter and first six months of 2002. As a result of underlying loan prepayments, we also have incurred an increase in the interest we are required to pay to securitization trusts (“prepayment interest shortfall expense”) under our servicing agreements. Further, the decline in interest rates has adversely affected our float income earned on deposit balances, which has decreased by approximately $0.3 million for both the quarter and six-month periods ended June 30, 2002 compared with the same periods in the prior year.

        The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                                      June 30,        December 31,        June 30,
                                                       2002               2001              2001
                                                   --------------    --------------    --------------
                                                                 (Dollars in thousands)
Single-family residential.......................   $    3,555,128    $    3,020,267    $    2,465,920
Multi-family residential........................          118,672           141,297           134,816
Commercial real estate..........................          195,741           192,275           226,149
Consumer and other..............................           80,060            90,497            93,826
                                                   --------------    --------------    --------------
     Total......................................   $    3,949,601    $    3,444,336    $    2,920,711
                                                   ==============    ==============    ==============

Interest Income and Interest Expense
        Interest income was approximately $1.2 million for the quarter ended June 30, 2002, compared with $0.8 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002, interest income was approximately $3.1 million, compared with $2.1 million for the six months ended June 30, 2001. This increase was primarily due to higher loan interest income resulting from WFC’s purchase of approximately $10.5 million in principal balance of discounted loans in the third quarter of 2001. Loan interest increased also as a result of the recovery of approximately $0.3 million in discounts and reserves on loans which terminated during the first quarter of 2002 (although approximately 50% of this recapture was shared by a co-investor and recorded as “Investor participation interest” expense in the consolidated statements of operations).

        Interest expense was approximately $0.3 million for the quarter ended June 30, 2002, compared with a similar amount for the quarter ended June 30, 2001. For the six months ended June 30, 2002, interest expense was approximately $0.7 million, compared with approximately $0.4 million for the six months ended June 30, 2001. The increase for the six-month period was due to new long-term financing and other borrowings by WFC in the third quarter of 2001 to fund the loan acquisition described above in addition to acquisitions of servicing rights. WFC substantially repaid the long-term financing in the second quarter of 2002 with proceeds from sales of loans, thereby reducing its interest expense for the quarter.

Investment and Other Income (Loss)
        The components of investment and other income (loss) in our Specialty Servicing and Finance Operations are reflected in the following table:

                                                          Quarter Ended                Six Months Ended
                                                             June 30,                      June 30,
                                                    ---------------------------   ---------------------------
                                                        2002           2001           2002           2001
                                                    ------------   ------------   ------------   ------------
                                                      (Dollars in thousands)         (Dollars in thousands)
Investment and other income (loss):
Real estate owned, net ...........................  $        (31)  $         50   $       (105)  $       (210)
Gain on sale of loans ............................         2,436            306          2,480            792
Loss on sale of securities .......................            --           (262)            --           (262)
Investor participation interest ..................        (1,219)          (287)        (1,545)          (709)
Other, net .......................................          (585)            16            275          1,232
                                                    ------------   ------------   ------------   ------------
    Total investment and other income (loss) .....  $        601   $       (177)  $      1,105   $        843
                                                    ============   ============   ============   ============

        The increase in total investment and other income for the quarter and six-month periods ended June 30, 2002 was primarily due to higher gains on sales of loans in the 2002 periods. In June 2002, WCC and WFC sold approximately $7.3 million and $3.3 million, respectively, in unpaid principal balance of loans for gains of $1.9 million and $0.5 million. Since these loans were acquired with a co-investor, one-half of the total gain was shared with the co-investor and included in “Investor participation interest” in the consolidated statements of operations. Other, net decreased by approximately $0.6 million for the second quarter of 2002 compared with the second quarter of 2001 due to write-offs of uncollected servicer advances upon the liquidation of certain loan servicing pools in the 2002 period, and also due to an increase in various servicing-related charges incurred by WCC. For the six months ended June 30, 2002, Other, net decreased by approximately $1.0 million from the corresponding 2001 period primarily as a result of a recovery in February 2001 of approximately $0.8 million beyond our basis in certain assets.

Compensation Expense
        Compensation and employee benefits were approximately $4.9 million for the quarter ended June 30, 2002, compared with approximately $3.8 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002, compensation and employee benefits were approximately $9.2 million, compared with $7.4 million for the six months ended June 30, 2001. These increases in the 2002 periods were due to higher salary expenses, employee benefits and contract labor costs over the corresponding 2001 periods. WCC’s employee head count increased by approximately 35% from June 30, 2001 to June 30, 2002, reflecting the growth in the volume of its servicing business.

Other Expenses
        Other expenses in our Specialty Servicing and Finance Operations were approximately $2.0 million for the quarter ended June 30, 2002, compared with approximately $2.4 million for the quarter ended June 30, 2001. This decrease was primarily attributable to a $0.5 million decline in legal expenses due to significant litigation-related accruals and advances in the second quarter of 2001.

        For the six months ended June 30, 2002, other expenses totaled $4.7 million, compared with $4.1 million for the six months ended June 30, 2001. We incurred higher legal fees in the first six months of 2002 than in the corresponding 2001 period due to approximately $0.7 in additional legal defense costs and advances to former executives in the first six months of 2002 in connection with the litigation that arose from events prior to our 1999 restructuring.

Changes in Financial Condition – Specialty Servicing and Finance Operations

        Following are condensed statements of financial condition for our Specialty Servicing and Finance Operations as of June 30, 2002 and December 31, 2001:

                                                                                      June 30,         December 31,
                                                                                        2002               2001
                                                                                    ------------       ------------
                                                                                       (Dollars in thousands)
ASSETS:
Cash and cash equivalents.......................................................    $      3,183       $        262
Mortgage-backed securities available for sale, at fair value....................           3,630              3,367
Discounted loans, net...........................................................           8,161             15,309
Real estate owned, net..........................................................             358                302
Servicer advance receivables, net...............................................          15,192             18,266
Purchased mortgage servicing rights, net........................................           5,980              8,473
Intercompany receivables........................................................          13,586             18,544
Other assets....................................................................           4,682              5,641
                                                                                    ------------       ------------
    Total assets................................................................    $     54,772       $     70,164
                                                                                    ============       ============

LIABILITIES:
Short-term borrowings...........................................................    $        155       $      9,970
Long-term investment financing..................................................           7,166             14,474
Other liabilities...............................................................           8,092              8,643
                                                                                    ------------       ------------
     Total liabilities..........................................................          15,413             33,087

NET WORTH.......................................................................          39,359             37,077
                                                                                    ------------       ------------
    Total liabilities and net worth.............................................    $     54,772       $     70,164
                                                                                    ============       ============

        Mortgage-Backed Securities Available for Sale. WFC’s portfolio of mortgage-backed securities available for sale increased by approximately $0.3 million during the six months ended June 30, 2002 as a result of $0.7 million in unrealized holding gains, partially offset by $0.4 million in principal repayments. We currently hold only those securities which are backed by loans in WCC’s servicing portfolio, as such investments provide operating leverage to our core business.

        Discounted Loans, net. In our Specialty Servicing and Finance Operations, discounted loans, net decreased by approximately $7.1 million from December 31, 2001 to June 30, 2002. WCC and WFC sold approximately $5.1 million in book value of loans in the second quarter of 2002 for an aggregate gain of $2.4 million (though one-half of these gains were shared with an outside party co-investor and reported as “Investor participation interest”). In addition, the discounted loans portfolio balance decreased due to loan principal payments of $1.8 million and loan loss provisions of $0.2 million.

        Servicer Advance Receivables, net. Servicer advance receivables, net decreased by approximately $3.1 million during the six months ended June 30, 2002. This decrease resulted from recoveries by WCC of scheduled principal and interest advances on loans previously made, partially offset by new advances during the year to date.

        Purchased Mortgage Servicing Rights, net. Purchased mortgage servicing rights, net (MSRs) decreased by approximately $2.5 million for the six-month period ended June 30, 2002. The steady decline in mortgage interest rates throughout 2001 and continuing into 2002 has caused rapid prepayments of the underlying loans being serviced, which, in turn, resulted in accelerated amortization of our servicing rights. Consequently, we recorded approximately $1.9 million in amortization of MSRs and a valuation write-down of $0.4 million for the six months ended June 30, 2002.

        Intercompany Receivables. Intercompany receivables decreased by approximately $5.0 million from year-end 2001 to June 30, 2002. In December 2001 WFSG borrowed funds from WCC to finance the majority of the repurchase of approximately 4.2 million shares of the Company’s stock. In January 2002, WCC received settlement on this receivable from WFSG with the proceeds from WFSG’s issuance of 8% convertible subordinated debentures.

        Short-Term Borrowings and Long-Term Investment Financing. Short-term borrowings and long-term investment financing in our Specialty Servicing and Finance Operations decreased by a total of approximately $17.1 million during the six months ended June 30, 2002. In December 2001 WCC borrowed $9.2 million under one of our line of credit facilities to provide financing for WFSG’s repurchase of approximately 4.2 million shares of common stock from a shareholder. This borrowing has been repaid in full by WFSG, primarily with the proceeds from WFSG’s issuance of 8% convertible subordinated debentures. In addition, in June 2002 WCC and WFC repaid approximately $5.3 million in borrowings with proceeds from the loan sales described above.

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

        At June 30, 2002, liquidity in our Specialty Servicing and Finance Operations (including cash and unused borrowings under our credit facilities) totaled $20.8 million, compared with approximately $9.8 million at December 31, 2001. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet our needs. In addition, as part of our business strategy to use bank and institutional co-investment financing, we intend to use our available capital in a manner which will not make us dependent on securitizations as a source of liquidity. As a result, we have no present intent to securitize loans as a source of liquidity.

        We no longer own subordinated mortgage-backed securities backed by loan pools originated or serviced by unaffiliated third parties, and currently hold subordinated mortgage-backed securities only where we act as servicer of the loan pools backing these securities. At June 30, 2002 we held $3.6 million of such mortgage-backed securities.

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

        The Company will fund the costs of the litigation settlement described above and acquisition of the minority interest in WCC through a combination of proceeds from the issuance of junior subordinated debt and $5 million WFSG received from FBBH’s redemption of preferred stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-Q, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.  On an ongoing basis, we evaluate the estimates used, including those related to allowances for loan losses, other than temporary impairment in the market values of investment securities and other assets, assumptions used to estimate fair values of certain financial instruments for which there is not an active market, the allocation of basis between assets sold and retained, the selection of yields utilized to recognize interest income on certain mortgage-backed securities, and contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies.  Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements:

• Allowance for Loan Losses. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors, including the effect of changes in the real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers, and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses in its consolidated statements of operations and the carrying value of the Company’s loans on its consolidated statement of financial condition.

• Mortgage Servicing Rights. Our loan servicing business represents an increasingly significant proportion of our operations. In determining the fair value of our mortgage servicing rights (MSRs), we make assumptions of market discount rates, prepayment speeds and default rates which affect the estimated present value of future cash flows. Changes in these assumptions and economic factors may result in increases or decreases in the carrying value of our MSRs and increases or decreases in the amortization of MSRs and valuation allowances related to MSRs.

• Contingencies. We are party to various legal proceedings, as discussed above and in the notes to the consolidated financial statements.  These matters have a high degree of uncertainty associated with them.  We continually assess the likely outcomes of these matters, the amounts of any ongoing costs associated with these matters, and the adequacy of amounts provided for these matters.  There can be no assurance that the ultimate outcome will not differ materially from our assessment of them.  There also can be no assurance that all matters that may be brought against us or that we may bring against other parties are known to us at any point in time.

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

        The following table quantifies the potential changes in the Company’s net portfolio value at June 30, 2002, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

                           Interest Rate Sensitivity of Net Portfolio Value

                                                       Net Portfolio Value             NPV as % of Assets
                                               -----------------------------------   -----------------------
                                                $ Amount     $ Change    % Change    NPV Ratio      Change
                                               ----------    ---------   ---------   ---------     ---------
        Change in Rates                              (Dollars in thousands)
         +300bp.............................   $   77,651    $ (23,695)      (23)%      10.12%       (235)bp
         +200bp.............................       86,898      (14,448)      (14)       11.09        (138)bp
         +100bp.............................       97,597       (3,749)       (4)       12.18         (30)bp
            0bp.............................      101,346           --        --        12.47          --
         -100bp.............................       95,791       (5,555)       (5)       11.76         (71)bp
         -200bp.............................       90,262      (11,084)      (11)       11.05        (142)bp
         -300bp.............................       88,304      (13,042)      (13)       10.75        (172)bp

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

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

        Item 1.        Legal Proceedings.

        On May 13, 2002, the Company entered into a settlement agreement to resolve all issues with all of the plaintiffs in various legal actions filed against the Company arising from the financial collapse of Capital Consultants LLC ("CCL"). The settlement agreement also provides for the Company to enter into a purchase agreement to purchase the 49.99% minority interest in the Company's subsidiary, Wilshire Credit Corporation ("WCC"). On June 19, 2002, the settlement agreement and agreement to purchase the minority interest in WCC were approved by the Federal District Court for the State of Oregon. The execution of the settlement agreement does not affect WFSG's complete denial of all such claims.

        Under the settlement agreement the claimants release the Company and all of its subsidiaries, as well as their present and former officers and directors, from all liability. The legal actions are to be dismissed after the plaintiffs complete various requirements which will entitle them to disbursement of the settlement proceeds. The settlement agreement also includes provisions to protect the Company in any future legal proceedings which the claimants may pursue against other parties.

        The principal terms of the settlement provide that the Company, certain other parties and their respective insurers will pay to the claimants $29.5 million plus a share of the proceeds from a sale of real property. A portion of these funds will be held in trust to protect the Company and other parties against potential residual claims which might arise from claimants' actions against other non-settling parties.

        In addition, the Company will purchase from CCL's receiver a 49.99% equity interest in WCC for $10.5 million. Upon completion of this purchase, WCC will become a wholly-owned subsidiary of WFSG. The liquidation bond associated with this minority interest, which would have entitled the holder thereof to a $19.3 million preference upon liquidation of WCC and the right to convert such interest into the Company's common stock, will be terminated.

        The Company's cash cost of the settlement and stock acquisition will total approximately $15 million plus a share of the proceeds from the above-described sale of real property. The Company recorded charges of $3.6 million in the first six months of 2002 in connection with the settlement and minority interest acquisition and approximately $0.8 million in legal fees related to the settlement and to the defense costs of some of the Company's former executives. In addition, the Company has recorded approximately $0.55 million in legal fees and expenses, net of insurance reimbursement, associated with finalizing and implementing this settlement. The settlement is expected to eliminate most of the Company's future costs arising from the financial collapse of CCL. However, the Company does expect to incur additional expenses in connection with legal costs for prior officers arising from the events that gave rise to the litigation.

        Item 2.        Changes in Securities.

Not applicable.

        Item 3.        Defaults Upon Senior Securities.

Not applicable.

        Item 4.        Submission of Matters to a Vote of Security Holders.

On June 25, 2002, at the annual shareholder meeting, the Company's stockholders elected the following nine (9) persons to the Board of Directors of the Company: Larry B. Faigin, Howard Amster, Robert M. Deutschman, Peter S. Fishman, Stephen P. Glennon, Robert H. Kanner, Edmund M. Kaufman, Daniel A. Markee and Bruce A. Weinstein.

The stockholders also voted 8,212,117 (for) to 1,331,973 (against), with 3,204 abstentions, to approve the Company's 2002 Equity Participation Plan.

        Item 5.        Other Information.

Not applicable.

        Item 6.        Exhibits and Reports on Form 8-K.

(a)	Exhibits.
10.1	Wilshire Financial Services Group Inc. 2002 Equity Participation Plan
10.2	Change in Control Agreement between Wilshire Financial Services Group Inc. and Mark H. Peterman
10.3	Amendment No. 2 to Stock Option Agreement between Wilshire Financial Services Group Inc. and Jay H. Memmott
99.1	CEO and CFO Certification

(b)	The following reports on Form 8-K were filed during the quarter covered by this report, and subsequently through the date of issuance:

Current Report on Form 8-K dated May 13, 2002, reporting that the Company had entered into a settlement agreement to resolve all issues with respect to the litigation discussed in Part II, Item I.

Current Report on Form 8-K dated May 20, 2002, announcing the date of the Company's annual shareholder meeting.

Current Report on Form 8-K dated June 19, 2002, reporting that the U.S. District Court of Oregon had approved the settlement agreement between the Company and the plaintiffs with respect to the litigation discussed in Part II, Item 1.

Current Report on Form 8-K dated July 11, 2002, reporting the Company's issuance of $20 million in thirty-year floating rate junior subordinated debt in connection with its participation in a multi-issuer private placement of trust pass-through securities.

Current Report on Form 8-K dated July 15, 2002, reporting the Company's conversion of its $7.69 million in 8% convertible subordinated debentures into 3,396,416 shares of common stock.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE FINANCIAL SERVICES GROUP INC.

Date: August 14, 2002

By:	/s/ STEPHEN P. GLENNON
Stephen P. Glennon
Chief Executive Officer

By:	/s/ BRUCE A. WEINSTEIN
Bruce A. Weinstein
Executive Vice President and
Chief Financial Officer