Form 10-Q
period 2002-09-30
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2002-11-14
CIK 1024321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

[   ]      Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission file number 0-21845

Wilshire Financial Services Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-1223879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14523 SW Millikan Way, Suite 200, Beaverton, OR	97005
(Address of principal executive offices)	(Zip Code)

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
Yes [ X ]        No [___]

Applicable only to corporate issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2002
Common Stock, par value $.01 per share	18,152,995 shares

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

           Item 1.   Interim Condensed Consolidated Financial Statements (Unaudited):

           Item 2.   Management's Discussion and Analysis of Financial Condition

PART II. OTHER INFORMATION

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands)

                                                                                              September 30,  December 31,
                                                                                                  2002           2001
                                                                                              ------------   ------------
                                             ASSETS

Cash and cash equivalents ................................................................    $     43,081   $     39,974
Government agency mortgage-backed securities available for sale, at fair value ...........         204,790         64,377
AAA mortgage-backed securities available for sale, at fair value .........................          62,059         51,436
Other mortgage-backed securities available for sale, at fair value .......................           3,056          3,727
Investment securities available for sale, at fair value ..................................          11,936          8,000
Loans, net of allowance for loan losses of $7,982 and $8,384 .............................         459,270        526,070
Discounted loans, net of allowance for loan losses of $40,568 and $45,413 ................           7,647         15,309
Stock in Federal Home Loan Bank of San Francisco, at cost ................................          10,675          9,475
Real estate owned, net ...................................................................           1,588            731
Leasehold improvements and equipment, net ................................................           3,376          3,198
Accrued interest receivable ..............................................................           4,244          4,190
Servicer advance receivables, net ........................................................          15,851         18,266
Service fees receivable ..................................................................           2,801          3,100
Purchased mortgage servicing rights ......................................................           4,999          8,473
Receivables from other loan servicers ....................................................             473          1,788
Intangible assets, net ...................................................................           3,766          3,960
Prepaid expenses and other assets ........................................................           7,273          7,966
                                                                                              ------------   ------------
            TOTAL ........................................................................    $    846,885   $    770,040
                                                                                              ============   ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Noninterest-bearing deposits .......................................................    $      4,179   $      2,794
      Interest-bearing deposits ..........................................................         414,087        436,675
      Short-term borrowings ..............................................................          66,539          9,970
      Accounts payable and other liabilities .............................................          14,753         15,417
      FHLB advances ......................................................................         213,500        189,500
      Long-term investment financing .....................................................           5,679         14,474
      Trust preferred subordinated debt ..................................................          20,000             --
      Investor participation liability ...................................................           1,169            528
                                                                                              ------------   ------------
            Total liabilities ............................................................         739,906        669,358
                                                                                              ------------   ------------

MINORITY INTEREST ........................................................................           9,948          9,262

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
      Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares
         outstanding .....................................................................              --             --
      Common stock, $0.01 par value, 90,000,000 shares authorized, 23,779,207 and 20,349,458 shares issued (including treasury shares of 5,626,212 and
         4,168,854) ......................................................................         113,486        105,530
      Treasury stock, 5,626,212 and 4,168,854 shares, at cost ............................         (15,106)       (10,005)
      Accumulated deficit ................................................................          (4,638)        (5,058)
      Accumulated other comprehensive income, net ........................................           3,289            953
                                                                                              ------------   ------------
            Total stockholders' equity ...................................................          97,031         91,420
                                                                                              ------------   ------------
            TOTAL ........................................................................    $    846,885   $    770,040
                                                                                              ============   ============

                               See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

                                                                             Quarter Ended               Nine Months Ended
                                                                             September 30,                 September 30,
                                                                      ---------------------------   ---------------------------
                                                                          2002           2001           2002           2001
                                                                      ------------   ------------   ------------   ------------
INTEREST INCOME:
           Loans ...................................................  $      9,226   $     13,552   $     29,709   $     39,975
           Mortgage-backed securities ..............................         4,256          1,119          9,661          2,980
           Securities and federal funds sold .......................           274            813            914          1,996
                                                                      ------------   ------------   ------------   ------------
        Total interest income ......................................        13,756         15,484         40,284         44,951
                                                                      ------------   ------------   ------------   ------------
INTEREST EXPENSE:
           Deposits ................................................         3,810          6,580         12,160         19,915
           Borrowings ..............................................         3,523          2,725         10,028          7,906
                                                                      ------------   ------------   ------------   ------------
           Total interest expense ..................................         7,333          9,305         22,188         27,821
                                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME ................................................         6,423          6,179         18,096         17,130
PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS .......................           136         (2,082)           372         (1,797)
                                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME AFTER PROVISION FOR
    (RECAPTURE OF) LOSSES ON LOANS .................................         6,287          8,261         17,724         18,927
                                                                      ------------   ------------   ------------   ------------
OTHER INCOME:
           Servicing income ........................................         6,917          5,011         18,463         13,062
           Loan fees and charges ...................................            32             57            103          1,922
           Real estate owned, net ..................................           (45)            85           (156)           (92)
           Bankcard income, net ....................................            --             --             --          2,286
           Gain on sale of loans ...................................            25             14          2,505          1,518
           Gain (loss) on sale of securities .......................         1,490             --          1,428           (262)
           Market valuation losses and impairments .................        (2,238)            --         (3,611)            --
           Gain on sale of Bankcard Operations .....................            --             --             --          4,997
           Investor participation interest .........................           (20)          (173)        (1,565)          (882)
           Other, net ..............................................           155          1,025          1,361          2,073
                                                                      ------------   ------------   ------------   ------------
           Total other income ......................................         6,316          6,019         18,528         24,622
                                                                      ------------   ------------   ------------   ------------
OTHER EXPENSES:
           Compensation and employee benefits ......................         6,279          5,065         18,097         19,246
           Professional services ...................................           879          1,488          3,697          4,695
           Occupancy ...............................................           677            477          1,759          1,523
           FDIC insurance premiums .................................           107            101            316            587
           Data processing .........................................           247            314            879          1,158
           Communication ...........................................           276            329            878          1,052
           Insurance ...............................................           316            264            870            805
           Corporate travel and development ........................            74            101            243            346
           Depreciation ............................................           486            436          1,345          1,355
           Amortization of intangibles .............................            65            122            194            515
           Postage and courier expense .............................           247            227            767            719
           Provision for litigation claims .........................            --             --          3,600             --
           Other general and administrative expenses ...............         1,363            399          2,641          1,506
                                                                      ------------   ------------   ------------   ------------
           Total other expenses ....................................        11,016          9,323         35,286         33,507
                                                                      ------------   ------------   ------------   ------------
INCOME BEFORE MINORITY INTEREST AND
      INCOME TAXES .................................................         1,587          4,957            966         10,042
Minority interest ..................................................          (561)           (94)          (686)           (80)
                                                                      ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAXES .........................................         1,026          4,863            280          9,962
INCOME TAX PROVISION (BENEFIT) .....................................           159          1,955           (140)         4,051
                                                                      ------------   ------------   ------------   ------------
NET INCOME .........................................................  $        867   $      2,908   $        420   $      5,911
                                                                      ============   ============   ============   ============

Earnings per share - basic..........................................  $       0.05   $       0.14   $       0.02   $       0.29
Earnings per share - diluted........................................  $       0.04   $       0.14   $       0.02   $       0.28

Weighted average shares outstanding - basic.........................    18,000,489     20,166,009     16,799,210     20,097,872
Weighted average shares outstanding - diluted.......................    20,016,196     21,174,107     18,550,728     21,166,751

                               See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

                                                                                                              Accumulated
                              Preferred Stock       Common Stock           Treasury Stock                        Other
                              ---------------  ----------------------  ----------------------  Accumulated  Comprehensive
                              Shares  Amount     Shares     Amount       Shares       Amount      Deficit       Income       Total
                              ------  -------  -----------  ---------  ----------  ----------  -----------  -------------  --------
BALANCE, December 31, 2000...     --  $    --   20,035,458  $  96,516          --  $      --   $  (10,670)  $        749   $ 86,595
Comprehensive income:
  Net income.................                                                                       5,612                     5,612
  Unrealized holding gains
    on available for sale
    securities - net of tax
    expense of $143(1) ......                                                                                        204        204
                                                                                                                           ---------
Total comprehensive income...                                                                                                 5,816
Tax benefit from utilization
  of pre-reorganizational
  Net Operating Losses.......                                  8,683                                                          8,683
Exercise of stock options....                      314,000       331                                                            331
Treasury stock acquired......                                         (4,168,854)    (10,005)                               (10,005)
                              ------  -------  -----------  --------  -----------  ----------  -----------  -------------  --------
BALANCE, December 31, 2001...     --      --    20,349,458   105,530  (4,168,854)    (10,005)      (5,058)           953    91,420
Comprehensive income:
  Net income.................                                                                         420                      420
  Unrealized holding gains
    on available for sale
    securities - net of tax
    expense of $1,761 (2)....                                                                                      2,336      2,336
                                                                                                                           ---------
Total comprehensive income...                                                                                                 2,756
Exercise of stock options....                       33,333        40                                                             40
Conversion of subordinated
  debentures.................                    3,396,416     7,690                                                          7,690
Receipt of income tax refund
  related to
  pre-reorganizational
  income (Note 4)............                                    226                                                            226
Treasury stock acquired......                                         (1,457,358)     (5,101)                                (5,101)
                              ------  -------  -----------  --------  -----------  ----------  -----------  -------------  ---------
BALANCE, September 30, 2002..     --  $    --   23,779,207  $113,486  (5,626,212)  $ (15,106)  $   (4,638)  $      3,289   $ 97,031
                              ======  =======  ===========  ========  ===========  ==========  ===========  =============  =========
_________
(1) Includes reclassification adjustment for gain included in net income of $176, net of tax expense of $127.
(2) Includes reclassification adjustment for loss included in net income of $16, net of tax benefit of $12.

                               See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                  ---------------------------
                                                                                      2002           2001
                                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................................  $        420   $      5,911
    Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for (recapture of) losses on loans ..........................           372         (1,797)
         Provision for losses on real estate owned .............................            33             15
         Valuation allowance for mortgage servicing rights .....................           577            795
         Market valuation losses and impairments ...............................         3,611             --
         Depreciation and amortization .........................................         1,539          1,870
         Tax effect from utilization of net operating loss carryforward ........            --          3,746
         Loss on sale of real estate owned .....................................           102             62
         Gain on sale of loans .................................................        (2,505)        (1,518)
         (Gain) loss on sale of securities .....................................        (1,428)           262
         Loss on disposal of equipment .........................................            43             44
         Gain on sale of mortgage servicing rights .............................            --           (414)
         Amortization of discounts and deferred fees ...........................         2,556            507
         Amortization of mortgage servicing rights .............................         2,642          4,532
         Federal Home Loan Bank stock dividends ................................          (399)          (110)
         Minority interest .....................................................           686             80
       Change in:
         Servicer advance receivables ..........................................         2,415          1,538
         Service fees receivable ...............................................           299           (912)
         Accrued interest receivable ...........................................           (54)           (18)
         Receivables from other loan servicers .................................         1,315            565
         Prepaid expenses and other assets .....................................           907         (2,446)
         Accounts payable and other liabilities ................................        (2,303)           329
         Investor participation liability ......................................           641            499
                                                                                  ------------   ------------
               Net cash provided by operating activities .......................        11,469         13,540
                                                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of loans .....................................................       (12,556)      (150,137)
         Proceeds from sale of loans ...........................................            --         32,101
         Loan repayments .......................................................       146,433        179,636
         Loan originations .....................................................       (67,251)       (50,800)
         Purchase of discounted loans ..........................................           (10)       (14,825)
         Proceeds from sale of discounted loans ................................         7,395          6,893
         Purchase of mortgage-backed securities available for sale .............      (254,233)        (6,343)
         Proceeds from sale of mortgage-backed securities available for sale ...        71,462          1,271
         Repayment of mortgage-backed securities available for sale ............        31,703         22,545
         Purchase of investment securities available for sale ..................       (13,731)            --
         Proceeds from sale of investment securities available for sale ........        10,599             --
         Proceeds from sale of real estate owned ...............................           740          2,582
         Purchase of FHLB stock ................................................          (801)        (1,113)
         Purchases of leasehold improvements and equipment .....................        (1,585)        (1,081)
         Proceeds from sale of leasehold improvements and equipment ............            18            126
         Purchase of mortgage servicing rights .................................           (80)       (11,745)
         Proceeds from sale of mortgage servicing rights .......................           335          1,207
                                                                                  ------------   ------------
               Net cash (used in) provided by investing activities .............       (81,562)        10,317
                                                                                  ------------   ------------

                               See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                  ---------------------------
                                                                                      2002           2001
                                                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net (decrease) increase in deposits ...................................  $    (21,203)  $      7,827
         Proceeds from FHLB advances ...........................................        94,000         20,000
         Repayments of FHLB advances ...........................................       (70,000)       (13,000)
         Net increase (decrease) in short-term borrowings ......................        56,569         (5,793)
         Proceeds from long-term financing .....................................         2,444         19,189
         Repayment of long-term financing ......................................       (11,239)        (4,329)
         Issuance of convertible subordinated debentures .......................         7,690             --
         Issuance of trust preferred subordinated debt .........................        20,000             --
         Issuance of common stock pursuant to exercise of stock options ........            40            196
         Purchase of treasury stock ............................................        (5,101)            --
                                                                                  ------------   ------------
               Net cash provided by financing activities .......................        73,200         24,090
                                                                                  ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ......................................         3,107         47,947
CASH AND CASH EQUIVALENTS:
         Beginning of period ...................................................        39,974          9,516
                                                                                  ------------   ------------
         End of period .........................................................  $     43,081   $     57,463
                                                                                  ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--Cash  paid for:
         Interest ..............................................................  $     20,780   $     23,554
         Income taxes ..........................................................           473            625
NONCASH INVESTING ACTIVITIES:
         Additions to real estate owned acquired in settlement of loans ........         1,732          1,645
NONCASH FINANCING ACTIVITIES:
         Conversion of subordinated debentures into common stock ...............         7,690             --

                               See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data and where noted)

1. BASIS OF PRESENTATION

        The accompanying interim condensed consolidated financial statements of Wilshire Financial Services Group Inc. and its subsidiaries (“WFSG” or the “Company”) are unaudited and should be read in conjunction with the 2001 Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the 2001 Annual Report on Form 10-K.

        In the opinion of management, all adjustments, other than the adjustments described below, generally comprised of normal recurring accruals necessary for fair presentation of the interim condensed consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

2. SETTLEMENT OF LITIGATION

        On May 13, 2002, the Company entered into an agreement to resolve all issues with all of the plaintiffs in litigation arising from the financial collapse of Capital Consultants LLC (“CCL”). The settlement agreement also provided for the Company to enter into a purchase agreement to purchase the 49.99% minority interest in the Company’s subsidiary, Wilshire Credit Corporation (“WCC”). On June 19, 2002, the settlement agreement and agreement to purchase the minority interest in WCC were approved by the Federal District Court for the State of Oregon. The execution of the settlement agreement does not affect WFSG’s complete denial of all such claims. The Company has substantially completed all of its obligations under the settlement, including the purchase of the WCC stock subsequent to quarter-end.

        Under the settlement agreement, the claimants release the Company and all of its subsidiaries, as well as their present and former officers and directors, from all liability. The legal actions are to be dismissed after the plaintiffs complete various requirements which will entitle them to disbursement of the settlement proceeds which are not being held in trust as described below. The settlement agreement also includes provisions to protect the Company in any future legal proceedings which the claimants may pursue against other parties.

        The principal terms of the settlement provide for the Company, certain other parties and their respective insurers to pay to the claimants $29.5 million plus a share of the proceeds from a sale of real property. A portion of these funds are held in trust to protect the Company and other parties against potential residual claims which might arise from claimants’ actions against other non-settling parties. The Company funded its $4.5 million portion of the settlement on July 11, 2002 (Note 5—Significant Transactions).

        On October 10, 2002, pursuant to the settlement agreement, the Company purchased the 49.99% minority interest in WCC from the receiver for CCL for $10.5 million. As a result of this purchase, WFSG now owns 100% of WCC. In addition, the liquidation bond associated with this minority interest, which would have entitled the receiver to a $19.3 million preference upon liquidation of WCC and the right to convert such interest into WFSG’s common stock, was cancelled (Note 12—Subsequent Events).

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        The Company’s cash cost of the settlement and stock acquisition totaled approximately $15 million plus a share of the proceeds from the above-mentioned sale of real property. For the nine-month period ended September 30, 2002, the Company recorded charges of $3.6 million in connection with the settlement and minority interest acquisition and approximately $1.9 million in legal fees relating to the settlement and to the defense costs of some of its former executives. In addition, the Company recorded approximately $0.55 million in legal fees and expenses, net of insurance reimbursement, associated with finalizing and implementing this settlement. The settlement is expected to eliminate most of the Company’s future costs arising from the financial collapse of CCL. However, the Company does expect to incur additional expenses in connection with legal costs for prior officers arising from the events that gave rise to the litigation. Such costs were approximately $0.4 million and $1.3 million, respectively, for the quarter and nine months ended September 30, 2002.

3. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

        At September 30, 2002, the Company’s banking subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”), had outstanding commitments to fund $17.0 million in new mortgage loans.

        The Company may be required to make payments under indemnification agreements for additional defense costs (related to the events that gave rise to the previously-discussed litigation) on behalf of certain individuals.

4. INCOME TAXES

        The Company files consolidated federal income tax returns with its eligible subsidiaries. For tax years through the year ended December 31, 2001, WCC was not eligible to be included in WFSG’s consolidated federal income tax return because it did not meet the required ownership threshold of 80% (the Company’s economic interest was 50.01%). As a result of the October 2002 purchase of WCC’s minority interest described above, WCC will be included in the Company’s consolidated tax return for the remaining portion of the 2002 tax year since WFSG now owns 100% of WCC.

        The Company recorded a current net income tax benefit of approximately $0.1 million for the nine months ended September 30, 2002. During the first quarter of 2002, the Company determined that it was due a refund of approximately $0.6 million in federal income taxes pursuant to the filing of amended tax returns for the years 1998-2000. In accordance with Accounting Principles Board Opinion No. 28, the Company will recognize the benefit of approximately $0.4 million of such refund relating to WFSG’s post-reorganizational period over the full year ending December 31, 2002 through a reduction in its overall effective tax rate for the year. Approximately $0.2 million of the refund relates to the Company’s pre-reorganizational period and has been reflected as a direct increase to stockholders’ equity. Deferred taxes are discussed below.

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

        The Company established a valuation allowance against the net deferred tax asset at its restructuring date (June 10, 1999) as there was not presumptive evidence at that time that it was more likely than not that the deferred tax asset would be realized. As these pre-reorganization tax benefits are realized from reductions in the valuation allowance, the tax effect is recorded as an increase to stockholders’ equity in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and not as a tax benefit in the statement of operations. The maximum pre-reorganization tax benefit available to the Company at September 30, 2002 was approximately $54.7 million. This amount reflects a reduction for cancellation of indebtedness income that was excluded from taxable income in 1999.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        In June 2002 the Company experienced a change in control as set forth by Section 382 of the Internal Revenue Code. In general, a change in control is defined as a greater than 50% ownership shift as measured over the prior three-year period. The change in control will limit the Company’s ability to utilize certain tax attributes, such as net operating loss and capital loss carryforwards, in future periods. The Company is currently in the process of finalizing calculations relating to the application of the annual limitation and quantifying the annual limitation on its tax attributes.

        At December 31, 2001, WCC had net operating loss carryforwards of approximately $0.9 million that may be available to offset taxable income. Subsequent to WFSG’s acquisition of the minority interest in WCC, any tax attributes of WCC may be subject to limitation as set forth by the Internal Revenue Code and applicable regulations. The Company is in the process of calculating any tax attributes available and will reflect any such limitation in the financial statements as appropriate.

5. SIGNIFICANT TRANSACTIONS

        During the quarter and nine-month periods ended September 30, 2002, the Bank purchased approximately $122 million and $268 million, respectively, of mortgage-backed and other investment securities. The Bank sold $61 million of its securities in the third quarter of 2002 for a net gain of approximately $1.5 million.

        On July 11, 2002, the Company’s wholly-owned subsidiary, Wilshire Acquisitions Corporation (“WAC”), issued $20 million principal amount of thirty-year floating rate junior subordinated debt in connection with its participation in a multi-issuer private placement of trust pass through securities, issued by TPref Funding I, Ltd. The terms of the long-term borrowing provide for the payment of interest quarterly at a rate equal to the then previous three-month LIBOR rate plus 3.65% (approximately 5.5% initially) and for the repayment of principal at maturity. The borrowing may be prepaid after July 11, 2007 (in whole or in part) at par. A total of $5.1 million of the proceeds was used to repurchase Company stock as discussed below. The remaining proceeds of the borrowing were used primarily to fund the cash costs associated with the Company’s purchase of the minority interest in WCC (Note 12 – Subsequent Events) and for general corporate purposes. The purchase of the minority interest in WCC is pursuant to the litigation settlement agreement which WFSG entered into on May 13, 2002, as discussed in Note 2.

        On July 11, 2002, the Company funded its $4.5 million portion of the settlement agreement discussed in Note 2. The amount was paid to a trust established by the plaintiffs in the litigation.

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

6. MARKET VALUATION LOSSES AND IMPAIRMENTS

        In March and August 2002, the Bank purchased a total of $13.1 million in interest-only federal agency-guaranteed mortgage-backed securities (I/Os) to hedge the Bank’s exposure to possible increases in interest rates. The Bank classified the I/Os as available-for-sale in its portfolio of investment securities. As a result of the continuing decline in interest rates, the fair market value of the I/Os declined significantly, and the Bank recorded write-downs on these securities of $2.2 million and $3.6 million, respectively, for the quarter and nine-month periods ended September 30, 2002. Since this impairment was deemed to be other than temporary, the write-downs are reflected as “Market valuation losses and impairments” in the accompanying statements of operations, and not as a direct reduction to stockholders’ equity. In August 2002, the Bank sold two of the I/Os for an additional loss of approximately $0.1 million. This loss on sale is included in the net gain on sales of securities in the accompanying consolidated statements of operations. Subsequent to quarter-end, the remaining I/O substantially recovered in value, and the Bank sold the security for a realized gain of approximately $0.8 million (see Note 12—Subsequent Events).

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

7. RELOCATION OF FACILITIES

        In September 2002 the Company moved its corporate headquarters and loan servicing operations from various locations in Portland, Oregon to a single facility in Beaverton, Oregon. The Company has entered into a 10-year lease for the rental of the Beaverton facility. For the quarter ended September 30, 2002, the Company incurred approximately $0.9 million in relocation-related expenses and charges which are included in “Other general and administrative expenses” in the accompanying statements of operations. In accordance with Emerging Issues Task Force Issue No. 88-10, these expenses include a one-time charge of $0.8 million which represents WFSG’s remaining lease obligation at the abandoned Portland facilities, net of estimated sublease income.

8. PER SHARE DATA

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potentially dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the quarters and nine-month periods ended September 30, 2002 and 2001.

                                                                     Quarter Ended               Nine Months Ended
                                                                     September 30,                 September 30,
                                                              ---------------------------   ---------------------------
                                                                  2002           2001           2002           2001
                                                              ------------   ------------   ------------   ------------
Net income .................................................  $        867   $      2,908   $        420   $      5,911
                                                              ============   ============   ============   ============
Weighted average number of common shares
   outstanding - basic .....................................    18,000,489     20,166,009     16,799,210     20,097,872
                                                              ------------   ------------   ------------   ------------
Net effect of dilutive stock options - based on
   treasury stock method ...................................     2,015,707      1,008,098      1,751,518      1,068,879
                                                              ------------   ------------   ------------   ------------
Weighted average number of common
   shares outstanding - diluted ............................    20,016,196     21,174,107     18,550,728     21,166,751
                                                              ------------   ------------   ------------   ------------
Net income per share - basic............................      $       0.05   $       0.14   $       0.02   $       0.29
                                                              ============   ============   ============   ============
Net income per share - diluted..........................      $       0.04   $       0.14   $       0.02   $       0.28
                                                              ============   ============   ============   ============

9. OPERATING SEGMENTS

        The Company’s reportable operating segments, as defined by the Company’s management, consist of its Banking operations and Specialty Servicing and Finance operations. The operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

o	Banking Operations—Through FBBH, the Company conducts a banking business focused primarily on specialty-niche products, including small-balance commercial and multi-family real estate lending and acquisitions of mortgage-backed securities. The primary sources of liquidity for the Bank’s acquisitions and originations are wholesale certificates of deposit, retail deposits, FHLB advances and repurchase agreements. The Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision (“OTS”). At September 30, 2002, FBBH had total assets of approximately $789.7 million.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

o	Specialty Servicing and Finance Operations—Through its majority-owned subsidiary, Wilshire Credit Corporation (“WCC”), the Company conducts a full-service mortgage and consumer loan servicing business, specializing in the servicing of labor-intensive mortgage pools requiring expertise in loss mitigation and/or investor reporting. (Subsequent to quarter-end, the Company purchased the minority interest in WCC and, as a result, now owns 100% of WCC. See Note 12 – Subsequent Events.) Through its wholly-owned subsidiary, Wilshire Funding Corporation (“WFC”), the Company conducts an investment and co-investment business with institutional investors where such investments (1) align the Company’s interests with those of such institutional investors and (2) provide operating leverage for the servicing operations of WCC. Together, WCC and WFC are referred to as “Specialty Servicing and Finance Operations”. As of September 30, 2002, the Company’s Specialty Servicing and Finance Operations serviced approximately $4.0 billion principal balance of residential and commercial mortgage pools for approximately 600 individual and institutional investors and government agencies. The Company’s Specialty Servicing and Finance Operations’ funding sources consist primarily of internal liquidity, commercial bank financing, institutional lenders and co-investors, under debt service repayment terms which generally parallel the schedule of anticipated cash flows of the underlying collateral.

o	Holding Company and Miscellaneous Operations—The Company’s Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the aforementioned business segments, and includes eliminations of intercompany accounts and transactions. Primary sources of liquidity include funds available from the Company’s wholly-owned non-bank subsidiaries, proceeds from WAC’s issuance of junior subordinated debt (see Note 5), and payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has limited the amount of these payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        Segment data for the quarters ended September 30, 2002 and 2001 are as follows:

                                                                                 Three Months Ended September 30, 2002
                                                                       ---------------------------------------------------------
                                                                                                       Holding
                                                                                       Specialty     Company and
                                                                                     Servicing and   Miscellaneous
                                                                         Banking        Finance       Operations       Total
                                                                       ------------   ------------   ------------   ------------
   Interest income .................................................   $     11,600   $      2,090   $         66   $     13,756
   Interest expense ................................................          6,856            206            271          7,333
                                                                       ------------   ------------   ------------   ------------
   Net interest income (expense) ...................................          4,744          1,884           (205)         6,423
   Provision for loan losses .......................................             --            136             --            136
                                                                       ------------   ------------   ------------   ------------
   Net interest income (expense) after provision for loan losses ...          4,744          1,748           (205)         6,287
   Realized and unrealized (losses) gains ..........................           (748)            25             --           (723)
   Servicing income ................................................            130          7,192           (405)         6,917
   Other (loss) income .............................................            (90)          (129)           341            122
   Compensation and benefits .......................................         (1,035)        (4,896)          (347)        (6,278)
   Other expense ...................................................         (1,304)        (1,566)        (1,868)        (4,738)
                                                                       ------------   ------------   ------------   ------------
   Income (loss) before minority interest and taxes ................          1,697          2,374         (2,484)         1,587
   Minority interest ...............................................             --             --           (561)          (561)
                                                                       ------------   ------------   ------------   ------------
   Income (loss) before taxes ......................................          1,697          2,374         (3,045)         1,026
   Income tax provision (benefit) ..................................            717             --           (558)           159
                                                                       ------------   ------------   ------------   ------------
   Net income (loss) ...............................................   $        980   $      2,374   $     (2,487)  $        867
                                                                       ============   ============   ============   ============
   Total assets ....................................................   $    789,674   $     55,032   $      2,179   $    846,885
                                                                       ============   ============   ============   ============

                                                                                 Three Months Ended September 30, 2001
                                                                       ---------------------------------------------------------
                                                                                                       Holding
                                                                                       Specialty     Company and
                                                                                     Servicing and   Miscellaneous
                                                                         Banking        Finance       Operations       Total
                                                                       ------------   ------------   ------------   ------------
      Interest income ..............................................   $     13,414   $      1,935   $        135   $     15,484
      Interest expense .............................................          8,858            480            (33)         9,305
                                                                       ------------   ------------   ------------   ------------
      Net interest income ..........................................          4,556          1,455            168          6,179
      Recapture of loan losses .....................................         (2,030)           (52)            --         (2,082)
                                                                       ------------   ------------   ------------   ------------
      Net interest income after recapture of loan losses ...........          6,586          1,507            168          8,261
      Realized gains on asset sales ................................             --             14             --             14
      Servicing income .............................................            403          5,308           (700)         5,011
      Other income .................................................            313            105            577            995
      Compensation and benefits ....................................           (998)        (3,802)          (265)        (5,065)
      Other expense ................................................         (1,265)        (2,208)          (786)        (4,259)
                                                                       ------------   ------------   ------------   ------------
      Income (loss) before minority interest and taxes .............          5,039            924         (1,006)         4,957
      Minority interest ............................................             --             --            (94)           (94)
                                                                       ------------   ------------   ------------   ------------
      Income (loss) before taxes ...................................          5,039            924         (1,100)         4,863
      Income tax provision (benefit) ...............................          2,257             --           (302)         1,955
                                                                       ------------   ------------   ------------   ------------
      Net income (loss) ............................................   $      2,782   $        924   $       (798)  $      2,908
                                                                       ============   ============   ============   ============
      Total assets .................................................   $    667,140   $     68,297   $     (3,863)  $    731,574
                                                                       ============   ============   ============   ============

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        Segment data for the nine months ended September 30, 2002 and 2001 are as follows:

                                                                                 Nine Months Ended September 30, 2002
                                                                       ---------------------------------------------------------
                                                                                                       Holding
                                                                                       Specialty     Company and
                                                                                     Servicing and   Miscellaneous
                                                                         Banking        Finance       Operations       Total
                                                                       ------------   ------------   ------------   ------------
   Interest income .................................................   $     34,686   $      5,211   $        387   $     40,284
   Interest expense ................................................         20,852            881            455         22,188
                                                                       ------------   ------------   ------------   ------------
   Net interest income (expense) ...................................         13,834          4,330            (68)        18,096
   Provision for loan losses .......................................             --            372             --            372
                                                                       ------------   ------------   ------------   ------------
   Net interest income (expense) after provision for loan losses ...         13,834          3,958            (68)        17,724
   Realized and unrealized (losses) gains ..........................         (2,183)         2,505             --            322
   Servicing income ................................................            501         19,463         (1,501)        18,463
   Other (loss) income .............................................           (255)        (1,244)         1,242           (257)
   Compensation and benefits .......................................         (2,915)       (14,128)        (1,053)       (18,096)
   Other expense ...................................................         (4,004)        (6,247)        (6,939)       (17,190)
                                                                       ------------   ------------   ------------   ------------
   Income (loss) before minority interest and taxes ................          4,978          4,307         (8,319)           966
   Minority interest ...............................................             --             --           (686)          (686)
                                                                       ------------   ------------   ------------   ------------
   Income (loss) before taxes ......................................          4,978          4,307         (9,005)           280
   Income tax provision (benefit) ..................................          2,066             --         (2,206)          (140)
                                                                       ------------   ------------   ------------   ------------
   Net income (loss) ...............................................   $      2,912   $      4,307   $     (6,799)  $        420
                                                                       ============   ============   ============   ============
   Total assets ....................................................   $    789,674   $     55,032   $      2,179   $    846,885
                                                                       ============   ============   ============   ============

                                                                                 Nine Months Ended September 30, 2001
                                                                       ---------------------------------------------------------
                                                                                                       Holding
                                                                                       Specialty     Company and
                                                                                     Servicing and   Miscellaneous
                                                                         Banking        Finance       Operations       Total
                                                                       ------------   ------------   ------------   ------------

   Interest income .................................................   $     40,621   $      4,080   $        250   $     44,951
   Interest expense ................................................         26,981            916            (76)        27,821
                                                                       ------------   ------------   ------------   ------------
   Net interest income .............................................         13,640          3,164            326         17,130
   Recapture of loan losses ........................................         (1,730)           (67)            --         (1,797)
                                                                       ------------   ------------   ------------   ------------
   Net interest income after recapture of loan losses ..............         15,370          3,231            326         18,927
   Realized gains on asset sales ...................................            712            544             --          1,256
   Servicing income ................................................            606         14,217         (1,761)        13,062
   Other income ....................................................          7,628            418          2,258         10,304
   Compensation and benefits .......................................         (7,179)       (11,225)          (842)       (19,246)
   Other expense ...................................................         (6,199)        (6,330)        (1,732)       (14,261)
                                                                       ------------   ------------   ------------   ------------
   Income (loss) before minority interest and taxes ................         10,938            855         (1,751)        10,042
   Minority interest ...............................................             --             --            (80)           (80)
                                                                       ------------   ------------   ------------   ------------
   Income (loss) before taxes ......................................         10,938            855         (1,831)         9,962
   Income tax provision (benefit) ..................................          4,794             --           (743)         4,051
                                                                       ------------   ------------   ------------   ------------
   Net income (loss) ...............................................   $      6,144   $        855   $     (1,088)  $      5,911
                                                                       ============   ============   ============   ============
   Total assets ....................................................   $    667,140   $     68,297   $     (3,863)  $    731,574
                                                                       ============   ============   ============   ============

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

10. INTANGIBLE ASSETS

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

        Following is a summary of the Company's intangible assets:

                                                            Intangible Assets

                                                         As of September 30, 2002
                                                     --------------------------------
                                                     Gross Carrying     Accumulated
                                                         Amount         Amortization
                                                     --------------    --------------

              Goodwill............................   $        3,393    $         (339)
              Core deposit intangible.............            1,294              (582)
                                                     --------------    --------------
                Total.............................   $        4,687    $         (921)
                                                     ==============    ==============

        For the quarter and nine months ended September 30, 2002 the Company recorded amortization expense of $65 and $194, respectively, related to the core deposit intangible. The estimated amortization of the September 30, 2002 balance for the remainder of 2002 and the five succeeding fiscal years is $64 (2002), $259 (2003), $259 (2004), $130 (2005), and none thereafter.

        There were no changes in the carrying value of goodwill during the quarter or nine months ended September 30, 2002. The Company tested goodwill for impairment in March 2002 and determined that no impairment valuation was required.

        The Company’s purchased mortgage servicing rights (MSRs) totaled approximately $5.0 million at September 30, 2002, $8.5 million at December 31, 2001, and $10.2 million at September 30, 2001. Amortization expense for MSRs was $0.8 million and $2.6 million, respectively, for the quarter and nine months ended September 30, 2002, and $1.9 million and $4.5 million, respectively, for the quarter and nine months ended September 30, 2001. The estimated amortization expense of the September 30, 2002 balance of MSRs for the remainder of 2002 and the five succeeding fiscal years is $0.6 million (2002), $2.0 million (2003), $1.4 million (2004), $1.0 million (2005), $0.7 million (2006) and $0.5 million (2007). The estimated amortization expense is based only on currently held MSRs and on current information regarding loan payments and prepayments. Actual results may vary as a result of changes in the rate of prepayments and other market factors.

        SFAS No. 142 requires disclosure of what reported net income would have been in all periods presented exclusive of amortization expense (including any related tax effects) recognized in those periods related to intangible assets that are no longer being amortized, any deferred credit related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized (including any related tax effects). The Company’s amortization expense and net income for the quarters and nine-month periods ended September 30, 2002 and 2001 were as follows (net of income taxes):

                                                                  Quarter Ended               Nine Months Ended
                                                                       September 30,                 September 30,
                                                                ---------------------------   ---------------------------
                                                                    2002           2001           2002           2001
                                                                ------------   ------------   ------------   ------------
Amortization of goodwill ...................................    $         --   $        (40)  $         --   $       (166)
Amortization of deferred acquisition costs .................              --             (1)            --            (31)
Amortization of core deposit intangible ....................             (43)           (38)          (127)          (114)
Amortization of MSRs .......................................            (508)        (1,146)        (1,733)        (2,673)
Net income .................................................    $        867   $      2,908   $        420   $      5,911

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        Below is a reconciliation of reported net income to adjusted net income (including per-share amounts) showing the pro-forma effect if SFAS No. 142 had been adopted in the prior year:

                                                                       Quarter Ended               Nine Months Ended
                                                                       September 30,                 September 30,
                                                                ---------------------------   ---------------------------
                                                                    2002           2001           2002           2001
                                                                ------------   ------------   ------------   ------------
Reported net income ........................................    $        867   $      2,908   $        420   $      5,911
Add back: Amortization of goodwill .........................              --             40             --            166
Add back: Amortization of deferred acquisition costs .......              --              1             --             31
                                                                ------------   ------------   ------------   ------------
Adjusted net income ........................................    $        867   $      2,949   $        420   $      6,108
                                                                ============   ============   ============   ============

Basic earnings per share:
Reported net income ........................................    $       0.05   $       0.14   $       0.02   $       0.29
Amortization of goodwill ...................................              --             --             --           0.01
Amortization of deferred acquisition costs .................              --             --             --             --
                                                                ------------   ------------   ------------   ------------
Adjusted net income ........................................    $       0.05   $       0.14   $       0.02   $       0.30
                                                                ============   ============   ============   ============

Diluted earnings per share:
Reported net income ........................................    $       0.04   $       0.14   $       0.02   $       0.28
Amortization of goodwill ...................................              --             --             --           0.01
Amortization of deferred acquisition costs .................              --             --             --             --
                                                                ------------   ------------   ------------   ------------
Adjusted net income ........................................    $       0.04   $       0.14   $       0.02   $       0.29
                                                                ============   ============   ============   ============

11. NEW ACCOUNTING PRONOUNCEMENTS

        In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 provides that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” will not apply after September 30, 2002. In addition, SFAS No. 147 amends the scope of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution. The Company does not believe that SFAS No. 147 will have a material effect on its financial condition or results of operations.

12. SUBSEQUENT EVENTS

        On October 10, 2002, the Company purchased the 49.99% minority interest in WCC from the receiver for CCL for a purchase price of $10.5 million. As a result of this purchase, WFSG now owns 100% of WCC. In addition, the liquidation bond associated with this minority interest, which would have entitled the receiver to a $19.3 million preference upon liquidation of WCC and the right to convert such interest into WFSG’s common stock, was cancelled. The purchase of the minority interest and cancellation of the liquidation bond were completed pursuant to a settlement agreement entered into on May 13, 2002 between WFSG and certain other parties to resolve litigation which arose from the financial collapse of CCL (Note 2—Settlement of Litigation). The execution of the settlement agreement does not affect the Company’s denial of all related claims.

        In October 2002, as a result of improving market conditions, the Bank sold its remaining I/O security for a realized gain of approximately $0.8 million. Previously, the Bank had recorded other than temporary impairment charges related to this I/O totaling approximately $1.2 million, which are included in “Market valuation losses and impairments” in the accompanying consolidated statements of operations for the quarter and nine months ended September 30, 2002.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        In November 2002 the Bank entered into a $35 million notional principal amount interest rate swap agreement which is designated as a hedge against fluctuations in interest rates. The agreement will become effective in December 2002 and mature in December 2004. Pursuant to the agreement, the Bank will pay interest each quarter at a fixed rate of 2.2% and receive quarterly interest payments at the three-month LIBOR rate.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with the Interim Condensed Consolidated Financial Statements of Wilshire Financial Services Group Inc. and the notes thereto included elsewhere in this filing. References in this filing to “Wilshire Financial Services Group Inc.,” “WFSG,” the “Company,” “we,” “our,” and “us” refer to Wilshire Financial Services Group Inc., our wholly owned subsidiaries, and Wilshire Credit Corporation (“WCC”), our majority-owned subsidiary (WCC will be wholly owned for periods subsequent to September 30, 2002), unless the context indicates otherwise.

        Wilshire Financial Services Group Inc., a financial services company, conducts (1) community banking operations (referred to herein as our “Banking Operations”) through our wholly-owned subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”); and (2) specialized mortgage loan servicing and investment operations through our subsidiaries, Wilshire Credit Corporation (“WCC”) and Wilshire Funding Corporation (“WFC”). Together, WCC and WFC are referred to as our “Specialty Servicing and Finance Operations.” WFSG’s administrative, investment and loan servicing headquarters are located in Beaverton, Oregon. The Bank is headquartered in Calabasas, California and conducts its branch banking activities in Beverly Hills, California.

RESULTS OF OPERATIONS--QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001

        Our consolidated net income for the quarter ended September 30, 2002 was approximately $0.9 million, or $0.05 per basic share, compared with $2.9 million, or $0.14 per basic share, for the quarter ended September 30, 2001. The decrease in income was primarily attributable to the following factors: (1) the declining interest-rate environment adversely affected the Bank’s investments in certain interest-only securities, resulting in a $2.2 million valuation write-down during the quarter (the Bank has since disposed of all such investments); (2) the Company incurred $0.9 million in expenses and charges related to the relocation of its corporate headquarters and servicing operations from Portland, Oregon to Beaverton, Oregon; and (3) in the third quarter of 2001, the Bank recovered approximately $2.0 million in loan loss reserves due to the settlement and payoff of a troubled loan. These decreases were partially offset by the growth in net servicing income in our Specialty Servicing and Finance Operations, and also by an increase in net interest income.

        For the nine months ended September 30, 2002, our net income was approximately $0.4 million, or $0.02 per basic share, compared with $5.9 million, or $0.29 per basic share, for the nine months ended September 30, 2001. Our results for the first nine months of 2002 reflect the settlement agreement reached on May 13, 2002 to resolve litigation arising from events prior to our June 1999 restructuring: we have recorded $3.6 million in provision for estimated charges and losses, approximately $1.3 million in legal fees which were advanced to some of the Company’s former executives for their defense costs related to such litigation, and $0.55 million in estimated legal fees and expenses associated with finalizing and implementing this settlement, net of reimbursements from insurance. The Company believes that this settlement agreement resolves all of the outstanding issues pertaining to this litigation, and that any ongoing expenses associated with the settlement and its implementation will not have a material impact on WFSG’s financial condition or results of operations. However, the Company does expect to incur additional expenses in connection with legal costs for prior officers arising from the events that gave rise to the litigation. Our results for the current year to date also include $3.6 million in valuation write-downs related to the Bank’s interest-only securities and the $0.9 million in relocation-related expenses discussed above.

        The income for the nine-month period ended September 30, 2001 reflects a net gain of $4.7 million on the Bank’s June 2001 sales of its Bankcard processing and Mortgage Banking divisions. Excluding the effects of the litigation settlement in the current year and the one-time net gain on the sales of the Bankcard processing and Mortgage Banking divisions in the prior year (and the operating results of these divisions prior to their sale), our pre-tax operating income from recurring items was approximately $5.7 million for the nine months ended September 30, 2002, compared with $4.8 million for the corresponding 2001 period. This increase in our core operating results was primarily due to an increase in servicing income, higher gains on loan and securities sales, and an increase in net interest income, partially offset by the impairment write-downs discussed above.

        Subsequent to September 30, 2002, the Company purchased the 49.99% minority interest in WCC, and thus now owns 100% of WCC’s net assets and servicing operations. In addition, in October 2002 the Bank sold its remaining interest-only security for a realized gain of approximately $0.8 million.

        Following is a discussion of the operating results of the Company's two business segments: our Banking Operations and our Specialty Servicing and Finance Operations.

FIRST BANK OF BEVERLY HILLS, F.S.B.

        The following table compares operating income before taxes for FBBH for the quarters and nine-month periods ended September 30, 2002 and 2001 (dollars in thousands):

                                                   Quarter Ended September 30,          Nine Months Ended September 30,
                                               ------------------------------------   ------------------------------------
                                                                          Increase                               Increase
                                                  2002         2001      (Decrease)      2002         2001      (Decrease)
                                               ----------   ----------   ----------   ----------   ----------   ----------
Interest income .............................  $   11,600   $   13,414   $   (1,814)  $   34,686   $   40,621   $   (5,935)
Interest expense ............................       6,856        8,858       (2,002)      20,852       26,981       (6,129)
                                               ----------   ----------   ----------   ----------   ----------   ----------
Net interest income .........................       4,744        4,556          188       13,834       13,640          194
Recapture of loan losses ....................          --       (2,030)       2,030           --       (1,730)      (1,730)
                                               ----------   ----------   ----------   ----------   ----------   ----------
Net interest income after recapture of
   loan losses ..............................       4,744        6,586       (1,842)      13,834       15,370       (1,536)
Realized and unrealized (losses) gains.......        (748)          --         (748)      (2,183)         712       (2,895)
Other income ................................          40          716         (676)         246        8,234       (7,988)
Compensation and benefits ...................       1,035          998           37        2,915        7,179       (4,264)
Other expense ...............................       1,304        1,265           39        4,004        6,199       (2,195)
                                               ----------   ----------   ----------   ----------   ----------   ----------
Income before taxes .........................  $    1,697   $    5,039   $   (3,342)  $    4,978   $   10,938   $   (5,960)
                                               ==========   ==========   ==========   ==========   ==========   ==========

Net Interest Income
        The Bank’s net interest income was approximately $4.7 million for the quarter ended September 30, 2002, compared with approximately $4.6 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, the Bank’s net interest income was approximately $13.8 million, compared with $13.6 million for the nine months ended September 30, 2001. Average interest-earning assets increased by $47 million in the first nine months of 2002 over the first nine months of 2001, and interest-bearing liabilities increased by $37 million over the same periods. Partially offsetting this net increase in interest-earning assets was a 2-basis point drop in interest spread from the first nine months of 2001 to the first nine months of 2002.

        Throughout 2001 and most of 2002, the declining interest rate environment has impacted the Bank’s interest-earning assets to a greater extent than its interest-bearing liabilities, as a result of more rapid repayments and repricings of its assets. However, this trend appears to have slowed in recent months. The Bank’s net interest spread increased from 1.94% for the third quarter of 2001 to 2.09% for the third quarter of 2002, and the interest margin decreased slightly, from 2.56% to 2.52% for the same periods. For the nine-month periods ended September 30, 2001 and 2002, interest spread decreased from 2.09% to 2.07%, respectively, and interest margin decreased from 2.68% to 2.54% for the same periods.

        The Bank’s interest income on loans decreased by $3.9 million from the third quarter of 2001 to the third quarter of 2002 and by $10.6 million from the nine months ended September 30, 2001 to the nine months ended September 30, 2002, as the drop in interest rates has triggered both a repricing of FBBH’s variable-rate loans and an acceleration of prepayments on its fixed-rate loans. These prepayments have exceeded the Bank’s $80 million in loan originations and purchases in the current year. Consequently, the average loan balance declined by $93.9 million from the nine months ended September 30, 2001 to the nine months ended September 30, 2002, and the yield decreased by 128 basis points, from 8.45% to 7.17%, for the same periods.

        Interest income on investment securities increased by $2.7 million and $5.9 million, respectively, from the quarter and nine months ended September 30, 2001 to the corresponding 2002 periods, primarily as a result of purchases of $268 million in AAA-rated mortgage-backed and other investment securities during the first nine months of 2002. However, the Bank’s average yield on these investments decreased by 164 basis points from the first three quarters of 2001 to the first three quarters of 2002, partially offsetting the higher asset volume. The Bank incurred net interest expense of $0.3 million on two interest-only federal agency mortgage-backed securities due to accelerated amortization resulting from prepayments. The Bank also recorded impairment write-downs on these securities of $2.2 million and $3.6 million, respectively, for the quarter and nine months ended September 30, 2002, which are reflected as “Market valuation losses and impairments” in the accompanying consolidated statements of operations. The Bank sold two of these securities in the third quarter for an additional loss of $0.1 million, and sold its remaining interest-only security in October 2002 for a realized gain of $0.8 million.

        FBBH’s interest expense on deposits decreased by $2.8 million and $7.8 million, respectively, from the quarter and nine months ended September 30, 2001 to the quarter and nine months ended September 30, 2002. These decreases were a result of declines in both the average balance and average rates paid. The Bank raised significant amounts of certificates of deposit throughout 2001 to fund certain loan acquisitions in the prior year but has since permitted the run-off of the higher-rate CDs to reduce its overall cost of funds. As a result, the average balance of deposits decreased by $82 million from the third quarter of 2001 to the third quarter of 2002, and by $56 million from the first nine months of 2001 to the corresponding 2002 period. In addition, the average rate paid on deposits declined by 161 basis points (from 5.22% to 3.61%) from the third quarter of 2001 to the third quarter of 2002, and by 172 basis points (from 5.57% to 3.85%) from the first nine months of 2001 to the first nine months of 2002.

        The Bank’s interest expense on borrowings increased by approximately $0.8 million and $1.6 million, respectively, from the quarter and nine months ended September 30, 2001 to the quarter and nine months ended September 30, 2002. This increase was due to a $123 million increase in the total average balance of borrowings for the quarterly periods and a $93 million increase for the nine-month periods. The proceeds from these borrowings were used primarily to fund the purchases of mortgage-backed and other securities described above and, to a lesser extent, to replace matured certificates of deposit. The increase in the volume of borrowings was partially offset by a decrease in the weighted-average rate paid from 6.50% for the third quarter of 2001 to 4.61% for the third quarter of 2002, and from 6.44% for the first nine months of 2001 to 4.84% for the first nine months of 2002. The decrease in market interest rates primarily affected the cost of the Bank’s short-term repurchase agreements only; substantially all of the Bank’s FHLB Advances had fixed rates of interest and thus were unaffected by rate changes.

Provision for Loan Losses
        Based on its quarterly evaluation of the adequacy of its loan loss reserves, the Bank has not recorded a provision for loan losses in the current year. For the quarter and nine months ended September 30, 2001, the Bank recorded net recaptures of provisions of $2.0 million and $1.7 million, respectively, resulting from the settlement and payoff of a troubled loan in September 2001.

Realized and Unrealized (Losses) Gains
        The Bank incurred approximately $0.7 million in net losses on its investment securities for the quarter ended September 30, 2002. These losses were due to write-downs in market value totaling $2.2 million related to three interest-only mortgage-backed securities (I/Os), partially offset by $1.5 million in net realized gains on sales of mortgage-backed and treasury securities. The Bank purchased a total of $13.1 million in I/Os in the current year as a hedge against interest rate fluctuations. However, as rates declined, the value of the I/Os was adversely affected. Since this decline in market value was deemed to be other than temporary, the write-downs have been reflected as “Market valuation losses and impairments” in the accompanying statements of operations, and not as a direct reduction to stockholders’ equity. The Bank sold two of the I/Os in the third quarter for a realized loss of $0.1 million and, subsequent to quarter-end, sold the remaining I/O for a gain of approximately $0.8 million.

        For the nine months ended September 30, 2002, the Bank’s net losses on its investment securities totaled approximately $2.2 million, compared with net gains of $0.7 million for the nine months ended September 30, 2001. The loss in the 2002 period was due to $3.6 million in valuation write-downs of the I/O securities, partially offset by $1.4 million in net gains on sales of other investment securities. The Bank’s gains in the 2001 period reflect a $0.7 million gain on sale of $31.4 million in loans in June 2001.

Other Income
        The Bank’s other income was less than $0.1 million for the quarter ended September 30, 2002, compared with $0.7 million for the quarter ended September 30, 2001. This decrease was largely due to the Bank’s receipt of approximately $0.4 million in fees and other income in the 2001 period, pursuant to the settlement and payoff of a troubled loan.

        For the nine months ended September 30, 2002, the Bank’s other income was approximately $0.2 million, compared with $8.2 million for the nine months ended September 30, 2001. The Bank’s year-to-date other income for the 2001 period reflects a net gain of $4.7 million on the sales of the Bank’s Bankcard processing division and its mortgage loan origination subsidiary, George Elkins Mortgage Banking (GEMB), in addition to the revenues from these divisions prior to their sale.

Compensation and Benefits
        The Bank’s compensation and benefits totaled $1.0 million for the quarter ended September 30, 2002, compared with a similar amount for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, compensation and benefits were $2.9 million, compared with $7.2 million for the corresponding 2001 period. The year-to-date decrease was largely due to the Bank’s sales of its Bankcard processing operations and GEMB in June 2001. Prior to their sale, these two divisions incurred a total of approximately $2.8 million in compensation and related expenses in the prior year. In addition, compensation and employee benefits decreased further by approximately $1.6 million primarily as a result of severance pay and bonuses for some of the Bank’s former executives in early 2001.

Other Expenses
        The Bank’s other expenses were approximately $1.3 million for the quarter ended September 30, 2002, compared with a similar result for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, the Bank’s other expenses totaled approximately $4.0 million, compared with $6.2 million for the nine months ended September 30, 2001. This decrease was again primarily due to the sales of the Bankcard processing division and GEMB, which incurred approximately $0.9 million in general and administrative expenses prior to their sale in June 2001. In addition, the Bank’s professional services decreased further by approximately $0.7 million due to consulting fees associated with conversions of the Bank’s accounting and deposit systems in the 2001 period, and also due to legal fees incurred in 2001 in connection with litigation that has since been resolved in the Bank’s favor. The Bank realized cost savings in several other general and administrative expense categories through its efforts to reduce corporate overhead.

Changes in Financial Condition – First Bank of Beverly Hills

        Following are condensed statements of financial condition for FBBH as of September 30, 2002 and December 31, 2001:

                                                                        September 30,  December 31,
                                                                            2002           2001
                                                                        ------------   ------------
                                                                          (Dollars in thousands)
ASSETS:
Cash and cash equivalents ............................................  $     22,290   $     37,939
Mortgage-backed securities available for sale, at fair value .........       267,166        116,173
Other investment securities available for sale, at fair value ........        11,936          8,000
Loans, net ...........................................................       459,454        526,338
Real estate owned, net ...............................................         1,347            429
Receivables from loan servicers ......................................           213          1,114
Other assets .........................................................        27,268         27,809
                                                                        ------------   ------------
    Total assets .....................................................  $    789,674   $    717,802
                                                                        ============   ============

LIABILITIES:
Deposits .............................................................  $    418,266   $    439,469
Short-term borrowings ................................................        66,539             --
FHLB advances ........................................................       213,500        189,500
Other liabilities ....................................................        16,956         20,239
                                                                        ------------   ------------
    Total liabilities ................................................       715,261        649,208

NET WORTH ............................................................        74,413         68,594
                                                                        ------------   ------------
    Total liabilities and net worth ..................................  $    789,674   $    717,802
                                                                        ============   ============

        Mortgage-Backed and Other Securities Available for Sale. The Bank’s total portfolio of mortgage-backed securities available for sale increased by $151.0 million during the nine months ended September 30, 2002, primarily as a result of purchases of $254 million which were funded with the Bank’s excess liquidity and a one-year repurchase agreement facility. In addition, the Bank recorded unrealized holding gains of approximately $3.9 million on its securities portfolio during the first nine months of 2002. These increases were partially offset by sales during the year of approximately $70.7 million, principal repayments of $30.9 million, and market valuation write-downs of $3.6 million.

        Included in the Bank’s $254 million in purchases were $13.1 million in interest-only federal agency mortgage-backed securities (I/Os) to hedge the Bank’s exposure to rising interest rates. However, as rates continued to decline, the actual and estimated future prepayments on the assets underlying the I/Os accelerated, resulting in a deterioration in their market value. As a result, the Bank recorded write-downs on the I/Os totaling $3.6 in the second and third quarters of 2002. Since the decline in the market value of the I/Os was considered other than temporary, this write-down is reflected as “Market valuation losses and impairments” in the consolidated statements of operations, and not as a direct reduction to the Bank’s net worth. As discussed previously, the Bank sold two of its I/Os in the third quarter and sold its remaining I/O in October 2002.

        The Bank’s portfolio of treasury and other investment securities available for sale increased approximately $3.9 million during the nine-month period ended September 30, 2002 primarily due to an investment in a Community Reinvestment Act (CRA)-qualified mutual fund. In January 2002 the Bank purchased approximately $10.0 million in treasuries and sold this investment in the third quarter for a gain of $0.6 million.

        Loans, net. The Bank’s portfolio of loans, net of discounts and allowances, decreased by approximately $66.9 million during the nine months ended September 30, 2002. This decrease is primarily attributable to principal repayments of $144.2 million resulting from the continuing decline in market rates of interest, partially offset by new loan originations of $67.2 million and a loan portfolio purchase in July 2002 of $12.6 million.

        Real Estate Owned, net. The Bank’s portfolio of real estate owned, net increased by approximately $0.9 million during the nine months ended September 30, 2002, as a result of $1.4 million in new acquisitions of real estate through foreclosure, partially offset by sales of properties for proceeds of approximately $0.5 million.

        Deposits. The Bank’s deposits decreased by approximately $21.2 million during the nine months ended September 30, 2002, primarily due to maturities of higher-rate certificates of deposit, as the Bank permitted the run-off of such deposits in an effort to reduce its overall cost of funds.

        Short-Term Borrowings. The Bank borrowed $89.1 million in the first nine months of 2002 under a repurchase agreement to fund its purchases of mortgage-backed and other investment securities. These borrowings were partially offset by $22.6 million in repayments.

        FHLB Advances. The Bank’s FHLB Advances increased by $24 million during the first three quarters of 2002 as a result of new advances of $94 million, offset by repayments of $70 million. The proceeds from these advances were used to finance the Bank’s purchases of mortgage-backed and other investment securities during the year. In September 2002, to further reduce its cost of funds in the current environment, the Bank prepaid $47 million of short-term FHLB Advances and obtained a new long-term (33-month) advance of $47 million at a fixed rate of 2.75%.

        Net Worth. The Bank’s total net worth increased by approximately $5.8 million during the nine months ended September 30, 2002. In March 2002, WFSG contributed $5.5 million of capital to the Bank through the forgiveness of a portion of the Bank’s income tax liability to WFSG. In addition, the Bank earned net income for the nine months ended September 30, 2002 of $2.9 million and recorded $2.4 million in after-tax unrealized gains on available-for-sale securities. These increases in net worth were partially offset by the Bank’s redemption in June 2002 of $5.0 million of its preferred stock held by WFSG.

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

        The following table sets forth the Bank’s regulatory capital ratios at September 30, 2002.

Regulatory Capital Ratios

                                                                                       Amount Required
                                                                                         For Capital          To be Categorized
                                                                                           Adequacy                   as
                                                                   Actual                  Purposes           "Well Capitalized"
                                                            ---------------------   ---------------------   ----------------------
                                                             Amount       Ratio      Amount       Ratio      Amount       Ratio
                                                            ---------   ---------   ---------   ---------   ---------   ----------
                                                                                   (Dollars in thousands)
Total Capital to Risk-Weighted Assets (Risk-Based
    Capital)..............................................  $  74,659       16.0%   $  37,318      =>8.0%   $  46,648      =>10.0%
Tier 1 Capital to Risk-Weighted Assets....................     68,818       14.8%        Not Applicable        27,989      => 6.0%
Core Capital to Tangible Assets...........................     68,818        8.8%      31,448      =>4.0%      39,178      => 5.0%
Tangible Capital to Tangible Assets.......................     68,818        8.8%      11,753      =>1.5%         Not Applicable

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

        At September 30, 2002, the Bank’s cash balances totaled approximately $22.3 million, compared with $37.9 million at December 31, 2001. The decrease in cash was primarily due to purchases of mortgage-backed and other investment securities, new loan originations, and maturities of certificates of deposit during the first nine months of 2002, partially offset by principal repayments of loans and proceeds from short-term borrowings and FHLB advances.

        At September 30, 2002, the Bank had approximately $370.1 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending September 30, 2003 and thereafter amounted to approximately $255.1 million and approximately $115.0 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Bank management continues its effort to reduce its exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of the Bank’s interest-earning assets.

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

SPECIALTY SERVICING AND FINANCE OPERATIONS

        WFSG conducts its Specialty Servicing and Finance Operations through WFC, our wholly-owned investment subsidiary, and through WCC, our servicing subsidiary which was formed pursuant to our June 10, 1999 reorganization. Through September 30, 2002, WFSG was the majority owner of WCC, and has shared in 50.01% of WCC’s revenues and expenses. The remaining 49.99% interest in WCC’s operations is reflected as “Minority interest” in the Company’s consolidated statements of operations. As part of WFSG’s litigation settlement, the Company in October 2002 purchased the 49.99% minority interest and, as a result, now owns 100% of WCC. Consequently, for periods subsequent to September 30, 2002, WFSG’s financial statements will no longer contain a minority interest adjustment for WCC.

        Certain of WFC’s and WCC’s activities are conducted with a lender which has participation interests in the returns generated by the assets that serve as collateral for the loans. The share of such activities held by this lender is reflected as “Investor participation interest” in the Company’s consolidated statements of operations.

        The following table compares operating income before taxes of our Specialty Servicing and Finance Operations for the quarters and nine-month periods ended September 30, 2002 and 2001 (dollars in thousands).

                                                      WCC and WFC for the Quarter          WCC and WFC for the Nine Months
                                                          Ended September 30,                   Ended September 30,
                                                 ------------------------------------   ------------------------------------
                                                                            Increase                               Increase
                                                    2002         2001      (Decrease)      2002         2001      (Decrease)
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Servicing income ..............................  $    7,192   $    5,308   $    1,884   $   19,463   $   14,217   $    5,246
Interest income ...............................       2,090        1,935          155        5,211        4,080        1,131
Realized gains on sales .......................          25           14           11        2,505          544        1,961
Other (loss) income ...........................        (129)         105         (234)      (1,244)         418       (1,662)
                                                 ----------   ----------   ----------   ----------   ----------   ----------
    Total income ..............................       9,178        7,362        1,816       25,935       19,259        6,676
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Interest expense ..............................         206          480         (274)         881          916          (35)
Provision for (recapture of) loan losses ......         136          (52)         188          372          (67)         439
Compensation and benefits .....................       4,896        3,802        1,094       14,128       11,225        2,903
Other expenses ................................       1,566        2,208         (642)       6,247        6,330          (83)
                                                 ----------   ----------   ----------   ----------   ----------   ----------
    Total expenses ............................       6,804        6,438          366       21,628       18,404        3,224
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Income before taxes ...........................  $    2,374   $      924   $    1,450   $    4,307   $      855   $    3,452
                                                 ==========   ==========   ==========   ==========   ==========   ==========

Servicing Income
        The components of servicing income in our Specialty Servicing and Finance Operations are reflected in the following table:

                                                                  Quarter Ended               Nine Months Ended
                                                                  September 30,                 September 30,
                                                           ---------------------------   ---------------------------
                                                               2002           2001           2002           2001
                                                           ------------   ------------   ------------   ------------
                                                             (Dollars in thousands)        (Dollars in thousands)
Servicing revenue .....................................    $      6,979   $      5,611   $     19,520   $     15,618
Ancillary fees ........................................           1,573          1,278          4,536          3,691
Amortization of mortgage servicing rights .............            (774)        (1,942)        (2,642)        (4,531)
Valuation allowance for mortgage servicing rights .....            (156)            --           (577)          (795)
Custodial float .......................................             472          1,035          1,152          1,975
Prepayment interest shortfall expense .................            (902)          (674)        (2,526)        (1,741)
                                                           ------------   ------------   ------------   ------------
    Total servicing income ............................    $      7,192   $      5,308   $     19,463   $     14,217
                                                           ============   ============   ============   ============

        Total servicing income for the quarter ended September 30, 2002 was approximately $7.2 million, compared with $5.3 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, servicing income was approximately $19.5 million, compared with $14.2 million for the nine months ended September 30, 2001. WCC’s servicing operations have grown significantly over the prior year levels, as shown by the portfolio totals in the table below, due to new contractual flow agreements and, to a lesser extent, servicing portfolio acquisitions. As a result of this continued expansion, our gross servicing revenues and ancillary fees (primarily late charges and prepayment penalties) increased by approximately 24% and 23%, respectively, from the third quarter of 2001 to the third quarter of 2002, and by approximately 25% and 23%, respectively, from the first nine months of 2001 to the first nine months of 2002.

        However, the decline in mortgage interest rates throughout 2001 and 2002 has continued to have an adverse effect on our net servicing income. As interest rates have fallen, the prepayment rates on the underlying loans in our servicing portfolio have reached unusually high levels. As a result, we have recorded significant amortization expense on our mortgage servicing rights (MSRs) during the past two years, though the amortization has slowed somewhat in 2002. Our amortization of MSRs was approximately $0.8 million and $2.6 million, respectively, for the quarter and nine months ended September 30, 2002, compared with $1.9 million and $4.5 million for the corresponding 2001 periods. In addition, we recorded further valuation allowances on our MSRs of $0.2 million and $0.6 million for the third quarter and first nine months of 2002. As a result of underlying loan prepayments, we also have incurred an increase in the interest we are required to pay to securitization trusts (“prepayment interest shortfall expense”) under our servicing agreements. Further, the decline in interest rates has adversely affected our float income earned on deposit balances, which decreased by approximately $0.6 million and $0.8 million, respectively, for the quarter and nine-month periods ended September 30, 2002 as compared with the corresponding 2001 periods.

        In the third quarter of 2002, WCC secured a new contract for the sub-servicing of approximately 45,000 non-performing consumer loans with an aggregate unpaid principal balance of approximately $300 million, with the servicing fee dependent on WCC’s collections. The transfer of this servicing was completed in November 2002.

        The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                                                September 30,  December 31,   September 30,
                                                                    2002           2001           2001
                                                                ------------   ------------   ------------
                                                                          (Dollars in thousands)
Single-family residential ..................................    $  3,585,147   $  3,020,267   $  2,983,655
Multi-family residential ...................................         119,269        141,297        141,144
Commercial real estate .....................................         223,040        192,275        187,208
Consumer and other .........................................          77,264         90,497         93,837
                                                                ------------   ------------   ------------
      Total ................................................    $  4,004,720   $  3,444,336   $  3,405,844
                                                                ============   ============   ============

Interest Income and Interest Expense
        Interest income in our Specialty Servicing and Finance Operations was approximately $2.1 million for the third quarter of 2002, compared with $1.9 million for the third quarter of 2001. For the nine months ended September 30, 2002, interest income was approximately $5.2 million, compared with $4.1 million for the nine months ended September 30, 2001. The increases for the 2002 periods were due to increases of $0.6 million and $1.0 million, respectively, in interest on WFC’s mortgage-backed securities. WFC received significant cash repayments on its portfolio in the third quarter, including $0.8 million beyond carrying value on one security.

        Interest income on loans, while higher for the current year to date, declined by $0.4 million in the third quarter of 2002 compared with the corresponding 2001 period as a result of WCC’s and WFC’s sales of $10.6 million aggregate unpaid principal balance of loans in the second quarter of 2002.

        Interest expense was approximately $0.2 million for the third quarter of 2002, compared with $0.5 million for the third quarter of 2001. For the nine months ended September 30, 2002, interest expense was approximately $0.9 million, compared with a similar amount for the nine months ended September 30, 2001. The decrease for the third quarter resulted from WCC’s and WFC’s repayments of borrowings in June 2002 with the proceeds from their loan sales.

Realized Gains on Sales
        WCC’s and WFC’s gains on sales were less than $0.1 million for the quarters ended September 30, 2002 and 2001. For the nine months ended September 30, 2002, realized gains on sales totaled $2.5 million, compared with $0.5 million for the nine months ended September 30, 2001. In June 2002, WCC and WFC sold approximately $7.3 million and $3.3 million, respectively, in unpaid principal balance of loans for gains of $1.9 million and $0.5 million. Since these loans were acquired with a co-investor, one-half of the total gain was shared with the co-investor and included in “Investor participation interest” (see “Other (Loss) Income” below). The realized gains for the nine months ended September 30, 2001 reflect a gain of $0.8 million on a loan sale, partially offset by a loss of $0.3 million on sales of investment securities.

Other (Loss) Income
        The components of other (loss) income in our Specialty Servicing and Finance Operations are reflected in the following table:

                                                             Quarter Ended               Nine Months Ended
                                                             September 30,                 September 30,
                                                      ---------------------------   ---------------------------
                                                          2002           2001           2002           2001
                                                      ------------   ------------   ------------   ------------
                                                        (Dollars in thousands)        (Dollars in thousands)
Other (loss) income:
Real estate owned, net .............................  $        (33)  $         51   $       (138)  $       (159)
Investor participation interest ....................           (19)          (173)        (1,564)          (882)
Other, net .........................................           (77)           227            458          1,459
                                                      ------------   ------------   ------------   ------------
    Total other (loss) income ......................  $       (129)  $        105   $     (1,244)  $        418
                                                      ============   ============   ============   ============

Other (Loss) Income
        The decrease in other (loss) income for the third quarter of 2002 compared with the third quarter of 2001 was primarily due to a gain on sales of MSRs of $0.4 million in the 2001 period (included in “Other, net”). For the nine months ended September 30, 2002, the total other loss of $1.2 million reflects the co-investor’s share of the gains on WCC’s and WFC’s loan sales, which is included in “Investor participation interest.” Other, net decreased by approximately $1.0 million from the 2001 amount due to a recovery in the 2001 period of approximately $0.8 million beyond our basis in certain assets, and also due to the gain on sale of MSRs.

Compensation and Benefits
        Compensation and employee benefits were approximately $4.9 million for the quarter ended September 30, 2002, compared with approximately $3.8 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, compensation and employee benefits were approximately $14.1 million, compared with $11.2 million for the nine months ended September 30, 2001. These increases in the 2002 periods were primarily due to a significant increase in WCC’s employee head count from 2001 to 2002, reflecting the growth in the volume of its servicing business.

Other Expenses
        Other expenses in our Specialty Servicing and Finance Operations were approximately $1.6 million for the quarter ended September 30, 2002, compared with $2.2 million for the quarter ended September 30, 2001. This decrease was due to a $0.9 million decline in legal expenses for the current quarter. In September 2002, pursuant to an analysis of the legal accrual and our estimated future expenses, we reduced by approximately $0.5 million our reserves for legal fees in connection with the settlement of the litigation that arose from events prior to our 1999 restructuring. In the 2001 period, in contrast, we incurred significant legal expenses as the litigation and settlement negotiations were proceeding.

        Partially offsetting the decrease in legal expenses for the quarter was a $0.2 million increase in occupancy expense. In September 2002, as we were relocating our offices, we incurred rent expense at both our current facility in Beaverton and our former facilities in Portland.

        For the nine months ended September 30, 2002, other expenses totaled $6.2 million, compared with $6.3 million for the nine months ended September 30, 2001. Our legal fees declined in the current year as a result of the reversal of accruals in the third quarter, as discussed above. However, this decrease was partially offset by increases in other expense categories. Our occupancy expense has increased by approximately $0.3 million, largely due to the doubling of rent expense for the month of September and other relocation-related costs, though we expect that our future occupancy costs will approximate those of prior periods. In addition, marketing and advertising expenses increased by approximately $0.2 million due to our increased marketing efforts, and postage expenses also increased by $0.2 million as a result of the continuing growth of our servicing operations.

Changes in Financial Condition – Specialty Servicing and Finance Operations

        Following are condensed statements of financial condition for our Specialty Servicing and Finance Operations as of September 30, 2002 and December 31, 2001:

                                                                          September 30,  December 31,
                                                                              2002           2001
                                                                          ------------   ------------
                                                                            (Dollars in thousands)
ASSETS:
Cash and cash equivalents ..............................................  $      3,590   $        262
Mortgage-backed securities available for sale, at fair value ...........         2,738          3,367
Discounted loans, net ..................................................         7,647         15,309
Real estate owned, net .................................................           241            302
Servicer advance receivables, net ......................................        15,851         18,266
Purchased mortgage servicing rights, net ...............................         4,999          8,473
Intercompany receivables ...............................................        14,970         18,544
Other assets ...........................................................         4,996          5,641
                                                                          ------------   ------------
    Total assets .......................................................  $     55,032   $     70,164
                                                                          ============   ============

LIABILITIES:
Short-term borrowings ..................................................  $         --   $      9,970
Long-term investment financing .........................................         5,679         14,474
Other liabilities ......................................................         7,899          8,643
                                                                          ------------   ------------
     Total liabilities .................................................        13,578         33,087

NET WORTH ..............................................................        41,454         37,077
                                                                          ------------   ------------
    Total liabilities and net worth ....................................  $     55,032   $     70,164
                                                                          ============   ============

        Mortgage-Backed Securities Available for Sale. WFC’s portfolio of mortgage-backed securities available for sale decreased by approximately $0.6 million during the nine months ended September 30, 2002. WFC has received $0.8 million in principal repayments during 2002 on its mortgage-backed securities, one of which has been written down to a book value of zero. Any subsequent payments received related to this security are recorded directly to interest income. These decreases were partially offset by unrealized holding gains of $0.2 million. We currently hold only those securities which are backed by loans in WCC’s servicing portfolio, as such investments provide operating leverage to our core business.

        Discounted Loans, net. Discounted loans, net decreased by approximately $7.7 million from December 31, 2001 to September 30, 2002. WCC and WFC sold approximately $5.1 million in book value of loans in the second quarter of 2002 for an aggregate gain of $2.4 million (though one-half of these gains were shared with a co-investor and reported as “Investor participation interest”). In addition, the discounted loans portfolio balance decreased due to loan principal payments of $2.2 million and loan loss provisions of $0.4 million.

        Servicer Advance Receivables, net. Servicer advance receivables, net decreased by approximately $2.4 million during the nine months ended September 30, 2002. This decrease resulted from recoveries by WCC of scheduled principal and interest advances on loans previously made, partially offset by new advances during the year to date.

        Purchased Mortgage Servicing Rights, net. Purchased mortgage servicing rights, net (MSRs) decreased by approximately $3.5 million for the nine-month period ended September 30, 2002. The steady decline in mortgage interest rates throughout 2001 and continuing into 2002 has caused rapid prepayments of the underlying loans being serviced, which, in turn, resulted in accelerated amortization of our servicing rights. Consequently, we recorded approximately $2.6 million in amortization of MSRs and a valuation write-down of $0.6 million for the nine months ended September 30, 2002.

        Intercompany Receivables. Intercompany receivables decreased by approximately $3.6 million from year-end 2001 to September 30, 2002. In December 2001 WFSG borrowed funds from WCC to finance the majority of the repurchase of approximately 4.2 million shares of the Company’s stock. In January 2002, WCC received settlement on this receivable from WFSG, resulting in a significant decrease in the intercompany receivable balance. This decrease has been partially offset by an ongoing transfer of funds from WFC to WFSG throughout 2002 to meet WFSG’s operating costs.

        Short-Term Borrowings and Long-Term Investment Financing. Short-term borrowings and long-term investment financing in our Specialty Servicing and Finance Operations decreased by a total of approximately $18.8 million during the nine months ended September 30, 2002. In December 2001 WCC borrowed $9.2 million under one of our line of credit facilities to provide financing for WFSG’s repurchase of approximately 4.2 million shares of common stock from a shareholder. This borrowing has been repaid in full by WFSG, primarily with the proceeds from WFSG’s issuance of 8% convertible subordinated debentures. In addition, in June 2002 WCC and WFC repaid approximately $5.3 million in borrowings with proceeds from the loan sales described above.

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

        At September 30, 2002, liquidity in our Specialty Servicing and Finance Operations (including cash and unused borrowings under our credit facilities) totaled $22.2 million, compared with approximately $9.8 million at December 31, 2001. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet our needs. In addition, as part of our business strategy to use bank and institutional co-investment financing, we intend to use our available capital in a manner which will not make us dependent on securitizations as a source of liquidity. As a result, we have no present intent to securitize loans as a source of liquidity.

        We no longer own subordinated mortgage-backed securities backed by loan pools serviced by unaffiliated third parties, and currently hold subordinated mortgage-backed securities only where we act as servicer of the loan pools backing these securities. At September 30, 2002 we held $2.7 million of such mortgage-backed securities.

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

HOLDING COMPANY AND MISCELLANEOUS OPERATIONS

        Our Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to our Banking Operations or Specialty Servicing and Finance Operations, and also includes eliminations of intercompany accounts and transactions. Primary sources of liquidity include funds available from the Company’s wholly-owned non-bank subsidiaries, proceeds from the July 2002 issuance of junior subordinated debt, and payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has limited the amount of these payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company.

        The Company funded the costs of the litigation settlement described above and acquisition of the minority interest in WCC through a combination of proceeds from the subordinated debt and $5 million WFSG received from FBBH’s redemption of preferred stock.

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

        We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements:

• Mortgage-Backed and Other Investment Securities Available for Sale. The Company’s mortgage-backed and other investment securities available for sale are reported at their current fair market value. In determining current fair value, we estimate the present value of the anticipated cash flows on the securities based on certain assumptions, including the amount of future repayments, the discount rate to be used, and default rates on the loans underlying the securities. If the change in market value is considered temporary, the unrealized holding gains and losses are reported net of tax, when applicable, as a separate component of accumulated other comprehensive income in stockholders’ equity. In the event of a decline in market value, management must evaluate whether the decline is temporary in nature or other than temporary. Declines that are considered other than temporary are reflected as “Market valuation losses and impairments” in the consolidated statements of operations and not as a direct reduction to stockholders’ equity. The Company’s portfolio of mortgage-backed and other investment securities available for sale has increased throughout 2002 and currently represents more than 30% of consolidated total assets. Consequently, fluctuations in the securities’ value can have a significant impact on our financial condition and results of operations.

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

• Contingencies. We are party to various legal proceedings, as discussed above and in the notes to the consolidated financial statements.  These matters have a degree of uncertainty associated with them.  We continually assess the likely outcomes of these matters, the amounts of any ongoing costs associated with these matters, and the adequacy of amounts provided for these matters.  There can be no assurance that the ultimate outcome will not differ materially from our assessment of them.  There also can be no assurance that all matters that may be brought against us or that we may bring against other parties are known to us at any point in time.

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

        In March and August 2002, the Bank purchased a total of $13.1 million in interest-only federal agency-guaranteed mortgage-backed securities (I/Os) in an attempt to hedge its exposure to possible interest rate increases. However, as interest rates continued to decline, the fair market value of the I/Os decreased significantly, and the Bank recorded write-downs on these securities totaling $3.6 million for the first nine months of 2002. In August 2002, the Bank sold two of the I/Os for an additional loss of approximately $0.1 million. Subsequent to September 30, 2002, the remaining I/O substantially recovered in value, and the Bank sold the security for a realized gain of approximately $0.8 million (see related discussions in Items 1 and 2 of this report). To replace the I/Os as a hedging technique, the Bank in November 2002 entered into a $35 million notional principal amount interest rate swap agreement. This agreement will become effective in December 2002 and mature in December 2004. Pursuant to the agreement, the Bank will pay interest at a fixed rate of 2.2% and receive quarterly interest payments at the three-month LIBOR rate.

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

        The following table quantifies the potential changes in the Company’s net portfolio value at September 30, 2002, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

                                                                 Net Portfolio Value                NPV as % of Assets
                                                      ----------------------------------------   ------------------------
                                                      $     Amount   $     Change    % Change     NPV Ratio      Change
                                                      ------------   ------------   ----------   -----------   ----------
         Change in Rates                                        (Dollars in thousands)
          +300bp....................................  $     86,441   $    (31,896)       (27)%       10.49%       (296)bp
          +200bp....................................        99,620        (18,717)       (16)        11.79        (166)bp
          +100bp....................................       115,347         (2,990)        (3)        13.28         (17)bp
             0bp....................................       118,337             --         --         13.45          --
          -100bp....................................       111,816         (6,521)        (6)        12.68         (77)bp
          -200bp....................................       106,741        (11,596)       (10)        12.06        (139)bp
          -300bp....................................       104,325        (14,012)       (12)        11.76        (169)bp

        In determining net portfolio value, Management relies upon various assumptions, including, but not limited to, prepayment speeds on the Company's assets and the discount rates to be used. We review our assumptions regularly and adjust them when it is deemed appropriate based on current and future expected market conditions. At September 30, 2002, we utilized a lower discount rate than at the previous quarter-end because we believe the lower rate represents a more typical coupon rate that could be earned on newly originated commercial and multi-family loans. As a result, our consolidated NPV increased substantially over the prior quarter under every rate-change scenario.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures
        We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our CEO and our CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

Changes in internal controls
        There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of that evaluation.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

        Item 1.     Legal Proceedings.

        On May 13, 2002, the Company entered into an agreement to resolve all issues with all of the plaintiffs in litigation arising from the financial collapse of Capital Consultants LLC (“CCL”). The settlement agreement also provided for the Company to enter into a purchase agreement to purchase the 49.99% minority interest in the Company’s subsidiary, Wilshire Credit Corporation (“WCC”). On June 19, 2002, the settlement agreement and agreement to purchase the minority interest in WCC were approved by the Federal District Court for the State of Oregon. The execution of the settlement agreement does not affect WFSG’s complete denial of all such claims. The Company has substantially completed all of its obligations under the settlement, including the purchase of the WCC stock subsequent to quarter-end.

        Under the settlement agreement, the claimants release the Company and all of its subsidiaries, as well as their present and former officers and directors, from all liability. The legal actions are to be dismissed after the plaintiffs complete various requirements which will entitle them to disbursement of the settlement proceeds which are not being held in trust as described below. The settlement agreement also includes provisions to protect the Company in any future legal proceedings which the claimants may pursue against other parties.

        The principal terms of the settlement provide for the Company, certain other parties and their respective insurers to pay to the claimants $29.5 million plus a share of the proceeds from a sale of real property. A portion of these funds are held in trust to protect the Company and other parties against potential residual claims which might arise from claimants’ actions against other non-settling parties. The Company funded its $4.5 million portion of the settlement on July 11, 2002.

        On October 10, 2002, pursuant to the settlement agreement, the Company purchased the 49.99% minority interest in WCC from the receiver for CCL for $10.5 million. As a result of this purchase, WFSG now owns 100% of WCC. In addition, the liquidation bond associated with this minority interest, which would have entitled the receiver to a $19.3 million preference upon liquidation of WCC and the right to convert such interest into WFSG’s common stock, was cancelled.

        The Company’s cash cost of the settlement and stock acquisition totaled approximately $15 million plus a share of the proceeds from the above-mentioned sale of real property. For the nine-month period ended September 30, 2002, the Company recorded charges of $3.6 million in connection with the settlement and minority interest acquisition and approximately $1.9 million in legal fees relating to the settlement and to the defense costs of some of its former executives. In addition, the Company recorded approximately $0.55 million in legal fees and expenses, net of insurance reimbursement, associated with finalizing and implementing this settlement. The settlement is expected to eliminate most of the Company’s future costs arising from the financial collapse of CCL. However, the Company does expect to incur additional expenses in connection with legal costs for prior officers arising from the events that gave rise to the litigation. Such costs were approximately $0.4 million and $1.3 million, respectively, for the quarter and nine months ended September 30, 2002.

        Item 2.        Changes in Securities.

Not applicable.

        Item 3.        Defaults Upon Senior Securities.

Not applicable.

        Item 4.        Submission of Matters to a Vote of Security Holders.

Not applicable.

        Item 5.        Other Information.

Not applicable.

        Item 6.        Exhibits and Reports on Form 8-K.

(a)	Exhibits.

99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

(b)	The following reports on Form 8-K were filed during the quarter covered by this report, and subsequently through the date of issuance:

Current Report on Form 8-K dated July 11, 2002, reporting the Company’s issuance of $20 million in thirty-year floating rate junior subordinated debt in connection with its participation in a multi-issuer private placement of trust pass-through securities.

Current Report on Form 8-K dated July 15, 2002, reporting the Company’s conversion of its $7.69 million in 8% convertible subordinated debentures into 3,396,416 shares of common stock.

Current Report on Form 8-K dated October 10, 2002, reporting the Company’s purchase of the 49.99% minority interest in its subsidiary, Wilshire Credit Corporation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE FINANCIAL SERVICES GROUP INC.

Date: November 14, 2002

By:	/s/ STEPHEN P. GLENNON
Stephen P. Glennon
Chief Executive Officer

By:	/s/ BRUCE A. WEINSTEIN
Bruce A. Weinstein
Executive Vice President and
Chief Financial Officer

CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Stephen P. Glennon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wilshire Financial Services Group Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ STEPHEN P. GLENNON
Stephen P. Glennon
Chief Executive Officer

I, Bruce A. Weinstein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wilshire Financial Services Group Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ BRUCE A. WEINSTEIN
Bruce A. Weinstein
Executive Vice President and
Chief Financial Officer