Form 10-K
period 2002-12-31
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2003-03-19
CIK 1024321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X       No____

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   X       No_____

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes____  No    X

        The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2003 and June 28, 2002, computed by reference to the closing sales prices, was $34,378,673 and $34,925,081, respectively.

        As of February 28, 2003, 18,247,994 shares of Wilshire Financial Services Group Inc.’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WILSHIRE FINANCIAL SERVICES GROUP INC.

FORM 10-K

INDEX

 Item                                                                                             Page
PART I                                                                                               4

PART II                                                                                             13

PART IV                                                                                             45
     14. Controls and Procedures..................................................................  45
     15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................  45

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

PART I.

ITEM 1. Business

General

The Company

        Wilshire Financial Services Group Inc. and subsidiaries (“WFSG” or the “Company”), a diversified financial services company, conducts banking and lending operations in southern California and surrounding states and specialized mortgage loan servicing and investment operations nationwide through its two principal business segments, Banking and Specialty Servicing and Finance.

o	Banking Operations—Through its wholly-owned subsidiary, First Bank of Beverly Hills, F.S.B. (the “Bank” or “FBBH”), the Company conducts a banking business focused primarily on niche products, including the origination and acquisition of small-balance commercial and multi-family real estate loans, investments in residential whole loans and investments in primarily AAA-rated and government agency mortgage-backed securities. Additionally, the Bank funds its interest-earning assets by attracting retail and wholesale deposits and accessing borrowings through the Federal Home Loan Bank and repurchase agreements. At December 31, 2002, FBBH had total assets of approximately $794.1 million and employed 42 people.

o	Specialty Servicing and Finance Operations—Through its wholly-owned subsidiary, Wilshire Credit Corporation (“WCC”), the Company conducts a full-service mortgage and consumer loan servicing business, specializing in the servicing of labor-intensive mortgage pools requiring expertise in loss mitigation and/or investor reporting. Through its wholly-owned subsidiary, Wilshire Funding Corporation (“WFC”), the Company conducts an investment and co-investment business with institutional investors where such investments align the Company’s interests with those of such institutional investors and provide operating leverage for the servicing operations of WCC. Together, WCC and WFC are referred to as “Specialty Servicing and Finance Operations”. At December 31, 2002, the Company’s Specialty Servicing and Finance Operations employed 323 people and serviced approximately $4.4 billion principal balance of residential, commercial mortgage and consumer pools for approximately 600 individual and institutional investors and government agencies.

        The Bank, a federally chartered savings institution regulated by the Office of Thrift Supervision (“OTS”), is headquartered in Calabasas, California and conducts its branch banking activities in Beverly Hills, California. WFSG’s administrative, investment and loan servicing headquarters are located at 14523 SW Millikan Way, Suite 200, Beaverton, Oregon, 97005, and its telephone number is (503) 223-5600. The Company employed 372 people, including executive and administrative personnel at the parent company, as of December 31, 2002.

Business Strategy

        In its Banking Operations, the Bank raises deposits and obtains funding from other cost-effective sources, including short-term repurchase agreements and longer-term borrowings. The Bank deploys these funds to invest in securities and originate or acquire mortgage loans within its tolerance limits for interest-rate and credit risk. The resultant net interest spread and the Bank’s favorable expense ratio enable the Bank to operate profitably and comply with its regulatory requirements. The Bank seeks to grow its deposit franchise in southern California and to leverage its strengths in small-balance commercial and multi-family mortgage lending, residential whole loan and mortgage-backed securities investments to increase its earning-asset base. As discussed more fully below (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations), the Bank’s management has reduced substantially its exposure to credit risk through a reduction in its delinquent loans (as a % of total loans) to 1.5% at December 31, 2002, compared with 1.9% and 3.3% at year-end 2001 and 2000, respectively. In addition, the Bank has reduced its exposure to interest rate risk through its purchases of adjustable-rate mortgages and mortgage-backed securities, the utilization of longer-term Federal Home Loan Bank (“FHLB”) borrowings, repurchase agreements, and hedging techniques such as interest-rate swap agreements. In implementing its strategic focus, the Bank is committed to growing its asset platform with high-quality earning assets while maintaining an effective overhead cost structure.

        In its Specialty Servicing and Finance Operations, the Company seeks to leverage its core competencies in special servicing, loss mitigation and client-customized investor reporting by expanding its contract servicing for institutional investors, and by investing its capital primarily in the purchase of servicing rights and/or servicing platforms. Management believes that market opportunities to grow its serviced mortgage assets and resulting servicing income exist and will continue to exist. The Company maintains an infrastructure which anticipates such growth and which it believes provides a scalable platform for high quality earnings growth in the form of recurring long-term servicing and investment income. Through WFC, the Company deploys its capital where such investments or co-investments with others serve to grow its serviced asset platform and provide anticipated superior risk-adjusted rates of return. The Company employs financial leverage in instances where (1) the expected cash flows from the underlying earning assets generally match the contractual repayment terms of the related debt and (2) the employment of such leverage achieves the Company’s objectives in growing its serviced asset base.

        Management believes that opportunities to grow its Specialty Servicing and Finance Operations exist as a result of its existing and potential relationships with certain institutional investors, and a shortage of capacity among competing specialty servicers in the industry.

        The Company believes that its success in implementing this dual strategy in its Banking Operations and in its Specialty Servicing and Finance Operations depends primarily on its ability to (1) evaluate and manage both credit risk and interest-rate risk, (2) efficiently service mortgage loan pools requiring special competence in loss mitigation and specialized client-driven investor reporting, and (3) employ financial leverage such that cash flows from the underlying investments generally match the debt service requirements.

BANKING OPERATIONS

        The Bank originates and acquires loans secured by properties located primarily in California, purchases government and agency securities and other securities (including mortgage-backed securities), substantially all of which are rated AAA or better, and offers small-balance specialty lending products. Until June 2001, the Bank also conducted a Visa and Mastercard merchant bankcard processing business and operated a commercial mortgage banking subsidiary, George Elkins Mortgage Banking (“GEMB”). Effective June 30, 2001, the Bank disposed of these two divisions, and has subsequently refocused on its core banking and lending activities.

Origination and Acquisition of Mortgage Loans

        The Bank originates and acquires high-quality first-mortgage loans secured by single-family and multi-family residential and commercial properties located primarily in California. The following table sets forth the composition of the Bank’s portfolio of loans by type of loan at the dates indicated.

                                                                       Composition of FBBH Loans

                                                                             December 31,
                                               ------------------------------------------------------------------------
                                                   2002           2001           2000           1999           1998
                                               ------------   ------------   ------------   ------------   ------------
                                                                        (Dollars in thousands)
Single-family residential ...................  $    119,539   $    220,875   $    225,091   $    190,375   $    277,765
Multi-family residential ....................       171,974        151,030        156,647         96,611         65,482
Commercial real estate ......................       194,423        152,059        178,205        163,419        126,735
Consumer and other ..........................         5,896          6,936          9,889         12,575         23,094
                                               ------------   ------------   ------------   ------------   ------------
     Loan portfolio principal balance .......       491,832        530,900        569,832        462,980        493,076
Premium and deferred fees ...................         2,815          3,554          2,658          4,018          5,932
Allowance for loan losses (1) ...............        (7,826)        (8,116)       (10,233)       (18,600)       (23,398)
                                               ------------   ------------   ------------   ------------   ------------
     Total Loan Portfolio, net ..............  $    486,821   $    526,338   $    562,257   $    448,398   $    475,610
                                               ============   ============   ============   ============   ============
(1)	For discussion of the allowance for loan losses allocation for purchase discount, see "Asset Quality--Allowance for Loan Losses"

        The real properties which secure the Bank’s mortgage loans are located throughout the United States. At December 31, 2002, the state with the greatest concentration of properties securing the loans was California, in which the Bank held $329.3 million principal amount of loans, or approximately 67% of the Bank’s total portfolio.

        The following table sets forth certain information at December 31, 2002 regarding the dollar amount of loans based on their contractual terms to maturity and includes scheduled payments but not potential prepayments, as well as the dollar amount of those loans which have fixed or adjustable interest rates. Loan balances have not been adjusted for unamortized discounts or premiums, deferred loan fees and the allowance for loan losses.

                                                 Maturity of FBBH Loans

                                                                               Maturing in
                                                 ------------------------------------------------------------------------
                                                                                After Five
                                                                 After One        Years
                                                   One Year     Year Through   Through Ten     After Ten
                                                   Or Less       Five Years       Years          Years          Total
                                                 ------------   ------------   ------------   ------------   ------------
                                                                          (Dollars in thousands)
Single-family residential .....................  $         --   $        416   $      1,409   $    117,714   $    119,539
Multi-family residential ......................           994          5,322         61,087        104,571        171,974
Commercial and other mortgage loans ...........         2,783         19,699        147,190         24,751        194,423
Consumer and other loans ......................            37            123          2,389          3,347          5,896
Interest rate terms on amounts due:
    Fixed .....................................            14          8,749         78,167         53,549        140,479
    Adjustable ................................         3,800         16,811        133,908        196,834        351,353

        Scheduled contractual principal repayments do not reflect the actual maturities of mortgage loans because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses. The average life of mortgage loans, particularly fixed-rate loans, tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are substantially lower than rates on existing mortgages. Throughout the past two years, the average lives of both fixed- and adjustable-rate loans have shortened significantly, as a result of unprecedented prepayments triggered by the continuing decline in general market interest rates. However, a substantial number of loans in the Bank’s portfolio have prepayment penalties, which tend to slow the prepayment rate and provide additional fee income to the Bank in the event of early repayment.

Acquisition of Securities

        The Bank invests in securities to earn positive net interest spread. The following table sets forth the Bank’s holdings of mortgage-backed and other securities at the dates indicated:

                                          Mortgage-Backed and Other Securities

                                                                                December 31,
                                                                 ------------------------------------------
                                                                     2002           2001           2000
                                                                 ------------   ------------   ------------
                                                                           (Dollars in thousands)
Available for sale:
     AAA mortgage-backed securities..........................    $     48,320   $     51,436   $         --
     Government agency mortgage-backed securities............         211,082         64,377         37,817
     Other mortgage-backed securities........................             305            360            421
     Other asset-backed securities...........................              --             --          9,500
     Other securities........................................          11,962          8,000             --
                                                                 ------------   ------------   ------------
         Total investment securities.........................    $    271,669   $    124,173   $     47,738
                                                                 ============   ============   ============

Merchant Bankcard Processing Operations

        Through June 2001, the Bank conducted a merchant bankcard processing business, which generated revenues through merchant discounts and processing fees for Visa and MasterCard transactions. The Bank sold this division effective June 30, 2001. The Bank’s income from merchant bankcard processing operations for the years ended December 31, 2001 and 2000 was approximately $0.8 million and $0.7 million, respectively. The income for 2001 reflects six months’ activity.

Funding Sources

        The Bank’s principal funding sources consist of (1) checking, savings and certificate of deposit accounts generated through its single retail branch located in Beverly Hills, California (“Retail Deposits”); (2) certificates of deposit generated through the Bank’s money desk (“Wholesale Deposits”); (3) certificates of deposit generated through independent brokers (“Brokered Deposits”); (4) borrowings from the Federal Home Loan Bank of San Francisco (“FHLB Advances”); and (5) repurchase agreements and other short-term borrowings with major investment banks. The Bank’s FHLB advances and repurchase agreements are secured by certain interest-earning assets. The Bank’s deposits generally are not collateralized, with the exception of approximately $30 million of public fund certificates of deposit from the State of California, which are secured by loans and mortgage-backed securities.

        FBBH generally accumulates deposits through its Beverly Hills branch, local media advertising, and by participating in deposit rate surveys. The Bank competes for deposits to a large extent on the basis of rates and, therefore, could experience difficulties in attracting deposits if it could not continue to offer deposit rates at levels competitive with those of other banks and savings institutions.

        The following table sets forth information relating to the Bank’s deposits, borrowings and other interest-bearing obligations at the dates indicated.

                                   Deposits, Borrowings and Interest-Bearing Obligations

                                                                                    December 31,
                                                                     ------------------------------------------
                                                                         2002          2001            2000
                                                                     ------------   ------------   ------------
                                                                               (Dollars in thousands)
      Deposits.....................................................  $    395,781   $    439,469   $    435,073
      Repurchase agreements and other short-term borrowings........        91,870             --          4,272
      FHLB Advances................................................       216,000        189,500        132,000
                                                                     ------------   ------------   ------------
           Total...................................................  $    703,651   $    628,969   $    571,345
                                                                     ============   ============   ============

        Deposits. The following table sets forth information relating to the Bank's deposits at the dates indicated.

                                                                            December 31,
                                                 ------------------------------------------------------------------
                                                         2002                   2001                   2000
                                                 --------------------   --------------------   --------------------
                                                               Avg.                   Avg.                   Avg.
                                                   Amount      Rate       Amount      Rate       Amount      Rate
                                                 ----------   -------   ----------   -------   ----------   -------
                                                                       (Dollars in thousands)
Non-interest bearing checking accounts ........  $    3,659      0.00%  $    2,794      0.00%  $   10,663      0.00%
NOW and money market checking accounts ........      43,044      1.98       28,811      2.12       18,743      5.68
Savings accounts ..............................       1,746      1.98        4,265      1.91          872      2.99
Certificates of deposit .......................     347,332      3.52      403,599      4.42      404,795      6.46
                                                 ----------   -------   ----------   -------   ----------   -------
     Total deposits ...........................  $  395,781      3.32%  $  439,469      4.22%  $  435,073      6.02%
                                                 ==========   =======   ==========   =======   ==========   =======

        As a percentage of the Bank’s total deposits at December 31, 2002, Wholesale Deposits account for 31%, Brokered Deposits account for 35% and Retail Deposits account for 34%. Generally, the Bank obtains Wholesale Deposits on terms more financially attractive to it than those obtainable through Brokered Deposits.

        The following table sets forth, by various interest rate categories, the Bank's certificates of deposit at December 31, 2002.

                                              Interest Rates for Certificates of Deposit

                                                                                           December 31, 2002
                                                                                           -----------------
                                                                                        (Dollars in thousands)
            2.50% or less..............................................................      $     85,436
            2.51-3.50%.................................................................           111,427
            3.51-4.50%.................................................................            45,502
            4.51-5.50%.................................................................            99,631
            5.51-6.50%.................................................................             2,015
            6.51-7.50%.................................................................             3,321
                                                                                             ------------
                 Total.................................................................      $    347,332
                                                                                             ============

        The following table sets forth the amount and maturities of the Bank's certificates of deposit at December 31, 2002.

                                                 Maturities of Certificates of Deposit

                                                                  Original Maturity in Months
                                                            ----------------------------------------
                                                            12 or Less    Over 12 to 36    Over 36
                                                            ----------    -------------   ----------
                                                                    (Dollars in thousands)
            Balances Maturing in 3 Months or Less.......... $   70,786     $    5,058     $      561
                 Weighted Average Rate.....................       2.12%          4.49%          4.79%
            Balances Maturing in over 3 Months to 12
               Months...................................... $   97,324     $   62,103     $    1,063
                 Weighted Average Rate.....................       2.72%          4.83%          4.38%
            Balances Maturing in over 12 Months to 36
               Months......................................         --     $  107,762     $    2,088
                 Weighted Average Rate.....................         --           4.30%          6.15%
            Balances Maturing in over 36 Months............         --             --     $      587
                 Weighted Average Rate.....................         --             --           3.79%

        At December 31, 2002, the Bank had outstanding an aggregate of approximately $231.1 million of certificates of deposit in face amounts equal to or greater than $100,000 maturing as follows: approximately $53.8 million within three months, approximately $64.0 million over three months through six months, approximately $27.6 million over six months through 12 months, and approximately $85.7 million thereafter.

        FHLB Advances. The Bank obtains FHLB advances based on the security of certain of its assets, provided FBBH has met certain standards related to its creditworthiness. FHLB Advances are available to member financial institutions such as FBBH for investment and lending activities and other general business purposes. FHLB Advances are made pursuant to several different credit programs (each of which has its own interest rate, which may be fixed or adjustable). During 2002, the Federal Home Loan Bank of San Francisco agreed to increase the Bank’s credit facility to 30% of total assets (from 25%) measured as of each previous quarter-end and for terms of up to 10 years.

        The following table sets forth the Bank's FHLB advances at and for the years ended December 31, 2002, 2001, and 2000:

                                                                              At or for the Year Ended
                                                                                    December 31,
                                                                       --------------------------------------
                                                                          2002          2001          2000
                                                                       ----------    ----------    ----------
                                                                               (Dollars in thousands)
FHLB Advances:
     Average amount outstanding during the period....................  $  189,923    $  153,269    $  111,615
     Maximum month-end balance outstanding during the period.........     216,000       189,500       132,000
     Weighted average rate:
          During the period..........................................        5.23%         6.25%         6.53%
          At end of period...........................................        4.66%         5.54%         6.58%

        As of December 31, 2002, the Bank had $60.0 million of FHLB advances maturing within one year, $38.5 million maturing within two years, $73.0 million maturing within three years, and $44.5 million maturing within four years. These advances are secured by mortgage-backed securities and loans.

        Repurchase Agreements and Other Short-Term Borrowings. The Bank has outstanding short-term repurchase agreements that provide immediate liquidity and financing for purchases of investment securities and pools of loans. The following table sets forth certain information related to the Bank’s repurchase agreements and other short-term borrowings as of December 31, 2002, 2001 and 2000.

                                                                             At or for the Year Ended
                                                                                   December 31,
                                                                      --------------------------------------
                                                                         2002          2001          2000
                                                                      ----------    ----------    ----------
                                                                             (Dollars in thousands)
Repurchase Agreements and Other Short-Term Borrowings:
     Average amount outstanding during the period...................  $   54,494    $       23    $    8,345
     Maximum month-end balance outstanding during the period........      91,870         4,277        34,502
     Weighted average rate:
          During the period.........................................        2.48%         6.70%         6.67%
          At end of period..........................................        2.16%           --%         6.70%

Asset Quality – Banking Operations

        The Bank is exposed to certain credit risks related to the value of the collateral that secures its loans and the ability and willingness of borrowers to repay their loans. The Bank closely monitors its pools of loans and foreclosed real estate for potential problems on a periodic basis.

        Non-Performing Loans. It is the Bank’s policy to establish an allowance for uncollectible interest previously accrued on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

        Foreclosed Real Estate. The Bank carries its holdings of foreclosed real estate at the lower of the net carrying value of the underlying loan or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Declines in values of foreclosed real estate subsequent to acquisition are charged to income and recognized as a valuation allowance. The following table sets forth the aggregate carrying value of the Bank’s holdings of foreclosed real estate (by source of acquisition) at the dates indicated.

                                               Bank Foreclosed Real Estate by Loan Type

                                                                                       December 31,
                                                              --------------------------------------------------------------
                                                                 2002         2001         2000         1999         1998
                                                              ----------   ----------   ----------   ----------   ----------
                                                                                 (Dollars in thousands)
    Loans:
         Single-family residential ........................   $    1,002   $      253   $      648   $    1,073   $    9,997
         Multi-family residential .........................           --           --           32          462          271
         Commercial and other mortgage loans ..............           38          327          110          929          917
                                                              ----------   ----------   ----------   ----------   ----------
              Total .......................................        1,040          580          790        2,464       11,185
         Valuation allowance for losses ...................           --         (151)         (11)        (198)      (1,715)
                                                              ----------   ----------   ----------   ----------   ----------
              Foreclosed real estate owned, net ...........   $    1,040   $      429   $      779   $    2,266   $    9,470
                                                              ==========   ==========   ==========   ==========   ==========

        Allowance for Loan Losses. The Bank maintains an allowance for loan losses at a level believed adequate by management to absorb estimated losses inherent in the loan portfolios. The allowance is increased by provisions for loan losses charged against operations, recoveries of previously charged off loans, and allocations of discounts on purchased loans, and is decreased by loan charge-offs. Loans are charged off when they are deemed to be uncollectible.

        The Bank uses its internal asset review system to evaluate its loan portfolio and to classify loans as pass, special mention, substandard, doubtful or loss. These terms correspond to varying degrees of risk that the loans will not be collected in part or in full. The frequency at which a specific loan is subjected to internal asset review depends on the type and size of the loan and the presence or absence of other risk factors, such as delinquency and changes in collateral values. The allowance for loan losses includes specific valuation allowances (“SVAs”) established for impaired loans and for certain other classified loans, and general valuation allowances (“GVAs”).

        SVAs are in most cases equal to the excess of the unpaid principal balance over the fair value of the collateral for all impaired loans. GVAs are based on qualitative and quantitative factors that are updated each quarter. The qualitative factors are subject to management’s evaluation after consideration of certain credit risk characteristics. These factors include, but are not limited to, the following: the institution’s historical and recent loss experience in its portfolios; the volume, severity and trend of non-performing assets; the extent to which refinances or loan modifications are made to maintain loans in a current status; known deterioration in credit concentrations or certain classes of loans; loan to value ratios of real estate secured loans; risks associated with specific types of collateral; the quality and effectiveness of the lending policy, loan purchase policy, internal asset review policy, charge-off, collection and recovery policies; current and anticipated conditions in the general and local economies which might affect the collectability of the institution’s asset; anticipated changes in the composition or volume of the loan portfolio; reasonableness standards in accordance with regulatory agency policies; and the comparison of the Bank’s allowance with that of industry peers.

        To assess the adequacy of the Bank’s allowance for loan losses, the portfolio is segmented into three components: impaired loans, homogeneous loans, and non-homogeneous loans.

° Impaired loans have been defined as all loan types classified either substandard, doubtful, or loss (including loans which may have been upgraded but which are troubled debt restructurings). SVAs are measured on a loan-by-loan basis utilizing either the discounted cash flow or fair market value approaches, as defined under the accounting standards for impaired loans.

° Homogeneous loans have been defined as loans secured by one to four single-family residences, mobile home loans, and consumer loans, and are analyzed by their respective loan group. GVA loss estimates are measured utilizing peer benchmark factors for homogeneous pools.

° Non-homogeneous loans include the following loan types: multifamily, commercial real estate, “bridge” loans, construction loans, and commercial unsecured. The non-homogeneous loans are analyzed individually. GVA loss estimates are developed based upon risk rating utilizing migration analysis, which considers the impact of losses on a loan-by-loan basis. A loss horizon of four years has been developed with the objective of achieving loss data to capture a full business cycle.

        When FBBH increases the allowance for loan losses related to loans, it records a corresponding increase to the provision for loan losses in the statement of operations. The OTS, as part of its examination process, periodically reviews the Bank’s allowances for losses and the carrying values of its assets. There can be no assurance that the OTS will not require additional reserves following future examinations.

        The following table sets forth information with respect to the Bank's allowance for loan losses by category of loan.

                                              Allowance for Loan Losses by Loan Category

                                                                             December 31,
                                                    --------------------------------------------------------------
                                                       2002         2001         2000         1999         1998
                                                    ----------   ----------   ----------   ----------   ----------
                                                                  (Dollars in thousands)
Allowance for loan losses:
     Real estate .................................  $    6,861   $    6,912   $    8,845   $   11,363   $   13,182
     Non-real estate .............................         825        1,060          961        2,601        4,981
     Discounted loans ............................         140          144          427        4,636        5,235
                                                    ----------   ----------   ----------   ----------   ----------
     Total allowance for loan losses .............  $    7,826   $    8,116   $   10,233   $   18,600   $   23,398
                                                    ==========   ==========   ==========   ==========   ==========

Percentage  of  loans  in each  category  to
    total loans:
     Real estate..................................        98.7%        98.6%        98.1%        94.1%        91.5%
     Non-real estate..............................         1.2          1.3          1.7          2.6          4.6
     Discounted loans.............................         0.1          0.1          0.2          3.3          3.9
                                                    ----------   ----------   ----------   ----------   ----------
     Total........................................       100.0%       100.0%       100.0%       100.0%       100.0%
                                                    ==========   ==========   ==========   ==========   ==========

        The following table sets forth the activity in the allowance for loan losses during the periods indicated.

                                               Activity in the Allowance for Loan Losses

                                                                            Year Ended December 31,
                                                         --------------------------------------------------------------
                                                            2002         2001         2000         1999         1998
                                                         ----------   ----------   ----------   ----------   ----------
                                                                             (Dollars in thousands
    Balance, beginning of period .....................   $    8,116   $   10,233   $   18,600   $   23,398   $   54,971
    Allocation of purchased loan discount:
         at acquisition ..............................           --           --           --           --           --
         at disposition ..............................           --           --       (1,150)      (1,538)     (18,259)
    Charge-offs ......................................         (474)        (894)      (1,794)      (2,468)      (8,927)
    Recoveries .......................................          184          507          377          458          713
    Recapture of loan losses .........................           --       (1,730)      (5,800)      (1,250)      (5,100)
                                                         ----------   ----------   ----------   ----------   ----------
    Balance, end of period ...........................   $    7,826   $    8,116   $   10,233   $   18,600   $   23,398
                                                         ==========   ==========   ==========   ==========   ==========

        The table below sets forth the delinquency status of the Bank's loans at the dates indicated.

                                            Delinquency Experience for Non-Discounted Loans

                                                                   December 31,
                                          --------------------------------------------------------------
                                             2002         2001         2000         1999         1998
                                          ----------   ----------   ----------   ----------   ----------
                                                             (Dollars in thousands)
Balance of delinquent loans:
     31-60 days ........................  $    2,269   $    1,788   $   13,487   $    2,845   $    2,148
     61-90 days ........................       1,052          836          920        1,162          931
     91 days or more (1) (2) ...........       4,043        7,570        4,452        3,816        6,940
                                          ----------   ----------   ----------   ----------   ----------
          Total loans delinquent .......  $    7,364   $   10,194   $   18,859   $    7,823   $   10,019
                                          ==========   ==========   ==========   ==========   ==========

Delinquent  loans as a percentage of
    total loan portfolio:
     31-60 days.........................         0.5%         0.3%         2.4%         0.6%         0.4%
     61-90 days.........................         0.2          0.2          0.1          0.3          0.2
     91 days or more (1) (2)............         0.8          1.4          0.8          0.8          1.5
                                          ----------   ----------   ----------   ----------   ----------
          Total.........................         1.5%         1.9%         3.3%         1.7%         2.1%
                                          ==========   ==========   ==========   ==========   ==========

(1)	All loans delinquent over 90 days were on nonaccrual status.

(2)	The Bank classifies loans as discounted or non-discounted on a pool basis. Each pool is designated as discounted or non-discounted based on whether the pool consists primarily of discounted or non-discounted loans at the time of acquisition. For example, a pool of non-discounted loans may contain non-performing loans at the time of acquisition as long as the non-performing loans were not the primary component of the pool at the time.

SPECIALTY SERVICING AND FINANCE OPERATIONS

        The Company’s Specialty Servicing and Finance Operations are conducted by WCC, a wholly-owned loan servicing subsidiary of the Company formed in 1999, and by WFC, a wholly-owned investment subsidiary. WCC provides loan portfolio management services, including billing, portfolio administration and collection services for pools of loans. WCC has developed specialized procedures and proprietary software designed to service performing, non-performing and sub-performing loans and foreclosed real estate. As part of its loan pool acquisition or servicing analysis, WCC develops a strategy for each pool of loans that is intended to maximize cash flow from that pool of loans. From May 31, 1999, the effective date of WFSG’s reorganization, through September 30, 2002, WCC was a majority-owned (50.01%) subsidiary of WFSG. In October 2002, WFSG purchased the 49.99% minority interest in WCC and now owns 100% of the subsidiary. The 49.99% interest not held by the Company is reflected as “minority interest” in the Company’s consolidated financial statements for the periods prior to the purchase.

        The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                                                       December 31,
                                                        ------------------------------------------
                                                            2002           2001           2000
                                                        ------------   ------------   ------------
                                                                  (Dollars in thousands)
Single-family residential..........................     $  3,668,401   $  3,020,267   $  1,909,761
Multi-family residential ..........................          121,908        141,297        163,511
Commercial real estate.............................          218,976        192,275        223,539
Consumer and other (1).............................           78,880         90,497        265,598
                                                        ------------   ------------   ------------
     Total (2).....................................     $  4,088,165   $  3,444,336   $  2,562,409
                                                        ============   ============   ============
(1)	Approximately $166 million in unpaid principal balance of fully-reserved consumer loans previously acquired by the Company were charged off in 2001.

(2)	WCC's servicing portfolio at December 31, 2002 also included approximately $0.3 million unpaid principal balance of non-performing consumer loans in addition to those presented in the above table.

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

        Loan pools acquired by the Company’s Specialty Servicing and Finance Operations consist primarily of discounted loans. At December 31, 2002, WCC and WFC held approximately $6.6 million of discounted loans.

        The following table sets forth the composition of such discounted loans held by WCC and WFC by type of loan at the dates indicated.

                                               Composition of Discounted Loans (1)

                                                                                  December 31,
                                                    ------------------------------------------------------------------------
                                                        2002           2001           2000           1999           1998
                                                    ------------   ------------   ------------   ------------   ------------
                                                                             (Dollars in thousands)
Single-family residential ........................  $      3,530   $      6,643   $      8,684   $     17,879   $    258,121
Multi-family residential .........................           238          1,142            634          1,477          3,015
Commercial real estate ...........................           980          1,582          3,464         14,990         31,768
Consumer and other (2) ...........................        43,242         54,852        211,836        220,439        287,967
                                                    ------------   ------------   ------------   ------------   ------------
      Discounted loans principal balance .........        47,990         64,219        224,618        254,785        580,871
Unaccreted discount and deferred fees ............          (440)        (3,497)        (1,385)        (4,624)        (6,569)
Allowance for loan losses (2) (3) ................       (40,920)       (45,413)      (213,019)      (223,675)      (270,588)
                                                    ------------   ------------   ------------   ------------   ------------
    Total Discounted Loans, net (4) ..............  $      6,630   $     15,309   $     10,214   $     26,486   $    303,714
                                                    ============   ============   ============   ============   ============
(1)	Prior to 1999, the predecessor company to the Company purchased pools of non-performing loans at prices representing a significant discount from the loans' unpaid balances. The Company fully reserved for estimated losses on these discounted loans at the time of their acquisition. Currently, the Company is seeking to sell these loans, and continues to pursue collection on such loans when permitted by applicable collection statutes and where it is deemed cost-effective.

(2)	Approximately $166 million in unpaid principal balance of fully-reserved discounted loans were charged off in 2001.

(3)	For discussion of the allowance for loan losses allocation for purchase discount, see "Asset Quality--Allowance for Loan Losses."

(4)	The real properties that secure the Company's discounted loans are located throughout the United States. At December 31, 2002, the five states with the greatest concentration of properties securing our discounted loans were Florida, California, Texas, Oregon and Massachusetts, in which the Company held $8.2 million, $8.0 million, $4.6 million, $2.8 million and $2.5 million principal amount of loans, respectively.

        Funding sources for the Company’s servicing rights and, to a lesser extent, loan pool acquisitions consist largely of recourse and non-recourse debt secured by the underlying earning assets. The anticipated cash flows from these assets generally match the contractual repayment terms of such debt.

        The carrying value of our subordinated mortgage-backed securities at December 31, 2002, 2001, and 2000 totaled $1.8 million, $3.4 million, and $6.4 million, respectively. The related short-term repurchase agreement which financed these securities was repaid in full in 2001. We intend to purchase such securities in the future only in instances where such purchases carry the rights to service the underlying loan pools backing such securities.

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

                                            WCC and WFC Foreclosed Real Estate by Loan Type

                                                                                       December 31,
                                                         ------------------------------------------------------------------------
                                                             2002           2001           2000           1999           1998
                                                         ------------   ------------   ------------   ------------   ------------
                                                                                  (Dollars in thousands)
    Loans (1):
         Single-family residential ...................   $         28   $        358   $        449   $      1,872   $     18,827
         Multi-family residential ....................             --            118             53            199          2,610
         Commercial and other mortgage loans .........            116            380            834          2,916          5,831
                                                         ------------   ------------   ------------   ------------   ------------
              Total ..................................            144            856          1,336          4,987         27,268
    Foreclosed real estate purchased directly:
         Single-family residential ...................             --             --             --             --          4,173
         Commercial and other mortgage loans .........             --             --             --            273          2,011
    Valuation allowance for losses ...................            (83)          (554)          (345)        (1,567)            --
                                                         ------------   ------------   ------------   ------------   ------------
         Foreclosed real estate owned, net ...........   $         61   $        302   $        991   $      3,693   $     33,452
                                                         ============   ============   ============   ============   ============
(1)	The decreases in foreclosed real estate are due to sale of the properties to third parties.

        Allowance for Loan Losses. We maintain an allowance for loan losses at a level believed adequate by management to absorb estimated incurred losses in the loan portfolios. The allowance is increased by provisions for loan losses charged against operations, recoveries of previously charged-off loans, and allocations of discounts on purchased loans, and is decreased by loan charge-offs. Loans are charged off when they are deemed to be uncollectible.

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

Restructuring of WFSG

        On June 10, 1999, the Company completed its plan of reorganization under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. The restructuring was the Company’s necessary response to significant adverse market factors arising in late 1998 and continuing into early 1999. For financial reporting purposes, the Company accounted for the restructuring effective May 31, 1999. The periods prior to this date have been designated “Predecessor Company” and the periods subsequent to this date have been designated “Reorganized Company.” As a result of the restructuring, the Company believes that the results of operations of the Reorganized Company are not comparable to those of the Predecessor Company.

ITEM 2. Properties

        In September 2002 the Company relocated its corporate headquarters and loan servicing operations from various properties in Portland, Oregon to a single facility in Beaverton, Oregon. The Company leases approximately 123,000 square feet of office space at the Beaverton location from Millikan 78 Equities LLC, pursuant to a lease agreement expiring in December 2012. The Bank leases its branch office in Beverly Hills, California, and office space for its administrative offices in Calabasas, California pursuant to leases expiring September 30, 2003 and August 31, 2004, respectively.

        The Company believes that its facilities are suitable and adequate for its present business purposes and for the foreseeable future.

ITEM 3. Legal Proceedings

        In June 2001, the Bank sold its Bankcard Division to iPayment Holdings, Inc. for a purchase price of approximately $6.2 million. In a lawsuit commenced by the Bank for payment of part of the purchase price, iPayment, in September 2002, filed a cross-complaint against the Bank for fraud, breach of contract and negligent misrepresentation. iPayment contends that the Bank knew, or should have known, that a merchant was concealing significant product returns by issuing checks as refunds, rather than issuing credit card refunds as required by MasterCard operating rules. iPayment claims damages for the difference in the purchase price due to the decreased value to iPayment of the merchant’s account; chargebacks that iPayment may have to pay and will not be able to recover from the merchant which may total $5-6 million; and punitive damages. The Bank denies the claims, and maintains that iPayment failed to mitigate any claimed damages. The Bank intends to defend the cross-complaint vigorously. The factual discovery process has not been completed. Although the Company expects to incur costs in defending these claims, based on the results of the discovery proceedings thus far and preliminary discussions with its lawyers, the Company currently does not believe the ultimate resolution of the claims will have a material impact on its financial condition or results of operations. The Company has not recognized, for accounting purposes, the contingency payment from iPayment which is the subject of this litigation.

        In October 2002 the Company purchased the 49.99% minority interest in its loan servicing subsidiary, WCC, from the receiver for Capital Consultants LLC (“CCL”) for $10.5 million. In addition, the liquidation bond associated with this minority interest, which would have entitled the receiver to a $19.3 million preference upon liquidation of WCC and the right to convert such interest into WFSG’s common stock, was cancelled. The purchase of WCC’s minority interest substantially completes all of WFSG’s obligations under the May 13, 2002 settlement agreement to resolve the litigation arising from the financial collapse of CCL. However, the Company does expect to incur additional expenses in connection with legal costs for prior officers arising from the events that gave rise to the litigation. Such costs were approximately $1.7 million for the year ended December 31, 2002.

        The Company is a defendant in other legal actions arising from transactions conducted in the ordinary course of business. Some of these claims involve individual borrowers, for themselves and in one instance for a class of borrowers, demanding material amounts for alleged damages. Management, after consultation with legal counsel, and based on prior experience with consumer claims, believes the ultimate liability, if any, arising from such actions will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II.

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

        The Company’s common stock, par value $0.01 per share (the “Common Stock”) is traded over-the-counter under the symbol “WFSG.OB.” The approximate number of record holders of the Company’s Common Stock at February 28, 2003 was 47.

        The following table sets forth the range of high and low sales prices for Common Stock for the periods indicated:

                                        Period                        High          Low
                                        ------                        ----          ---
                      Year ended December 31, 2002:
                           First Quarter.....................         $2.99        $2.03
                           Second Quarter....................         $3.51        $2.30
                           Third Quarter.....................         $3.50        $3.22
                           Fourth Quarter....................         $3.50        $3.15

                      Year ended December 31, 2001:
                           First Quarter.....................         $1.78        $1.13
                           Second Quarter....................         $2.42        $1.69
                           Third Quarter.....................         $1.95        $1.60
                           Fourth Quarter....................         $2.05        $1.75

        The Company has not paid any cash dividends on its Common Stock. It is the current intention of the Company’s Board of Directors to retain earnings to finance the growth of the Company’s business rather than to pay dividends.

ITEM 6. Selected Financial Data and Operating Statistics

        The following tables present selected financial information for the Company at the dates and for the periods indicated. The historical income statement and balance sheet data for the five years presented have been derived from the audited consolidated financial statements of the Company. The 1999 income statement and operating data includes the five-month period ended May 31, 1999 prior to reorganization (“Predecessor Company”) and the seven-month period ended December 31, 1999 following reorganization (“Reorganized Company”). Management does not believe that the results of the Predecessor Company are comparable to those of the Reorganized Company.

                                                                                       Year Ended December 31,
                                                                   ---------------------------------------------------------------
                                                                      2002         2001         2000         1999         1998
                                                                   -----------  -----------  -----------  -----------  -----------
                                                                     (Dollars in thousands, except per-share amounts)
Income Statement Data:
Total interest income ...........................................  $    53,017  $    57,623  $    54,520  $    64,623  $   140,516
Total interest expense ..........................................       29,261       35,695       35,655       43,992      125,458
                                                                   -----------  -----------  -----------  -----------  -----------
     Net interest income ........................................       23,756       21,928       18,865       20,631       15,058
Provision for (recapture of) loan losses(1) .....................          421       (1,784)      (4,027)       3,722       13,338
                                                                   -----------  -----------  -----------  -----------  -----------
     Net interest  income after  provision for  (recapture of)
       loan losses ..............................................       23,335       23,712       22,892       16,909        1,720
Other income (loss) .............................................       26,922       28,583       25,944       15,660      (94,153)
Other expenses ..................................................       46,877       44,330       42,862       62,124      113,282
                                                                   -----------  -----------  -----------  -----------  -----------
Income (loss) before reorganization items, minority interest,
   income tax provision (benefit) and extraordinary item ........        3,380        7,965        5,974      (29,555)    (205,715)
Reorganization items ............................................           --           --           --      (52,034)          --
                                                                   -----------  -----------  -----------  -----------  -----------
Income (loss) before minority interest, income tax provision
   (benefit) and extraordinary item .............................        3,380        7,965        5,974      (81,589)    (205,715)
Minority interest(2) ............................................         (686)         647        1,203          542           --
                                                                   -----------  -----------  -----------  -----------  -----------
Income (loss) before income tax provision (benefit) and
   extraordinary item ...........................................        2,694        8,612        7,177      (81,047)    (205,715)
Income tax provision (benefit) ..................................          732        3,000        3,756        1,312       (4,056)
                                                                   -----------  -----------  -----------  -----------  -----------
Income (loss) before extraordinary item .........................        1,962        5,612        3,421      (82,359)    (201,659)
Extraordinary item, net of tax ..................................           --           --           --      225,606           --
                                                                   -----------  -----------  -----------  -----------  -----------
Net income (loss) ...............................................  $     1,962  $     5,612  $     3,421  $   143,247  $  (201,659)
                                                                   ===========  ===========  ===========  ===========  ===========
Basic income (loss) per share(3) ................................  $      0.11  $      0.28  $      0.17          N/A  $    (18.93)

                                                                                            December 31,
                                                                   ---------------------------------------------------------------
                                                                      2002         2001         2000         1999         1998
                                                                   -----------  -----------  -----------  -----------  -----------
                                                                                        (Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents .......................................  $    17,579  $    39,974  $     9,516  $    54,168  $    23,468
Portfolio Assets:
     Discounted Loans, net ......................................        6,630       15,309       10,214       22,518       51,989
     Non-Discounted Loans, net ..................................      486,667      526,070      561,876      460,656      740,233
     Mortgage-backed and other securities .......................      273,497      127,540       54,138       59,728      134,005
     Real estate owned, net .....................................        1,101          731        1,770       11,571       62,168
                                                                   -----------  -----------  -----------  -----------  -----------
          Total portfolio assets ................................      767,895      669,650      627,998      554,473      988,395
Total assets ....................................................      843,021      770,040      696,050      654,518    1,084,253
Deposits ........................................................      395,781      439,469      435,073      419,285      510,430
Short-term debt .................................................       91,870        9,970        9,123       31,927      420,816
FHLB advances ...................................................      216,000      189,500      132,000       80,000           --
Long-term investment financing ..................................        4,284       14,474        1,634           --           --
Subordinated debt ...............................................       20,000           --           --           --           --
Notes payable ...................................................           --           --           --           --      184,245
Stockholders' equity (deficit) ..................................       99,456       91,420       86,595       78,333      (92,795)

                                                                                       Year Ended December 31,
                                                                   ---------------------------------------------------------------
                                                                      2002         2001         2000         1999         1998
                                                                   -----------  -----------  -----------  -----------  -----------

Financial Ratios and Other Data:
Return on average assets(4)......................................         0.24%        0.75%        0.50%       17.86%      (11.85)%
Return on average equity(5)......................................         2.08%        6.18%        4.16%    1,172.46%     (273.93)%
Average interest yield on total loans(6).........................         7.07%        7.89%        6.17%        5.97%        7.91%
Net interest spread(7)...........................................         2.28%        1.63%       (0.07)%       0.42%        0.17%
Net interest margin(8)...........................................         2.92%        2.81%        2.18%        2.04%        0.86%
Ratio of earnings to fixed charges(9):
     Including interest on deposits..............................         1.09         1.24         1.19         0.34           --
     Excluding interest on deposits..............................         1.20         1.80         1.70           --           --
Long-term debt to total capitalization(10).......................         0.71         0.69         0.60         0.52         2.01
Total financial liabilities to equity............................         7.48         7.41         7.03         7.36          N/A
Average equity to average assets(11).............................        11.62%       12.08%       11.96%        1.52%        4.33%
Non-performing loans to loans at end of period(12)...............         0.82%        1.43%        0.78%        2.95%        3.27%
Allowance for loan losses to total loans at end of period........         1.62%        1.58%        1.86%        5.74%        4.53%

                                                                                       Year Ended December 31,
                                                                   ---------------------------------------------------------------
                                                                      2002         2001         2000         1999         1998
                                                                   -----------  -----------  -----------  -----------  -----------
Operating Data:                                                                        (Dollars in thousands)
Investments and originations:
     Discounted Loans and foreclosed real estate ................  $        77  $    15,515  $     5,403  $     3,830  $   179,105
     Non-Discounted Loans .......................................       74,689      150,137      155,385      164,023      907,328
     Mortgage originations ......................................       70,754       74,026       56,177       32,317      811,769
     Mortgage-backed and other securities .......................      294,917      102,535       15,048          792      133,092
                                                                   -----------  -----------  -----------  -----------  -----------
          Total .................................................      440,437      342,213      232,013      200,962    2,031,294
Repayments ......................................................     (245,734)    (259,940)    (109,319)    (163,666)    (327,785)
Loan sales and securitizations ..................................       (4,868)     (37,963)     (28,362)    (354,634)  (1,535,501)
Net change in portfolio assets ..................................       98,245       41,652       73,525     (433,922)    (471,521)

(1)	In 2001 and 2000, FBBH had recaptures of loan loss reserves of $2.1 million and $5.8 million, respectively, which were partially offset by loan loss provisions by the Bank and in the Company's Specialty Servicing and Finance Operations.

(2)	The minority interest adjustment for 2002 reflects the minority investor's 49.99% share of WCC's net income through September 30, 2002. In October 2002, WFSG purchased the minority interest and now owns 100% of WCC (see Item 3). For the years ended December 31, 2001, 2000 and 1999, WCC incurred net losses, and the share of WCC's results in which WFSG did not have an interest is presented as an addition on WFSG's consolidated statements of operations for those years.

(3)	Earnings per share amounts are based on weighted average number of shares outstanding of WFSG stock during the applicable periods. For 1999, earnings per share for the full year is not applicable, as the Company had a different issuance of common stock for the five-month period ended May 31, 1999 (prior to the reorganization) than for the seven-month period ended December 31, 1999 (subsequent to the reorganization).

(4)	Excluding the extraordinary gain on extinguishment of debt and non-recurring costs incurred in connection with the reorganization, the Company's return on average assets for 1999 was (3.78)%.

(5)	The results for 1999 reflect the Company's deficit balance in its equity for the first five months of 1999, which significantly reduced the average equity (denominator) for the year. For the seven-month period subsequent to the reorganization, the Company's annualized return on average equity was (27.85)%.

(6)	The decrease in yield for 1999 was due to the large proportion of Discounted Loans in the Company's portfolio. The average balance of Discounted Loans represents the gross unpaid principal balance before adjusting for allowances for loan losses, but interest on such loans is recognized only when cash is received. As a result, these loans have an adverse effect on the overall loan yield. In January 2001, the Company charged off approximately $166 million in Discounted Loans.

(7)	Net interest spread represents average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.

(8)	Net interest margin represents net interest income divided by total average interest-earning assets. The increase in interest margin in 1999 was primarily due to the cancellation of the Company's 13% Notes Payable (the "Notes") as part of the Company's restructuring. As a result, the Company's interest expense on the Notes decreased by approximately $21.3 million during 1999, significantly increasing net interest income as a percentage of interest-earning assets.

(9)	The ratios of earnings to fixed charges were computed by dividing (x) income from continuing operations before income taxes and extraordinary gains plus fixed charges by (y) fixed charges. Fixed charges represent total interest expense, including and excluding interest on deposits, as applicable, as well as the interest component of rental expense. During 1999 and 1998, earnings were inadequate to cover fixed charges by $15.0 million and $80.3 million, respectively.

(10)	Total capitalization equals long-term debt plus equity.

(11)	Average equity to average assets decreased substantially in 1999, as the Company had a deficit balance in its equity for the first five months of 1999, significantly reducing the average equity (numerator) for the year. For the seven-month period subsequent to the reorganization, the Company's average equity to average assets was 11.58%.

(12)	Non-performing loans include all Non-Discounted Loans that have been placed on non-accrual status by the Company. Non-Discounted Loans are placed on non-accrual status when they became past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Discounted Loans are not included in non-performing loans.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Wilshire Financial Services Group Inc. and the notes thereto included elsewhere in this filing. References in this filing to “Wilshire Financial Services Group Inc.,” “WFSG,” the “Company,” “we,” “our,” and “us” refer to Wilshire Financial Services Group Inc. and our subsidiaries, unless the context indicates otherwise.

Results of Operations – 2002 Compared to 2001

CONSOLIDATED RESULTS

        Our consolidated net income for the year ended December 31, 2002 was approximately $2.0 million, or $0.11 per basic share, compared with $5.6 million, or $0.28 per basic share, for the year ended December 31, 2001. During the year ended December 31, 2002, we recorded approximately $2.3 million in unrealized holding gains, net of taxes, on our portfolio of available-for-sale securities, resulting in total comprehensive income of approximately $4.3 million.

        Our consolidated stockholders’ equity at December 31, 2002 was $99.5 million ($5.47 and $4.95 per basic and diluted share, respectively), an increase of $8.0 million over December 31, 2001 equity. This increase reflects the net income for the year, after-tax unrealized gains of approximately $2.3 million on available-for-sale securities, and $1.0 million in tax benefits relating to losses generated in WFSG’s pre-reorganizational period. In addition, in July 2002 we converted our $7.69 million in subordinated debentures into approximately 3.4 million shares of common stock. These increases in stockholders’ equity were partially offset by our repurchase of approximately 1.5 million shares of our common stock in July 2002 for $5.1 million.

        The decrease in net income from 2001 to 2002 was primarily attributable to the following factors:

- We incurred significant charges in 2002 related to the settlement of litigation which arose from events prior to WFSG’s June 1999 restructuring. These charges included a $3.6 million provision for estimated expenses and losses in connection with the settlement, $0.6 million in related charges, and approximately $0.55 million in legal fees and expenses associated with finalizing and implementing this settlement agreement, net of insurance reimbursements. We believe that the settlement agreement will eliminate most of our future costs arising from the financial collapse of Capital Consultants LLC (“CCL”), but we continue to incur expenses on behalf of prior officers in connection with the events that gave rise to the litigation. Such costs were approximately $1.7 million for the year ended December 31, 2002 and $1.7 million for the year ended December 31, 2001.

- Our banking subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”), recorded $3.6 million in impairment charges related to three interest-only mortgage-backed securities (I/Os) held as an economic hedge against a potential increase in interest rates. Subsequent to recording the impairment write-downs, the Bank sold the I/Os in the third and fourth quarters of 2002 for a net realized gain of $0.7 million.

- We incurred approximately $0.9 million in expenses and charges related to the September 2002 relocation of our corporate headquarters and loan servicing operations from multiple locations in Portland, Oregon to a single facility in Beaverton, Oregon. WFSG has entered into a 10-year lease at the Beaverton facility, and we believe that the consolidation at this single location will enable us to reduce future occupancy costs in relation to our anticipated growth.

- The year 2001 results reflect $4.8 million in net gains from the Bank’s sales of its Bankcard processing and Mortgage Banking divisions in June 2001, and $0.6 million of income from the operations of those divisions prior to their sale.

- The year 2001 results include $2.1 million in recaptures of loan loss reserves at the Bank pursuant to the settlement and payoff of a troubled loan.

        The above factors were partially offset by the following developments in 2002:

- Our consolidated servicing income increased by approximately $8.6 million, or 50%, in 2002 compared with 2001, reflecting the continued growth in our asset servicing business despite significant paydowns on the underlying loans in both years.

- Net interest income increased by $1.8 million, as we more effectively deployed capital and, to a lesser extent, excess liquidity, and invested in high-quality interest-earning assets.

- WFSG in October 2002 purchased the 49.99% minority interest in Wilshire Credit Corporation (“WCC”), our loan servicing subsidiary, from CCL’s receiver for $10.5 million. As a result, WFSG now owns 100% of WCC and no longer will reflect an adjustment for minority interest in its consolidated financial statements. This purchase was completed pursuant to the litigation settlement agreement discussed earlier. We financed this acquisition primarily through the issuance of $20 million, 30-year, floating-rate subordinated debt in July 2002.

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

        The following table sets forth, for the periods indicated, information regarding the total amount of the Company’s income from interest-earning assets and the resulting average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net interest margin. (The interest income and expense amounts in the table below are consolidated, but primarily reflect the results of our Banking Operations. As discussed later in this section, the principal source of revenues for our Specialty Servicing and Finance Operations is loan servicing fees.) Information is based on monthly balances during the indicated periods.

                                       Interest-Earning Assets and Interest-Bearing Liabilities

                                                                          Year Ended December 31,
                                        -------------------------------------------------------------------------------------------
                                                    2002                           2001                           2000
                                        -----------------------------  -----------------------------  -----------------------------
                                        Average             Average    Average              Average   Average             Average
                                        Balance   Interest Yield/Rate  Balance   Interest Yield/Rate  Balance   Interest Yield/Rate
                                        --------  -------- ----------  --------  -------- ----------  --------  -------- ----------
                                                                           (Dollars in thousands)
Average Assets:
Mortgage-backed securities............  $219,053  $ 13,522      6.17%  $ 56,350  $  4,265      7.57%  $ 51,817  $  4,084     7.88%
Loan portfolio net of unaccreted
  discounts/unamortized premium(1)....   542,729    38,355     17.07    646,345    51,089      7.90    789,510    48,717     6.17
Investment securities and other.......    50,956     1,140      2.24     78,299     2,269      2.90     24,926     1,719     6.90
                                        --------  --------  --------   --------  --------   -------   --------  --------   ------
    Total interest-earning assets.....   812,738    53,017      6.52    780,994    57,623      7.38    866,253    54,520     6.29
                                                  --------  --------             --------   -------   --------  --------   ------
Non-interest earning cash.............     4,727                          1,711                          4,445
Allowance for loan losses.............   (50,789)                       (68,818)                      (237,558)
Other assets(2).......................    46,076                         37,769                         55,115
                                        --------                       --------                       --------
    Total assets......................  $812,752                       $751,656                       $688,255
                                        ========                       ========                       ========

Average Liabilities and Stockholders'
Equity:
Interest-bearing deposits.............  $413,042  $ 15,683      3.80%  $453,223  $ 24,914      5.50%  $424,418  $ 26,014     6.13%
Short-term borrowings.................    56,320     1,353      2.40      5,270       121      2.30     21,323     1,935     9.07
FHLB advances.........................   198,923    10,401      5.23    153,269     9,575      6.25    111,615     7,294     6.53
Other borrowings......................    21,671     1,824      8.42      9,273     1,085     11.70      3,336       412    12.35
                                        --------  --------  --------   --------  --------   -------   --------  --------   ------
    Total interest-bearing liabilities   689,956    29,261      4.24    621,035    35,695      5.75    560,692    35,655     6.36
                                                  --------  --------   --------  --------   -------   --------  --------   ------
Non-interest bearing deposits.........     3,719                          7,874                         12,902
Other liabilities.....................    24,612                         31,914                         32,354
                                        --------                       --------                       --------
    Total liabilities.................   718,287                        660,823                        605,948
Stockholders' equity..................    94,465                         90,833                         82,307
                                        --------                       --------                       --------
    Total  liabilities and stockholders'
equity................................  $812,752                       $751,656                       $688,255
                                        ========                       ========                       ========
Net interest income...................            $ 23,756                       $ 21,928                       $ 18,865
                                                  ========                       ========                       ========
Net interest spread(3)................                          2.28%                          1.63%                        (0.07)%
Net interest margin(4)................                          2.92%                          2.81%                         2.18%
Ratio of average interest-earning
    assets to  average interest-bearing
    liabilities.......................    117.80%                        125.76%                        154.50%
(1)	The average balances of the loan portfolio include Discounted Loans and non-performing loans, on which interest is recognized on a cash basis.
(2)	Other assets includes FBBH's investments in Federal Home Loan Bank (FHLB) stock. For 2002, the average balance of FHLB stock was $10,049, and the dividends earned totaled $533, a yield of 5.30%.
(3)	Net interest spread represents average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.

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

                                                                Changes in Net Interest Income

                                                                                Year Ended December 31,
                                                      --------------------------------------------------------------------------
                                                                  2002 v. 2001                           2001 v. 2000
                                                      ------------------------------------   -----------------------------------
                                                       Increase    (Decrease)      Net        Increase    (Decrease)     Net
                                                         Rate        Volume       Change        Rate        Volume      Change
                                                      ----------   ----------   ----------   ----------   ----------   ---------
                                                                                 (Dollars in thousands)
    Interest-Earning Assets:
        Mortgage-backed securities .................  $     (923)  $   10,180   $    9,257   $     (167)  $      348   $     181
        Loan portfolio .............................      (5,066)      (7,668)     (12,734)      12,180       (9,808)      2,372
        Investment securities and other ............        (446)        (683)      (1,129)      (1,451)       2,001         550
                                                      ----------   ----------   ----------   ----------   ----------   ---------
            Total interest-earning assets ..........      (6,435)       1,829       (4,606)      10,562       (7,459)      3,103
    Interest-Bearing Liabilities:
        Interest-bearing deposits ..................      (7,174)      (2,057)      (9,231)      (2,793)       1,693      (1,100)
        Short-term borrowings and other
          Interest-bearing obligations .............           6        1,226        1,232         (903)        (911)     (1,814)
        FHLB advances ..............................      (1,726)       2,552          826         (334)       2,615       2,281
        Long-term debt .............................        (375)       1,114          739          (23)         696         673
                                                      ----------   ----------   ----------   ----------   ----------   ---------
            Total interest-bearing
              liabilities ..........................      (9,269)       2,835       (6,434)      (4,053)       4,093          40
                                                      ----------   ----------   ----------   ----------   ----------   ---------
        Increase (decrease) in net interest income..  $    2,834   $   (1,006)  $    1,828   $   14,615   $  (11,552)  $   3,063
                                                      ==========   ==========   ==========   ==========   ==========   =========

        Following is a discussion of the operating results of the Company's two business segments: our Banking Operations and our Specialty Servicing and Finance Operations.

FIRST BANK OF BEVERLY HILLS, F.S.B.

        The following table compares operating income before taxes for FBBH for the years ended December 31, 2002 and 2001 (dollars in thousands):

                                                                      Year Ended December 31,
                                                             ------------------------------------------
                                                                                             Increase
                                                                 2002           2001        (Decrease)
                                                             ------------   ------------   ------------
         Interest income ................................    $     45,899   $     52,008   $     (6,109)
         Interest expense ...............................          27,445         34,480         (7,035)
                                                             ------------   ------------   ------------
         Net interest income ............................          18,454         17,528            926
         Recapture of loan losses .......................              --         (1,730)         1,730
                                                             ------------   ------------   ------------
         Net interest income after
           recapture of loan losses .....................          18,454         19,258           (804)
         Realized and unrealized (losses)
           gains ........................................          (1,354)           624         (1,978)
         Other income ...................................             253          8,521         (8,268)
         Compensation and benefits ......................           3,985          8,125         (4,140)
         Other expense ..................................           5,348          7,737         (2,389)
                                                             ------------   ------------   ------------
         Income before taxes ............................    $      8,020   $     12,541   $     (4,521)
                                                             ============   ============   ============

Net Interest Income
        The Bank’s net interest income for the year ended December 31, 2002 was approximately $18.5 million, compared with approximately $17.5 million for the year ended December 31, 2001. The Bank’s net interest spread increased slightly, from 2.00% in 2001 to 2.05% in 2002, and the interest margin decreased from 2.60% to 2.50% for the same periods.

        The increase in net interest income primarily resulted from the Bank’s significant investments in high-quality mortgage-backed and other investment securities throughout 2002, utilizing its excess liquidity at year-end 2001 and new low-cost borrowings in 2002 as funding sources. The Bank’s average interest-earning assets increased by $62.8 million in 2002, or approximately $7.3 million more than the increase in its interest-bearing liabilities. As a result, despite the declining interest-rate environment, the decrease in the Bank’s interest income of $6.1 million was less than the $7.0 million decrease in its interest expense, contributing to the nearly $1 million increase in net interest income.

        The Bank’s interest income on investment securities increased by $8.3 million from 2001 to 2002, primarily as a result of purchases of $281 million in AAA-rated and government agency mortgage-backed and other investment securities in 2002. This significantly higher volume more than offset the effects of the 105-basis point decline, from 5.93% to 4.88%, in the average yield earned on these securities in 2001 and 2002. The Bank incurred net interest expense of $0.3 million on three interest-only federal agency mortgage-backed securities due to accelerated amortization resulting from prepayments. The Bank also recorded impairment write-downs on these securities in 2002 totaling $3.6 million, which are reflected as “Market valuation losses and impairments” in the accompanying consolidated statements of operations. The Bank sold these securities in the third and fourth quarters for a net realized gain of $0.7 million.

        The Bank’s interest income on loans decreased by $12.8 million from the year ended December 31, 2001 to the year ended December 31, 2002. The decline in interest rates throughout both years has triggered both a continuing downward repricing of FBBH’s adjustable-rate loans and an acceleration of prepayments on its fixed-rate loans. As a result, the Bank’s average yield on loans decreased by 111 basis points, from 8.19% to 7.08%, from 2001 to 2002, and the weighted-average loan balance declined by $90.6 million over the same periods. The Bank received $182.0 million in repayments on its loans in 2002, or approximately 34% of the ending balance at December 31, 2001, compared with new loan originations of $70.8 million during the year. To mitigate the effects of this run-off, the Bank purchased approximately $74.7 million in commercial and multi-family mortgage loans during 2002, including two portfolios totaling $38.9 million in the fourth quarter.

        FBBH’s interest expense on deposits decreased by $9.2 million from the year ended December 31, 2001 to the year ended December 31, 2002. This decrease was a result of declines in both the average balance and average rates paid. The Bank raised significant amounts of certificates of deposit throughout 2001 to fund certain loan acquisitions in the prior year but has since permitted the run-off of the higher-rate CDs to reduce its overall cost of funds. As a result, the average balance of deposits decreased by $45.1 million from 2001 to 2002. In addition, the average rate paid on deposits declined by 163 basis points, from 5.38% to 3.75%, for the same periods.

        The Bank’s interest expense on borrowings increased by approximately $2.2 million from 2001 to 2002, as a result of a $100.7 million increase in the total average balance of borrowings. The proceeds from these borrowings were used primarily to fund the purchases of mortgage-backed and other securities described above and, to a lesser extent, to replace matured certificates of deposit. The increase in the volume of borrowings was partially offset by a decrease in the weighted-average rate paid from 6.28% for the year ended December 31, 2001 to 4.65% for the year ended December 31, 2002. The decrease in market interest rates primarily affected the cost of the Bank’s short-term repurchase agreements only; substantially all of the Bank’s FHLB advances had fixed rates of interest and thus were unaffected by rate changes.

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

        Based on its quarterly evaluations of the adequacy of its loan loss reserves, the Bank did not record a provision for loan losses in 2002. For the year ended December 31, 2001, the Bank recaptured $2.1 million of provisions, resulting from the settlement and payoff of a troubled loan in September 2001. This recapture was partially offset by a provision of $0.4 million taken in 2001.

Realized and Unrealized (Losses) Gains
        The Bank incurred approximately $1.4 million in net losses on its investment securities for the year ended December 31, 2002. These losses were due to write-downs in market value totaling $3.6 million related to three interest-only mortgage-backed securities (I/Os), partially offset by approximately $2.2 million in net realized gains on sales of mortgage-backed and treasury securities. The Bank purchased a total of $13.1 million in I/Os in 2002 as a hedge against possible interest rate increases. However, as rates continued to decline, the value of the I/Os was adversely affected. Since this decline in market value was deemed to be other than temporary, the write-downs have been reflected as “Market valuation losses and impairments” in the accompanying statements of operations, and not as a reduction to stockholders’ equity. The Bank sold the I/Os in the third and fourth quarters of 2002 for a net realized gain of approximately $0.7 million. The Bank’s investment gains in 2001 reflect $0.6 million in gains on sales of approximately $31.4 million of loans.

Other Income
        The Bank’s other income was approximately $0.3 million for the year ended December 31, 2002, compared with $8.5 million for the year ended December 31, 2001. The year 2001 results reflect the Bank’s gain of $4.8 million on the June 2001 sales of the Bank’s Bankcard processing division and its mortgage loan origination subsidiary, George Elkins Mortgage Banking (GEMB), in addition to the revenues from these divisions prior to their sale.

Compensation and Benefits
        The Bank’s compensation and benefits totaled approximately $4.0 million for the year ended December 31, 2002, compared with $8.1 million for the year ended December 31, 2001. The decrease was largely due to the Bank’s sales of its Bankcard processing operations and GEMB in June 2001. Prior to their sale, these two divisions incurred a total of approximately $2.8 million in compensation and related expenses in 2001. In addition, compensation and employee benefits decreased further by approximately $1.6 million primarily as a result of severance pay and bonuses for some of the Bank’s former executives in early 2001.

Other Expenses
        The Bank’s other expenses were approximately $5.3 million for the year ended December 31, 2002, compared with $7.7 million for the year ended December 31, 2001. This decrease also was partially due to the sales of the Bankcard processing division and GEMB, which incurred approximately $0.9 million in general and administrative expenses in 2001 prior to their sale. The Bank also realized cost savings in a number of other expense categories: professional services decreased by approximately $0.7 million due to consulting fees associated with conversions of the Bank’s accounting and deposit systems in the 2001 period, and also due to legal fees incurred in 2001 in connection with litigation that was resolved in the Bank’s favor; FDIC insurance premiums declined by approximately $0.3 million as a result of an improvement in the Bank’s regulatory rating; and, as of January 2002, the Bank no longer amortizes goodwill pursuant to the adoption of a new accounting standard (goodwill amortization was approximately $0.2 million in 2001). Various other general and administrative expenses declined in 2002 as a result of the Bank’s efforts to reduce corporate overhead.

Changes in Financial Condition – First Bank of Beverly Hills

Following are condensed statements of financial condition for FBBH as of December 31, 2002 and 2001:

                                                                        December 31,   December 31,
                                                                            2002           2001
                                                                        ------------   ------------
                                                                           (Dollars in thousands)
ASSETS:
Cash and cash equivalents ............................................  $     10,003   $     37,939
Mortgage-backed securities available for sale, at fair value .........       259,707        116,173
Other investment securities available for sale, at fair value ........        11,962          8,000
Loans, net ...........................................................       486,821        526,338
Real estate owned, net ...............................................         1,040            429
Other assets..........................................................        24,545         27,809
                                                                        ------------   ------------
    Total assets .....................................................  $    794,078   $    717,802
                                                                        ============   ============

LIABILITIES:
Deposits .............................................................  $    395,781   $    439,469
Short-term borrowings ................................................        91,870             --
FHLB advances ........................................................       216,000        189,500
Other liabilities ....................................................        13,795         20,239
                                                                        ------------   ------------
    Total liabilities ................................................       717,446        649,208

NET WORTH ............................................................        76,632         68,594
                                                                        ------------   ------------
    Total liabilities and net worth ..................................  $    794,078   $    717,802
                                                                        ============   ============

        Mortgage-Backed and Other Securities Available for Sale. The Bank’s total portfolio of mortgage-backed securities available for sale increased by $143.5 million during the year ended December 31, 2002, primarily as a result of purchases of $281.2 million. These acquisitions were funded with various repurchase agreement facilities, FHLB advances, and the Bank’s excess liquidity generated by accelerated loan prepayments. In addition, the Bank recorded unrealized holding gains of approximately $4.9 million on its securities portfolio in 2002. These increases were partially offset by sales during the year of approximately $76.9 million (for a net gain totaling $2.3 million), principal repayments of $59.4 million, and market valuation write-downs of $3.6 million.

        Included in the Bank’s $281.2 million in purchases were $13.1 million in interest-only federal agency mortgage-backed securities (I/Os) to hedge the Bank’s exposure to rising interest rates. However, as interest rates continued to decline, the actual and estimated future prepayments on the assets underlying the I/Os accelerated, resulting in a deterioration in their market value. As a result, the Bank recorded write-downs on the I/Os totaling $3.6 in the second and third quarters of 2002. Since the decline in the market value of the I/Os was considered other than temporary, this write-down is reflected as “Market valuation losses and impairments” in the consolidated statements of operations, and not as a direct reduction to the Bank’s net worth. The Bank disposed of the I/Os in the third and fourth quarters for a net realized gain of approximately $0.7 million.

        The Bank’s portfolio of treasury and other investment securities available for sale increased approximately $4.0 million during the year ended December 31, 2002 primarily due to the purchase of a Community Reinvestment Act (CRA)-qualified mutual fund. In January 2002 the Bank purchased approximately $10.0 million in treasuries and sold this investment in the third quarter for a gain of $0.6 million.

        Loans, net. The Bank’s portfolio of loans, net of discounts and allowances, decreased by approximately $39.5 million during the year ended December 31, 2002. This net decrease was attributable to principal repayments of $182.0 million, as a result of the continuing decline in market interest rates. The Bank partially offset these paydowns with $74.7 million in new loan portfolio acquisitions during 2002, including approximately $38.9 million in the fourth quarter, and new loan originations of $70.8 million during the year.

        Real Estate Owned, net. The Bank’s portfolio of real estate owned, net increased by approximately $0.6 million during the year ended December 31, 2002, as a result of $1.4 million in new acquisitions of real estate through foreclosure, partially offset by sales of properties for proceeds of approximately $0.8 million.

        Deposits. The Bank's deposits decreased by approximately $43.7 million in 2002, primarily due to maturities of higher-rate certificates of deposit, as the Bank permitted the run-off of such deposits in an effort to reduce its overall cost of funds.

        Short-Term Borrowings. The Bank’s short-term borrowings totaled approximately $91.9 million at December 31, 2002, as a result of $159.1 million in borrowings under repurchase agreements during the year, partially offset by $67.2 million in repayments. These borrowings were used primarily to finance the Bank’s purchases of mortgage-backed and other investment securities.

        FHLB Advances. The Bank’s FHLB advances increased by $26.5 million in 2002 as a result of new advances of $104 million, offset by repayments of $77.5 million. The proceeds from these advances were used to finance the Bank’s purchases of mortgage-backed and other investment securities during the year. In September 2002, to further reduce its cost of funds in the current environment, the Bank prepaid $47 million of short-term FHLB advances and obtained a new long-term (33-month) advance of $47 million at a fixed rate of 2.75%.

        Net Worth. The Bank’s total net worth increased by approximately $8.0 million during the year ended December 31, 2002. The Bank earned net income for 2002 of $4.7 million and recorded $2.8 million in after-tax unrealized gains on available-for-sale securities. In addition, in March 2002 WFSG contributed $5.5 million of capital to the Bank through the forgiveness of a portion of the Bank’s income tax liability to WFSG. These increases in net worth were partially offset by the Bank’s redemption in June 2002 of $5.0 million of its preferred stock held by WFSG.

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

        The following table sets forth the Bank's regulatory capital ratios at December 31, 2002.

                                                                        Regulatory Capital Ratios

                                                                            Amount Required
                                                                              For Capital       To be Categorized
                                                                                Adequacy                as
                                                            Actual              Purposes       "Well Capitalized"
                                                     -------------------  -------------------  -------------------
                                                       Amount     Ratio     Amount     Ratio     Amount     Ratio
                                                     ---------  --------  ---------  --------  ---------  --------
                                                                         (Dollars in thousands)
Total Capital to Risk-Weighted Assets (Risk-Based
    Capital)......................................... $ 76,792    15.7%   $  39,155     =>8.0%  $ 48,943    =>10.0%
Tier 1 Capital to Risk-Weighted Assets...............   70,662    14.4%       Not Applicable      29,361    => 6.0%
Core Capital to Tangible Assets......................   70,662     9.0%      31,546     =>4.0%    39,432    => 5.0%
Tangible Capital to Tangible Assets..................   70,662     9.0%      11,830     =>1.5%      Not Applicable

Liquidity and Capital Resources

        Liquidity is the measurement of the Bank’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and make payments for general business purposes. The Bank’s sources of liquidity include retail and wholesale deposits, FHLB advances, loan and security principal payments, an unsecured line of credit, repurchase agreements, whole loan and mortgage-backed securities sales, and net interest income. In August 2002, the FHLB increased the Bank’s authorized borrowing limit from 25% to 30% of the Bank’s total assets as of the previous quarter-end. Liquidity in the Bank’s operations is actively managed on a daily basis and periodically reviewed by the Bank’s Board of Directors.

        At December 31, 2002, the Bank’s cash balances totaled approximately $10.0 million, compared with $37.9 million at December 31, 2001. The decrease in cash was primarily due to purchases of mortgage-backed and other investment securities, new loan originations and purchases, and maturities of certificates of deposit during the year, partially offset by principal repayments of loans and proceeds from short-term borrowings and FHLB advances.

        At December 31, 2002, the Bank had approximately $347.3 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending December 31, 2003 and thereafter amounted to approximately $236.9 million and approximately $110.4 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Bank management continues its effort to reduce its exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of the Bank’s interest-earning assets.

        The Bank is party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents the Bank’s future financial obligations outstanding as of December 31, 2002:

                                                      Payments due within time period at December 31, 2002
                                              -------------------------------------------------------------------
                                              0-12 Months    1-3 Years     4-5 Years   After 5 Years     Total
                                              -----------   -----------   -----------   -----------   -----------
                                                                    (Dollars in thousands)

Short-term borrowings.......................  $    61,870   $        --   $    30,000   $        --   $    91,870
Operating leases............................          676           367            --            --         1,043
FHLB Advances...............................       60,000       111,500        44,500            --       216,000
                                              -----------   -----------   -----------   -----------   -----------
   Total....................................  $   122,546   $   111,867   $    74,500   $        --   $   308,913
                                              ===========   ===========   ===========   ===========   ===========

        At December 31, 2002 the Bank had commitments to extend credit of approximately $3.5 million. For additional information regarding future commitments, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes including the footnote “Commitments and Contingencies.”

        In 2001, the OTS rescinded the regulatory requirement that institutions maintain an average daily balance of liquid assets of at least 4% of its liquidity base. Even though the percentage requirement has been eliminated, each bank is still required by the OTS to maintain adequate liquidity to assure safe and sound operation. It is the Bank’s responsibility to determine the appropriate level of liquidity to be maintained.

SPECIALTY SERVICING AND FINANCE OPERATIONS

        WFSG conducts its Specialty Servicing and Finance Operations through WFC, our wholly-owned investment subsidiary, and through WCC, our servicing subsidiary which was formed pursuant to our 1999 reorganization. From the time of WFSG’s reorganization until October 2002, WFSG was the majority owner of WCC, and shared in 50.01% of WCC’s revenues and expenses. The remaining 49.99% interest in WCC’s operations is reflected as “Minority interest” in the Company’s consolidated statements of operations for these periods. The Company in October 2002 (effective October 1, 2002 for accounting purposes) purchased the 49.99% minority interest in WCC. Consequently, for periods subsequent to September 30, 2002, 100% of WCC’s operating results are attributable to WFSG.

        Certain of WFC’s and WCC’s activities are conducted with a lender which has participation interests in the returns generated by the assets that serve as collateral for the loans. The share of such activities held by this lender is reflected as “Investor participation interest” in the Company’s consolidated statements of operations.

        The following table compares operating income before taxes of our Specialty Servicing and Finance Operations for the years ended December 31, 2002 and 2001 (dollars in thousands).

                                                             WCC and WFC for the Year
                                                                Ended December 31,
                                                    ------------------------------------------
                                                                                    Increase
                                                        2002           2001        (Decrease)
                                                    ------------   ------------   ------------
         Servicing income .......................   $     26,742   $     18,481   $      8,261
         Interest income ........................          6,650          5,305          1,345
         Net realized gains .....................          2,427            589          1,838
         Other loss .............................           (866)           (11)          (855)
                                                    ------------   ------------   ------------
            Total income ........................         34,953         24,364         10,589
                                                    ------------   ------------   ------------
         Interest expense .......................          1,078          1,357           (279)
         Provision for (recapture of) loan losses            421            (54)           475
         Compensation and benefits ..............         19,812         15,489          4,323
         Other expenses .........................          8,113          9,280         (1,167)
                                                    ------------   ------------   ------------
            Total expenses ......................         29,424         26,072          3,352
                                                    ------------   ------------   ------------
         Income (loss) before taxes .............   $      5,529   $     (1,708)  $      7,237
                                                    ============   ============   ============

Servicing Income
        The components of servicing income in our Specialty Servicing and Finance Operations are reflected in the following table:

                                                                 Year Ended
                                                                December 31,
                                                         ---------------------------
                                                             2002           2001
                                                         ------------   ------------
                                                            (Dollars in thousands)
         Servicing revenue ...........................   $     27,313   $     21,306
         Ancillary fees ..............................          6,672          4,986
         Amortization of mortgage servicing rights ...         (3,617)        (5,847)
         Impairment charge for mortgage servicing
           rights.....................................         (1,060)        (1,552)
         Custodial float .............................          1,589          2,438
         Unreimbursed servicing expenses .............           (778)          (320)
         Prepayment interest shortfall expense .......         (3,377)        (2,530)
                                                         ------------   ------------
             Total servicing income ..................   $     26,742   $     18,481
                                                         ============   ============

        Total servicing income for the year ended December 31, 2002 was approximately $26.7 million, compared with $18.5 million for the year ended December 31, 2001. WCC’s servicing operations have grown significantly over the prior year levels, as shown by the portfolio totals in the table below, due to new contractual flow agreements and, to a lesser extent, servicing rights acquisitions. As a result of this continued expansion, our gross servicing revenue and ancillary fees (primarily late charges and prepayment penalties) increased by approximately 28% and 34%, respectively, from 2001 to 2002.

        However, the decline in mortgage interest rates throughout 2001 and 2002 has continued to have an adverse effect on our net servicing income. As interest rates have fallen, the prepayment rates on the underlying loans in our servicing portfolio have reached unusually high levels. As a result, we have recorded significant amortization expense on our mortgage servicing rights (MSRs) during the past two years, though the amortization has slowed somewhat in 2002. Our amortization of MSRs was approximately $3.6 million for the year ended December 31, 2002, compared with $5.8 million for 2001. In addition, we recorded further valuation allowances on our MSRs of $1.1 million and $1.6 million for 2002 and 2001, respectively. As a result of underlying loan prepayments, we also have incurred an increase in the interest we are required to pay to securitization trusts (“prepayment interest shortfall expense”) under our servicing agreements. Further, the decline in interest rates has adversely affected our float income earned on deposit balances, which decreased by approximately $0.8 million in 2002 as compared with 2001.

        The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                                              December 31,   December 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                (Dollars in thousands)
         Single-family residential ........................   $  3,668,401   $  3,020,267
         Multi-family residential..........................        121,908        141,297
         Commercial real estate ...........................        218,976        192,275
         Consumer and other ...............................         78,880         90,497
                                                              ------------   ------------
              Total (1) ...................................   $  4,088,165   $  3,444,336
                                                              ============   ============
(1)	WCC's servicing portfolio at December 31, 2002 also included approximately $0.3 million unpaid principal balance of non-performing consumer loans in addition to those reflected in the above table.

Interest Income and Interest Expense
        Interest income in our Specialty Servicing and Finance Operations was approximately $6.7 million for the year ended December 31, 2002, compared with $5.3 million for the year ended December 31, 2001. The increase in 2002 was due to an increase of approximately $1.5 million in interest on WFC’s portfolio of mortgage-backed securities. WFC received significant cash repayments on its portfolio in the third and fourth quarters of 2002, including $1.8 million of payments beyond the carrying values of two securities which WFC recorded directly to interest income.

        Interest income on loans was approximately $3.9 million for both 2002 and 2001. The average loan portfolio balance was comparable for both years, due to a purchase of $10.6 million in unpaid principal balance of loans in the third quarter of 2001 and sale of a similar volume in the second quarter of 2002.

        Interest expense was approximately $1.1 million for the year ended December 31, 2002, compared with $1.4 million for the year ended December 31, 2001. The decrease in 2002 was due to a reduction in outstanding borrowings. WCC and WFC made scheduled remittances on certain debt facilities which financed servicing portfolio acquisitions and also paid down lines of credit with the proceeds from the loan sale in May 2002.

Net Realized Gains
        WCC’s and WFC’s net realized gains totaled $2.4 million for the year ended December 31, 2002, compared with $0.6 million for the year ended December 31, 2001. In June 2002, WCC and WFC sold approximately $7.3 million and $3.3 million, respectively, in unpaid principal balance of loans for gains of $1.9 million and $0.5 million. Since these loans were acquired with a co-investor, one-half of the total gain was shared with the co-investor and included in “Investor participation interest” (see “Other Loss” below). The realized gains in 2001 were due to gains of approximately $0.9 million on loan sales, partially offset by a loss of $0.3 million on sales of investment securities.

The components of other loss in our Specialty Servicing and Finance Operations are reflected in the following table:

                                                                      Year Ended
                                                                     December 31,
                                                              ---------------------------
                                                                  2002           2001
                                                              ------------   ------------
                                                                (Dollars in thousands)
         Other loss:
         Real estate owned, net ...........................   $         28   $       (165)
         Investor participation interest ..................         (1,757)        (1,036)
         Other, net .......................................            863          1,190
                                                              ------------   ------------
             Total other loss .............................   $       (866)  $        (11)
                                                              ============   ============

        The total other loss for 2002 and 2001 primarily reflects the co-investor’s share of certain investment activities conducted with WCC and WFC, which is reported as “Investor participation interest.” These amounts include one half of the gains on the loan sales described above. Other, net decreased by approximately $0.3 million from 2001 to 2002 primarily due to a $0.4 million gain on sales of MSRs in 2001.

Compensation and Benefits
        Compensation and employee benefits were approximately $19.8 million for the year ended December 31, 2002, compared with approximately $15.5 million for the year ended December 31, 2001. The higher expenses in 2002 were due to a significant increase in WCC’s employee head count from 2001 to 2002, reflecting the growth in the volume of our servicing business.

Other Expenses
        Other expenses in our Specialty Servicing and Finance Operations were approximately $8.1 million for the year ended December 31, 2002, compared with $9.3 million for the year ended December 31, 2001. This decrease was due to a decline in legal expenses from 2001 to 2002. In September and December 2002, pursuant to analyses of the legal accrual and our estimated future expenses, we reduced by $0.7 million our reserves for legal fees. In 2001, in contrast, we incurred significant legal expenses as the litigation and settlement negotiations were proceeding.

        This decrease was partially offset by increases in other expense categories. Our occupancy expense increased by approximately $0.3 million in 2002, primarily due to our relocation, which resulted in the recording of rent expense at both our current facility in Beaverton and our former locations in Portland for the month of September. However, we expect that our future occupancy costs will approximate those of prior periods. Other operating expenses, such as postage, marketing and advertising, increased slightly in 2002 due to the continuing growth of our servicing operations and our increased marketing efforts.

Changes in Financial Condition – Specialty Servicing and Finance Operations

        Following are condensed statements of financial condition for our Specialty Servicing and Finance Operations as of December 31, 2002 and 2001:

                                                                        December 31,   December 31,
                                                                            2002           2001
                                                                        ------------   ------------
                                                                          (Dollars in thousands)
ASSETS:
Cash and cash equivalents ............................................  $      2,770   $        262
Mortgage-backed securities available for sale, at fair value .........         1,828          3,367
Discounted loans, net ................................................         6,630         15,309
Real estate owned, net ...............................................            61            302
Servicer advance receivables, net ....................................        19,922         18,266
Purchased mortgage servicing rights, net .............................         5,405          8,473
Intercompany receivables .............................................        15,144         18,544
Other assets .........................................................         5,807          5,641
                                                                        ------------   ------------
    Total assets .....................................................  $     57,567   $     70,164
                                                                        ============   ============

LIABILITIES:
Short-term borrowings ................................................  $         --   $      9,970
Long-term investment financing .......................................         4,284         14,474
Other liabilities ....................................................         8,958          8,643
                                                                        ------------   ------------
     Total liabilities ...............................................        13,242         33,087

NET WORTH ............................................................        44,325         37,077
                                                                        ------------   ------------
    Total liabilities and net worth ..................................  $     57,567   $     70,164
                                                                        ============   ============

        Mortgage-Backed Securities Available for Sale. WFC’s portfolio of mortgage-backed securities available for sale decreased by approximately $1.5 million during the year ended December 31, 2002 as a result of $1.0 million in principal repayments and a decrease in unrealized holding gains of $0.5 million. We currently hold only those securities which are backed by loans in WCC’s servicing portfolio, as such investments provide operating leverage to our core business.

        Discounted Loans, net. Discounted loans, net decreased by approximately $8.7 million during the year ended December 31, 2002. WCC and WFC sold approximately $5.0 million in book value of loans in the second quarter of 2002 for gains totaling $2.4 million (though one-half of these gains were shared with a co-investor and reported as “Investor participation interest”). In addition, the discounted loans portfolio balance decreased due to loan principal payments of $3.2 million and loan loss provisions of $0.4 million.

        Servicer Advance Receivables, net. Servicer advance receivables, net increased by approximately $1.7 million for the year ended December 31, 2002. This increase resulted from new advances by WCC during the year, partially offset by recoveries of advances on loans previously made.

        Purchased Mortgage Servicing Rights, net. Purchased mortgage servicing rights, net (MSRs) decreased by approximately $3.1 million in 2002. The steady decline in mortgage interest rates which began in 2001 and continued throughout 2002 triggered rapid prepayments of the underlying loans being serviced, which, in turn, resulted in accelerated amortization of our servicing rights. Consequently, we recorded approximately $3.6 million in amortization of MSRs and a valuation write-down of $1.1 million for the year ended December 31, 2002. These decreases were partially offset by a fair value write-up of MSRs totaling $1.9 million, which was recorded in October 2002 upon WFSG’s acquisition of the minority interest in WCC.

        Intercompany Receivables. Intercompany receivables decreased by approximately $3.4 million for the year ended December 31, 2002. In December 2001 WFSG borrowed funds from WCC to finance the majority of the repurchase of approximately 4.2 million shares of the Company’s stock. In January 2002, WCC received settlement on this receivable from WFSG, resulting in a significant decrease in the intercompany receivable balance. This decrease has been partially offset by an ongoing transfer of funds from WFC to WFSG throughout 2002 to meet WFSG’s corporate operating costs.

        Short-Term Borrowings and Long-Term Investment Financing. Short-term borrowings and long-term investment financing in our Specialty Servicing and Finance Operations decreased by a total of approximately $20.2 million during the year ended December 31, 2002. At year-end 2001 WCC borrowed $9.2 million under one of our line of credit facilities to provide financing for WFSG’s repurchase of approximately 4.2 million shares of common stock from a shareholder. This borrowing has been repaid in full by WFSG, primarily with the proceeds from WFSG’s issuance of 8% convertible subordinated debentures. In June 2002 WCC and WFC repaid approximately $5.3 million in borrowings with proceeds from the loan sales described above, and have continued to make scheduled remittances on debt facilities which financed servicing rights acquisitions.

Liquidity and Capital Resources

        Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and make payments for general business purposes. Our sources of cash flow for our Specialty Servicing and Finance Operations include servicing revenue, whole loan and mortgage-backed securities sales, net interest income, lines of credit from commercial banks, and borrowings from institutional lenders. The availability of liquidity from our line of credit facilities is subject to the Company’s maintenance of sufficient available collateral to pledge against such borrowings. We are currently maintaining sufficient collateral under the credit agreements. Liquidity in our Specialty Servicing and Finance Operations is actively managed on a daily basis and is periodically reported to our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company.

        At December 31, 2002, liquidity in our Specialty Servicing and Finance Operations (including cash and unused borrowings under our credit facilities) totaled $22.3 million, compared with approximately $9.8 million at December 31, 2001. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet our needs. In addition, as part of our business strategy to use bank and institutional co-investment financing, we intend to use our available capital in a manner which will not make us dependent on securitizations as a source of liquidity. As a result, we have no present intent to securitize loans as a source of liquidity.

        We no longer own subordinated mortgage-backed securities backed by loan pools serviced by unaffiliated third parties, and currently hold subordinated mortgage-backed securities only where we act as servicer of the loan pools backing these securities. At December 31, 2002 we held $1.8 million of such mortgage-backed securities.

        Adequate credit facilities and other sources of funding are essential to the continuation of the Company’s ability to purchase servicing assets and pools of loans. The Company’s growth strategy is dependent in part on its ability to find credit facilities and equity partners for purchases of servicing rights and, to a lesser extent, loan pools. Such growth will depend largely on the Company’s ability to find and use capital partners for growth of our Specialty Servicing and Finance Operations. Otherwise, such growth could be significantly curtailed or delayed.

        WCC and WFC are party to various contractual financial obligations, including repayment of borrowings and capital and operating lease payments. The table below presents financial obligations outstanding in our Specialty Servicing and Finance Operations as of December 31, 2002:

                                                 Payments due within time period at December 31, 2002
                                     -----------------------------------------------------------------------------
                                      0-12 Months      1-3 Years       4-5 Years     After 5 Years       Total
                                     -------------   -------------   -------------   -------------   -------------
                                                                (Dollars in thousands)

Operating leases ..................  $       1,834   $       2,030   $       1,955   $       5,424   $      11,243
Long-term investment financing ....          3,859             425              --              --           4,284
                                     -------------   -------------   -------------   -------------   -------------
   Total ..........................  $       5,693   $       2,455   $       1,955   $       5,424   $      15,527
                                     =============   =============   =============   =============   =============

        WCC’s obligation for the lease of the Company’s corporate offices in Beaverton, Oregon is guaranteed by WFSG through 2004. For additional information regarding future commitments, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes including the footnote “Commitments and Contingencies.”

HOLDING COMPANY AND MISCELLANEOUS OPERATIONS

        Our Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to our Banking Operations or Specialty Servicing and Finance Operations, and also includes eliminations of intercompany accounts and transactions. Primary sources of liquidity include funds available from the Company’s wholly-owned non-bank subsidiaries, proceeds from the July 2002 issuance of junior subordinated debt, and payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has limited the amount of these payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company. In February 2002, the Bank remitted $0.7 million to the Company for a portion of its 2001 liability under the foregoing formula. WFSG will continue to depend on its non-Bank subsidiaries to meet its liquidity needs.

        The Company funded the costs of the litigation settlement described above and acquisition of the minority interest in WCC through a combination of proceeds from the junior subordinated debt and $5 million WFSG received from FBBH’s redemption of preferred stock.

Results of Operations – 2001 Compared to 2000

CONSOLIDATED RESULTS

        Our consolidated net income was approximately $5.6 million, or $0.28 per basic share, for the year ended December 31, 2001, compared with $3.4 million, or $0.17 per basic share, for the year ended December 31, 2000. This increase in net income resulted from a number of factors, including the following: (1) Our banking subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”), recorded a pre-tax gain of $5.1 million on the sale of its bankcard processing division in June 2001; (2) our net servicing income increased by approximately $4.7 million during 2001, reflecting the significant growth of our asset servicing operations despite the steady decline in interest rates throughout 2001 and resultant increase in loan prepayments; and (3) our consolidated net interest income increased by approximately $3.0 million from 2000 to 2001 as a result of problem asset recoveries and overall improvement in our portfolio of interest-earning assets.

        Our results were negatively impacted by certain events that occurred prior to our 1999 restructuring. During 2001 we incurred approximately $3.0 million in legal expenses related to litigation arising from such events, including $2.1 million of costs that we advanced to two of the Company’s former executives. A portion of these advances have been recovered through insurance. In the fourth quarter of 2001 the Company incurred approximately $1.0 million in other legal fees and write-downs related to pre-restructuring events. These legal expenses contributed to a $2.5 million increase in other operating expenses, which partially offset the gains described above. Also offsetting our increases in income was a decrease in recaptures of loan loss provisions of $2.2 million and a decrease in miscellaneous income, as the results for 2000 included a gain from settlement of litigation with our former affiliate, Wilshire Real Estate Investment Inc. (now known as Fog Cutter Capital Group Inc.).

        Our consolidated stockholders’ equity was $91.4 million at December 31, 2001, compared with $86.6 million at December 31, 2000, an increase of $4.8 million. This increase reflects our net income for the year and after-tax unrealized gains of $0.2 million. In addition, in 2001 we recognized the benefit of a portion of our pre-reorganization net operating loss carryforwards and, as a result, we recorded approximately $8.7 million in related tax benefits during the year. The realization of these tax benefits is reflected as a direct increase to stockholders’ equity, and not as a tax benefit on the consolidated statement of operations, since the related net operating losses were generated in periods prior to our June 1999 reorganization.

        In December 2001 we repurchased approximately 4.2 million shares of our common stock, representing nearly 21% of the total shares then outstanding, from one of our shareholders, partially offsetting the increases in stockholders’ equity described above. We financed this purchase primarily through borrowings on an existing line of credit, which were subsequently repaid with proceeds from approximately $7.7 million in 8% convertible subordinated debentures due December 15, 2005, which we issued in a private placement in January and February 2002.

        Following is a discussion of the operating results of the Company’s two business segments: our Banking Operations and our Specialty Servicing and Finance Operations.

FIRST BANK OF BEVERLY HILLS, F.S.B.

        The following tables compare operating income before taxes for FBBH for the years ended December 31, 2001 and 2000 (dollars in thousands):

                                                    Year Ended December 31,
                                          ------------------------------------------
                                                                          Increase
                                              2001           2000        (Decrease)
                                          ------------   ------------   ------------
Interest income ........................  $     52,008   $     50,847   $      1,161
Interest expense .......................        34,480         33,946            534
                                          ------------   ------------   ------------
Net interest income ....................        17,528         16,901            627
Recapture of loan losses ...............        (1,730)        (5,800)         4,070
                                          ------------   ------------   ------------
Net interest income after recapture
  of loan losses .......................        19,258         22,701         (3,343)
Other income ...........................         9,145          6,744          2,401
Other expense ..........................        15,862         21,143         (5,281)
                                          ------------   ------------   ------------
Income before taxes ....................  $     12,541   $      8,302   $      4,239
                                          ============   ============   ============

Net Interest Income
        The Bank’s net interest income for the year ended December 31, 2001 was approximately $17.5 million, compared with approximately $16.9 million for the year ended December 31, 2000. Total interest income increased by approximately $1.2 million from 2000 to 2001, which was partially offset by a $0.5 million increase in interest expense.

        FBBH’s average balance of interest-earning assets increased by approximately $65.4 million in 2001, largely due to the Bank’s purchase of $131 million in adjustable-rate mortgage loans in the second quarter, and also as a result of an increase in the average fed funds balance during the year. However, the declining interest-rate environment in 2001 particularly affected the Bank’s interest-earning assets, which generally reprice in advance of its interest-bearing liabilities. The Bank’s average yield on loans decreased from 8.57% in 2000 to 8.17% in 2001, and its yield on fed fund investments declined from 5.9% in 2000 to 4.0% in 2001. These decreases in yields, in addition to the unusually high prepayments of loans triggered by the drop in rates, offset much of the effects of the higher asset volume.

        The Bank’s average deposits balance increased by approximately $28.8 million from 2000 to 2001, as the Bank raised significant amounts of certificates of deposit in the second quarter to fund the loan purchases described above. However, the average rate paid on deposits declined by 63 basis points, from 6.13% in 2000 to 5.50% in 2001, resulting in a $1.1 million decrease in deposit interest expense.

        The Bank made additional FHLB Advance borrowings in the first and fourth quarters of 2001 to replace certificates of deposit and to fund some of its purchases of mortgage-backed and other investment securities. As a result, the average balance of FHLB Advances increased by approximately $41.7 million in 2001, and the Bank’s interest expense on FHLB Advances increased by approximately $2.3 million from 2000 to 2001. Substantially all of the Bank’s FHLB Advances had fixed rates of interest and thus were unaffected by the declines in interest rates.

Provision for Loan Losses
        The Bank’s provision for loan losses for the year ended December 31, 2001 was a net recapture of $1.7 million, compared with recaptures of $5.8 million for the year ended December 31, 2000. In September 2001, pursuant to the settlement and payoff of a troubled loan, the Bank recaptured $2.1 million in provision previously taken on such loan. This recapture was partially offset by loan loss provisions of approximately $0.4 million. The reversals of reserves in 2000 were the result of two factors: (1) the Bank sold $13.1 million book value of non-performing and sub-performing loans in June 2000 and recaptured the related reserves and (2) the Bank’s periodic analyses of the adequacy of loan loss reserves indicated that the reserves were excessive due to the continued seasoning and improved loss performance of the Bank’s loan portfolio.

Other Income
        The Bank’s other income was approximately $9.1 million for the year ended December 31, 2001, compared with approximately $6.7 million for the year ended December 31, 2000. This increase in other income was primarily due to the Bank’s sale of its Bankcard division in June 2001 for a gain of $5.1 million, and a $0.9 million increase in gains on sales of loans. These increases were partially offset by a $1.8 million decline in Bankcard income from 2000 to 2001, as the 2001 results included only six months’ activity. Also offsetting the gains described above was a $0.4 million decrease in real estate income due to reduced sales activity in 2001, a loss of approximately $0.3 million on the Bank’s sale of GEMB in June 2001, and a decline in loan fees of approximately $1.2 million due to the sale of GEMB.

Other Expenses
        The Bank’s other expenses were approximately $15.9 million for the year ended December 31, 2001, compared with approximately $21.1 million for the year ended December 31, 2000, a decrease of $5.3 million. This decrease was largely due to the Bank’s sales of its Bankcard and mortgage banking divisions in June 2001, which resulted in savings of approximately $5.0 million in other operating expenses (primarily compensation and employee benefits and, to a lesser extent, occupancy, data processing and marketing expenses) for the remainder of 2001. In addition, the year 2000 expenses contained approximately $2.0 million in write-downs of goodwill related to GEMB and other capitalized costs. However, these decreases were partially offset by additional charges earlier in 2001, including severance pay for some of the Bank’s former executives, and professional services and consulting fees associated with conversions of the Bank’s accounting and deposit systems.

Operating Divisions

        Through June 30, 2001, the Bank’s businesses consisted of three primary divisions: lending and deposit banking services, mortgage loan origination and brokerage services (GEMB) and Bankcard processing. The GEMB and Bankcard divisions were sold in June 2001. Consequently, the Bank’s income subsequent to June 30, 2001 has been derived solely from its core retail banking and lending activities.

        The operating results (before income taxes) of the Bank’s businesses for the years ended December 31, 2001 and 2000 are summarized in the following table and discussed in further detail below:

                                                                      Year Ended
                                                                     December 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                                                (Dollars in thousands)
         Lending and deposit banking services .............   $      7,150   $     10,522
         Net gain on sales of Bankcard and GEMB ...........          4,798             --
         George Elkins ....................................           (246)        (2,922)
         Bankcard income, net .............................            839            702
                                                              ------------   ------------
             Total Bank income (pre-tax) ..................   $     12,541   $      8,302
                                                              ============   ============

Lending and Deposit Banking
        Income in FBBH’s banking operations was approximately $7.2 million for the year ended December 31, 2001, compared with $10.5 million for the year ended December 31, 2000. This decrease was primarily due to a $4.1 million decrease in recaptures of loan losses from 2000 to 2001, partially offset by an increase in net interest income.

George Elkins
        The net loss from the Bank’s mortgage loan origination and brokerage services in 2001 was approximately $0.2 million, reflecting GEMB’s operations through June 30, 2001. For the year ended December 31, 2000, GEMB’s loss was approximately $2.9 million, which included approximately $2.0 million in write-downs of goodwill and other capitalized costs. Effective June 30, 2001, the Bank sold this division for a net loss of approximately $0.3 million.

Bankcard Division
        The Bank’s income from its merchant bankcard operations was approximately $0.8 million for the year ended December 31, 2001, compared with $0.7 million for the year ended December 31, 2000. The increase in income was primarily due to recaptures of loan losses of $0.2 million in 2001, compared with loan loss provisions of $0.2 million in 2000. Gross bankcard revenues and expenses decreased substantially from 2000 to 2001, as the amounts for 2001 reflect only six months’ activity.

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

                                                                           Regulatory Capital Ratios

                                                                                                      To be Categorized
                                                                                                              as
                                                                                Amount Required      "Well Capitalized"
                                                                                  For Capital            under Prompt
                                                                                    Adequacy         Corrective Action
                                                              Actual                Purposes             Provisions
                                                      --------------------   --------------------   --------------------
                                                        Amount      Ratio      Amount      Ratio      Amount      Ratio
                                                      ----------  --------   ----------  --------   ----------  --------
                                                                             (Dollars in thousands)
Total Capital to Risk-Weighted Assets (Risk-Based
    Capital)......................................... $   70,858      15.7%  $   36,014    =>8.0%   $   45,018   =>10.0%
Tier 1 Capital to Risk-Weighted Assets...............     65,204      14.5%      Not Applicable         27,018   => 6.0%
Core Capital to Tangible Assets......................     65,204       9.2%      28,442    =>4.0%       35,553   => 5.0%
Tangible Capital to Tangible Assets..................     65,204       9.2%      10,666    =>1.5%       Not Applicable

SPECIALTY SERVICING AND FINANCE OPERATIONS

        WFSG conducts its Specialty Servicing and Finance Operations through WFC, our wholly-owned investment subsidiary, and through WCC, our majority-owned servicing subsidiary which WFSG acquired pursuant to our June 10, 1999 reorganization. As the majority owner of WCC, the Company shared in 50.01% of WCC’s revenues and expenses in 2001. The remaining 49.99% interest in WCC’s operations is reflected as “Minority interest” in the Company’s consolidated statements of operations. In addition, certain of WFC’s and WCC’s activities are conducted with a lender which has participation interests in the returns generated by the assets that serve as collateral for the loans. The share of such activities held by this lender is reflected as “Investor participation interest” in the Company’s consolidated statements of operations.

        The following table compares operating loss (before taxes and minority interest) of our Specialty Servicing and Finance Operations for the years ended December 31, 2001 and 2000 (dollars in thousands).

                                                             WCC and WFC for the Year
                                                                Ended December 31,
                                                    ------------------------------------------
                                                                                    Increase
                                                        2001           2000        (Decrease)
                                                    ------------   ------------   ------------
         Servicing income .......................   $     18,481   $     14,257   $      4,224
         Interest income ........................          5,305          4,364            941
         Investment and other income ............            578          2,942         (2,364)
                                                    ------------   ------------   ------------
              Total income ......................         24,364         21,563          2,801
                                                    ------------   ------------   ------------
         Interest expense .......................          1,357          1,276             81
         (Recapture of) provision for
            loan losses .........................            (54)         1,669         (1,723)
         Compensation expense ...................         15,489         13,098          2,391
         Other expenses .........................          9,280          9,067            213
                                                    ------------   ------------   ------------
              Total expenses ....................         26,072         25,110            962
                                                    ------------   ------------   ------------
         Loss before taxes ......................   $     (1,708)  $     (3,547)  $      1,839
                                                    ============   ============   ============

Servicing Income
        The components of servicing income in our Specialty Servicing and Finance Operations are reflected in the following table:

                                                                           Year Ended
                                                                          December 31,
                                                                   ---------------------------
                                                                       2001           2000
                                                                   ------------   ------------
                                                                      (Dollars in thousands)
              Servicing revenue..................................  $     21,306   $     10,539
              Ancillary fees.....................................         4,986          2,994
              Amortization of mortgage servicing rights..........        (5,847)          (396)
              Impairment charge for mortgage servicing rights....        (1,552)            --
              Custodial float and other..........................         2,118          1,719
              Prepayment interest shortfall expense..............        (2,530)          (599)
                                                                   ------------   ------------
                  Total servicing income.........................  $     18,481   $     14,257
                                                                   ============   ============

        Servicing income for the year ended December 31, 2001 was approximately $18.5 million, compared with approximately $14.3 million for the year ended December 31, 2000. WCC’s servicing operations grew significantly during 2001 due to several acquisitions of servicing portfolios throughout the year. As a result of this continued expansion, our gross servicing revenue and ancillary fees (primarily late charges and prepayment penalties) increased by approximately 102% and 67%, respectively, over their 2000 levels. However, the continuing decline in mortgage interest rates during 2001 adversely impacted our servicing income in a number of ways.

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

        The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                                              December 31,   December 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                (Dollars in thousands)
             Single-family residential....................    $  3,020,267   $  1,909,761
             Multi-family residential.....................         141,297        163,511
             Commercial real estate.......................         192,275        223,539
             Consumer and other...........................          90,497        265,598
                                                              ------------   ------------
                  Total...................................    $  3,444,336   $  2,562,409
                                                              ============   ============

Interest Income and Interest Expense
        Interest income was approximately $5.3 million for the year ended December 31, 2001, compared with approximately $4.4 million for the year ended December 31, 2000, an increase of $0.9 million. This increase was due to higher loan interest income resulting from WFC’s purchase of approximately $10.6 million in principal balance of discounted loans in the third quarter of 2001.

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

Investment and Other Income
        The components of investment and other income in our Specialty Servicing and Finance Operations are reflected in the following table:

                                                                          Year Ended
                                                                         December 31,
                                                                  ---------------------------
                                                                      2001           2000
                                                                  ------------   ------------
                                                                     (Dollars in thousands)
                      Investment and other income:
                      Real estate owned, net..................    $       (165)  $       (847)
                      Gain on sale of loans...................             851          1,484
                      Loss on sale of securities..............            (262)          (495)
                      Investor participation interest.........          (1,036)            --
                      Other, net..............................           1,190          2,800
                                                                  ------------   ------------
                          Total investment and other income...    $        578   $      2,942
                                                                  ============   ============

        The decrease in investment and other income in 2001 as compared with 2000 is primarily a result of a decline in gains on sales of loans due to reduced sales activity in 2001. In addition, the amount for 2001 includes approximately $1.0 million in “investor participation interest,” which represents the share in certain of our activities held by outside co-investors. Other, net decreased primarily due to reimbursements received for inter-company expenses occurring in 2000 and not in 2001 as such expenses were not incurred in 2001, and the receipt of a $0.5 million settlement in the second quarter of 2000 on a prior loan purchase.

Compensation Expense
        Compensation and employee benefits were approximately $15.5 million for the year ended December 31, 2001, compared with approximately $13.1 million for the year ended December 31, 2000. This increase was due to higher salary expenses and contract labor costs over the prior year. WCC’s employee head count increased by approximately 31% from December 31, 2000 to December 31, 2001, reflecting the growth in the size of our servicing business.

Other Expenses
        Other expenses in our Specialty Servicing and Finance Operations were approximately $9.3 million for the year ended December 31, 2001, compared with approximately $9.0 million for the year ended December 31, 2000. Despite our generally successful efforts to reduce and control operating overhead, we were adversely affected throughout 2001 by litigation that arose from events prior to our 1999 restructuring. Our legal expenses, which consisted primarily of defense costs and advances to former executives related to such litigation, increased by $1.8 million, net of insurance recoveries, from 2000 to 2001. We believe that some costs may be recoverable through insurance in the future.

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

Asset and Liability Management

        It is our objective to attempt to control risks associated with interest rate movements. In general, management’s strategy is to limit our exposure to earnings volatility and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by the investment committee of the Company and the asset and liability committee of the Bank (the “Committees”) which meet to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses (including those attributable to hedging transactions), purchase activity, and maturities of investments and borrowings. FBBH’s Asset and Liability Committee establishes rate sensitivity tolerances (within regulatory guidelines) which are approved by the Bank’s Board of Directors, and coordinates with the Bank’s Board with respect to overall asset and liability composition.

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

        In March and August 2002, the Bank purchased a total of $13.1 million in interest-only federal agency-guaranteed mortgage-backed securities (I/Os) to hedge its exposure to possible interest rate increases. However, as interest rates continued to decline, the fair market value of the I/Os decreased significantly, and the Bank recorded write-downs on these securities totaling $3.6 million in 2002. Subsequent to incurring these impairment charges, the Bank sold the I/Os for a net realized gain of approximately $0.7 million in the third and fourth quarters of 2002. To replace the I/Os as a hedging technique, the Bank has entered into a $35 million notional principal amount interest rate swap agreement, which became effective in December 2002 and matures in December 2004. Pursuant to the agreement, the Bank will pay interest at a fixed rate of 2.22% and receive quarterly interest payments at the three-month LIBOR rate.

        We continually monitor the interest rate sensitivity of our portfolios of interest-earning assets and interest-bearing liabilities in conjunction with the current interest rate environment. When a new pool of loans, securities or mortgage servicing rights is acquired, we will assess the incremental change in our sensitivity to interest rates, and determine accordingly whether or not to hedge.

        In addition, as required by OTS regulations, the Bank’s Asset and Liability Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on the interest rate sensitivity of Net Portfolio Value (“NPV”), which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments. The Committee further evaluates such impacts against the maximum tolerable change in interest income that is authorized by the Board of Directors of the Bank.

        The following table quantifies the potential changes in the Company’s net portfolio value at December 31, 2002, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

                                           Interest Rate Sensitivity of Net Portfolio Value

                                                          Net Portfolio Value          NPV as % of Assets
                                                   --------------------------------   --------------------
                                                   $  Amount   $  Change   % Change   NPV Ratio    Change
                                                   ---------   ---------   --------   ---------   --------
        Change in Rates                                 (Dollars in thousands)
         +300bp..................................  $  97,288   $ (37,001)       (28)%    11.77%      (333) bp
         +200bp..................................    112,419     (21,870)       (16)     13.22       (188) bp
         +100bp..................................    129,302      (4,987)        (4)     14.77        (33) bp
            0bp..................................    134,289          --         --      15.10         --
         -100bp..................................    129,337      (4,952)        (4)     14.48        (62) bp
         -200bp..................................    124,280     (10,009)        (7)     13.86       (124) bp
         -300bp..................................    122,231     (12,058)        (9)     13.60       (150) bp

        In determining net portfolio value, Management relies upon various assumptions, including, but not limited to, prepayment speeds on the Company’s assets and the discount rates to be used. We review our assumptions regularly and adjust them when it is deemed appropriate based on current and future expected market conditions. At December 31, 2002, we utilized a lower discount rate than at the previous quarter-end because we believe the lower rate represents a more typical coupon rate that could be earned on newly-originated commercial and multi-family loans. As a result, our consolidated NPV increased substantially over the prior quarter under every rate-change scenario.

        Management believes that the assumptions (including prepayment assumptions) it uses to evaluate the vulnerability of our operations to changes in interest rates approximate actual experience and considers them reasonable. However, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on NPV could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based.

Regulation

        On June 8, 2000, the OTS terminated an OTS directive letter (the “Directive”) issued to the Bank on June 3, 1999. The Directive had required prior written approval of the OTS Assistant Regional Director for the Bank to engage in certain activities including material cash expenditures, loan pool purchases, capital distributions and the hiring of any executive officers. Additionally, the Directive had required the adoption of a monthly board resolution indicating that the Bank complied with the provisions stated in the Directive.

        On January 9, 2001, the OTS terminated Cease and Desist Orders to which WFSG, Wilshire Acquisitions Corporation (“WAC”, the holding company for the Bank), and WCC had stipulated on January 7, 2000. The orders had prohibited these entities from entering into transactions that would cause the Bank to violate or be in violation of transactions with affiliates’ regulations. The orders also had required 30-day advance notification before adding, replacing or terminating any member of the Bank’s board of directors or any senior executive of the Bank.

        On January 11, 2002, the OTS determined the Bank may reimburse WFSG for the Bank’s stand-alone tax obligations for periods that are no longer subject to tax carry-back. For those periods that are subject to tax carry-back, the Bank may reimburse WFSG in the lesser amount of WFSG’s actual payments to the taxing authorities or the Bank’s stand-alone tax obligations. The Bank reimbursed WFSG for actual payments to the taxing authorities in 2002 and 2001 of $0.7 million and $2.0 million, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.  On an ongoing basis, we evaluate the estimates used, including those related to allowances for loan losses, other than temporary impairment in the market values of investment securities and other assets, assumptions used to estimate fair values of certain financial instruments for which there is not an active market, the selection of yields utilized to recognize interest income on certain mortgage-backed securities, and contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies.  Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements:

• Mortgage-Backed and Other Investment Securities Available for Sale. The Company’s mortgage-backed and other investment securities available for sale are reported at their current fair market value. In determining current fair value when quotes from third parties are not available, we estimate the present value of the anticipated cash flows of the securities based on certain assumptions, including the amount and timing of future repayments, the discount rate to be used, and default rates and expected losses on the loans underlying the securities. If the change in market value is considered temporary, the unrealized holding gains and losses are reported net of tax, when applicable, as a separate component of accumulated other comprehensive income in stockholders’ equity. In the event of a decline in market value, management must evaluate whether the decline is temporary in nature or other than temporary. Declines that are considered other than temporary are reflected as “Market valuation losses and impairments” in the consolidated statements of operations and not as a direct reduction to stockholders’ equity. The Company’s portfolio of mortgage-backed and other investment securities available for sale increased significantly throughout 2001 and 2002 and, as of December 31, 2002, represented more than 30% of consolidated total assets. Consequently, fluctuations in the securities’ values can have a significant impact on our financial condition and results of operations.

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

• Mortgage Servicing Rights. Our loan servicing business represents an increasingly significant proportion of our core operations. In determining the fair value of our mortgage servicing rights (MSRs), we make assumptions of market discount rates, prepayment speeds, default rates and related servicing costs which affect the estimated present value of future cash flows. Changes in these assumptions and economic factors may result in increases or decreases in the carrying value of our MSRs and increases or decreases in the amortization of MSRs and valuation allowances related to MSRs.

• Income Taxes. At December 31, 2002, we had a total deferred tax asset of approximately $53.9 million. This asset represents the tax effect of future deductible or taxable amounts and is attributable to carryforwards, such as net operating losses and capital losses, and also to temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the Company’s income tax returns. In accounting for the deferred tax asset, we apply Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the deferred tax asset annually. Based on our evaluation at year-end 2002, we have recorded a valuation allowance of approximately $49.9 million. The net deferred tax asset, $4.0 million, is included in prepaid expenses and other assets in our consolidated statement of financial condition as of December 31, 2002. We currently believe that it is more likely than not that this portion of the deferred tax asset will be realized. However, there can be no assurance that the amount, if any, that we ultimately realize will not differ materially from our assessment. As portions of the deferred tax asset are realized and the valuation allowance is reduced, the related benefits, to the extent they relate to our post-reorganizational period, are recorded as a deferred tax benefit in our consolidated statements of operations. As benefits relating to our pre-reorganizational period are realized, they are recorded as a direct increase to stockholders’ equity.

• Contingencies. We are party to various legal proceedings, as discussed above and in the notes to the consolidated financial statements.  These matters have a degree of uncertainty associated with them.  We continually assess the likely outcomes of these proceedings, the amounts of any related ongoing costs, and the adequacy of amounts provided for these matters.   There also can be no assurance that all matters that may be brought against us or that we may bring against other parties are known to us at any point in time.

        For further information on these and other significant accounting policies, see Note 1 to the Consolidated Financial Statements.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

        See Item 7--Asset and Liability Management--of Part II of this Report.

ITEM 8. Financial Statements and Supplementary Data

        See Item 15 of Part IV of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        The following sets forth information about the executive officers and directors of the Company as of February 28, 2003. The business address of each executive officer and director is the address of the Company, 14523 SW Millikan Way, Suite 200, Beaverton, OR 97005, and each executive officer and director is a United States Citizen, unless otherwise noted.

Directors

        Larry B. Faigin, age 60, was appointed to the Board of Directors in June 1999 and has been Chairman since September 1999. In June 2002, Mr. Faigin was re-elected to a one-year term. Mr. Faigin is President and Chief Executive Officer of GreenPark Remediation, LLC, a company that specializes in acquiring environmentally-impacted land and remediating and improving the property for further development. Prior to joining that company, he was Chief Executive Officer of Home Capital Corporation, a subsidiary of HomeFed Bank. He also has served as a consultant to Chevron Corporation, and as Chief Executive Officer and Director of Wood Brothers Homes, Inc.

        Howard Amster, age 55, has been a director of the Company since November 2001 and, in June 2002, was elected to a one-year term. Mr. Amster is a principal of Ramat Securities Ltd., a Cleveland-based investment firm. Previously, Mr. Amster was an investment consultant with First Union Securities (formerly Kemper Securities) from 1992 to June 2000. From June 1979 to 1991, Mr. Amster was co-manager of a convertible bond hedging department at Kemper Securities. Mr. Amster is also a director of Horizon Group Properties, Inc., Maple Leaf Financial, and Astrex Inc., and previously served as a director of American Savings of Florida.

        Robert M. Deutschman, age 45, has been a director of the Company since June 1999 and, in June 2002, was re-elected to a one-year term. Mr. Deutschman is a Managing Director of Cappello Capital Corp., a financial service and advisory company which engages in merchant banking, venture capital and investment banking. Prior to joining Cappello, Mr. Deutschman was a Managing Director of Saybrook Capital Corp. From 1991 until 1994, Mr. Deutschman was a Senior Vice President and Director of Principal Investments in the Public Finance Group of Houlihan Lokey Howard & Zukin.

        Stephen P. Glennon, age 58, has been the Company’s Chief Executive Officer since September 1999 and a director since December 1999. In June 2002, he was re-elected to a one-year term on the Board of Directors. From 1994 until joining the Company, Mr. Glennon served as Chief Executive Officer of Glennon Associates, a firm of private investment bankers specializing in financial restructuring and turnaround management of financial sector companies. Mr. Glennon previously served as an investment banker with Lehman Brothers, N.Y. and Lepercq, de Neuflize & Co., N.Y. Mr. Glennon currently serves as a director of New Water Street Corporation, N.Y. and Point Clear Holdings, N.Y.

        Robert H. Kanner, age 55, has been a director of the Company since January 2002 and, in June 2002, was elected to a one-year term. From 1987 until the present, Mr. Kanner has been Chairman of the Board and President of Pubco Corporation, a manufacturer and marketer of labeling products and supplies and specialized construction products, and has been that company’s President and a director since 1983.

        Edmund M. Kaufman, age 73, has been a director of the Company since March 2000 and, in June 2002, was re-elected to a one-year term. Mr. Kaufman is a private investor and the owner of a bookstore specializing in mystery and crime fiction. Previously, Mr. Kaufman was a partner with the law firm of Irell & Manella LLP for thirty-six (36) years, specializing in mergers and acquisitions and corporate finance. Mr. Kaufman is a director emeritus of the Los Angeles Opera, and is a member of the Board of Trustees of the Friends of the University of California Press.

        Daniel A. Markee, age 45, has been a director of the Company since June 1999 and, in June 2002, was re-elected to a one-year term. Mr. Markee is a principal of LendSource, Inc., a firm specializing in the origination of first mortgage, home equity and consumer installment debt. From 1993 until 1997, Mr. Markee was involved in the real estate investment business as President of Forterra, Inc., and as a principal of Euro-American Partners, Inc.

        Bruce A. Weinstein, age 40, has been Executive Vice President and Chief Financial Officer of the Company since April 2001, and was appointed to the Board of Directors in January 2002. In June 2002, Mr. Weinstein was elected to a one-year term. From April 2000 to April 2001 Mr. Weinstein was Senior Vice President and Chief Financial Officer of the Company. Prior to this appointment, Mr. Weinstein served as Senior Vice President and Chief Financial Officer of Wilshire Credit Corporation since November 1999. From August 1998 to November 1999, Mr. Weinstein was Vice President, Finance of the Company. From March 1997 to August 1998, Mr. Weinstein had various operations and finance responsibilities at the predecessor company to WCC. Mr. Weinstein is a Certified Public Accountant.

Resignation of Director

        In January 2003 Mr. Peter S. Fishman announced his resignation from the Company's Board of Directors. Mr. Fishman's resignation was effective January 31, 2003.

Executive Officers

        Stephen P. Glennon, age 58, has been the Company's Chief Executive Officer since September 1999 and a director since December 1999. From 1994 until joining the Company, Mr. Glennon served as Chief Executive Officer of Glennon Associates, a firm of private investment bankers specializing in financial restructuring and turnaround management of financial sector companies. Mr. Glennon previously served as an investment banker with Lehman Brothers, N.Y. and Lepercq, de Neuflize & Co., N.Y. Mr. Glennon currently serves as a director of New Water Street Corporation, N.Y. and Point Clear Holdings, N.Y.

        Joseph W. Kiley III, age 47, has been President and Chief Executive Officer of FBBH since September 2001 and a director of FBBH since November 2001. From March 2001 until this appointment, Mr. Kiley served as the Bank's Executive Vice President and Chief Financial Officer. Prior to joining the Bank, Mr. Kiley was Executive Vice President of Operations and Chief Financial Officer of National Mercantile Bancorp, the parent of Mercantile National Bank in Century City, California from July 1996 to February 2001. Previously, Mr. Kiley was Chief Financial Officer of Hancock Savings Bank, F.S.B. in Los Angeles, California from 1992 to 1996. Mr. Kiley is a Certified Public Accountant.

        Jay H. Memmott, age 41, has been President and Chief Executive Officer of Wilshire Credit Corporation since November 1999. Prior to his appointment as President, Mr. Memmott served as Vice President in charge of Loan Servicing of the Company’s prior affiliated servicer from August 1997 to November 1999. From April 1990 to August 1997, Mr. Memmott served as a Vice President of Coast Federal Bank in Los Angeles, California.

        Bruce A. Weinstein, age 40, has been Executive Vice President and Chief Financial Officer of the Company since April 2001 and a director since January 2002. From April 2000 to April 2001 Mr. Weinstein was Senior Vice President and Chief Financial Officer of the Company. Prior to this appointment, Mr. Weinstein served as Senior Vice President and Chief Financial Officer of Wilshire Credit Corporation since November 1999. From August 1998 to November 1999, Mr. Weinstein was Vice President, Finance of the Company. From March 1997 to August 1998, Mr. Weinstein had various operations and finance responsibilities at the predecessor company to WCC. Mr. Weinstein is a Certified Public Accountant.

        Bradley B. Newman, age 41, has been Executive Vice President, Capital Markets since July 2002. Previously, Mr. Newman was Senior Vice President, Capital Markets from November 1999 to July 2002 and Vice President, Capital Markets/Securitization for the Company from August 1998 to November 1999. From September 1995 to August 1998, Mr. Newman was Chief Operating Officer of J.G. Newman Co., an insurance underwriter.

        Mark H. Peterman, age 55, has been the Company’s Executive Vice President, Legal Counsel and Secretary since November 1999. Mr. Peterman served as Senior Vice President and Legal Counsel from July 1998 through November 1999. Previously, Mr. Peterman was a partner in the law firm of Stoel Rives LLP between 1975 and July 1998.

        Russell T. Campbell, age 39, has been Senior Vice President, Acquisitions since April 2000. Mr. Campbell held several management positions at the Company from 1997 to April 2000. From 1992 to 1997, he was Chief Financial Officer for Oregon Business Media. Prior to 1992, Mr. Campbell was a CPA working in the commercial real estate industry.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and executive officers, and beneficial owners of more than 10% of the common stock of such company, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company’s securities. To the knowledge of the Company, no director, officer, or beneficial owner of more than 10% of the Company’s Common Stock has failed to timely furnish reports required of such person by Section 16(a) on Forms 3, 4 and 5.

ITEM 11. Executive Compensation

Compensation of Directors

        Each member of the Board of Directors who is not an officer or employee of the Company is paid an annual stipend of $25,000, a per-meeting fee of $1,000 for each Board of Directors’ meeting attended in person, $500 for each meeting attended telephonically, and a $500 per-meeting fee for each committee meeting attended on days other than when Board of Directors’ meetings are held. Non-employee directors who are also directors of FBBH receive an additional yearly stipend of $10,000. Directors who serve as the chair of the Audit Committee or of the Board receive an additional yearly stipend of $10,000, and the chairperson of the Compensation Committee receives an additional yearly stipend of $5,000. Other members of the Audit Committee and Compensation Committee receive yearly stipends of $5,000 and $2,500, respectively. In March 2002, the Board authorized one-time payments of $10,000 to the chairperson and $5,000 to each of the other two members of a special committee of the Board which was formed to analyze and advise the Board regarding a proposed transaction. Officers and employees of the Company who also serve as directors do not receive any retainer or additional fees for serving as a director.

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

        The following table sets forth the total compensation paid or accrued by the Company and the Bank to non-employee directors for services rendered during the years ended December 31, 2002, 2001 and 2000.

                                                                                Long-Term
                                             Cash Compensation                 Compensation
                                    ------------------------------------     ----------------
                                                Reimbursement    Total         Securities
                                                     for          Cash         Underlying
                          Year      Fees ($)     Expenses($)    Comp.($)     Options/ SARs(#)
                          ----      --------     -----------    --------     ----------------
                          2002      $550,561       $72,728      $623,289           190,000
                          2001      $431,223       $47,973      $479,196           155,000
                          2000      $346,845       $36,990      $383,835           180,000

Executive Compensation Table

        The following table sets forth the total compensation paid or accrued by the Company for services rendered during the year ended December 31, 2002 to the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company who were serving as executive officers at December 31, 2002.

                                                                                               Long-Term
                                                             Annual Compensation              Compensation
                                                     ------------------------------------    --------------
                                                                                 Other         Securities
                                                                                 Annual        Underlying
Name and Principal Position                   Year   Salary ($)    Bonus ($)    Comp.($)     Options/SARs(#)
---------------------------                   ----   ----------   ----------   ----------    --------------
Stephen P. Glennon..........................  2002   $   83,337   $  100,000   $   53,110(1)      300,000
   Chief Executive Officer                    2001   $       24   $  250,000   $   74,583(2)           --
                                              2000   $   75,016   $  100,000   $   68,406(3)      975,000

Jay H. Memmott..............................  2002   $  250,000   $  250,000           --              --
   Chief Executive Officer and President,     2001   $  225,224   $  175,000           --         100,000
   Wilshire Credit Corporation                2000   $  217,530   $  135,000           --         250,000

Bruce A. Weinstein..........................  2002   $  250,000   $  250,000           --              --
   Executive Vice President and               2001   $  214,223   $  175,000           --         100,000
   Chief Financial Officer                    2000   $  198,632   $  150,000           --         250,000

Bradley B. Newman...........................  2002   $  225,000   $  250,000           --              --
   Executive Vice President, Capital Markets  2001   $  190,000   $  125,000           --         125,000
                                              2000   $  161,952   $   75,000           --         125,000

Mark H. Peterman............................  2002   $  250,000   $  180,555           --              --
   Executive Vice President, Legal Counsel    2001   $  258,249   $   70,000           --          10,000
   and Secretary                              2000   $  269,010   $   50,000           --         125,000

_________________
(1) Includes $40,102 for personal living expenses and taxes.
(2) Includes $60,487 for personal living expenses and taxes.
(3) Includes $45,365 for personal living expenses and taxes.

Option/SAR Grants In Last Fiscal Year

The following table provides information concerning stock options granted by the Company during the year ended December 31, 2002 to each of the named executive officers.

                                              % of Total                                Potential Realizable Value
                                             Options/SARs                                at Assumed Annual Rates
                              Number of       Granted to                                      of Stock Price
                              Securities     Employees in                                    Appreciation for
                              Underlying      Year Ended    Exercise or                       Option Term (1)
                             Options/SARs    December 31,   Base Price    Expiration   ---------------------------
Name                          Granted (#)        2002          ($/sh)        Date           5%             10%
----                        --------------   ------------   -----------   ----------   ------------   ------------
Stephen P. Glennon.....         300,000          84.51%       $2.34          2012      $    441,484   $  1,118,807

__________

(1)	These amounts represent hypothetical gains that could be achieved for the options if they are exercised at the end of their terms. The assumed 5% and 10% rates of stock price appreciation are mandated by rules of the Securities and Exchange Commission. They do not represent the Company's estimate or projection of future prices of the Common Stock.

Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

        The following table lists the aggregate number of unexercised options and the value of unexercised in-the-money options at December 31, 2002 for each of the named executive officers. The Company has no outstanding SARs.

                                                                    Number of Securities          Value of Unexercised
                                                                   Underlying Unexercised       In-the-Money Options/SARs
                                                                Options/SARs at FY-End (#)            at FY-End ($)
                          Shares Acquired        Value         -----------------------------   ---------------------------
Name                      on Exercise (#)     Realized ($)     Exercisable     Unexercisable   Exercisable   Unexercisable
------------------------  ---------------     ------------     -----------     -------------   -----------   -------------
Stephen P. Glennon......         --                --           1,100,000          175,000     $ 2,229,688   $     168,000
Jay H. Memmott..........         --                --             233,333          116,667         462,916         189,584
Bruce A. Weinstein......         --                --             233,333          116,667         462,916         189,584
Bradley B. Newman.......         --                --             156,667           93,333         277,071         148,966
Mark H. Peterman........         --                --             120,000           15,000         260,600          25,575

Long Term Incentive Plan Awards In Last Fiscal Year

        No long term incentive plan awards were made during the 2002 fiscal year to any of the named executive officers.

Employment Arrangements

        From April 1, 2000 to February 28, 2002, the Company’s Chief Executive Officer, Mr. Stephen P. Glennon, received a salary of $24 per year for two years, and was reimbursed for certain living expenses. Mr. Glennon also was granted 575,000 stock options at a price of $1.1875 per share. The options vested at the rate of 25,000 per month and had vested in full as of February 28, 2002. Mr. Glennon’s salary was adjusted to $100,000 for the period from March 1, 2002 through February 28, 2003, and to $300,000 for the period from March 1, 2003 through February 29, 2004. In each case he will continue to be reimbursed for certain living expenses. Mr. Glennon also was granted 300,000 stock options at a price of $2.34 per share, vesting at the rate of 12,500 per month for each month of employment completed by Mr. Glennon. Mr. Glennon’s new agreement provides that, in the event of a change in control of the Company, all of his options will vest and immediately become exercisable, and he will be paid $500,000 in consideration of a general release of all claims. If the Company terminates Mr. Glennon’s employment without cause, all of his stock options will vest and he will be paid $150,000 in exchange for a general release of all claims. In the event Mr. Glennon voluntarily terminates his employment, he shall receive only those options that vested through the date of his resignation and will receive no further salary.

        The Company and the Bank entered into an Employment, Confidentiality and Contingent Severance Agreement with Mr. Joseph W. Kiley III, effective as of January 1, 2003 (the “Kiley Agreement”). The Kiley Agreement provides that Mr. Kiley serve as President and Chief Executive Officer of the Bank commencing January 1, 2003. Pursuant to the Kiley Agreement, Mr. Kiley’s employment is for a term of twelve (12) months, automatically renewing for successive periods of twelve months each, unless, at least 90 days before the expiration of such twelve-month period, either the members of the board of directors of the Bank (the “Board of Directors” or the “Board”) gives written notice of non-renewal to Mr. Kiley, or Mr. Kiley gives written notice of non-renewal to the Bank. Under the Kiley Agreement, Mr. Kiley receives an annual base salary of $275,000, and is entitled to participate in the Bank’s employee benefit plans, medical, dental, vision, disability or insurance programs, if any, to the extent offered to other officers of similar position under the Bank’s personnel policies. The Company and Mr. Kiley have entered into (1) an Amended and Restated Incentive Stock Options Agreement dated March 12, 2001 for 150,000 options and (2) Incentive Stock Option Agreement dated October 2, 2001 for 50,000 options. Mr. Kiley’s rights to such stock options shall be determined by the terms and conditions of said agreements. All stock options granted under the Kiley Agreement are granted at a price equal to the fair market value of the Company’s Common Stock on the date of grant. Pursuant to the Kiley Agreement, in the event Mr. Kiley’s employment is terminated upon the occurrence of an “Other Event of Termination,” (as defined in the Kiley Agreement) he is entitled to an amount equal to his then annual base salary and to life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank or the Company for Mr. Kiley prior to his termination of employment at no cost to him for a period of one year, subject to certain limitations. Under the Kiley Agreement, in the event of a “change in control” (as defined in the Kiley Agreement) of the Bank or the Company, Mr. Kiley is entitled to an amount equal to two times his then annual base salary. In addition, Mr. Kiley’s stock options become immediately vested and exercisable. The Kiley Agreement is attached hereto as Exhibit 10.25.

        In October 2000, the Company gave change-in-control agreements to Messrs. Bruce A. Weinstein, Jay H. Memmott, Mark H. Peterman, Russell T. Campbell and Bradley B. Newman. The Company revised portions of these agreements in April 2001 and June 2002. These agreements provide that, in the event of a change in control of the Company or WCC, these executives would be entitled to receive a severance payment if within 120 days after a change in control, their employment is involuntarily terminated by the Company for any reason other than cause or death or disability, or they voluntarily terminate their employment after certain adverse changes in the terms of their employment (“Good Reason”). In addition, these executives are entitled to their severance payment if they terminate their employment after the 120-day period, whether or not they have been terminated without cause or voluntarily terminate for Good Reason. The amount of the severance payment for these executives would be twice their annual base salary.

Compensation Committee Report On Executive Compensation

        The Compensation Committee report below shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Securities Act or Exchange Act. The Compensation Committee of the Board of Directors of the Company (the “Committee”) is made up exclusively of non-employee directors. The Committee administers the executive compensation programs of the Company. All actions of the Committee pertaining to executive compensation are submitted to the Board of Directors for approval.

        The Company’s executive compensation program is designed to attract, retain, and motivate high caliber executives and to focus the interests of the executives on objectives that enhance stockholder value. These goals are attained by emphasizing “pay for performance” by having a portion of the executive’s compensation dependent upon business results and by providing equity interests in the Company. The principal elements of the Company’s executive compensation program are base salary and stock options. In addition, the Company anticipates that it will recognize individual contributions as well as overall business results, using a discretionary bonus program.

Base Salary

        Base salaries for the Company’s executives are intended to reflect the scope of each executive’s responsibilities, the success of the Company, and contributions of each executive to that success. Executive salaries are adjusted gradually over time and only as necessary to meet this objective. Increases in base salary may be moderated by other considerations, such as geographic or market data, industry trends or internal fairness within the Company.

Bonuses

        Annual bonuses were paid by the Company and the Bank for 2002 based in part upon a 2002 bonus formula and the discretion of the Committee and the Bank’s board of directors. The amount of the annual bonuses paid to executives by the Company was determined by the Committee and approved by the Company’s board of directors and the amount of the annual bonuses paid by the Bank was determined by the Bank’s board of directors. Annual bonuses paid to other employees were based on their individual contributions towards meeting the overall objectives of the Company.

Incentive Stock Option Plans

        The Company adopted a stock option plan, the 1999 Equity Participation Plan, on December 2, 1999. The 1999 Equity Participation Plan permits the Company to grant incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), restricted stock and stock appreciation rights (collectively “Awards”) to employees, directors and consultants of the Company and subsidiaries of the Company. In June 2000 the Plan was amended to increase the number of shares reserved for issuance by 1,200,000 shares of common stock to an aggregate of 4,000,000 shares, and to allow any participant in the Plan to receive grants of options or other awards with respect to up to 1,000,000 shares of common stock per year. In January 2001 the Plan was further amended to revise the definition of “change in control” in those provisions of the Plan that permit accelerated vesting of the options in the event of a change in control, and in April 2001, the Plan was amended to provide that all options would vest upon certain changes in control of the Company or the Bank. In March 2002 the Board passed a resolution providing that options granted after January 1, 2002 would not automatically include a provision for immediate vesting upon a change in control, unless otherwise determined by the Committee. The Company also amended Mr. Memmott’s stock option agreements to provide that his options also will immediately vest upon a change in control of WCC.

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

        On June 25, 2002, the Company adopted a new stock option plan, the 2002 Equity Participation Plan, which authorizes up to 1,000,000 shares of Company common stock for issuance. Under the 2002 Equity Participation Plan, the Company may grant ISOs and NSOs, and also may grant or sell shares of common stock of the Company to employees, consultants and directors of the Company, the Bank or any other subsidiary of the Company. The terms of the 2002 Equity Participation Plan with respect to the granting, vesting and exercise of stock options are substantially the same as those under the 1999 Equity Participation Plan.

CEO Compensation

        As discussed previously, from April 1, 2000 to February 28, 2002 Mr. Glennon agreed to forego substantially all of his cash compensation for options to acquire 575,000 shares of the Company’s common stock. The purpose of this arrangement was to improve the Company’s cash flow and to provide added incentive for high levels of performance and for unusual efforts to increase the earnings and performance of the Company. Mr. Glennon’s current employment agreement, while providing for a base salary, continues to provide incentives for improving the Company’s earnings and shareholder value, as the agreement grants an additional 300,000 stock options at the current market price. The Committee believes that these arrangements are in the best interests of the Company and its stockholders, as the value of Mr. Glennon’s compensation is directly aligned with the financial performance of the Company.

COMPENSATION COMMITTEE Daniel A. Markee Howard Amster Robert M. Deutschman Robert H. Kanner Edmund M. Kaufman

Compensation Committee Interlocks and Insider Participation

        Messrs. Markee, Amster, Deutschman, Kanner and Kaufman served on the Compensation Committee during 2002. No Committee member was, during the year ended December 31, 2002, an officer or employee of the Company or any of its subsidiaries.

Performance Graph

The following Performance Graph covers the period beginning July 7, 1999 when the Company’s new Common Stock commenced trading, through December 31, 2002. The graph compares the performance of the Company’s Common Stock to the S&P 500 and a Financial Services Index (“FSI”).

                                                     2002 Measurement Period(1)(2)

                                         July 7,      December 31,      December 31,      December 31,       December 31,
                                           1999            1999             2000              2001               2002
                                         --------     ------------      ------------      ------------       ------------
            Company...................   $ 100.00       $  39.29          $  35.71           $ 58.57             $94.29
            FSI(3)....................     100.00          94.64             77.91             77.30              70.21
            S&P 500...................     100.00         105.26             94.59             82.25              63.03

__________

(1) Assumes all distributions to stockholders are reinvested on the payment dates.

(2) Assumes $100 invested on July 7, 1999 in the Company's Common Stock, the S&P 500 Index and the FSI.

(3) The companies included in the FSI were Advanta Corporation, American Business Financial Services Inc., American Express Company, Bingham Financial Services Corporation, CIT Group Inc., Equivest Finance Inc., Resource America Inc. and Ocwen Financial Corporation.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        The shares of common stock constitute the only outstanding class of voting securities of the Company. As of February 28, 2003, there were 18,247,994 shares of common stock outstanding and entitled to vote and approximately 47 stockholders of record.

        The following table shows, as of February 28, 2003, the beneficial ownership of common stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each named executive officer, and (iv) all directors and executive officers as a group.

                                                                            Amount and Nature of
                                                                                 Beneficial           Percent of
Name, Title and Address of Beneficial Owner                                    Ownership (1)            Class
--------------------------------------------                                --------------------      ----------
Capital Research and Management.......................................           3,959,160               21.7%
   333 South Hope Street, 55th Floor
   Los Angeles, CA 90071
Directors and executive officers:
Larry B. Faigin (2)...................................................             177,883 (3)            1.0%
Howard Amster.........................................................           2,529,331 (4)           13.9%
   23811 Chagrin Blvd. #200
   Beachwood, OH 44122
Robert M. Deutschman (2) .............................................             154,583 (5)            *
Stephen P. Glennon (2)................................................           1,150,000 (6)            5.9%
Robert H. Kanner......................................................           1,865,000 (4)           10.2%
   3830 Kelley Ave
   Cleveland, OH 44114
Edmund M. Kaufman (2).................................................             156,033 (5)            *
Daniel A. Markee (2)..................................................             511,249 (7)            2.8%
Bruce A. Weinstein (2)................................................             236,533 (8)            1.3%
Jay H. Memmott (2)....................................................             233,333 (8)            1.3%
Bradley B. Newman (2).................................................             156,667 (9)            *
Mark H. Peterman (2)..................................................             120,000 (10)           *
All directors and executive officers as a group (11 persons)..........           7,290,612 (11)          35.8%

__________

(1)	Amounts include stock options vesting within 60 days of February 28, 2003.
(2)	The address for this stockholder is c/o Wilshire Financial Services Group Inc., 14523 SW Millikan Way, Suite 200, Beaverton, OR 97005.
(3)	Includes 23,333 shares of common stock which may be acquired upon the exercise of options.
(4)	Includes 10,000 shares of common stock which may be acquired upon the exercise of options.
(5)	Includes 53,333 shares of common stock which may be acquired upon the exercise of options.
(6)	Includes 1,150,000 shares of common stock which may be acquired upon the exercise of options.
(7)	Includes 53,333 shares of common stock which may be acquired upon the exercise of options. Also includes 441,666 shares owned through Forterra-Wilshire Partners, LLC ("Forterra-Wilshire"). Mr. Markee is the Managing Partner of Forterra-Wilshire and owns a 2.5% interest in the limited-liability company.
(8)	Includes 233,333 shares of common stock which may be acquired upon the exercise of options.
(9)	Includes 156,667 shares of common stock which may be acquired upon the exercise of options.
(10)	Includes 120,000 shares of common stock which may be acquired upon the exercise of options.
(11)	Includes 2,096,665 shares of common stock which may be acquired upon the exercise of options.

        * Less than 1%.

ITEM 13. Certain Relationships and Related Transactions

        Edmund M. Kaufman, a Director of the Company, is a retired Partner with the law firm of Irell & Manella LLP, one of the Company’s counsel. Previously, Mr. Kaufman was a Senior Partner with Irell & Manella LLP for thirty-six years. In 2002, the Company paid approximately $1,198,000 in legal fees to Irell & Manella.

        In January and February 2002 the Company issued a total of $7.69 million in 8% convertible subordinated debentures due December 15, 2005 to five of its Directors in a private placement. The proceeds from this issuance provided the majority of the financing for the Company’s December 2001 repurchase of approximately 4.2 million shares of its common stock from entities affiliated with American Express Financial Advisors Inc. The following Directors purchased debentures in the following amounts: Robert H. Kanner, $4.2 million; Howard Amster, $2.25 million; Daniel A. Markee (through Forterra-Wilshire Partners, LLC, of which Mr. Markee is the Managing Partner), $1.0 million; Larry B. Faigin, $132,000; and Edmund M. Kaufman, $108,000. In July 2002, after the Company called for redemption of the debentures, the Directors elected to convert their holdings into common stock. Accordingly, the Company canceled the debentures and issued a total of 3,396,416 shares of WFSG common stock to the Directors in proportion to each Director’s initial investment. The Company incurred approximately $0.3 million in interest expense on the debentures during the year ended December 31, 2002.

        In July 2002, the Company repurchased a total of 1,457,358 shares of its common stock from Thrivent Financial for Lutherans (“TFL,” formerly known as Lutheran Brotherhood). These shares represented TFL’s entire interest in the Company’s common stock, or approximately 7% of the total WFSG shares then outstanding. The purchase price for the shares was approximately $5.1 million, or $3.50 per share.

PART IV

ITEM 14. Controls and Procedures

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

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) Financial Statements

        See Index to Financial Statements immediately following Exhibit Index.

        (b) Reports on Form 8-K:

Current report on Form 8-K, dated October 11, 2002, reporting the Company’s purchase of the 49.99% minority interest in its subsidiary, Wilshire Credit Corporation.

        (c) Exhibits

        See Exhibit Index immediately following the signature page.

INDEX TO FINANCIAL STATEMENTS

                                                                                      Page
                                                                                      ----
Wilshire Financial Services Group Inc. and Subsidiaries

Independent Auditors' Report.......................................................     F-2

Consolidated Financial Statements:

     Consolidated Statements of Financial Condition
         December 31, 2002 and 2001................................................     F-3

     Consolidated Statements of Operations
        Years ended December 31, 2002, 2001 and 2000...............................     F-4

     Consolidated Statements of Stockholders' Equity
        Years ended December 31, 2002, 2001 and 2000...............................     F-5

     Consolidated Statements of Cash Flows
        Years ended December 31, 2002, 2001 and 2000...............................     F-6

     Notes to Consolidated Financial Statements....................................     F-8

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Wilshire Financial Services Group Inc.
Beaverton, Oregon

We have audited the accompanying consolidated statements of financial condition of Wilshire Financial Services Group Inc. and Subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wilshire Financial Services Group Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

DELOITTE & TOUCHE LLP

Portland, Oregon
February 21, 2003

                                        WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                        (Dollars in thousands)

                                                                                          December 31,
                                                                                  ---------------------------
                                                                                      2002           2001
                                                                                  ------------   ------------
                                     ASSETS

Cash and cash equivalents ......................................................  $     17,579   $     39,974
Government agency mortgage-backed securities available for sale, at fair value .       211,082         64,377
AAA mortgage-backed securities available for sale, at fair value ...............        48,320         51,436
Other mortgage-backed securities available for sale, at fair value .............         2,133          3,727
Investment securities available for sale, at fair value ........................        11,962          8,000
Loans, net of allowance for loan losses of $7,980 and $8,384 ...................       486,667        526,070
Discounted loans, net of allowance for loan losses of $40,920 and $45,413 ......         6,630         15,309
Stock in Federal Home Loan Bank of San Francisco, at cost ......................        10,808          9,475
Real estate owned, net .........................................................         1,101            731
Leasehold improvements and equipment, net ......................................         3,218          3,198
Accrued interest receivable ....................................................         4,043          4,190
Servicer advance receivables, net ..............................................        19,922         18,266
Service fees receivable ........................................................         2,334          3,100
Purchased mortgage servicing rights, net .......................................         5,405          8,473
Receivables from other loan servicers ..........................................           462          1,788
Intangible assets, net .........................................................         3,701          3,960
Prepaid expenses and other assets ..............................................         7,654          7,966
                                                                                  ------------   ------------
          TOTAL ................................................................  $    843,021   $    770,040
                                                                                  ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Noninterest-bearing deposits ..............................................  $      3,659   $      2,794
     Interest-bearing deposits .................................................       392,122        436,675
     Short-term borrowings .....................................................        91,870          9,970
     Accounts payable and other liabilities ....................................        14,284         15,417
     FHLB advances .............................................................       216,000        189,500
     Long-term investment financing ............................................         4,284         14,474
     Trust preferred subordinated debt .........................................        20,000             --
     Investor participation liability ..........................................         1,346            528
                                                                                  ------------   ------------
          Total liabilities ....................................................       743,565        669,358
                                                                                  ------------   ------------

MINORITY INTEREST ..............................................................            --          9,262

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares
        outstanding ............................................................            --             --
     Common stock, $0.01 par value, 90,000,000 shares authorized,
        23,820,874 and 20,349,458 shares issued (including treasury shares of
        5,626,212 in 2002 and 4,168,854 in 2001) ...............................       114,357        105,530
     Treasury stock, 5,626,212 and 4,168,854 shares, at cost ...................       (15,106)       (10,005)
     Accumulated deficit .......................................................        (3,096)        (5,058)
     Accumulated other comprehensive income ....................................         3,301            953
                                                                                  ------------   ------------
          Total stockholders' equity ...........................................        99,456         91,420
                                                                                  ------------   ------------
          TOTAL ................................................................  $    843,021   $    770,040
                                                                                  ============   ============

See notes to consolidated financial statements.

                                        WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Dollars in thousands, except share data)

                                                                                      Year Ended December 31,
                                                                             ------------------------------------------
                                                                                 2002           2001           2000
                                                                             ------------   ------------   ------------
     INTEREST INCOME:
     Loans ................................................................  $     38,355   $     51,089   $     48,717
     Mortgage-backed securities ...........................................        13,522          4,265          4,084
     Securities and federal funds sold ....................................         1,140          2,269          1,719
                                                                             ------------   ------------   ------------
        Total interest income .............................................        53,017         57,623         54,520
                                                                             ------------   ------------   ------------
INTEREST EXPENSE:
      Deposits ............................................................        15,683         24,914         26,014
      Borrowings ..........................................................        13,578         10,781          9,641
                                                                             ------------   ------------   ------------
        Total interest expense ............................................        29,261         35,695         35,655
                                                                             ------------   ------------   ------------
NET INTEREST INCOME .......................................................        23,756         21,928         18,865
PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS ..............................           421         (1,784)        (4,027)
                                                                             ------------   ------------   ------------
NET INTEREST INCOME AFTER PROVISION FOR (RECAPTURE OF)
  LOSSES ON LOANS .........................................................        23,335         23,712         22,892
                                                                             ------------   ------------   ------------
OTHER INCOME:
      Servicing income ....................................................        25,631         17,046         12,691
      Loan fees and charges ...............................................           127          1,981          3,145
      Market valuation losses and impairments .............................        (3,712)            --             --
      Gain on sales of loans ..............................................         2,527          1,475          1,244
      Gain (loss) on sale of securities ...................................         2,258           (262)          (438)
      Real estate owned, net ..............................................            (9)           (46)          (308)
      Bankcard income, net ................................................            --          2,286          4,115
      Gain on sale of Bankcard operations .................................            --          5,118             --
      Investor participation interest .....................................        (1,757)        (1,036)            --
      Other income, net ...................................................         1,857          2,021          5,495
                                                                             ------------   ------------   ------------
        Total other income ................................................        26,922         28,583         25,944
                                                                             ------------   ------------   ------------
OTHER EXPENSES:
      Compensation and employee benefits ..................................        25,398         24,860         23,653
      Professional services ...............................................         4,986          6,752          4,596
      Occupancy ...........................................................         2,460          2,106          2,405
      FDIC insurance premiums .............................................           420            703            892
      Data processing .....................................................         1,063          1,387          1,553
      Communication .......................................................         1,162          1,363          1,515
      Insurance ...........................................................         1,178          1,130          1,045
      Corporate travel and development ....................................           323            475          1,002
      Depreciation ........................................................         1,748          1,816          2,705
      Amortization of intangibles .........................................           258            613            815
      Postage and courier expense .........................................         1,033            957            440
      Provision for litigation claims .....................................         3,600             --             --
      Other general and administrative expense ............................         3,248          2,168          2,241
                                                                             ------------   ------------   ------------
        Total other expenses ..............................................        46,877         44,330         42,862
                                                                             ------------   ------------   ------------
INCOME BEFORE MINORITY INTEREST AND INCOME TAX PROVISION ..................         3,380          7,965          5,974
MINORITY INTEREST .........................................................          (686)           647          1,203
                                                                             ------------   ------------   ------------
INCOME BEFORE INCOME TAX PROVISION ........................................         2,694          8,612          7,177
INCOME TAX PROVISION ......................................................           732          3,000          3,756
                                                                             ------------   ------------   ------------
NET INCOME ................................................................  $      1,962   $      5,612   $      3,421
                                                                             ============   ============   ============

     EARNINGS PER SHARE:
       Basic...............................................................  $       0.11   $       0.28   $       0.17
       Diluted.............................................................  $       0.10   $       0.27   $       0.17

     WEIGHTED AVERAGE SHARES OUTSTANDING:
       Basic...............................................................    17,142,561     20,138,015     20,035,458
       Diluted.............................................................    18,947,237     21,176,069     20,255,363

See notes to consolidated financial statements.

                                        WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (Dollars in thousands, except share data)

                                                                                                              Accumulated
                                     Preferred Stock      Common Stock          Treasury Stock                   Other
                                      --------------  --------------------  --------------------- Accumulated Comprehensive
                                      Shares  Amount    Shares    Amount      Shares      Amount     Deficit (Loss) Income  Total
                                      ------  ------  ----------  --------  ----------- ---------  --------- ------------- --------
BALANCE, January 1, 2000.............     --  $   --  20,033,600  $ 92,542           -- $      --  $(14,091)     $  (118)  $78,333
  Comprehensive income:
    Net income......................                                                                  3,421                  3,421
    Unrealized holding gains on
      available for sale securities
      - net of tax expense of $540
      (1)...........................                                                                                 778       778
    Unrealized gain on foreign
      currency translation..........                                                                                  89        89
                                                                                                                           -------
  Total comprehensive income........                                                                                         4,288
  Tax benefit from utilization of
    pre-reorganizational Net
    Operating Losses (Note 14)......                                 3,974                                                   3,974
  Allocation of additional shares
    pursuant to reorganization......                       1,858
                                      ---------------------------------------------------------------------------------------------
BALANCE, December 31, 2000...........     --      --  20,035,458    96,516           --        --   (10,670)         749     6,595
  Comprehensive income:
    Net income......................                                                                  5,612                  5,612
    Unrealized holding gains on
      available for sale securities
      - net of tax expense of $143
      (2)...........................                                                                                 204       204
                                                                                                                            -------
  Total comprehensive income........                                                                                         5,816
  Tax benefit from utilization of
    pre-reorganizational Net
    Operating Losses (Note 14)......                                 8,683                                                   8,683
  Exercise of stock options.........                     314,000       331                                                     331
                                                                                         (10,005)
  Treasury stock acquired...........                                        (4,168,854)                                    (10,005)
                                      ----------------------------------------------------------------------------------------------
BALANCE, December 31, 2001...........     --      --  20,349,458   105,530  (4,168,854)  (10,005)    (5,058)         953    91,420
  Comprehensive income:
    Net income......................                                                                  1,962                  1,962
    Unrealized holding gains on
      available for sale securities
      - net of tax expense of $1,851
      (3)...........................                                                                               2,490     2,490
    Unrealized loss on interest-rate
      swap - net of tax benefit of
      $101 (Note 15)................                                                                                (142)     (142)
                                                                                                                           --------
  Total comprehensive income........                                                                                         4,310
  Tax benefit from utilization of
    pre-reorganizational Net
    Operating Losses (Note 14)......                                   815                                                     815
  Exercise of stock options.........                      75,000        96                                                      96
  Conversion of subordinated
    debentures......................                   3,396,416     7,690                                                   7,690
  Receipt of income tax refund
    related to pre-
    reorganizational income (Note 14)                                  226                                                     226
                                                                                          (5,101)
  Treasury stock acquired...........                                        (1,457,358)                                     (5,101)
                                      ---------------------------------------------------------------------------------------------
BALANCE, December 31, 2002...........     --  $   --  23,820,874  $114,357  (5,626,212) $(15,106)  $ (3,096)     $ 3,301   $99,456
                                      ======  ======  ==========  ========  =========== =========  =========  ===========  ========

(1)        Includes reclassification adjustment for gain included in net income of $19, net of tax expense of $14.
(2)        Includes reclassification adjustment for gain included in net income of $176, net of tax expense of $127.
(3)        Includes reclassification adjustment for gain included in net income of $1,321, net of tax expense of $937.

See notes to consolidated financial statements.

                                        WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASHFLOWS
                                                        (Dollars in thousands)

                                                                                          Year Ended December 31,
                                                                                  ------------------------------------------
                                                                                      2002           2001           2000
                                                                                  ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ................................................................  $      1,962   $      5,612   $      3,421
     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
          Market valuation losses and impairments ..............................         3,712             --             --
          Provision for (recapture of) estimated losses on loans ...............           421         (1,784)        (4,027)
          Provision for losses on real estate owned ............................            37             49             90
          Valuation allowance for mortgage servicing rights ....................         1,060          1,552             --
          Depreciation and amortization ........................................         2,006          2,429          3,520
          Tax effect from utilization of net operating loss carryforward .......           815          4,183          3,974
          Gain on sale of real estate owned ....................................           (61)           (17)           (43)
          Loss on disposal of equipment ........................................            49             44              6
          Gain on sale of loans ................................................        (2,527)        (1,475)        (1,244)
          (Gain) loss on sale of securities ....................................        (2,258)           262            438
          Gain on sale of mortgage servicing rights ............................            --           (414)            --
          Amortization of discounts and deferred fees ..........................         3,481            451          2,157
          Amortization of mortgage servicing rights ............................         3,617          5,847            396
          Federal Home Loan Bank stock dividends ...............................          (533)          (453)          (390)
          Minority interest in WCC .............................................           686           (647)        (1,203)
          Other ................................................................            36             --             --
          Gain on extinguishment of debt .......................................            --             --           (399)
          Change in:
            Servicer advance receivables .......................................        (1,656)           797          4,709
            Service fees receivable ............................................           766           (902)          (896)
            Accrued interest receivable ........................................           147            (57)          (194)
            Receivables from other loan servicers ..............................         1,326          1,373         (2,240)
            Prepaid expenses and other assets ..................................           440          3,024         (9,772)
            Accounts payable and other liabilities .............................        (2,727)        (2,903)        (7,440)
            Investor participation liability ...................................           818            528             --
                                                                                  ------------   ------------   ------------
                   Net cash provided by (used in) operating activities .........        11,617         17,499         (9,137)
                                                                                  ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of loans ........................................................       (74,689)      (150,137)      (155,385)
      Loan repayments ..........................................................       185,251        233,314         98,592
      Loan originations ........................................................       (70,754)       (74,026)       (56,177)
      Proceeds from sale of loans ..............................................            --         32,101         12,160
      Purchase of discounted loans .............................................           (10)       (15,515)        (5,159)
      Proceeds from sale of discounted loans ...................................         7,395          7,337         17,446
      Purchase of mortgage-backed securities available for sale ................      (281,186)       (94,535)            --
      Repayments of mortgage-backed securities available for sale ..............        60,483         26,626          7,429
      Proceeds from sale of mortgage-backed securities available for sale ......        78,540          1,271          4,448
      Purchase of investment securities available for sale .....................       (13,731)        (8,000)            --
      Proceeds from sale of investment securities available for sale ...........        10,599             --             --
      Purchase of mortgage-backed securities held to maturity ..................            --             --         (5,607)
      Repayments of mortgage-backed securities held to maturity ................            --             --          3,298
      Purchase of securities held to maturity ..................................            --             --         (9,441)
      Proceeds from sale of securities held to maturity ........................            --             --          5,997
      Proceeds from redemption of FHLB stock ...................................            --             --            776
      Purchases of FHLB stock ..................................................          (800)        (2,407)        (1,426)
      Purchases of real estate owned ...........................................           (67)            --           (244)
      Proceeds from sale of real estate owned ..................................         1,433          3,054         12,676
      Purchases of leasehold improvements and equipment ........................        (2,024)        (1,285)        (2,406)
      Proceeds from sale of leasehold improvements and equipment ...............            44            166            175
      Purchase of mortgage servicing rights ....................................           (80)       (12,124)        (4,433)
      Proceeds from sale of mortgage servicing rights ..........................           377          1,210             --
      Purchase of minority interest in WCC .....................................       (12,000)            --             --
                                                                                  ------------   ------------   ------------
             Net cash used in investing activities .............................      (111,219)       (52,950)       (77,281)
                                                                                  ------------   ------------   ------------

See notes to consolidated financial statements.

                                        WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASHFLOWS (Continued)
                                                        (Dollars in thousands)

                                                                                          Year Ended December 31,
                                                                                  ------------------------------------------
                                                                                      2002           2001           2000
                                                                                  ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (decrease) increase in deposits ......................................  $    (43,688)  $      4,396   $     15,788
      Proceeds from FHLB advances ..............................................       104,000         70,500         68,000
      Repayments of FHLB advances ..............................................       (77,500)       (13,000)       (16,000)
      Increase (decrease) in short-term borrowings .............................        81,900            847        (22,381)
      Proceeds from long-term financing ........................................         2,444         20,567          1,634
      Repayments of long-term financing ........................................       (12,634)        (7,727)            --
      Repayment of notes payable to Wilshire Real Estate Investment Inc. .......            --             --         (5,275)
      Issuance of convertible subordinated debentures ..........................         7,690             --             --
      Issuance of trust preferred subordinated debt ............................        20,000             --             --
      Issuance of common stock .................................................            96            331             --
      Purchase of treasury stock ...............................................        (5,101)       (10,005)            --
                                                                                  ------------   ------------   ------------
            Net cash provided by financing activities ..........................        77,207         65,909         41,766
                                                                                  ------------   ------------   ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........................       (22,395)        30,458        (44,652)
CASH AND CASH EQUIVALENTS:
      Beginning of year ........................................................        39,974          9,516         54,168
                                                                                  ------------   ------------   ------------
      End of year ..............................................................  $     17,579   $     39,974   $      9,516
                                                                                  ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION--Cash paid during the year for:
      Interest .................................................................  $     29,529   $     33,983   $     32,953
      Income taxes, net ........................................................           496            625            875
NONCASH INVESTING ACTIVITIES:
      Additions to real estate owned acquired in settlement of loans ...........         1,712          1,963          2,917
      Transfer of securities  classified as held to maturity to available
        for sale................................................................            --             --         21,909
NONCASH FINANCING ACTIVITIES:
      Conversion of subordinated debentures into common stock ..................         7,690             --             --

See notes to consolidated financial statements.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations—Wilshire Financial Services Group Inc. (“WFSG” or the “Company”) conducts its operations primarily through non-bank subsidiaries, Wilshire Credit Corporation (“WCC”) and Wilshire Funding Corporation (“WFC”), and through a second-tier subsidiary savings bank, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”).

        WCC conducts a full-service mortgage loan servicing business, specializing in the servicing of labor-intensive mortgage pools. WFC conducts an investment and co-investment business with institutional investors where such investments align the Company’s interests with those of such institutional investors and provide operating leverage for the servicing operations of WCC. The Bank is engaged in a banking business focused primarily on niche lending products, including small-balance commercial and multi-family real estate lending. Until June 2001, the Bank also conducted a Visa and Mastercard processing business and operated a mortgage banking subsidiary, George Elkins Mortgage Banking (“GEMB”). Effective June 30, 2001, the Bank disposed of these two divisions.

        Administrative headquarters of the Company, WCC and WFC are located in Beaverton, Oregon. The Bank, a federally chartered savings institution regulated by the Office of Thrift Supervision (“OTS”), conducts its operations through a branch and a lending office in Southern California.

        The Company commenced loan acquisition and loan servicing operations in France, the United Kingdom and Ireland (the “European Operations”) in 1996. In the second quarter of 2000, the Company disposed of its European loan acquisition and servicing operations and loan portfolios.

        Principles of Consolidation—WFSG was incorporated in 1996 to be the holding company for Wilshire Acquisitions Corporation (“WAC”), which is the holding company for the Bank. WFSG formed certain non-bank subsidiaries, including WFC, and completed an initial public offering of common stock and a public debt offering in the fourth quarter of 1996. Intercompany accounts have been eliminated in consolidation.

        Effective May 31, 1999, as part of its restructuring under Chapter 11 of the U.S. Bankruptcy Code, the Company acquired a majority (50.01%) interest in its loan servicing subsidiary, WCC. The 49.99% interest not held by the Company is reflected as “Minority Interest” in the Company’s consolidated financial statements for periods through September 30, 2002. In October 2002, pursuant to a litigation settlement agreement (see Note 2), WFSG purchased the remaining 49.99% minority interest in WCC. Consequently, for periods subsequent to September 30, 2002, the Company’s consolidated financial statements reflect all of the accounts and operating results of WCC and will no longer contain an adjustment for minority interest.

        WCC and WFC conduct certain activities with a lender which has participation interests in the returns generated by the assets that serve as collateral for the loans. The accompanying consolidated financial statements include all of the accounts of these joint ventures. The share of these activities held by this lender is reflected as “Investor Participation” in the Company’s consolidated statements of financial condition, operations and cash flows.

        Fresh-Start Reporting-The Company accounted for its 1999 reorganization in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), which resulted in the creation of a new entity for financial reporting purposes. Pursuant to SOP 90-7, the Company adopted “fresh-start” reporting, whereby the carrying values of its assets and liabilities were adjusted to reflect their estimated fair values as of the May 31, 1999 effective date. The Company amortizes the fresh-start adjustments on a monthly basis over the expected remaining life of the related assets and liabilities.

        Use of Estimates in the Preparation of the Consolidated Financial Statements—The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include allowances for loan losses, valuation allowances for real estate owned, purchased mortgage servicing rights and net deferred tax assets, the determination of fair values of certain financial instruments for which there is not an active market, the evaluation of other than temporary impairment in the market values of investment securities and other assets, and the selection of yields utilized to recognize interest income on certain mortgage-backed securities. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

        Stock-Based Compensation— The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its Equity Participation Plans. Accordingly, no compensation expense has been recognized for grants under the 1999 and 2002 Equity Participation Plans. Had compensation expense for the Company’s Equity Participation Plans been determined based on the fair value at the grant date consistent with the methods of Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company’s net income and earnings per share for the years ended December 31, 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below.

                                                                             Year Ended December 31,
                                                                      ------------------------------------
                                                                         2002         2001         2000
                                                                      ----------   ----------   ----------
     Net income to common shareholders:
          As reported...............................................  $    1,962   $    5,612   $    3,421
          Pro forma.................................................       1,167        4,980        3,009
     Net income per common and common share equivalent:
          Basic earnings per share:
               As reported..........................................  $     0.11   $     0.28   $     0.17
               Pro forma............................................        0.07         0.25         0.15
          Diluted earnings per share:
               As reported..........................................  $     0.10   $     0.27   $     0.17
               Pro forma............................................        0.06         0.24         0.15

        There were no options granted during the years ended December 31, 2002, 2001 or 2000 with exercise prices below the market value of the stock at the grant date. The weighted average fair values of options granted during the years ended December 31, 2002, 2001 and 2000 were $1.06, $0.77, and $0.94, respectively. Fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 41% (2002), 40% (2001) and 72% (2000), risk-free interest rate of 2.9% (2002), 4.3% (2001) and 4.8% (2000), and expected lives of five years.

        Cash and Cash Equivalents—For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and securities with original maturities less than 90 days.

        Mortgage-Backed and Other Securities—The Company’s securities portfolios consist of mortgage-backed and other debt securities that are classified as available for sale. Securities classified as available for sale are reported at their fair market values with unrealized holding gains and losses on securities reported, net of tax, when applicable, as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Holding losses on securities classified as available for sale that are determined by management to be other than temporary in nature are reclassified from the unrealized holding losses included in accumulated other comprehensive income to current operations. Realized gains and losses from the sales of available for sale securities are reported separately in the Consolidated Statements of Operations and are calculated using the specific identification method.

        Loans and Discounted Loans, and Allowance for Loan Losses—Prior to the Company’s June, 1999 reorganization, its principal non-Bank business involved acquiring performing, sub-performing and non-performing loan portfolios, for prices generally at or below face value (i.e., unpaid principal balances plus accrued interest). Nonperforming loans (“discounted loans”) are generally acquired at deep discounts to face value and are recorded as Discounted loans, net in the Consolidated Statements of Financial Condition.

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

        The Company evaluates single-family real estate, consumer and other smaller balance, homogeneous loans for impairment on a collective basis. Management evaluates these loans for impairment by comparing management’s estimate of net realizable value to the net carrying value of the portfolios.

        All specific and general valuation allowances established for pools of loans and discounted loans are recorded in the allowance for loan losses. The allowance for each pool is decreased by the amount of loans charged off and is increased by the provision for estimated losses on loans and recoveries of previously charged-off loans. The allowance for each pool is maintained at a level believed adequate by management to absorb probable losses. Management’s determination of the adequacy of the allowance is based on a number of factors, including, but not limited to, the following: the Company’s historical and recent loss experience in its portfolios; the volume, severity and trend of non-performing assets; the extent to which refinances or loan modifications are made to maintain loans in a current status; known deterioration in credit concentrations or certain classes of loans; loan to value ratios of real estate secured loans; risks associated with specific types of collateral; the quality and effectiveness of the lending policy, loan purchase policy, internal asset review policy, charge-off, collection and recovery policies; current and anticipated conditions in the general and local economies which might affect the collectability of the loan; anticipated changes in the composition or volume of the portfolio; reasonableness standards in accordance with regulatory agency policies; and the comparison of the Company ‘s allowance with that of industry peers.

        It is the Company’s policy to establish an allowance for uncollectible interest on loans that are past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

        Purchased Mortgage Servicing Rights—Purchased Mortgage Servicing Rights (MSRs) are reported at the lower of amortized cost or fair value. At the time a servicing portfolio is acquired, the Company capitalizes the purchase price of the MSRs. Subsequently, the Company amortizes such costs on a monthly basis in proportion to and over the period of the estimated future net servicing revenues.

        On a quarterly basis, the Company evaluates MSRs for impairment. MSRs are stratified based on the predominant risk characteristics of the underlying financial assets. The fair value of the MSRs is then determined by estimating the present value of expected future cash flows, using a discount rate that is considered commensurate with the risks involved. The amounts and timing of the cash flows are estimated after considering various economic factors including prepayment speeds, delinquency, default assumptions and related servicing costs. The amount, if any, by which the amortized cost exceeds the fair value is recorded as an impairment and recognized through a valuation allowance.

        Intangible Assets, net—Intangible assets consist of goodwill and core deposit intangibles at FBBH. The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

        Foreign Currency Translation—All assets and liabilities relating to the Company’s European activities were translated at current exchange rates. The results of the Company’s foreign operations were translated at the average exchange rate for each reporting period. Translation adjustments, related hedging results and applicable income taxes were included, when material, in the accumulated translation adjustments as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity. The Company disposed of its European operations during the second quarter of 2000.

        Real Estate Owned—Real estate acquired in settlement of loans or purchased directly is held for sale and is originally recorded at the lower of fair value less estimated costs to sell, the carrying value of the underlying loan, or purchase price, respectively. Any excess of net loan cost basis over the fair value less estimated selling costs of real estate acquired through foreclosure is charged to the allowance for loan losses. Any subsequent operating expenses or income, reductions in estimated fair values, as well as gains or losses on disposition of such properties, are recorded in current operations.

        Leasehold Improvements and Equipment—Office leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets, which currently range from one to seven years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

        Servicer Advance Receivables, net—In the normal course of performing loan servicing activities, WCC makes servicer advances to various unrelated third parties which represent (1) impound payments on behalf of borrowers, (2) scheduled remittances of principal and interest on certain securitizations, and (3) loan collection costs on securitizations and other servicing arrangements. In the accompanying consolidated financial statements, these advances are presented net of collections from mortgagors which, in certain circumstances, are used to fund these advances.

        Derivatives and Hedging Transactions—As part of the Bank’s interest rate management process, the Bank may enter into interest rate swaps and other financial instruments in order to mitigate the impact of rising interest rates on the cost of its short-term borrowings and market value of its portfolio securities. The Bank does not use derivatives to speculate on interest rates.

        The Bank adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001. Under SFAS No. 133, all derivatives are recorded at fair value and presented as either assets or liabilities on the Bank’s balance sheets. At December 31, 2002, the Bank’s outstanding interest rate swap qualifies as cash flow hedge and is deemed to be a fully effective hedge under SFAS No. 133. Changes in fair values of the swap are not reflected in current earnings, but reflected in accumulated other comprehensive income. Currently, the fair value of the interest rate swap is determined by values obtained from outside independent sources. If the Bank were to change current or anticipated borrowings so that they were no longer appropriately matched to the swap agreement, the agreement might no longer qualify for hedge accounting treatment. In that case, changes in their fair values would affect net income.

        Income Taxes—The provision for income taxes is based on income recognized for financial statement purposes. The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return. WCC, which is consolidated for financial reporting purposes, was not eligible to be included in WFSG’s consolidated federal income tax return for tax years through the year ended December 31, 2001 because it did not meet the required ownership threshold of 80% (the Company’s economic interest was 50.01%). As a result of the purchase of WCC’s minority interest described above, WCC’s operations for periods subsequent to September 30, 2002 will be included in the Company’s consolidated tax return, since WFSG now owns 100% of WCC.

        Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the potential deferred tax asset will not be realized.

        The Company and its subsidiaries have entered into a tax sharing agreement under which the tax liability is to be allocated pro rata among entities that would have paid tax if they had filed separate income tax returns. In addition, those entities reimburse loss entities pro rata for the reduction in tax liability as a result of their losses. The OTS has presently limited the amount of the Bank’s tax payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company.

        Bankcard Operations—Bankcard income, net, includes merchant discounts and transaction fees for processing Visa® and Mastercard® transactions and is offset by bankcard expense consisting primarily of fees paid to the Company’s third-party processors and interchange fees paid to card-issuing banks. Other direct and indirect costs of Bankcard operations are included in various other categories of expenses and are not specifically allocated separately from other operating expenses of the Company. The Bankcard division was sold effective June 30, 2001.

        Earnings per Share—Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the Company’s outstanding stock option contracts were exercised and resulted in the issuance of common stock that then shared in the earnings of the Company.

        New Accounting Pronouncements—In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Among other provisions, SFAS No. 145 rescinds the requirement that all gains and losses from extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion No. 30. Pursuant to SFAS No. 145, the Company has reclassified its August 2000 gain of $0.4 million (before income taxes of $0.2 million) on extinguishment of debt to other income, net for the year ended December 31, 2000, and no longer reports this gain, net of tax, as an extraordinary item.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure–an Amendment of FASB Statement No. 123 (SFAS No. 123).” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years beginning after December 15, 2002, with early adoption permitted. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company continues to apply the disclosure-only provisions of SFAS No. 123 and therefore does not expect the adoption of SFAS No. 148 to have a material impact on its financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescinds FIN No. 35. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN No. 45.

        Reclassifications—Certain items in the consolidated financial statements for 2001 and 2000 were reclassified to conform to the 2002 presentation, none of which affect previously reported net income.

2. SETTLEMENT OF LITIGATION

        On May 13, 2002, the Company entered into an agreement to resolve all issues with all of the plaintiffs in litigation arising from the financial collapse of Capital Consultants LLC (“CCL”). The settlement agreement also provided for the Company to enter into a purchase agreement to purchase the 49.99% minority interest in the Company’s subsidiary, Wilshire Credit Corporation (“WCC”). On June 19, 2002, the settlement agreement and agreement to purchase the minority interest in WCC were approved by the Federal District Court for the State of Oregon. The execution of the settlement agreement does not affect WFSG’s complete denial of all such claims. The Company has substantially completed all of its obligations under the settlement, including the purchase of the WCC stock.

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

        The Company’s cash cost of the settlement and stock acquisition totaled approximately $15 million plus a share of the proceeds from the above-mentioned sale of real property. In 2002, the Company recorded a $3.6 million provision for estimated expenses and losses in connection with the settlement, $0.6 million in related charges, and approximately $0.55 million in legal fees and expenses, net of insurance reimbursement, associated with finalizing and implementing this settlement. The settlement is expected to eliminate most of the Company’s future costs arising from the financial collapse of CCL. However, the Company does expect to incur additional expenses in connection with legal costs for prior officers arising from the events that gave rise to the litigation. Such costs were approximately $1.7 million for the year ended December 31, 2002.

3. MARKET VALUATION LOSSES AND IMPAIRMENTS

        The Company evaluates, on an ongoing basis, the carrying value of its securities portfolio. To the extent differences between the book bases of the securities accounted for as available-for-sale and their current market values are deemed to be temporary in nature, such unrealized gains or losses are reflected directly in stockholders’ equity as “accumulated other comprehensive (loss) income. Impairments that are deemed to be other than temporary are charged to income as “market valuation losses and impairments.” In evaluating impairments as other than temporary, the Company considers the magnitude and trend in the decline of the market value of securities, the Company’s ability to collect all amounts due according to the contractual terms and the Company’s expectations at the time of purchase.

        Total market valuation losses and impairments for the year ended December 31, 2002 were $3.7 million. Approximately $3.6 million of these write-downs related to three interest-only federal agency-guaranteed mortgage-backed securities (I/Os) which the Bank purchased in 2002 as a hedge against possible increases in interest rates. However, as rates continued to decrease throughout 2002, the I/Os declined significantly in value. Since this impairment was deemed to be other than temporary, the write-downs were reflected as “market valuation losses and impairments” in the accompanying statements of operations, and not as a reduction to stockholders’ equity. In August 2002 the Bank sold two of the I/Os for an additional loss of approximately $0.1 million. In the fourth quarter of 2002, the remaining I/O recovered in value, and the Bank sold the security for a realized gain of approximately $0.8 million. The realized gains and losses on sale are included in the net gain on sales of securities in the accompanying consolidated statements of operations. There were no recorded market valuation losses and impairments for the years ended December 31, 2001 or 2000.

4. SECURITIES

        The amortized cost, fair value and gross unrealized gains and losses on mortgage-backed and other investment securities as of December 31, 2002 and 2001 are shown below. Fair market value estimates were obtained using discounted cash-flow models or from independent parties.

                                                                                                            Estimated
                                                                                Gross          Gross           Fair
                                                               Amortized      Unrealized     Unrealized       Market
                                                                  Cost          Gains          Losses         Values
                                                              ------------   ------------   ------------   ------------
December 31, 2002
Available-for-sale:
     Government agency mortgage-backed securities ..........  $    207,802   $      3,280   $         --   $    211,082
     AAA mortgage-backed securities ........................        47,698            622             --         48,320
     Other mortgage-backed securities ......................           317          1,834             18          2,133
       Investment securities ...............................        11,750            212             --         11,962
                                                              ------------   ------------   ------------   ------------
          Total available for sale .........................  $    267,567   $      5,948   $         18   $    273,497
                                                              ============   ============   ============   ============

                                                                                                            Estimated
                                                                                Gross          Gross           Fair
                                                               Amortized      Unrealized     Unrealized       Market
                                                                  Cost          Gains          Losses         Values
                                                              ------------   ------------   ------------   ------------
December 31, 2001
Available-for-sale:
     Government agency mortgage-backed securities ..........  $     64,965   $        333   $        921   $     64,377
     AAA mortgage-backed securities ........................        51,630             63            257         51,436
     Other mortgage-backed securities ......................         1,356          2,371             --          3,727
       Investment securities ...............................         8,000             --             --          8,000
                                                              ------------   ------------   ------------   ------------
          Total available for sale .........................  $    125,951   $      2,767   $      1,178   $    127,540
                                                              ============   ============   ============   ============

        As of December 31, 2002, the Company had no securities maturing in less than five years, $1,464 fair value and $1,452 unamortized cost of securities maturing in over five years through ten years, and approximately $272,033 fair value and $266,113 unamortized cost of securities maturing after ten years. However, the Company expects to receive payments on its securities over periods considerably shorter than their contractual maturities.

        The Company received proceeds of $89,139, $1,271 and $4,448, respectively, on sales of available-for-sale securities during the years ended December 31, 2002, 2001 and 2000. Gains and losses from sales of available-for-sale securities were $2,468 and $210, respectively, for the year ended December 31, 2002; $0 and $262, respectively, for the year ended December 31, 2001; and $28 and $471, respectively, for the year ended December 31, 2000.

        During the year ended December 31, 2000, the Company sold a held-to-maturity security with an amortized cost of $5,992 for a realized gain of $5, which is included in loss on sale of securities in the Consolidated Statements of Operations. The Company reclassified all of its held-to-maturity securities to available-for-sale at December 31, 2000. Such securities had an amortized cost of $21,909, with a net unrealized loss of $8 reported as a component of other comprehensive income. The decision to sell the held-to-maturity security, and accordingly to reclass the remaining held to maturity securities to available for sale, was due to management’s desire for flexibility to earn higher yields.

        At December 31, 2002, securities with carrying and market values of approximately $186,542 were pledged to secure short-term borrowings and FHLB advances (see Note 12). At December 31, 2001, securities with carrying and market values of approximately $114,938 were pledged to secure short-term borrowings, FHLB advances, and a Liquidation Bond issued by the Company to CCL (see Note 2).

5. LOANS AND DISCOUNTED LOANS

        The following is a summary of each loan category by type as of December 31, 2002 and 2001:

                                                                               December 31,
                                                                        ---------------------------
                                                                            2002           2001
                                                                        ------------   ------------
    Loans
    Real estate loans:
         One to four units ..........................................   $    119,538   $    220,875
         Over four units ............................................        171,975        151,030
         Commercial .................................................        194,423        152,059
                                                                        ------------   ------------
         Total loans secured by real estate .........................        485,936        523,964
    Consumer and other loans ........................................          5,896          6,936
                                                                        ------------   ------------
                                                                             491,832        530,900
    Add:  Premium on purchased loans and deferred fees ..............          2,815          3,554
    Less:  Allowance for loan losses ................................         (7,980)        (8,384)
                                                                        ------------   ------------
                                                                        $    486,667   $    526,070
                                                                        ============   ============

                                                                               December 31,
                                                                        ---------------------------
                                                                            2002           2001
                                                                        ------------   ------------
    Discounted Loans
    Real estate loans:
         One to four units ..........................................   $      3,530   $      6,643
         Over four units ............................................            238          1,142
         Commercial .................................................            980          1,582
         Land .......................................................             97            250
                                                                        ------------   ------------
         Total loans secured by real estate .........................          4,845          9,617
    Consumer and other loans ........................................         43,145         54,602
                                                                        ------------   ------------
                                                                              47,990         64,219
    Less:
         Discounts on purchased loans ...............................           (440)        (3,497)
         Allowance for loan losses ..................................        (40,920)       (45,413)
                                                                        ------------   ------------
                                                                        $      6,630   $     15,309
                                                                        ============   ============

        As of December 31, 2002 and 2001, loans with adjustable rates of interest were $353,858 and $404,378, respectively, and loans with fixed rates of interest were $185,964 and $190,741, respectively. Adjustable-rate loans are generally indexed to U.S. Treasury Bills, the FHLB’s Eleventh District Cost of Funds Index, LIBOR or Prime and are subject to limitations on the timing and extent of adjustment. Most loans adjust within six months of changes in the index.

        At December 31, 2002 and 2001, loans with unpaid principal balances of approximately $292,566 and $315,989, respectively, were pledged to secure credit line borrowings and repurchase agreements included in short-term borrowings (see Note 12).

        Activity in the allowance for loan losses is summarized as follows:

                                                                                 Year Ended December 31,
                                                                        ------------------------------------------
                                                                            2002           2001           2000
                                                                        ------------   ------------   ------------
    Balance, beginning of year ......................................   $     53,797   $    223,633   $    264,498
    Allocations of purchased reserves:
         at acquisition .............................................             --          7,626          3,261
         at disposition .............................................             --       (175,178)       (16,737)
    Net change pursuant to fresh-start reporting ....................           (114)          (113)         1,007
    Charge-offs .....................................................         (5,388)          (894)       (23,805)
    Recoveries ......................................................            184            507            377
    Provision for (recapture of) losses on loans ....................            421         (1,784)        (4,027)
    Currency translation adjustment .................................             --             --           (941)
                                                                        ------------   ------------   ------------
    Balance, end of year ............................................   $     48,900   $     53,797   $    223,633
                                                                        ============   ============   ============

        At December 31, 2002 and 2001, the Company had impaired loans totaling $17,746 and $19,614, respectively, and had recorded specific valuation allowances to measure the impairments of those loans totaling $2,555 and $3,165, respectively. The average unpaid principal balances of impaired loans during the years ended December 31, 2002, 2001 and 2000 were $20,273, $28,214, and $34,016, respectively. Interest income recognized on impaired loans during 2002, 2001 and 2000 was $1,160, $1,354, and $1,991, respectively, based on cash payments. These amounts exclude consideration of single-family residential and other loan pools evaluated for impairment on a pooled basis.

        The Bank has a geographic concentration of mortgage loans in the western United States, primarily in southern California. The five states with the greatest concentration of the Bank’s loans were California, Nevada, Arizona, Colorado, and Oregon, which had $329.3 million, $20.5 million, $20.2 million, $19.6 million, and $18.5 million principal amount of loans, respectively, at December, 31, 2002. The five states with the greatest concentration of the Company’s Discounted Loans were Florida, California, Texas, Oregon, and Massachusetts, which had $8.2 million, $8.0 million, $4.6 million, $2.8 million and $2.5 million principal amount of loans, respectively, at December 31, 2002.

        Management’s estimates are utilized to determine the adequacy of the allowance for loan losses. Estimates are also involved in determining the ultimate recoverability of purchased loans and, consequently, the pricing of purchased loans. These estimates are inherently uncertain and depend on the outcome of future events. Although management believes the levels of the allowance as of December 31, 2002 and 2001 are adequate to absorb losses inherent in the loan portfolio, changes in interest rates, various other economic factors and regulatory requirements may result in increasing levels of losses. Those losses will be recognized if and when these events occur.

6. REAL ESTATE OWNED

        Real estate owned consists of property that was obtained through foreclosure or was purchased directly, and is reported at the lower of its fair value less estimated costs to sell, the net carrying value of the underlying loan, or the acquisition cost. Activity in real estate owned is as follows for the years indicated:

                                                                                 Year Ended December 31,
                                                                        ------------------------------------------
                                                                            2002           2001           2000
                                                                        ------------   ------------   ------------
    Balance, beginning of year.. ....................................   $        731   $      1,770   $     11,571
       Foreclosures .................................................          1,712          1,963          2,917
       Purchases ....................................................             67             --            244
       Sales and exchanges ..........................................         (1,372)        (2,953)       (12,633)
    Provision for losses ............................................            (37)           (49)           (90)
    Currency translation adjustment .................................             --             --           (239)
                                                                        ------------   ------------   ------------
    Balance, end of year   ..........................................   $      1,101   $        731   $      1,770
                                                                        ============   ============   ============

        Real estate owned with a net carrying value of $62 and $193 at December 31, 2002 and 2001, respectively, collateralizes short-term borrowings (see Note 12).

7. LEASEHOLD IMPROVEMENTS AND EQUIPMENT

        Leasehold improvements and equipment consist of the following:

                                                                               December 31,
                                                                        ---------------------------
                                                                            2002           2001
                                                                        ------------   ------------
    Leasehold improvements ..........................................   $        753   $        421
    Furniture and equipment .........................................         10,190          9,825
                                                                        ------------   ------------
    Total cost ......................................................         10,943         10,246
    Accumulated depreciation and amortization .......................         (7,725)        (7,048)
                                                                        ------------   ------------
                                                                        $      3,218   $      3,198
                                                                        ============   ============

8. SERVICER ADVANCE RECEIVABLES, NET

        At December 31, 2002, gross servicer advance receivables totaled $48,861, which were netted for purposes of the accompanying consolidated financial statements by $28,939 of collections from mortgagors which were used to fund these advances. The net amount totals $19,922 and is included in the accompanying consolidated statement of financial condition as Servicer advance receivables, net as of December 31, 2002.

        As part of these servicing activities, the Company held customer cash in custodial accounts totaling $129,260 at December 31, 2002 which, for purposes of these consolidated financial statements, is offset against a liability representing amounts due to investors at that date. These amounts are not included in the accompanying consolidated statements of financial condition.

        Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage and other loans serviced were $4,384,264, $3,444,336, and $2,562,409 at December 31, 2002, 2001, and 2000, respectively.

9. PURCHASED MORTGAGE SERVICING RIGHTS

        The balances of the Company’s purchased mortgage servicing rights (MSRs) as of December 31, 2002, 2001 and 2000, and changes during the years then ended, were as follows:

                                                                                 Year Ended December 31,
                                                                        ------------------------------------------
                                                                            2002           2001           2000
                                                                        ------------   ------------   ------------
    Purchased mortgage servicing rights, beginning of year ..........   $      8,473   $      4,544   $        507
    Purchases of mortgage servicing rights ..........................             80         12,124          4,433
    Sales of mortgage servicing rights ..............................           (377)          (796)            --
    Amortization ....................................................         (3,617)        (5,847)          (396)
    Impairment charge ...............................................         (1,060)        (1,552)            --
    Purchase of minority interest in WCC ............................          1,906             --             --
                                                                        ------------   ------------   ------------
    Purchased mortgage servicing rights, end of year ................   $      5,405   $      8,473   $      4,544
                                                                        ============   ============   ============

        The changes in the Company's valuation allowance for impairment of MSRs are as follows for the years indicated:

                                                                                 Year Ended December 31,
                                                                        ------------------------------------------
                                                                            2002           2001           2000
                                                                        ------------   ------------   ------------
    Balance, beginning of year ......................................   $     (1,552)  $         --   $         --
    Additions for impairment ........................................         (1,060)        (1,552)            --
                                                                        ------------   ------------   ------------
    Balance, end of year ............................................   $     (2,612)  $     (1,552)  $         --
                                                                        ============   ============   ============

        The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets. At December 31, 2002 and 2001, the fair values of the Company’s MSRs were $8,220 and $10,099, respectively, which were estimated using discount rates of 12-15% and prepayment rate assumptions (“CPR”) ranging from 23% to 60% and 30% to 60%, respectively.

        At December 31, 2002, the key economic assumptions and the sensitivity of the current fair value for purchased MSRs to immediate 10% and 20% adverse changes in those assumptions were as follows:

                                                                         Year Ended
                                                                        December 31,
                                                                            2002
                                                                        ------------
         Fair value of capitalized MSRs...............................  $      8,220
         CPR..........................................................         23-60%
           Impact on fair value of 10% adverse change.................          (744)
           Impact on fair value of 20% adverse change.................        (1,416)
         Future cash flows discounted at..............................      12-15.00%
           Impact on fair value of 10% adverse change.................          (197)
           Impact on fair value of 20% adverse change.................          (384)

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

10. INTANGIBLE ASSETS

        In June 2000, FBBH acquired a branch location and recorded goodwill of $3,393 and a core deposit intangible of $1,294. Through December 31, 2001, the goodwill was amortized on a straight-line basis over an estimated useful life of 15 years. In January 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and, as a result, no longer amortizes goodwill, but tests it at least annually for impairment. The Company will continue to amortize the core deposit intangible over an estimated useful life of 5 years.

        Following is a summary of the Company's intangible assets:

                                                                    As of December 31, 2002
                                                                  ----------------------------
                                                                  Gross Carrying  Accumulated
                                                                      Amount      Amortization
                                                                  -------------   ------------
         Intangible Assets:
           Goodwill ............................................   $      3,393   $       (339)
           Core deposit intangible .............................          1,294           (647)
                                                                   ------------   ------------
              Total ............................................   $      4,687   $       (986)
                                                                   ============   ============

        For the year ended December 31, 2002 the Company recorded amortization expense of $259 related to the core deposit intangible. The estimated amortization of the December 31, 2002 balance for the succeeding fiscal years is $259 (2003), $259 (2004), $129 (2005), and none thereafter.

        There were no changes in the carrying value of goodwill during the year ended December 31, 2002. The Company tested goodwill for impairment in March 2002 and determined that no impairment valuation was required.

        The Company’s purchased mortgage servicing rights (MSRs) totaled approximately $5.4 million at December 31, 2002 and $8.5 million at December 31, 2001. Amortization expense for MSRs was $3.6 million for the year ended December 31, 2002, and $5.8 million for the year ended December 31, 2001. The estimated amortization expense of the December 31, 2002 balance of MSRs for the five succeeding fiscal years is $1.9 million (2003), $1.2 million (2004), $0.8 million (2005), $0.5 million (2006), and $0.3 million (2007). The estimated amortization expense is based only on currently held MSRs and on current information regarding expected loan payments and prepayments. Actual results may vary as a result of changes in the rate of prepayments and other market factors.

        SFAS No. 142 requires disclosure of what reported net income would have been in all periods presented exclusive of amortization expense (including any related tax effects) recognized in those periods related to intangible assets that are no longer being amortized, any deferred credit related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized (including any related tax effects). The Company’s amortization expense for the years ended December 31, 2002, 2001 and 2000 were as follows (net of income taxes):

                                                                       Year Ended December 31,
                                                              ------------------------------------------
                                                                  2002           2001           2000
                                                              ------------   ------------   ------------
Amortization of goodwill ...................................  $         --   $       (184)  $       (404)
Amortization of deferred acquisition costs .................            --            (32)            (1)
Amortization of core deposit intangible ....................          (153)          (157)           (76)
Amortization of MSRs .......................................        (2,138)        (3,555)          (234)

        Below is a reconciliation of reported net income to adjusted net income (including per-share amounts) showing the pro-forma effect if SFAS No. 142 had been adopted in the prior year:

                                                                       Year Ended December 31,
                                                              ------------------------------------------
                                                                  2002           2001           2000
                                                              ------------   ------------   ------------
Reported net income ........................................  $      1,962   $      5,612   $      3,421
Add back: Amortization of goodwill .........................            --            184            404
Add back: Amortization of deferred acquisition costs .......            --             32              1
                                                              ------------   ------------   ------------
Adjusted net income ........................................  $      1,962   $      5,828   $      3,826
                                                              ============   ============   ============

Basic earnings per share:
Reported net income ........................................  $       0.11   $       0.28   $       0.17
Amortization of goodwill ...................................            --           0.01           0.02
Amortization of deferred acquisition costs .................            --             --             --
                                                              ------------   ------------   ------------
Adjusted net income ........................................  $       0.11   $       0.29   $       0.19
                                                              ============   ============   ============

Diluted earnings per share:
Reported net income ........................................  $       0.10   $       0.27   $       0.17
Amortization of goodwill ...................................            --           0.01           0.02
Amortization of deferred acquisition costs .................            --             --             --
                                                              ------------   ------------   ------------
Adjusted net income ........................................  $       0.10   $       0.28   $       0.19
                                                              ============   ============   ============

11. DEPOSITS

        Deposits consist of the following:

                                                                               December 31,
                                                                        ---------------------------
                                                                            2002           2001
                                                                        ------------   ------------
    Passbook accounts ...............................................   $      1,746   $      4,265
    Money market accounts ...........................................         43,044         28,811
    NOW/checking ....................................................          3,659          2,794
    Time deposits:
         Less than $100 .............................................        116,216        118,002
         $100 or more ...............................................        231,116        285,597
                                                                        ------------   ------------
    Total deposits ..................................................   $    395,781   $    439,469
                                                                        ============   ============

        A summary of time deposits as of December 31, 2002, by maturity, is as follows:

     2003............................................................   $    236,895
     2004............................................................         95,782
     2005............................................................         14,068
     2006............................................................            230
     2007 and thereafter.............................................            357
                                                                        ------------
                                                                        $    347,332
                                                                        ============

12. BORROWINGS AND FHLB ADVANCES

        Short-term borrowings at December 31, 2002 consisted of the Bank’s repurchase agreements, which provide liquidity and financing for the Bank’s acquisitions of loan pools and mortgage-backed securities. In our Specialty Servicing and Finance Operations, we have certain lines of credit with commercial banks which are used from time to time to fund servicer advances. There were no such borrowings outstanding at December 31, 2002. Following is information about our short-term borrowings:

                                                                                 Year Ended December 31,
                                                                        ------------------------------------------
                                                                            2002           2001           2000
                                                                        ------------   ------------   ------------
    Average balance during the year .................................   $     56,320   $      5,270   $     21,323
    Highest amount outstanding during the year ......................         91,870          9,970         45,506
    Average interest rate - during the year .........................            2.4%           2.3%           9.1%
    Average interest rate - end of year .............................            2.2%           2.0%           6.4%

        In addition to the borrowings described above, our Specialty Servicing and Finance Operations have secured longer-term investment financing, consisting of other notes payable and lines of credit from commercial banks and institutional lenders. These borrowing facilities are primarily used for acquisitions of mortgage servicing rights and loan pools and are collateralized by the assets acquired. At December 31, 2002, we had outstanding approximately $2.5 million in notes payable, bearing interest at the three-month LIBOR rate plus 2.25% and maturing in 2003 and 2004. (In certain instances, we qualify for a reduction in the rate by maintaining sufficient deposit balances with the lender.) Our line-of-credit borrowings at December 31, 2002 totaled $1.8 million, bear interest at 6.39% and mature in 2003.

        The Bank has an agreement with the Federal Home Loan Bank of San Francisco (the “FHLB”) whereby the Bank can apply for advances not to exceed 30% of the Bank’s total assets as of the previous quarter-end. These advances are secured by mortgage-backed securities and loans. The balances of FHLB Advances outstanding as of December 31, 2002 and 2001 were $216.0 million and $189.5 million, respectively, and the weighted average interest rate paid on the outstanding balance at December 31, 2002 is 4.66%. As of December 31, 2002, the Bank had $60.0 million of FHLB Advances maturing within one year, $38.5 million maturing within two years, $73.0 million maturing within three years, and $44.5 million maturing within four years.

13. LONG-TERM DEBT

        At December 31, 2002, the Company had outstanding $20.0 million in floating-rate junior subordinated debt bearing interest at the three-month LIBOR rate plus 3.65% (approximately 5.4% at December 31, 2002) and maturing in 2032. The borrowing may be prepaid after July 11, 2007 (in whole or in part) at par. This debt was issued in July 2002 through the Company’s wholly-owned subsidiary, Wilshire Acquisitions Corporation (“WAC”), and provided financing for the purchase of the minority interest in WCC (see Note 2) and for the repurchase of Company stock. The Company incurred interest expense of approximately $0.5 million on this debt for the year ended December 31, 2002.

        In January and February 2002 the Company issued a total of $7.69 million in 8% convertible subordinated debentures due December 15, 2005. The debentures were issued in a private placement to certain of the Company’s Directors, and provided the majority of the financing for the Company’s December 2001 purchase of approximately 4.2 million shares of its common stock. In July 2002, after the Company called for redemption of the debentures, the Directors elected to convert their holdings into common stock. Accordingly, the Company canceled the debentures and issued a total of 3,396,416 shares of WFSG common stock to the Directors. The Company incurred interest expense of approximately $0.3 million on these debentures for the year ended December 31, 2002.

F20

14. INCOME TAXES

        The Company files consolidated federal income tax returns with its eligible subsidiaries. For tax years through the year ended December 31, 2001, WCC was not eligible to be included in WFSG’s consolidated federal income tax return because it did not meet the required ownership threshold of 80% (the Company’s economic interest was 50.01%). As a result of the October 2002 purchase of WCC’s minority interest (see Note 2), WCC is included in the Company’s consolidated tax return for the remaining portion of the 2002 tax year since WFSG now owns 100% of WCC.

        The components of income before federal and state income taxes were as follows:

                                                                                 Year Ended December 31,
                                                                        ------------------------------------------
                                                                            2002           2001           2000
                                                                        ------------   ------------   ------------
    Domestic ........................................................   $      2,694   $      8,612   $      6,887
    Foreign .........................................................             --             --            290
                                                                        ------------   ------------   ------------
         Total ......................................................   $      2,694   $      8,612   $      7,177
                                                                        ============   ============   ============

     The components of the income tax provision were as follows:
                                                                                 Year Ended December 31,
                                                                        ------------------------------------------
                                                                            2002           2001           2000
                                                                        ------------   ------------   ------------
    Current tax (benefit) provision:
         Federal ....................................................   $     (1,556)  $     (1,213)  $       (268)
         State ......................................................            685            350             50
                                                                        ------------   ------------   ------------
              Total current tax benefit .............................           (871)          (863)          (218)
                                                                        ------------   ------------   ------------
    Deferred tax provision (benefit):
         Federal ....................................................            658         (3,507)            --
         State ......................................................            130         (1,313)            --
                                                                        ------------   ------------   ------------
              Total deferred tax provision (benefit) ................            788         (4,820)            --
                                                                        ------------   ------------   ------------
    Increase to stockholders' equity:
         Utilization of pre-reorganization net operating loss
            carryforward ............................................            815          8,683          3,974
                                                                        ------------   ------------   ------------
              Total increase to stockholders' equity ................            815          8,683          3,974
                                                                        ------------   ------------   ------------
              Total income tax provision ............................   $        732   $      3,000   $      3,756
                                                                        ============   ============   ============

        The Company recorded a current net income tax provision of approximately $0.7 million for the year ended December 31, 2002. The current federal tax provision for the years ended December 31, 2002, 2001 and 2000 included excess inclusion income earned on certain residual interests in REMICs which cannot be offset by tax losses. In addition, in 2001 and 2000 the Company realized certain benefits related to the resolution and closing of open audit years.

        During the first quarter of 2002, the Company determined that it was due a refund of approximately $0.6 million in federal income taxes pursuant to the filing of amended tax returns for the years 1998-2000. Approximately $0.2 million of this refund relates to the Company’s pre-reorganizational period and has been reflected as a direct increase to stockholders’ equity. The remaining $0.4 million of the refund relates to WFSG’s post-reorganizational period, and the Company has recognized the benefit of this amount through a reduction in its overall effective tax rate for the year ended December 31, 2002.

        The difference between the effective tax rate in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

                                                                                 Year Ended December 31,
                                                                          -------------------------------------
                                                                             2002         2001         2000
                                                                          -----------  -----------  -----------
     Federal income tax provision at statutory rate..................          34.0%        34.0%        34.0%
     State taxes, net of federal tax effect..........................           8.6          5.2          6.9
     Minority interest (benefit) expense.............................         (10.4)         2.5          6.0
     Excess inclusion income from residual interests in REMICs.......           8.8          5.8         10.0
     Refund related to amended excess inclusion income from REMICs...         (13.1)          --           --
     Resolution and closing of open audit years......................            --        (17.4)          --
     Other...........................................................          (0.7)         4.7         (4.6)
                                                                          -----------  -----------  -----------
     Effective income tax rate.......................................          27.2%        34.8%        52.3%
                                                                          ===========  ===========  ===========

        The Company’s deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts. They are attributable to carryforwards, such as net operating losses and capital losses, and also to temporary timing differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 41% is applied to each attribute in determining the amount of the related deferred tax asset or liability. On an annual basis, the Company evaluates its net deferred tax asset and records decreases (increases) as a deferred tax provision (benefit) in the consolidated statement of operations.

        Deferred income tax assets and liabilities are summarized as follows:

                                                                                                 December 31,
                                                                                          ---------------------------
         Deferred tax assets:                                                                 2002           2001
                                                                                          ------------   ------------
              Loans - purchase discounts, allowance for loan losses
                 and market valuation adjustments .................................       $      2,468   $      8,292
              Market adjustment on mortgage-backed securities and hedge instruments              3,411          1,991
              Capitalized mortgage servicing rights ...............................              3,860          2,833
              Depreciation and amortization .......................................              1,109          1,465
              Pass-through income .................................................                 --            494
              Net operating loss carryforward, net of COD income ..................             40,708         20,745
              Accrued expenses ....................................................              1,902          1,231
              Capitalized costs ...................................................                419          5,593
              Goodwill ............................................................                470          1,454
              Capital loss carryforward ...........................................              5,345         15,797
              Other ...............................................................                 --          5,019
                                                                                          ------------   ------------
                   Gross deferred tax assets ......................................             59,692         64,914
                                                                                          ------------   ------------
         Deferred tax liabilities:
              Deferred loan fees ..................................................                (54)           (51)
              State taxes .........................................................             (2,669)        (4,398)
              Pass-through income .................................................             (1,384)            --
              Purchase accounting .................................................               (451)          (422)
              Other ...............................................................             (1,182)            --
                                                                                          ------------   ------------
                   Gross deferred tax liabilities .................................             (5,740)        (4,871)
                                                                                          ------------   ------------
              Total deferred tax asset, net .......................................             53,952         60,043
              Valuation allowance .................................................            (49,920)       (55,223)
                                                                                          ------------   ------------
                   Net deferred tax asset .........................................       $      4,032   $      4,820
                                                                                          ============   ============

        SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes that it is more likely than not that the Company will realize a portion of the deferred tax asset. The Company’s net deferred tax asset at December 31, 2002 is included in prepaid expenses and other assets on the accompanying consolidated statements of financial condition. As pre-reorganization tax benefits are realized and the valuation allowance is reduced, the tax effect is recorded as an increase to stockholders’ equity in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and not as a tax benefit in the statement of operations.

        In June 2002 the Company experienced a change in control as set forth by Section 382 of the Internal Revenue Code. In general, a change in control is defined as a greater than 50% ownership shift as measured over the prior three-year period. The change in control will limit the Company’s ability to utilize certain tax attributes, such as net operating loss and capital loss carryforwards, in future periods. In addition, if the Company is found to have a net overall built-in-gain or built-in-loss at the change in control date, the realization of the tax attributes could be enhanced or limited. If the Company has a net overall built-in-gain, it will be allowed to utilize additional tax attributes. If the Company has a net overall built-in-loss, it will be subject to additional limitations on the use of its tax attributes. The Company is currently in the process of finalizing calculations relating to the application of the annual limitation and quantifying the annual limitation on its tax attributes.

        As of December 31, 2002, the Company had U.S. net operating loss carryforwards and capital loss carryforwards of approximately $109 million and $12 million, respectively. In addition, the Company has state net operating loss carryforwards. The federal carryforward period runs through 2021. The Company’s net operating loss carryforwards and capital loss carryforwards that were generated in the pre-reorganizational period are subject to a limitation on the amount that may be used annually to offset taxable income. The Company is currently in the process of finalizing calculations with respect to the amount of the annual limitation, but estimates that the limitation is approximately $5 million per year. The Company has adequately provided for this limitation with its valuation allowance against the deferred tax asset.

        The Company has not provided for U.S. deferred income taxes on undistributed earnings of foreign subsidiaries as cumulative losses were generated in each foreign jurisdiction since inception. The Company disposed of its foreign operations during the second quarter of 2000.

15. COMMITMENTS AND CONTINGENCIES

        Lease Commitments--The following is a schedule of future minimum rental payments under operating leases as of December 31, 2002:

               2003................................................     $2,511
               2004................................................      1,415
               2005................................................        982
               2006................................................        963
               2007................................................        992
                                                                        ------
                    Total..........................................     $6,863
                                                                        ======

WCC’s obligation under the lease agreement for the Company’s corporate offices in Beaverton, Oregon is guaranteed by WFSG through 2004.

        Derivatives and Hedging Transactions- During 2002, the Bank entered into an interest rate swap agreement. Under this agreement, the Bank receives a floating rate and pays a fixed rate. The swap qualifies for cash flow hedging for accounting purposes, and effectively fixes the interest rate paid on $35 million, as of December 31, 2002, of borrowings under reverse repurchase agreements. The swap expires in December 2004. The fair value of the swap as of December 31, 2002 was unfavorable by $243. As the swap qualifies as a cash flow hedge, this amount is shown, net of taxes, in accumulated other comprehensive income as an unrealized loss.

        From 1996 to 2001, the Bank had an approximately $20.9 million notional principal amount interest rate swap agreement outstanding. This swap was designated as a hedge to convert fixed rate income streams on loans to variable rate, and had the effect of increasing the Company’s net interest income by approximately $18 thousand and $0.1 million for the years ended December 31, 2001 and 2000, respectively. In April 2001, this swap agreement expired.

        In 2001, the Bank purchased interest-rate put options on 30-year U.S. Treasury bonds. The Bank paid a premium of $45 for the put options, which expired in March 2002. A put option contract grants the Bank the right, but not the obligation, to sell a financial instrument at a stated price within a specified period of time. The put option contracts were purchased to reduce the interest rate risk in the Bank’s fixed-rate portfolio during a rising interest rate environment.

        Loan Commitments—At December 31, 2002, the Bank had an outstanding commitment to extend credit of approximately $3.1 million. Loan commitments expose the Bank to credit risk in excess of amounts reflected in the consolidated financial statements. The Bank receives collateral to support loans and commitments to extend credit for which collateral is deemed necessary.

        Purchase Commitments—From time to time, the Company enters into various commitments and letters of intent relating to purchases of loans, foreclosed real estate portfolios and other investments. There can be no assurance that any of such transactions will ultimately be consummated. It is the Company’s policy generally to record such transactions in the financial statements in the period in which such transactions are closed. There were no such commitments outstanding at December 31, 2002.

        Litigation—The Company expects to incur additional expenses on behalf of some of its former officers for legal fees and other costs in connection with the events that gave rise to the litigation discussed in Note 2.

        In June 2001, the Bank sold its Bankcard Division to iPayment Holdings, Inc. for a purchase price of approximately $6.2 million. In a lawsuit commenced by the Bank for payment of part of the purchase price, iPayment, in September 2002, filed a cross-complaint against the Bank for fraud, breach of contract and negligent misrepresentation. iPayment contends that the Bank knew, or should have known, that a merchant was concealing significant product returns by issuing checks as refunds, rather than issuing credit card refunds as required by MasterCard operating rules. iPayment claims damages for the difference in the purchase price due to the decreased value to iPayment of the merchant’s account; chargebacks that iPayment may have to pay and will not be able to recover from the merchant which may total $5-6 million; and punitive damages. The Bank denies the claims, and maintains that iPayment failed to mitigate any claimed damages. The Bank intends to defend the cross-complaint vigorously. The factual discovery process has not been completed. Although the Company expects to incur costs in defending these claims, based on the results of the discovery proceedings thus far and preliminary discussions with its lawyers, the Company currently does not believe the ultimate resolution of the claims will have a material impact on its financial condition or results of operations. The Company has not recognized, for accounting purposes, the contingent payment from iPayment which is the subject of this litigation.

        The Company is a defendant in other legal actions arising from transactions conducted in the ordinary course of business. Some of these claims involve individual borrowers, for themselves and in one instance for a class of borrowers, demanding material amounts for alleged damages. Management, after consultation with legal counsel, and based on prior experience with consumer claims, believes the ultimate liability, if any, arising from such actions will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

16. REGULATORY MATTERS

        Regulatory Agreements—On June 8, 2000, the OTS terminated an OTS directive letter (the “Directive”) issued to the Bank on June 3, 1999. The Directive had required prior written approval of the OTS Assistant Regional Director for the Bank to engage in certain activities including material cash expenditures, loan pool purchases, capital distributions and the hiring of any executive officers. Additionally, the Directive had required the adoption of a monthly board resolution indicating that the Bank complied with the provisions stated in the Directive.

        On January 9, 2001, the OTS terminated Cease and Desist Orders to which WFSG, WAC and WCC had stipulated on January 7, 2000. The orders had prohibited these entities from entering into transactions that would cause the Bank to violate or be in violation of transactions with affiliates’ regulations. The orders also had required 30-day advance notification before adding, replacing or terminating any member of the Bank’s board of directors or any senior executive of the Bank.

        On January 11, 2002, the OTS determined that the Bank may reimburse WFSG for the Bank’s stand-alone tax obligations for periods that are no longer subject to tax carry-back. For those periods that are subject to tax carry-back, the Bank may reimburse WFSG in the lesser amount of WFSG’s actual payments to the taxing authorities or the Bank’s stand-alone tax obligations. The Bank reimbursed WFSG for actual payments to the taxing authorities in 2002 and 2001 of $735 and $2,022, respectively.

        Capital Requirements—The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001 that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2002 and 2001, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. As of December 31, 2002 and 2001, the total core capital and total risk-based capital amounts of the Bank, compared with the OTS minimum requirements, were as follows:

                                                                                                 To Be
                                                                                             Categorized as
                                                                       Amount Required     "Well Capitalized"
                                                                         For Capital            under
                                                                           Adequacy       Prompt Corrective
                                                        Actual             Purposes       Action Regulations
                                                  ------------------  ------------------  ------------------
                                                   Amount     Ratio    Amount     Ratio    Amount     Ratio
                                                  ---------  -------  ---------  -------  ---------  -------
     December 31, 2002
     Total Capital to Risk-Weighted Assets
        (Risk-Based Capital)....................  $  76,792    15.7%  $  39,155   =>8.0%  $  48,943   =>10.0%
     Tier 1 Capital to Risk-Weighted Assets.....     70,662    14.4%    Not Applicable       29,361   =>  6.0%
     Core Capital to Adjusted Tangible Assets...     70,662     9.0%     31,546   =>4.0%     39,432   =>  5.0%
     Tangible Capital to Tangible Assets........     70,662     9.0%     11,830   =>1.5%    Not Applicable

     December 31, 2001
     Total Capital to Risk-Weighted Assets
        (Risk-Based Capital)....................  $  70,858    15.7%  $  36,014   =>8.0%  $  45,018   =>10.0%
     Tier 1 Capital to Risk-Weighted Assets.....     65,204    14.5%    Not Applicable       27,018   =>  6.0%
     Core Capital to Adjusted Tangible Assets...     65,204     9.2%     28,442   =>4.0%     35,553   =>  5.0%
     Tangible Capital to Tangible Assets........     65,204     9.2%     10,666   =>1.5%    Not Applicable

17. RELATED PARTY TRANSACTIONS

        In April 2001 the Company sold approximately $1.5 million in mortgage-backed securities to its former affiliate, Fog Cutter Capital Group Inc. (“FCCG”, formerly known as Wilshire Real Estate Investment Inc. (“WREI”)) for proceeds of approximately $1.2 million. FCCG owned approximately 14% of the Company’s outstanding common stock on the date of the transaction.

        From 1999 until August 2000, the Company had notes payable outstanding to WREI in the amounts of $5.0 million and $275, bearing interest at 12% and 9%, respectively. The Company incurred approximately $0.4 million in interest expense on these notes for the year ended December 31, 2000.

        For the years ended December 31, 2002, 2001 and 2000, the Company paid approximately $1.2 million, $0.8 million and $0.7 million, respectively, in legal fees to the law firm of Irell & Manella LLP, one of the Company’s counsel. A Director of the Company is a retired Partner with Irell & Manella LLP and previously was a Senior Partner with Irell & Manella LLP for thirty-six years.

        In December 2001 the Company repurchased 4,168,854 shares of its common stock from entities affiliated with American Express Financial Advisors Inc. (collectively, “AXP”). These shares represented AXP’s entire interest in the Company’s common stock, or approximately 21% of the total WFSG shares then outstanding. The purchase price for the shares was approximately $10.0 million, or $2.40 per share.

        In January and February 2002 the Company issued a total of $7.69 million in 8% convertible subordinated debentures due December 15, 2005 to five of its Directors in a private placement. The proceeds from this issuance provided the majority of the financing for the common stock repurchase described above. In July 2002, after the Company called for redemption of the debentures, the Directors elected to convert their holdings into common stock. Accordingly, the Company canceled the debentures and issued a total of 3,396,416 shares of WFSG common stock to the Directors in proportion to each Director’s initial investment. The Company incurred approximately $0.3 million in interest expense on the debentures during the year ended December 31, 2002.

18. EARNINGS PER SHARE

        The Company has outstanding stock options which are considered common stock equivalents in the calculation of earnings per share. Following is a reconciliation of net income available to common shareholders and weighted average shares outstanding as used to calculate basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000.

                                                                                 Year Ended December 31,
                                                                        ------------------------------------------
                                                                            2002           2001           2000
                                                                        ------------   ------------   ------------
         Net income .................................................   $      1,962   $      5,612   $      3,421
                                                                        ============   ============   ============
         Weighted average number of common shares
            outstanding - basic .....................................     17,142,561     20,138,015     20,035,458
                                                                        ------------   ------------   ------------
         Net effect of dilutive stock options -
            based on treasury stock method ..........................      1,804,676      1,038,054        219,905
                                                                        ------------   ------------   ------------
         Weighted average number of common shares
            outstanding - diluted ...................................     18,947,237     21,176,069     20,255,363
                                                                        ------------   ------------   ------------
         Net income per share - basic................................   $       0.11   $       0.28   $       0.17
                                                                        ============   ============   ============
         Net income per share - diluted..............................   $       0.10   $       0.27   $       0.17
                                                                        ============   ============   ============

19. EMPLOYEE BENEFITS AND AGREEMENTS

        Profit Sharing Plan—The Company’s employees participate in a defined contribution profit sharing and 401(k) plan sponsored by companies included in the Company’s “control group.” At the discretion of the Company’s Board of Directors, the Company may elect to contribute to the plan based on profits of the Company or based on matching participants’ contributions. The Company contributed $482, $431, and $468, respectively, for the years ended December 31, 2002 and 2001 and 2000.

        Employment Agreements—From April 1, 2000 to February 28, 2002, the Company’s Chief Executive Officer, Mr. Stephen P. Glennon, received a salary of $24.00 per year for two years, and was reimbursed for certain living expenses. Mr. Glennon also was granted 575,000 stock options at a price of $1.1875 per share. The options vested at the rate of 25,000 per month and had vested in full as of February 28, 2002. In March 2002 Mr. Glennon entered into a new employment agreement with the Company. Pursuant to this agreement, Mr. Glennon receives a salary of $100,000 from March 1, 2002 to February 28, 2003 and a salary of $300,000 from March 1, 2003 to February 29, 2004, and will continue to be reimbursed for certain living expenses. Mr. Glennon also was granted 300,000 stock options at a price of $2.34 per share, vesting at the rate of 12,500 per month for each month of employment completed by Mr. Glennon. Mr. Glennon’s new agreement provides that, in the event of a change in control of the Company, all of his options will vest and immediately become exercisable, and he will be paid $500,000 in consideration of a general release of all claims. If the Company terminates Mr. Glennon’s employment without cause, all of his stock options will vest and he will be paid $150,000 in exchange for a general release of all claims. In the event Mr. Glennon voluntarily terminates his employment, he shall receive only those options that vested through the date of his resignation and will receive no further salary.

        The Company and the Bank entered into an Employment, Confidentiality and Contingent Severance Agreement with Mr. Joseph W. Kiley III, effective as of January 1, 2003 (the “Kiley Agreement”). The Kiley Agreement provides that Mr. Kiley serve as President and Chief Executive Officer of the Bank commencing January 1, 2003. Pursuant to the Kiley Agreement, Mr. Kiley’s employment is for a term of twelve (12) months, automatically renewing for successive periods of twelve months each, unless, at least 90 days before the expiration of such twelve-month period, either the members of the board of directors of the Bank (the “Board of Directors” or the “Board”) gives written notice of non-renewal to Mr. Kiley, or Mr. Kiley gives written notice of non-renewal to the Bank. Under the Kiley Agreement, Mr. Kiley receives an annual base salary of $275,000, and is entitled to participate in the Bank’s employee benefit plans, medical, dental, vision, disability or insurance programs, if any, to the extent offered to other officers of similar position under the Bank’s personnel policies. The Company and Mr. Kiley have entered into (1) an Amended and Restated Incentive Stock Options Agreement dated March 12, 2001 for 150,000 options and (2) Incentive Stock Option Agreement dated October 2, 2001 for 50,000 options. Mr. Kiley’s rights to such stock options shall be determined by the terms and conditions of said agreements. All stock options granted under the Kiley Agreement are granted at a price equal to the fair market value of the Company’s Common Stock on the date of grant. Pursuant to the Kiley Agreement, in the event Mr. Kiley’s employment is terminated upon the occurrence of an “Other Event of Termination,” (as defined in the Kiley Agreement) he is entitled to an amount equal to his then annual base salary and to life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank or the Company for Mr. Kiley prior to his termination of employment at no cost to him for a period of one year, subject to certain limitations. Under the Kiley Agreement, in the event of a “change in control” (as defined in the Kiley Agreement) of the Bank or the Company, Mr. Kiley is entitled to an amount equal to two times his then annual base salary. In addition, Mr. Kiley’s stock options become immediately vested and exercisable.

        In October 2000, the Company gave change-in-control agreements to Messrs. Bruce A. Weinstein, Jay H. Memmott, Mark H. Peterman, Russell T. Campbell and Bradley B. Newman. The Company revised portions of these agreements in April 2001 and June 2002. These agreements provide that, in the event of a change in control of the Company or WCC, these executives would be entitled to receive a severance payment if within 120 days after a change in control, their employment is involuntarily terminated by the Company for any reason other than cause or death or disability, or they voluntarily terminate their employment after certain adverse changes in the terms of their employment (“Good Reason”). In addition, these executives are entitled to their severance payment if they terminate their employment after the 120-day period, whether or not they have been terminated without cause or voluntarily terminate for Good Reason. The amount of the severance payment for these executives would be twice their annual base salary.

        Stock Options—The Company adopted a stock option plan, the 1999 Equity Participation Plan, on December 2, 1999. The 1999 Equity Participation Plan permits the Company to grant incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), restricted stock and stock appreciation rights (collectively “Awards”) to employees, directors and consultants of the Company and subsidiaries of the Company. In June 2000 the Plan was amended to increase the number of shares reserved for issuance by 1,200,000 shares of common stock to an aggregate of 4,000,000 shares, and to allow any participant in the Plan to receive grants of options or other awards with respect to up to 1,000,000 shares of common stock per year. In January 2001 the Plan was further amended to revise the definition of “change in control” in those provisions of the Plan that permit accelerated vesting of the options in the event of a change in control, and in April 2001, the Plan was amended to provide that all options would vest upon certain changes in control of the Company or the Bank. In March 2002 the Board passed a resolution providing that options granted after January 1, 2002 would not automatically include a provision for immediate vesting upon a change in control, unless otherwise determined by the Committee. The Company also amended Mr. Memmott’s stock option agreements to provide that his options also will immediately vest upon a change in control of WCC.

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

        On June 25, 2002, the Company adopted a new stock option plan, the 2002 Equity Participation Plan, which authorizes up to 1,000,000 shares of Company common stock for issuance. Under the 2002 Equity Participation Plan, the Company may grant ISOs and NSOs, and also may grant or sell shares of common stock of the Company to employees, consultants and directors of the Company, the Bank or any other subsidiary of the Company.

        A summary of the Company’s stock options as of December 31, 2002, 2001 and 2000, and changes during the years then ended, is presented below:

                                                                Year Ended December 31,
                                        ------------------------------------------------------------------------
                                                 2002                     2001                     2000
                                        ----------------------   ----------------------   ----------------------
                                                     Weighted                 Weighted                 Weighted
                                                      Average                  Average                  Average
                                                     Exercise                 Exercise                 Exercise
                                          Shares       Price       Shares       Price       Shares       Price
                                        ----------   ---------   ----------   ---------   ----------   ---------
Outstanding at beginning of year.......  3,190,000   $    1.35    3,157,000   $    1.16      370,000   $    1.10
Granted ...............................    550,000        2.65      810,000        1.61    3,135,000        1.15
Exercised..............................    (75,000)       1.29     (314,000)       1.06           --          --
Forfeited..............................    (68,334)       1.32     (463,000)       1.12     (348,000)       1.06
                                        ----------   ---------   ----------   ---------   ----------   ---------
Outstanding at end of year.............  3,596,666   $    1.55    3,190,000   $    1.35    3,157,000   $    1.16
                                        ==========   =========   ==========   =========   ==========   =========
Exercisable at end of year.............  2,451,660   $    1.30    1,508,320   $    1.17      806,659   $    1.10
                                        ==========   =========   ==========   =========   ==========   =========

        Additional information regarding options outstanding as of December 31, 2002 is as follows:

                                                                                             Weighted-   Weighted-
                                                                                              Average     Average
                                    Range of                                                 Remaining   Exercise
                                Exercise Prices                                   Shares       Life        Price
                                ---------------                                 ----------   ---------   ---------
     $0.88....................................................................      30,000        7.24       $0.88
     $1.06-$1.38..............................................................   2,218,333        7.28       $1.18
     $1.63-$1.90..............................................................     773,333        8.66       $1.83
     $2.20-$2.61..............................................................     425,000        9.13       $2.35
     $3.45....................................................................     150,000        9.48       $3.45

20. ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                        December 31, 2002             December 31, 2001
                                                                   ---------------------------   ---------------------------
                                                                     Carrying      Estimated       Carrying      Estimated
                                                                      Amount       Fair Value       Amount       Fair Value
                                                                   ------------   ------------   ------------   ------------
    Assets:
         Cash and cash equivalents .............................   $     17,579   $     17,579   $     39,974   $     39,974
         Mortgage-backed securities available for sale .........        261,535        261,535        119,540        119,540
         Investment securities available for sale ..............         11,962         11,962          8,000          8,000
         Loans and discounted loans, net .......................        493,297        527,559        541,379        553,600
         Federal Home Loan Bank stock ..........................         10,808         10,808          9,475          9,475
         Servicer advance receivables, net .....................         19,922         18,915         18,266         14,206
         Purchased mortgage servicing rights ...................          5,405          8,220          8,473         10,099
         Service fees receivable ...............................          2,334          2,334          3,100          3,100
         Interest-rate put options .............................             --             --             31             31
    Liabilities:
         Deposits ..............................................        395,781        398,339        439,469        441,321
         Short-term borrowings .................................         91,870         92,198          9,970          9,970
         FHLB advances .........................................        216,000        224,941        189,500        194,984
         Long-term investment financing ........................          4,284          4,284         14,474         14,474
         Trust preferred subordinated debt .....................         20,000         20,000             --             --
         Interest-rate swaps ...................................            243            243             --             --

        The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are explained below:

        Cash and Cash Equivalents--The carrying amounts approximate fair values due to the short-term nature of these instruments.

        Securities and Mortgage-Backed Securities—The fair values of securities are generally obtained from discounted cash flow models, market bids for similar or identical securities, independent security brokers or dealers.

        Loans and Discounted Loans—Loans are segregated by type, such as fixed- and adjustable-rate interest terms. The fair values of fixed-rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed-rate loans as well as anticipated prepayment schedules. The fair values of adjustable-rate mortgage loans are based on discounted cash flows utilizing discount rates that approximate the pricing of available mortgage-backed securities having similar rate and repricing characteristics, as well as anticipated prepayment schedules. No value adjustments have been made for changes in credit within the loan portfolio. It is management’s opinion that the allowance for estimated loan losses pertaining to loans results in a fair value adjustment of the credit risk of such loans. The fair value of discounted loans, which are predominantly non-performing loans, is more difficult to estimate due to uncertainties as to the nature, timing and extent to which the loans will be either collected according to original terms, restructured, or foreclosed upon. Discounted loans’ fair values were estimated using the Company’s best judgement for these factors in determining the estimated present value of future net cash flows discounted at a risk-adjusted market rate of return. For other loans, fair values are estimated for portfolios of loans with similar financial characteristics.

        Federal Home Loan Bank Stock—The carrying amounts approximate fair values because the stock may be sold back to the Federal Home Loan Bank at carrying value.

        Servicer Advance Receivables—The fair value calculation for servicer advance receivables is separately performed for the following categories of advances:

        1)    Advances related to scheduled remittances on certain securitizations for borrowers who are current
        2)    Advances related to scheduled remittances on certain securitizations for borrowers who are delinquent
        3)    Impound payments and loan collection costs on securitizations and other servicing arrangements

        Advances on scheduled remittances on certain securitizations approximate their book value for borrowers who are current, as the funds expended are generally repaid by the mortgagors in a matter of days. For advances on scheduled remittances on certain securitizations where the borrowers are delinquent, the expected repayments are anticipated to occur generally within twelve months, although a portion of such advances may be repaid over the term of the underlying loans, and have been discounted utilizing the Company’s cost of funds. Impound payments and loan collection costs on securitizations and other servicing arrangements are also generally recovered within twelve months, and have been discounted utilizing the Company’s costs of funds.

        Purchased Mortgage Servicing Rights—The fair value of MSRs is determined by estimating the present value of expected future cash flows, using a discount rate that is considered commensurate with the risks involved. The amounts and timing of the cash flows are estimated after considering various economic factors including prepayment speeds, delinquency, default assumptions and related servicing costs.

        Service Fees Receivable and Receivables from Other Loan Servicers—The carrying amounts of service fees receivable and receivables from other loan servicers approximate fair value as the amounts are generally recovered on a monthly basis.

        Deposits—The fair values of deposits are estimated based on the type of deposit products. Demand accounts, which include passbook and transaction accounts, are presumed to have equal book and fair values, since the interest rates paid on these accounts are based on prevailing market rates. The estimated fair values of time deposits are determined by discounting the cash flows of settlements of deposits having similar maturities and rates, utilizing a yield curve that approximated the prevailing rates offered to depositors as of the reporting date.

        Short-Term Borrowings—The carrying amounts of short-term borrowings approximate fair value due to the short-term nature of these instruments.

        FHLB Advances—The carrying value of FHLB advances maturing within one year approximates fair value. The fair value of FHLB advances with maturities greater than one year is estimated using rates currently offered for borrowings and advances of similar maturities.

        Long-term Investment Financing—The carrying value of the Company’s long-term investment financing is a reasonable approximation of fair value, as these borrowings have remaining maturities of approximately one year and bear interest at prevailing market rates.

        Trust Preferred Subordinated Debt—The carrying value of the Company’s Trust preferred subordinated debt is a reasonable approximation of fair value, as this debt bears interest at prevailing market rates, adjusting quarterly.

        Derivative Financial Instruments—The fair value of the interest-rate swap is estimated at the net present value of the future payable, based on the current spread, discounted at a current rate. The fair value of the interest-rate option is obtained from market bids for similar options.

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

        Banking – The Company’s Banking Operations are conducted through FBBH. The Bank’s business is focused primarily on small-balance commercial and multi-family real estate lending, investments in whole loans and investments in primarily AAA-rated and government agency mortgage-backed securities. The primary source of liquidity for the Bank’s acquisitions and originations is retail deposits, wholesale certificates of deposit, FHLB advances and, to a lesser extent, short-term credit facilities. The Bank is a federally chartered savings bank and is regulated by the OTS.

        Specialty Servicing and Finance – The Company conducts its Specialty Servicing and Finance Operations through its servicing subsidiary, Wilshire Credit Corporation (“WCC”), and through its investment subsidiary, Wilshire Funding Corporation (“WFC”). WCC conducts a full-service mortgage and consumer loan servicing business, specializing in the servicing of labor-intensive mortgage pools requiring expertise in loss mitigation and/or investor reporting. WFC operates an investment and co-investment business with institutional investors where such investments (1) align the Company’s interests with those of such institutional investors and (2) provide operating leverage for the servicing operations of WCC. The Company’s Specialty Servicing and Finance Operations’ funding sources consist primarily of internal liquidity, commercial bank financing, institutional lenders and co-investors under debt service repayment terms which generally parallel the schedule of anticipated cash flows of the underlying collateral.

        Holding Company and Miscellaneous Operations – The Company’s Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the aforementioned business segments, and includes eliminations of intercompany accounts and transactions.

        Segment data for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                                       Year Ended December 31, 2002
                                                         ---------------------------------------------------------
                                                                         Specialty
                                                                       Servicing and     Holding
                                                           Banking        Finance        Company         Total
                                                         ------------   ------------   ------------   ------------
    Interest income ..................................   $     45,899   $      6,650   $        468   $     53,017
    Interest expense .................................         27,445          1,078            738         29,261
                                                         ------------   ------------   ------------   ------------
    Net interest income (expense) ....................         18,454          5,572           (270)        23,756
    Provision for loan losses ........................             --            421             --            421
                                                         ------------   ------------   ------------   ------------
    Net interest income (expense) after
      provision for loan losses ......................         18,454          5,151           (270)        23,335
    Realized and unrealized (losses) gains ...........         (1,354)         2,427             --          1,073
    Servicing income .................................            664         26,742         (1,775)        25,631
    Other (loss) income ..............................           (411)          (866)         1,495            218
    Compensation and benefits ........................          3,985         19,812          1,601         25,398
    Other expense ....................................          5,348          8,113          8,018*        21,479
                                                         ------------   ------------   ------------   ------------
    Income (loss) before minority interest and taxes..          8,020          5,529        (10,169)         3,380
    Minority interest ................................             --             --           (686)          (686)
                                                         ------------   ------------   ------------   ------------
    Income (loss) before taxes .......................          8,020          5,529        (10,855)         2,694
    Income tax provision (benefit) ...................          3,328             --         (2,596)           732
                                                         ------------   ------------   ------------   ------------
    Net income (loss) ................................   $      4,692   $      5,529   $     (8,259)  $      1,962
                                                         ============   ============   ============   ============
    Total assets .....................................   $    794,078   $     57,567   $     (8,624)  $    843,021
                                                         ============   ============   ============   ============

* Other expenses at the Holding Company included approximately $6.45 million in expenses related to the settlement of litigation discussed in Note 2 and expenses incurred on behalf of prior officers in connection with the events that gave rise to the litigation.

                                                                  Year Ended December 31, 2001
                                                    ---------------------------------------------------------
                                                                    Specialty
                                                                  Servicing and     Holding
                                                      Banking        Finance        Company         Total
                                                    ------------   ------------   ------------   ------------
    Interest income .............................   $     52,008   $      5,305   $        310   $     57,623
    Interest expense ............................         34,480          1,357           (142)        35,695
                                                    ------------   ------------   ------------   ------------
    Net interest income .........................         17,528          3,948            452         21,928
    Recapture of loan losses ....................         (1,730)           (54)            --         (1,784)
                                                    ------------   ------------   ------------   ------------
    Net interest income after recapture of loan
      losses ....................................         19,258          4,002            452         23,712
    Realized gains on asset sales ...............            624            589             --          1,213
    Servicing income ............................            869         18,481         (2,304)        17,046
    Other income (loss) .........................          7,652            (11)         2,683         10,324
    Compensation and benefits ...................          8,125         15,489          1,246         24,860
    Other expense ...............................          7,737          9,280          2,453         19,470
                                                    ------------   ------------   ------------   ------------
    Income (loss) before minority interest and
      taxes .....................................         12,541         (1,708)        (2,868)         7,965
    Minority interest ...........................             --             --            647            647
                                                    ------------   ------------   ------------   ------------
    Income (loss) before taxes ..................         12,541         (1,708)        (2,221)         8,612
    Income tax provision (benefit) ..............          5,619             --         (2,619)         3,000
                                                    ------------   ------------   ------------   ------------
    Net income (loss) ...........................   $      6,922   $     (1,708)  $        398   $      5,612
                                                    ============   ============   ============   ============
    Total assets ................................   $    717,802   $     70,164   $    (17,926)  $    770,040
                                                    ============   ============   ============   ============

                                                                  Year Ended December 31, 2000
                                                    ---------------------------------------------------------
                                                                    Specialty
                                                                  Servicing and     Holding
                                                      Banking        Finance        Company         Total
                                                    ------------   ------------   ------------   ------------
    Interest income .............................   $     50,847   $      4,364   $       (691)  $     54,520
    Interest expense ............................         33,946          1,276            433         35,655
                                                    ------------   ------------   ------------   ------------
    Net interest income (expense) ...............         16,901          3,088         (1,124)        18,865
    (Recapture of) provision for loan losses ....         (5,800)         1,669            104         (4,027)
                                                    ------------   ------------   ------------   ------------
    Net interest income (expense) after
      (recapture of) provision for loan losses ..         22,701          1,419         (1,228)        22,892
    Realized (loss) gain on asset sales .........           (240)           989             57            806
    Servicing income ............................            287         14,257         (1,853)        12,691
    Other income ................................          6,697          1,953          3,797         12,447
    Compensation and benefits ...................         10,746         13,098           (191)        23,653
    Other expense ...............................         10,397          9,067           (255)        19,209
                                                    ------------   ------------   ------------   ------------
    Income (loss) before minority interest and
      taxes .....................................          8,302         (3,547)         1,219          5,974
    Minority interest ...........................             --             --          1,203          1,203
                                                    ------------   ------------   ------------   ------------
    Income (loss) before taxes ..................          8,302         (3,547)         2,422          7,177
    Income tax provision ........................          3,570             --            186          3,756
                                                    ------------   ------------   ------------   ------------
    Net income (loss) ...........................   $      4,732   $     (3,547)  $      2,236   $      3,421
                                                    ============   ============   ============   ============
    Total assets ................................   $    646,373   $     54,325   $     (4,648)  $    696,050
                                                    ============   ============   ============   ============

22. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                                                              Quarters Ended
                                                         ---------------------------------------------------------
                                                         December 31,   September 30,    June 30,      March 31,
                                                             2002           2002           2002           2002
                                                         ------------   ------------   ------------   ------------
Interest income .......................................  $     12,733   $     13,756   $     12,411   $     14,117
Interest expense ......................................         7,073          7,333          7,162          7,693
                                                         ------------   ------------   ------------   ------------
Net interest income ...................................         5,660          6,423          5,249          6,424
Provision for loan losses .............................            49            136            223             13
                                                         ------------   ------------   ------------   ------------
Net interest income after provision for loan losses ...         5,611          6,287          5,026          6,411
Realized and unrealized gains (losses) ................           751           (723)         1,063            (18)
Servicing income ......................................         7,168          6,917          6,023          5,523
Other income (loss) ...................................           475            122         (1,310)           931
Compensation and benefits .............................         7,302          6,278          6,177          5,641
Other expense .........................................         4,289          4,738          3,974          8,478*
                                                         ------------   ------------   ------------   ------------
Income (loss) before minority interest and taxes ......         2,414          1,587            651         (1,272)
Minority interest .....................................            --           (561)          (324)           199
                                                         ------------   ------------   ------------   ------------
Income (loss) before taxes ............................         2,414          1,026            327         (1,073)
Income tax provision (benefit) ........................           872            159              1           (300)
                                                         ------------   ------------   ------------   ------------
Net income (loss) .....................................  $      1,542   $        867            326   $       (773)
                                                         ============   ============   ============   ============
Earnings (loss) per share - basic......................  $       0.08   $       0.05   $       0.02   $      (0.04)
Earnings (loss) per share - diluted....................  $       0.08   $       0.04   $       0.02   $      (0.04)

* Other expenses in the first quarter of 2002 included approximately $4.75 million in expenses related to the settlement of litigation discussed in Note 2 and expenses incurred on behalf of prior officers in connection with the events that gave rise to the litigation.

                                                                                   Quarters Ended
                                                              ---------------------------------------------------------
                                                              December 31,   September 30,    June 30,      March 31,
                                                                  2001           2001           2001           2001
                                                              ------------   ------------   ------------   ------------
Interest income ............................................  $     12,672   $     15,484   $     14,533   $     14,934
Interest expense ...........................................         7,874          9,305          9,762          8,754
                                                              ------------   ------------   ------------   ------------
Net interest income ........................................         4,798          6,179          4,771          6,180
Provision for (recapture of) loan losses ...................            13         (2,082)           135            150
                                                              ------------   ------------   ------------   ------------
Net interest income after provision for (recapture of)
   loan losses .............................................         4,785          8,261          4,636          6,030
Realized (loss) gain on asset sales ........................           (43)            14            757            485
Servicing income ...........................................         3,984          5,011          4,193          3,858
Other income ...............................................            20            995          6,756          2,553
Compensation and benefits ..................................         5,614          5,065          7,141          7,040
Other expense ..............................................         5,209          4,259          5,267          4,735
                                                              ------------   ------------   ------------   ------------
(Loss) income before minority interest and taxes ...........        (2,077)         4,957          3,934          1,151
Minority interest ..........................................           727            (94)           574           (560)
                                                              ------------   ------------   ------------   ------------
(Loss) income before taxes .................................        (1,350)         4,863          4,508            591
Income tax (benefit) provision .............................        (1,051)         1,955          1,965            131
                                                              ------------   ------------   ------------   ------------
Net (loss) income ..........................................  $       (299)  $      2,908   $      2,543   $        460
                                                              ============   ============   ============   ============
(Loss) earnings per share - basic...........................  $      (0.01)  $       0.14   $       0.13   $       0.02
(Loss) earnings per share - diluted.........................  $      (0.01)  $       0.14   $       0.12   $       0.02

23. PARENT COMPANY INFORMATION

Condensed Statements of Financial Condition

                                                                December 31,
                                                         ---------------------------
                                                             2002           2001
                                                         ------------   ------------
    ASSETS
    Cash and cash equivalents ........................   $      4,641   $      1,600
    Investment in subsidiaries .......................        120,339         96,063
    Prepaid expenses and other assets ................         13,841         16,226
                                                         ------------   ------------
                                                         $    138,821   $    113,889
                                                         ============   ============
    LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable and other liabilities ...........   $      5,185   $      3,977
     Due to affiliates, net ..........................         34,180         18,492
                                                         ------------   ------------
              Total liabilities ......................         39,365         22,469
    Stockholders' equity .............................         99,456         91,420
                                                         ------------   ------------
                                                         $    138,821   $    113,889
                                                         ============   ============

Condensed Statements of Operations

                                                                                             Year Ended December 31,
                                                                                      ------------------------------------
                                                                                         2002         2001         2000
                                                                                      ----------   ----------   ----------
    Interest income ...............................................................   $       47   $      275   $       66
    Interest expense ..............................................................          190           46          454
                                                                                      ----------   ----------   ----------
    Net interest (expense) income .................................................         (143)         229         (388)
    Non-interest income ...........................................................          229          150        3,549
    Non-interest expense ..........................................................       10,128        4,360        1,606
                                                                                      ----------   ----------   ----------
    (Loss) income before income tax (benefit) provision and equity in earnings of
       subsidiaries ...............................................................      (10,042)      (3,981)       1,555
    Income tax (benefit) provision ................................................       (2,596)      (2,618)         655
    Equity in earnings of subsidiaries ............................................        9,408        6,975        2,521
                                                                                      ----------   ----------   ----------
    Net income ....................................................................   $    1,962   $    5,612   $    3,421
                                                                                      ==========   ==========   ==========

Condensed Statements of Cash Flows

                                                                                        Year Ended December 31,
                                                                                  ------------------------------------
                                                                                     2002         2001         2000
                                                                                  ----------   ----------   ----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income .............................................................   $    1,962   $    5,612   $    3,421
       Adjustments to reconcile net income to net cash provided by operating activities:
         Accretion of discount ................................................           --           --           89
         Tax effect from utilization of net operating loss carryforward .......          815        4,183        3,974
         Equity in earnings of subsidiaries ...................................       (9,408)      (6,975)      (2,521)
         Change in:
            Prepaid expenses and other assets .................................        2,611       (5,637)      (4,852)
            Accounts payable and other liabilities ............................        1,208        1,383       (3,577)
            Due to affiliate, net .............................................       15,168       12,453        5,635
                                                                                  ----------   ----------   ----------
              Net cash provided by operating activities .......................       12,356       11,019        2,169
                                                                                  ----------   ----------   ----------
    CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of minority interest in WCC .................................      (12,000)          --           --
         Net investment in subsidiaries .......................................           --           --         (230)
                                                                                  ----------   ----------   ----------
              Net cash used in investing activities ...........................      (12,000)          --         (230)
                                                                                  ----------   ----------   ----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayments of short term borrowings ..................................           --           --       (2,474)
         Issuance of subordinated debentures ..................................        7,690           --           --
         Issuance of common stock .............................................           96          331           --
         Purchase of treasury stock ...........................................       (5,101)     (10,005)          --
                                                                                  ----------   ----------   ----------
              Net cash provided by (used in) financing activities .............        2,685       (9,674)      (2,474)
                                                                                  ----------   ----------   ----------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................        3,041        1,345         (535)
    CASH AND CASH EQUIVALENTS:
         Beginning of year ....................................................        1,600          255          790
                                                                                  ----------   ----------   ----------
         End of year ..........................................................   $    4,641   $    1,600   $      255
                                                                                  ==========   ==========   ==========
    NONCASH FINANCING ACTIVITIES:
         Conversion of subordinated debentures into common stock ..............   $    7,690   $       --   $       --

24. SUBSEQUENT EVENT

        In the first quarter of 2003 the Company’s Specialty Servicing and Finance Operations purchased the servicing rights to approximately 5,000 loans with an aggregate unpaid principal balance of $793 million, and contracted to service approximately 17,000 additional loans totaling $791 million in unpaid principal. The transfer of these loans is expected to be completed in March 2003.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 19, 2003 by the undersigned, thereunto duly authorized.

WILSHIRE FINANCIAL SERVICES GROUP INC.

By:	/s/ STEPHEN P. GLENNON
Stephen P. Glennon
Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

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
Daniel A. Markee

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CERTIFICATION PURSUANT TO
SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Stephen P. Glennon, certify that:

1.	I have reviewed this annual report on Form 10-K of Wilshire Financial Services Group Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ STEPHEN P. GLENNON
Stephen P. Glennon
Chief Executive Officer

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CERTIFICATION PURSUANT TO
SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Bruce A. Weinstein, certify that:

1.	I have reviewed this annual report on Form 10-K of Wilshire Financial Services Group Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ BRUCE A. WEINSTEIN
Bruce A. Weinstein
Executive Vice President and
Chief Financial Officer

Exhibit Index

        The following exhibits are filed as part of this report.

‡3.1	Certificate of Incorporation
3.2	Amended and Restated By-laws (incorporated by reference to the Company's Report on Form 10-K dated March 30, 2001)
10.1	Employment Agreement dated March 20, 2002 between the Company and Stephen P. Glennon (incorporated by reference to the Company's Report on Form 10-K dated March 25, 2002)
10.2	Employment Agreement dated March 12, 2001 between the Company and Joseph W. Kiley III, as modified on December 19, 2001 (incorporated by reference to the Company’s Report on Form 10-K dated March 25, 2002)
10.3	Stock Purchase Agreement dated December 28, 2001 between the Company and entities affiliated with American Express Financial Advisors, Inc. (incorporated by reference to the Company’s Report on Form 10-K dated March 25, 2002)
10.15	Amended and Restated 1999 Equity Participation Plan dated January 31, 2001 (incorporated by reference to the Company’s Report on Form 10-K dated March 30, 2001)
10.16	Wilshire Financial Services Group Inc. 2002 Equity Participation Plan (incorporated by reference to the Company's Report on Form 10-Q dated August 14, 2002)
10.22	Stock Option Agreement dated January 27, 2000 between the Company and Stephen P. Glennon (incorporated by reference to the Company’s Report on Form 10-K dated March 30, 2001)
10.23	Incentive Stock Option Agreement dated February 29, 2000 between the Company and Stephen P. Glennon (incorporated by reference to the Company’s Report on Form 10-K dated March 30, 2001)
10.24	Wilshire Financial Services Group Inc. Change In Control Plan (incorporated by reference to the Company's Report on Form 10-K dated March 30, 2001)
*10.25	Employment, Confidentiality and Contingent Severance Agreement between the Company and Joseph W. Kiley III
*10.26	Millikan Business Center Lease Agreement between Wilshire Credit Corporation and Millikan 78 Equities, LLC dated May 23, 2002
*10.27	Stock Option Agreement Amendment No. 2 between the Company and Jay H. Memmott dated October 23, 2002
*21.1	Subsidiaries
*23	Consent of Independent Auditors
*99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.§1350
*99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.§1350

*     Filed herewith

‡     Incorporated by reference to the Company’s report on Form 8-K dated June 15, 1999.

#     Incorporated by reference to the Company’s report on Form 8-K dated January 7, 2002.