Form 10-Q
period 2003-03-31
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2003-05-12
CIK 1024321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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
Yes [ X ]        No [___]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [___]        No [ X ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ X ]        No [___]

Applicable only to corporate issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003
Common Stock, par value $.01 per share	18,253,994 shares

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

         Item 1.   Interim Condensed Consolidated Financial Statements (Unaudited):

         Item 2.   Management's Discussion and Analysis of Financial Condition

PART II. OTHER INFORMATION

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands)

                                                                                                 March 31,     December 31,
                                                                                                    2003           2002
                                                                                                ------------   ------------
                                        ASSETS

Cash and cash equivalents ........................................................              $     12,273   $     17,579
Government agency mortgage-backed securities available for sale, at fair value ...                   190,107        211,082
AAA mortgage-backed securities available for sale, at fair value .................                    42,605         48,320
Other mortgage-backed securities available for sale, at fair value ...............                     1,864          2,133
Investment securities available for sale, at fair value ..........................                    22,260         11,962
Loans, net of allowance for loan losses of $7,822 and $7,980 .....................                   481,600        486,667
Discounted loans, net of allowance for loan losses of $40,235 and $40,920 ........                     6,062          6,630
Stock in Federal Home Loan Bank of San Francisco, at cost ........................                    10,952         10,808
Real estate owned, net ...........................................................                       772          1,101
Leasehold improvements and equipment, net ........................................                     3,224          3,218
Accrued interest receivable ......................................................                     3,945          4,043
Servicer advance receivables, net ................................................                    26,383         19,922
Service fees receivable ..........................................................                     2,707          2,334
Purchased mortgage servicing rights, net .........................................                    10,842          5,405
Receivables from loan servicers ..................................................                     1,108            462
Intangible assets, net ...........................................................                     3,636          3,701
Prepaid expenses and other assets ................................................                     7,402          7,654
                                                                                                ------------   ------------
          TOTAL ..................................................................              $    827,742   $    843,021
                                                                                                ============   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Noninterest-bearing deposits ................................................              $      3,836   $      3,659
     Interest-bearing deposits ...................................................                   381,261        392,122
     Short-term borrowings .......................................................                    92,098         91,870
     Accounts payable and other liabilities ......................................                    14,654         14,284
     FHLB advances ...............................................................                   206,000        216,000
     Long-term investment financing ..............................................                     7,132          4,284
     Trust preferred subordinated debt ...........................................                    20,000         20,000
     Investor participation liability ............................................                     1,386          1,346
                                                                                                ------------   ------------
          Total liabilities ......................................................                   726,367        743,565
                                                                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES (NOTE 2)

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares
        outstanding ..............................................................                        --             --
     Common stock, $0.01 par value, 90,000,000 shares authorized, 23,874,206
        and 23,820,874 shares issued (including treasury shares of 5,626,212) ....                   115,135        114,357
     Treasury stock, 5,626,212 shares, at cost ...................................                   (15,106)       (15,106)
     Accumulated deficit .........................................................                    (1,532)        (3,096)
     Accumulated other comprehensive income, net .................................                     2,878          3,301
                                                                                                ------------   ------------
          Total stockholders' equity .............................................                   101,375         99,456
                                                                                                ------------   ------------
          TOTAL ..................................................................              $    827,742   $    843,021
                                                                                                ============   ============

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                  ---------------------------
                                                                                      2003           2002
                                                                                  ------------   ------------
INTEREST INCOME:
         Loans .................................................................  $      8,470   $     10,845
         Mortgage-backed securities ............................................         3,467          2,932
         Securities and federal funds sold .....................................           172            340
                                                                                  ------------   ------------
         Total interest income .................................................        12,109         14,117
                                                                                  ------------   ------------
INTEREST EXPENSE:
         Deposits ..............................................................         3,213          4,422
         Borrowings ............................................................         3,463          3,271
                                                                                  ------------   ------------
         Total interest expense ................................................         6,676          7,693
                                                                                  ------------   ------------
NET INTEREST INCOME ............................................................         5,433          6,424
PROVISION FOR LOSSES ON LOANS ..................................................            30             13
                                                                                  ------------   ------------
NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS ........................         5,403          6,411
                                                                                  ------------   ------------
OTHER INCOME:
         Servicing income ......................................................         7,841          5,522
         Loan fees and charges .................................................            23             42
         Real estate owned, net ................................................            25            (46)
         Gain on sale of loans .................................................             5             44
         Loss on sale of securities ............................................            --            (62)
         Investor participation interest .......................................           (70)          (326)
         Other, net ............................................................           214          1,261
                                                                                  ------------   ------------
         Total other income ....................................................         8,038          6,435
                                                                                  ------------   ------------
OTHER EXPENSES:
         Compensation and employee benefits ....................................         6,771          5,641
         Professional services .................................................         1,149          1,787
         Occupancy .............................................................           553            543
         FDIC insurance premiums ...............................................           108            105
         Data processing .......................................................           254            288
         Communication .........................................................           233            312
         Insurance .............................................................           340            279
         Corporate travel and development ......................................            83             90
         Depreciation ..........................................................           408            422
         Amortization of intangibles ...........................................            65             65
         Postage and courier expense ...........................................           260            303
         Provision for litigation claims .......................................            --          3,600
         Other general and administrative expenses .............................           574            684
                                                                                  ------------   ------------
         Total other expenses ..................................................        10,798         14,119
                                                                                  ------------   ------------
INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES ........................         2,643         (1,273)
MINORITY INTEREST ..............................................................            --            200
                                                                                  ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES ..............................................         2,643         (1,073)
INCOME TAX PROVISION (BENEFIT) .................................................         1,079           (300)
                                                                                  ------------   ------------
NET INCOME (LOSS) ..............................................................  $      1,564   $       (773)
                                                                                  ============   ============

Earnings (loss) per share - basic...............................................  $       0.09   $      (0.05)
Earnings (loss) per share - diluted.............................................  $       0.08   $      (0.05)

Weighted average shares outstanding - basic.....................................    18,223,698     16,180,604
Weighted average shares outstanding - diluted...................................    20,236,356     16,180,604

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

                                                                                                          Accumulated
                               Preferred Stock     Common Stock         Treasury Stock                       Other
                                ------------- --------------------- ----------------------- Accumulated  Comprehensive
                                Shares Amount   Shares      Amount      Shares     Amount    Deficit        Income         Total
                                ------ ------ ----------- --------- -----------  ----------  ---------   -------------  ---------
BALANCE, January 1, 2002......      -- $   --  20,349,458 $ 105,530  (4,168,854) $ (10,005)  $ (5,058)   $        953   $  91,420
Comprehensive income:
    Net income................                                                                  1,962                       1,962
    Unrealized holding gains
      on available for sale
      securities - net of tax
      expense of $1,851(1)....                                                                                  2,490       2,490
    Unrealized loss on
      interest-rate swap - net                                                                                   (142)       (142)
      of tax benefit of $101..                                                                                           --------
Total comprehensive income....                                                                                              4,310
Tax benefit from utilization
    of pre-reorganizational Net
    Operating Losses (Note 3).                                  815                                                           815
Exercise of stock options.....                     75,000        96                                                            96
Conversion of subordinated
    debentures................                  3,396,416     7,690                                                         7,690
Receipt of income tax refund
    related to pre-
    reorganizational income...                                  226                                                           226
Treasury stock acquired.......                                       (1,457,358)    (5,101)                                (5,101)
                                ------ ------ ----------- --------- -----------  ----------  ----------  -------------  ---------
BALANCE, December 31, 2002....      --     --  23,820,874   114,357  (5,626,212)   (15,106)     (3,096)         3,301      99,456
Comprehensive income:
    Net income................                                                                   1,564                      1,564
    Unrealized holding loss
      on available for sale
      securities - net of tax
      benefit of $305.........                                                                                   (364)       (364)
    Unrealized loss on
      interest-rate swap - net
      of tax benefit of $42...                                                                                    (59)        (59)
                                                                                                                         --------
Total comprehensive income....                                                                                              1,141
Tax benefit from utilization
    of pre-reorganizational
    Net Operating Losses
    (Note 3)..................                                  709                                                           709
 Exercise of stock options....                     53,332        69                                                            69
                                ------ ------ ----------- --------- -----------  ----------  ----------  -------------  ---------
BALANCE, March 31, 2003.......      -- $   --  23,874,206 $ 115,135  (5,626,212) $ (15,106)  $  (1,532)  $       2,878  $ 101,375
                                ====== ====== =========== ========= ===========  ==========  ==========  =============  =========
__________
(1) Includes reclassification adjustment for gain included in net income of $1,321, net of tax expense of $937.

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                                              Quarter Ended
                                                                                                March 31,
                                                                                       ---------------------------
                                                                                           2003           2002
                                                                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ................................................................  $      1,564           (773)
   Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
        Provision for losses on loans ...............................................            30             13
        Provision for losses on real estate owned ...................................             9              5
        Valuation adjustment for mortgage servicing rights ..........................          (225)           103
        Depreciation and amortization ...............................................           473            487
        Tax effect from utilization of net operating loss carryforward ..............           709             --
        (Gain) loss on sale of real estate owned ....................................           (54)            39
        Gain on sale of loans .......................................................            (5)           (44)
        Loss on sale of securities ..................................................            --             62
        (Gain) loss on disposal of equipment ........................................            (8)             7
        Amortization of discounts and deferred fees .................................           522            198
        Amortization of mortgage servicing rights ...................................           878            977
        Federal Home Loan Bank stock dividends ......................................          (144)          (132)
        Minority interest ...........................................................            --           (200)
      Change in:
        Servicer advance receivables ................................................        (6,461)         1,221
        Service fees receivable .....................................................          (373)          (624)
        Accrued interest receivable .................................................            98           (140)
        Receivables from other loan servicers .......................................          (646)          (176)
        Prepaid expenses and other assets ...........................................           151         (1,915)
        Accounts payable and other liabilities ......................................           722          6,110
        Investor participation liability ............................................            40            326
                                                                                       ------------   ------------
             Net cash (used in) provided by operating activities ....................        (2,720)         5,544
                                                                                       ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of loans ...........................................................        (7,036)            --
        Loan repayments .............................................................        41,428         61,851
        Loan originations ...........................................................       (29,791)       (15,807)
        Purchase of discounted loans ................................................            --            (10)
        Proceeds from sale of discounted loans ......................................           340             --
        Purchase of mortgage-backed securities available for sale ...................        (7,632)       (99,750)
        Proceeds from sale of mortgage-backed securities available for sale .........            --         19,513
        Repayment of mortgage-backed securities available for sale ..................        33,369          6,859
        Purchase of investment securities available for sale ........................       (10,000)        (9,981)
        Proceeds from sale of real estate owned .....................................           771            287
        Purchases of leasehold improvements and equipment ...........................          (418)          (271)
        Proceeds from sale of leasehold improvements and equipment ..................            12             --
        Purchase of mortgage servicing rights .......................................        (6,092)          (115)
        Proceeds from sale of mortgage servicing rights .............................             2             --
                                                                                       ------------   ------------
             Net cash provided by (used in) investing activities ....................        14,953        (37,424)
                                                                                       ------------   ------------

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                   ---------------------------
                                                                                       2003           2002
                                                                                   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net decrease in deposits ...............................................   $    (10,684)  $    (14,092)
        Proceeds from FHLB advances ............................................          6,000             --
        Repayments of FHLB advances ............................................        (16,000)            --
        Net increase in short-term borrowings ..................................            228         27,970
        Proceeds from long-term financing ......................................          4,005             --
        Repayment of long-term financing .......................................         (1,157)        (1,869)
        Issuance of convertible subordinated debentures ........................             --          7,690
        Issuance of common stock pursuant to exercise of stock options .........             69             --
                                                                                   ------------   ------------
             Net cash (used in) provided by financing activities ...............        (17,539)        19,699
                                                                                   ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ......................................         (5,306)       (12,181)
CASH AND CASH EQUIVALENTS:
        Beginning of period ....................................................         17,579         39,974
                                                                                   ------------   ------------
        End of period ..........................................................   $     12,273   $     27,793
                                                                                   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--Cash  paid for:
        Interest ...............................................................   $      4,723   $      5,641
        Income taxes ...........................................................            270            270
NONCASH INVESTING ACTIVITIES:
        Additions to real estate owned acquired in settlement of loans .........            397            181

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data and where noted)

1. BASIS OF PRESENTATION

        The accompanying interim condensed consolidated financial statements of Wilshire Financial Services Group Inc. and its subsidiaries ("WFSG" or the "Company") are unaudited and should be read in conjunction with the 2002 Annual Report on Form 10-K. A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the 2002 Annual Report on Form 10-K.

        In the opinion of management, all adjustments, other than the adjustments described below, generally comprised of normal recurring accruals necessary for fair presentation of the interim condensed consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts and results could differ from those estimates.

        Certain reclassifications of 2002 amounts were made in order to conform to the 2003 presentation, none of which affect previously reported net loss.

2. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

        At March 31, 2003, the Company's banking subsidiary, First Bank of Beverly Hills, F.S.B. ("FBBH" or the "Bank"), had outstanding commitments to fund $5.2 million in new mortgage loans and to purchase $10.0 million of mortgage-backed securities.

        The Company expects to incur additional expenses in connection with legal costs for prior officers. These costs, which totaled approximately $0.5 million for the quarter ended March 31, 2003, relate to the events that gave rise to litigation arising from the financial collapse of Capital Consultants LLC ("CCL"). The Company on May 13, 2002 entered into a settlement agreement to resolve that litigation and has completed all of its obligations under the settlement agreement. The litigation will be dismissed when plaintiffs complete their obligations. Management, after consultation with legal counsel, believes that it is likely that this litigation will be dismissed.

3. INCOME TAXES

        The Company files consolidated federal income tax returns with all of its subsidiaries. The operations of Wilshire Credit Corporation ("WCC"), the Company's loan servicing subsidiary, will be included in WFSG's consolidated income tax returns for periods beginning October 1, 2002, the effective date of WFSG's purchase of WCC's 49.99% minority interest. For tax years through the year ended December 31, 2001 and for the first three quarters of 2002, WCC's operations were excluded from WFSG's consolidated federal income tax return because WCC did not meet the required ownership threshold of 80% (the Company's economic interest was 50.01%).

        The Company recorded a current income tax provision of approximately $1.1 million for the quarter ended March 31, 2003. The Company's deferred tax provision (benefit) is determined on a quarterly basis pursuant to an evaluation of WFSG's net deferred tax asset. These deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts. They are attributable to carryforwards, such as net operating losses and capital losses, and also to temporary timing differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 41% is applied to each attribute in determining the amount of the related deferred tax asset or liability. Decreases (increases) in the net deferred tax asset are recorded as a deferred tax provision (benefit) in the consolidated statement of operations.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        WFSG's net deferred tax asset at March 31, 2003 is included in prepaid expenses and other assets on the accompanying consolidated statements of financial condition. In accounting for the deferred tax asset, the Company applies Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires, among other things, that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes that it is more likely than not that the Company will realize a portion of the deferred tax asset and has recorded the valuation allowance accordingly. As benefits relating to the Company's pre-reorganization (before June 10, 1999) period are realized and the valuation allowance is reduced, the tax effect is recorded as an increase to stockholders' equity in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), and not as a tax benefit in the statement of operations.

        In June 2002 the Company experienced a change in control as set forth by Section 382 of the Internal Revenue Code. In general, a change in control is defined as a greater than 50% ownership shift as measured over the prior three-year period. The change in control will limit the Company's ability to utilize certain tax attributes, such as net operating loss and capital loss carryforwards, in future periods. In addition, if the Company is found to have a net overall built-in-gain or built-in-loss at the change in control date, the realization of the tax attributes could be enhanced or limited. If the Company has a net overall built-in-gain, it will be allowed to utilize additional tax attributes. If the Company has a net overall built-in-loss, it will be subject to additional limitations on the use of its tax attributes.

        As of December 31, 2002, the Company had U.S. net operating loss carryforwards and capital loss carryforwards of approximately $109 million and $12 million, respectively. In addition, the Company has state net operating loss carryforwards. The federal carryforward period runs through 2021. As a result of the change in control described above, the Company's net operating loss carryforwards and capital loss carryforwards that were generated in the pre-reorganizational period are subject to a limitation on the amount that may be used annually to offset taxable income. The Company is currently in the process of finalizing calculations with respect to the amount of the annual limitation, but estimates that the limitation is approximately $5 million per year. The Company has adequately provided for this limitation with its valuation allowance against the deferred tax asset.

4. SIGNIFICANT TRANSACTIONS

        In the first quarter of 2003, WCC increased its loan servicing portfolio by approximately 26%, primarily through the purchase of the rights to service approximately 5,000 loans with an aggregate unpaid principal balance of $789 million and by contracting to service approximately 17,000 additional loans totaling $766 million in unpaid principal. The transfer of these loans was completed in March 2003.

5. PER SHARE DATA

        Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and potentially dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the quarters ended March 31, 2003 and 2002.

                                                                 Quarter Ended
                                                                   March 31,
                                                          ---------------------------
                                                              2003           2002
                                                          ------------   ------------
Net income (loss)......................................   $      1,564   $       (773)
                                                          ============   ============
Weighted average number of common
   shares outstanding - basic..........................     18,223,698     16,180,604
                                                          ------------   ------------
Net effect of dilutive stock options - based on
   treasury stock method...............................      2,012,658            N/A
                                                          ------------   ------------
Weighted average number of common
   shares outstanding - diluted........................     20,236,356     16,180,604
                                                          ------------   ------------
Net income (loss) per share - basic....................   $       0.09   $      (0.05)
                                                          ============   ============
Net income (loss) per share - diluted..................   $       0.08   $      (0.05)
                                                          ============   ============

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        For the quarter ended March 31, 2002, the Company incurred a net loss, which resulted in common stock equivalents having an anti-dilutive effect on loss per share. Therefore, the weighted-average shares outstanding was equivalent for both basic and diluted loss per share.

        The Company has two stock-based employee compensation plans, the 1999 Equity Participation Plan and the 2002 Equity Participation Plan, pursuant to which stock options have been granted to its directors and certain employees. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                 Quarter Ended
                                                                   March 31,
                                                          ---------------------------
                                                              2003           2002
                                                          ------------   ------------

Net income (loss), as reported.........................   $      1,564   $       (773)
Less:  Total stock-based employee compensation
   expense determined under fair value-based method
   for all awards, net of related tax effects..........            123            134
                                                          ------------   ------------
Pro forma net income (loss)............................   $      1,441   $       (907)
                                                          ============   ============

Earnings (loss) per share:
   Basic - as reported.................................   $       0.09   $      (0.05)
                                                          ============   ============
   Basic - pro forma...................................   $       0.08   $      (0.06)
                                                          ============   ============

   Diluted - as reported...............................   $       0.08   $      (0.05)
                                                          ============   ============
   Diluted - pro forma.................................   $       0.07   $      (0.06)
                                                          ============   ============

6. OPERATING SEGMENTS

        The Company’s reportable operating segments, as defined by the Company’s management, consist of its Banking operations and Specialty Servicing and Finance operations. The operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

•	Banking Operations—Through FBBH, the Company conducts a banking business focused primarily on specialty-niche products, including small-balance commercial and multi-family real estate lending, investments in residential whole loans, and investments in primarily AAA-rated and government agency mortgage-backed securities. The primary sources of liquidity for the Bank’s acquisitions and originations are FHLB advances, repurchase agreements, wholesale certificates of deposit and retail deposits. The Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision (“OTS”). At March 31, 2003, FBBH had total assets of $772.1 million.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

•	Specialty Servicing and Finance Operations—Through its servicing subsidiary, WCC, the Company conducts a full-service mortgage and consumer loan servicing business, specializing in the servicing of labor-intensive mortgage pools requiring expertise in loss mitigation and/or investor reporting. Through its investment subsidiary, Wilshire Funding Corporation (“WFC”), the Company conducts an investment and co-investment business with institutional investors where such investments (1) align the Company’s interests with those of such institutional investors and (2) provide operating leverage for the servicing operations of WCC. Together, WCC and WFC are referred to as “Specialty Servicing and Finance Operations”. As of March 31, 2003, the Company’s Specialty Servicing and Finance Operations serviced approximately $5.1 billion principal balance of residential and commercial mortgage pools for over 500 individual and institutional investors and government agencies. The Company’s Specialty Servicing and Finance Operations’ funding sources consist primarily of internal liquidity, commercial bank financing, and co-investors, under debt service repayment terms which generally parallel the schedule of anticipated cash flows and actual cash flows of the underlying collateral.

•	Holding Company and Miscellaneous Operations—The Company’s Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the aforementioned business segments, and includes eliminations of intercompany accounts and transactions. Primary sources of liquidity include funds available from the Company’s wholly-owned non-bank subsidiaries, proceeds from the July 2002 issuance of junior subordinated debt, and payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has limited the amount of these payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

Segment data for the quarters ended March 31, 2003 and 2002 are as follows:

                                                                             Three Months Ended March 31, 2003
                                                                 ---------------------------------------------------------
                                                                                                 Holding
                                                                                 Specialty     Company and
                                                                               Servicing and  Miscellaneous
                                                                   Banking        Finance       Operations       Total
                                                                 ------------   ------------   ------------   ------------
  Interest income ............................................   $     11,012   $      1,084   $         13   $     12,109
  Interest expense ...........................................          6,243            169            264          6,676
                                                                 ------------   ------------   ------------   ------------
  Net interest income (expense) ..............................          4,769            915           (251)         5,433
  Provision for loan losses ..................................             --             30             --             30
                                                                 ------------   ------------   ------------   ------------
  Net interest income (expense) after provision for loan
     losses ..................................................          4,769            885           (251)         5,403
  Realized gains on asset sales ..............................             --              5             --              5
  Servicing income ...........................................            299          7,879           (337)         7,841
  Other (loss) income ........................................            (38)          (156)           386            192
  Compensation and benefits ..................................          1,131          5,314            326          6,771
  Other expense ..............................................          1,298          1,967            762          4,027
                                                                 ------------   ------------   ------------   ------------
  Income (loss) before taxes .................................          2,601          1,332         (1,290)         2,643
  Income tax provision (benefit) .............................          1,092            204           (217)         1,079
                                                                 ------------   ------------   ------------   ------------
  Net income (loss) ..........................................   $      1,509   $      1,128   $     (1,073)  $      1,564
                                                                 ============   ============   ============   ============
  Total assets ...............................................   $    772,069   $     67,272   $    (11,599)  $    827,742
                                                                 ============   ============   ============   ============

                                                                             Three Months Ended March 31, 2002
                                                                 ---------------------------------------------------------
                                                                                                 Holding
                                                                                 Specialty     Company and
                                                                               Servicing and  Miscellaneous
                                                                   Banking        Finance       Operations       Total
                                                                 ------------   ------------   ------------   ------------
  Interest income ............................................   $     11,951   $      1,878   $        288   $     14,117
  Interest expense ...........................................          7,226            381             86          7,693
                                                                 ------------   ------------   ------------   ------------
  Net interest income ........................................          4,725          1,497            202          6,424
  Provision for loan losses ..................................             --             13             --             13
                                                                 ------------   ------------   ------------   ------------
  Net interest income after provision for loan losses ........          4,725          1,484            202          6,411
  Realized (losses) gains on asset sales .....................            (62)            44             --            (18)
  Servicing income ...........................................            223          5,776           (477)         5,522
  Other income ...............................................             14            543            374            931
  Compensation and benefits ..................................            944          4,353            344          5,641
  Other expense ..............................................          1,316          2,731          4,431          8,478
                                                                 ------------   ------------   ------------   ------------
  Income (loss) before minority interest and taxes ...........          2,640            763         (4,676)        (1,273)
  Minority interest ..........................................             --             --            200            200
                                                                 ------------   ------------   ------------   ------------
  Income (loss) before taxes .................................          2,640            763         (4,476)        (1,073)
  Income tax provision (benefit) .............................          1,094             --         (1,394)          (300)
                                                                 ------------   ------------   ------------   ------------
  Net income (loss) ..........................................   $      1,546   $        763   $     (3,082)  $       (773)
                                                                 ============   ============   ============   ============
  Total assets ...............................................   $    741,748   $     61,711   $    (10,162)  $    793,297
                                                                 ============   ============   ============   ============

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

7. INTANGIBLE ASSETS

        In June 2000, FBBH acquired a branch location and recorded goodwill of $3,393 and a core deposit intangible of $1,294. Through December 31, 2001, the goodwill was amortized on a straight-line basis over an estimated useful life of 15 years. In January 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and, as a result, no longer amortizes goodwill, but tests it at least annually for impairment. The Company will continue to amortize the core deposit intangible over an estimated useful life of 5 years.

        Following is a summary of the Company's intangible assets:

                                                               Intangible Assets

                                                              As of March 31, 2003
                                                       ---------------------------------
                                                       Gross Carrying      Accumulated
                                                            Amount        Amortization
                                                       ---------------   ---------------

               Goodwill.............................   $         3,393   $          (339)
               Core deposit intangible..............             1,294              (712)
                                                       ---------------   ---------------
                  Total.............................   $         4,687   $        (1,051)
                                                       ===============   ===============

        For the quarter ended March 31, 2003 the Company recorded amortization expense of $65 related to the core deposit intangible. The estimated amortization of the balance for the remainder of 2003 and the five succeeding fiscal years is $194 (2003), $259 (2004), $129 (2005), and none thereafter.

        There were no changes in the carrying value of goodwill during the quarter ended March 31, 2003. The Company tested goodwill for impairment as of March 31, 2003 and determined that no impairment charge was required.

        The Company’s purchased mortgage servicing rights (MSRs) totaled approximately $10.8 million at March 31, 2003, $5.4 million at December 31, 2002, and $7.5 million at March 31, 2002. Amortization expense for MSRs was $0.9 million for the quarter ended March 31, 2003, and $1.0 million for the quarter ended March 31, 2002. The estimated amortization expense of the March 31, 2003 balance of MSRs for the remainder of 2003 and the five succeeding fiscal years is $3.2 million (2003), $3.1 million (2004), $1.9 million (2005), $1.1 million (2006), $0.7 million (2007), and $0.4 million (2008). The estimated amortization expense is based only on currently held MSRs and on current information regarding loan payments and prepayments. Actual results may vary as a result of changes in the rate of prepayments and other market factors.

8. LEGAL MATTERS

        In June 2001, the Bank sold its Bankcard Division to iPayment Holdings, Inc. for a purchase price of approximately $6.2 million. In a lawsuit commenced by the Bank for payment of part of the purchase price, iPayment, in September 2002, filed a cross-complaint against the Bank for fraud, breach of contract and negligent misrepresentation. iPayment contends that the Bank knew, or should have known, that a merchant was concealing significant product returns by issuing checks as refunds, rather than issuing credit card refunds as required by MasterCard operating rules. iPayment claims damages for the difference in the purchase price due to the decreased value to iPayment of the merchant’s account; chargebacks that iPayment may have to pay and will not be able to recover from the merchant which may total $5-6 million; and punitive damages. The Bank denies the claims, in part because the portion of the purchase price for which the Bank is suing iPayment was held back by iPayment and was dependent upon the processing volume of this merchant, and the Bank also maintains that iPayment failed to mitigate any claimed damages. The Bank intends to defend the cross-complaint vigorously. The factual discovery process has not been completed. Although the Company expects to incur costs in defending these claims, based on the results of the discovery proceedings thus far and preliminary discussions with its lawyers, the Company currently does not believe the ultimate resolution of the claims will have a material impact on its financial condition or results of operations. The Company has not recognized, for accounting purposes, the contingency payment from iPayment which is the subject of this litigation.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        The Company is a defendant in other legal actions arising from transactions conducted in the ordinary course of business. Some of these claims involve individual borrowers, for themselves and in one instance for a class of borrowers, demanding material amounts for alleged damages. Management, after consultation with legal counsel, and based on prior experience with consumer claims, believes the ultimate liability, if any, arising from such actions will not materially affect the Company’s financial position, consolidated results of operations or cash flows.

9. SUBSEQUENT EVENTS

        On April 23, 2003, the Company’s Board of Directors revised the Company’s 1999 Equity Participation Plan to remove the automatic grant of WFSG stock options to board members of the Company and FBBH upon their re-election to their respective boards.

        In April 2003 the Federal Home Loan Bank increased the Bank’s borrowing authority from 30% to 35% of the Bank’s total assets as of the previous quarter-end.

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

        Wilshire Financial Services Group Inc., a financial services company, conducts (1) community banking operations (referred to herein as our "Banking Operations") through our wholly-owned subsidiary, First Bank of Beverly Hills, F.S.B. ("FBBH" or the "Bank"); and (2) specialized mortgage loan servicing and investment operations through our subsidiaries, Wilshire Credit Corporation ("WCC") and Wilshire Funding Corporation ("WFC"). Together, WCC and WFC are referred to as our "Specialty Servicing and Finance Operations." WFSG's administrative, investment and loan servicing headquarters are located in Beaverton, Oregon. The Bank is headquartered in Calabasas, California and conducts its branch banking activities in Beverly Hills, California.

RESULTS OF OPERATIONS—QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

        Our consolidated net income for the quarter ended March 31, 2003 was approximately $1.6 million, or $0.09 per basic share, compared with a net loss of $0.8 million, or $0.05 per basic share, for the quarter ended March 31, 2002. WFSG's pre-tax income was approximately $2.6 million for the first quarter of 2003, compared with a pre-tax loss of $1.1 million for the first quarter of 2002.

        Our consolidated stockholders' equity at March 31, 2003 was $101.4 million ($5.56 and $5.04 per basic and diluted share, respectively), an increase of $1.9 million over December 31, 2002 equity. The increase reflects net income for the quarter and $0.7 million in tax benefits relating to losses generated in the Company's pre-reorganizational period, partially offset by after-tax unrealized losses on the Company's portfolio of available-for-sale securities (approximately $0.4 million) and on its hedging transactions (approximately $59 thousand).

        The increase in net income in the first quarter of 2003 over the corresponding 2002 period reflects a $1.6 million increase in consolidated other income, primarily as a result of higher net servicing income at the Company's loan servicing subsidiary, partially offset by a $1.0 million decline in net interest income.

        In addition, our total other operating expenses declined by approximately $3.3 million from the first quarter of 2002. The Company's first quarter 2002 other operating expenses included approximately $4.75 million of non-recurring charges and legal expenses related to the settlement of litigation which arose from events prior to the Company's June 1999 restructuring. The absence of these settlement-related charges in the 2003 period was partially offset by a $1.1 million increase in compensation expense, primarily as a result of the expansion of the Company's Specialty Servicing and Finance Operations. The Company's other operating expenses continue to include expenses on behalf of prior officers in connection with the events that gave rise to the litigation. Such costs totaled approximately $0.5 million for each of the quarters ended March 31, 2003 and 2002.

        Following is a discussion of the operating results of the Company's two business segments: our Banking Operations and our Specialty Servicing and Finance Operations.

FIRST BANK OF BEVERLY HILLS, F.S.B.

        The following table compares income before taxes for FBBH for the quarters ended March 31, 2003 and 2002 (dollars in thousands):

                                                         Quarter Ended March 31,
                                               ------------------------------------------
                                                                               Increase
                                                   2003           2002        (Decrease)
                                               ------------   ------------   ------------
Interest income .............................  $     11,012   $     11,951   $       (939)
Interest expense ............................         6,243          7,226           (983)
                                               ------------   ------------   ------------
Net interest income .........................         4,769          4,725             44
Provision for loan losses ...................            --             --             --
                                               ------------   ------------   ------------
Net interest income after provision
  for loan losses ...........................         4,769          4,725             44
Realized losses on sales ....................            --            (62)            62
Other income ................................           261            237             24
Compensation and benefits ...................         1,131            944            187
Other expense ...............................         1,298          1,316            (18)
                                               ------------   ------------   ------------
Income before taxes .........................  $      2,601   $      2,640   $        (39)
                                               ============   ============   ============

Net Interest Income
        The Bank’s net interest income was approximately $4.8 million for the quarter ended March 31, 2003, an increase of $44 thousand over net interest income for the first quarter of 2002. Average interest-earning assets increased by $41 million in the first quarter of 2003 over the corresponding 2002 period, and interest-bearing liabilities increased by approximately $37 million over the same periods. Partially offsetting this net increase in interest-earning assets was a 3-basis point drop in interest spread, from 2.14% for the first quarter of 2002 to 2.11% for the first quarter of 2003. The Bank’s net interest margin decreased slightly, from 2.64% for the quarter ended March 31, 2002 to 2.52% for the quarter ended March 31, 2003.

        The Bank’s interest income on loans was approximately $8.1 million for the first quarter of 2003, compared with $9.4 million for the first quarter of 2002. The decline in interest rates triggered both a repricing of FBBH’s variable-rate loans and rapid prepayments on its fixed-rate loans throughout 2002 and continuing into 2003. Consequently, the average aggregate loan balances decreased by $20.9 million from the quarter ended March 31, 2002 to the quarter ended March 31, 2003, and the yield decreased by 75 basis points, from 7.38% to 6.63%, for the same periods. In the first quarter of 2003, the Bank’s loan originations and purchases totaled $36.6 million, compared with principal repayments of $41.0 million.

        Interest income on investment securities increased from $2.4 million for the quarter ended March 31, 2002 to $2.9 million for the quarter ended March 31, 2003. Utilizing new borrowing sources and its excess liquidity, the Bank purchased approximately $281 million in AAA-rated mortgage-backed and other investment securities in 2002 and an additional $18 million in the first quarter of 2003. Despite significant prepayments on these assets throughout the past year, the Bank’s average balance of securities increased by $81.8 million from the first quarter of 2002 to the first quarter of 2003. This significantly higher volume more than offset the effects of the 89-basis point drop in yield, from 5.24% to 4.35%, over the same periods.

        FBBH’s interest expense on deposits decreased by $1.2 million from the quarter ended March 31, 2002 to the quarter ended March 31, 2003. This decrease was a result of declines in both the average balance and average rates paid. The Bank raised significant amounts of certificates of deposit in prior years to fund certain loan acquisitions, but has since permitted the run-off of the higher-rate CDs and utilized debt facilities as its primary funding source. As a result, the average balance of deposits decreased by $42.9 million from the first quarter of 2002 to the first quarter of 2003. In addition, the average rate paid on deposits declined by 80 basis points, from 4.13% to 3.33%, over the same periods.

        The Bank’s interest expense on borrowings increased by approximately $0.2 million from the first quarter of 2002 to the first quarter of 2003. This increase was due to an $80.2 million increase in the total average balance of borrowings for the periods. The proceeds from these borrowings were used primarily to fund the purchases of mortgage-backed and other securities described above and, to a lesser extent, to replace matured certificates of deposit. This increase in the volume of borrowings was partially offset by a decrease in the weighted-average rate paid from 5.07% for the first quarter of 2002 to 4.03% for the first quarter of 2003. The decrease in market interest rates primarily affected the cost of the Bank’s repurchase agreements only; substantially all of the Bank’s FHLB advances had fixed rates of interest and thus were unaffected by rate changes.

Provision for Loan Losses
        Provisions for losses on loans are charged to operations to maintain an allowance for losses on the loan portfolio at a level which the Bank believes is adequate based on an evaluation of the inherent risks in the portfolio. The Bank’s evaluation is based on an analysis of the loan portfolio, historical loss experience, current economic conditions and trends, collateral values, and other relevant factors. Based on its quarterly evaluations of the adequacy of its loan loss reserves, the Bank did not record a provision for loan losses in 2002 or in the first quarter of 2003.

Realized Losses on Sales
        The Bank sold approximately $19.6 million of mortgage-backed securities for a realized loss of $62 thousand during the quarter ended March 31, 2002, with no such sales activity in the first quarter of 2003.

Compensation and Benefits
        The Bank’s compensation and benefits totaled approximately $1.1 million for the first quarter of 2003, compared with $0.9 million for the first quarter of 2002. This increase was due to an increase in the Bank’s employee head count from March 31, 2002 to March 31, 2003, primarily as a result of the expansion of its commercial lending operations.

Other Expenses
        The Bank’s other expenses totaled approximately $1.3 million for the quarter ended March 31, 2003, compared with a similar amount for the quarter ended March 31, 2002. Costs remained largely consistent in most expense categories, reflecting the Bank’s efforts to control overhead.

Changes in Financial Condition – First Bank of Beverly Hills

        Following are condensed statements of financial condition for FBBH as of March 31, 2003 and December 31, 2002:

                                                                               March 31,    December 31,
                                                                                 2003           2002
                                                                             ------------   ------------
                                                                                (Dollars in thousands)
ASSETS:
Cash and cash equivalents .................................................  $      9,234   $     10,003
Mortgage-backed securities available for sale, at fair value ..............       233,000        259,707
Other investment securities available for sale, at fair value .............        22,260         11,962
Loans, net ................................................................       481,741        486,821
Real estate owned, net ....................................................           725          1,040
Other assets ..............................................................        25,109         24,545
                                                                             ------------   ------------
    Total assets ..........................................................  $    772,069   $    794,078
                                                                             ============   ============

LIABILITIES:
Deposits ..................................................................  $    385,097   $    395,781
Short-term borrowings .....................................................        87,098         91,870
FHLB advances .............................................................       206,000        216,000
Other liabilities .........................................................        16,036         13,795
                                                                             ------------   ------------
    Total liabilities .....................................................       694,231        717,446

NET WORTH .................................................................        77,838         76,632
                                                                             ------------   ------------
    Total liabilities and net worth .......................................  $    772,069   $    794,078
                                                                             ============   ============

        Mortgage-Backed and Other Securities Available for Sale. The Bank’s total portfolio of mortgage-backed securities (MBS) available for sale decreased by $26.7 million during the quarter ended March 31, 2003. This decrease was primarily due to $33.4 million in principal repayments and $0.4 million in unrealized losses. The declining interest-rate environment continued to trigger significant paydowns on the loans underlying the securities in the portfolio and, as a result of an acceleration of our prepayment-rate assumptions, negatively impacted the securities’ market values. These decreases were partially offset by $7.6 million in purchases of AAA-rated MBS during the quarter.

        The Bank’s portfolio of treasury and other investment securities available for sale increased by approximately $10.3 million during the first quarter of 2003 as a result of the purchase of an agency security during the quarter.

        Loans, net. The Bank’s portfolio of loans, net of discounts and allowances, decreased by approximately $5.1 million during the quarter ended March 31, 2003. This net decrease was attributable to principal repayments of $41.0 million as a result of the continuing decline in market interest rates. The Bank partially offset these paydowns with $29.8 million in new loan originations and $6.8 million in new loan portfolio acquisitions in the quarter.

        Real Estate Owned, net. The Bank’s portfolio of real estate owned, net decreased by approximately $0.3 million in the first quarter of 2003, as a result of sales of $0.7 million of properties, partially offset by $0.4 million in new acquisitions through foreclosure.

        Deposits. The Bank's deposits decreased by approximately $10.7 million during the quarter ended March 31, 2003, primarily due to maturities of higher-rate certificates of deposit. The Bank has permitted the run-off of such deposits in an effort to reduce its overall cost of funds, and is utilizing short-term repurchase agreements and FHLB advances as its primary funding source.

        Short-Term Borrowings. The Bank’s short-term borrowings decreased by approximately $4.8 million in the first quarter of 2003. This decrease was due to repayments of $52.8 million of repurchase agreements bearing interest at an average rate of 1.57%, partially offset by $48 million in new borrowings with an average rate of 1.35%. These borrowings are used primarily to finance the Bank’s purchases of mortgage-backed and other investment securities.

        FHLB Advances. The Bank’s FHLB advances decreased by $10 million in the first quarter of 2003. This decrease was due to the maturity in March 2003 of a $16 million, 3-year advance bearing interest at 7.10%. The Bank replaced a portion of this matured advance with a new $6 million advance bearing interest at 2.81% and maturing in 2007.

        Net Worth. The Bank’s total net worth increased by approximately $1.2 million during the quarter ended March 31, 2003. The Bank earned net income for the first quarter of $1.5 million, which was partially offset by after-tax unrealized losses of approximately $0.2 million on its portfolio of available-for-sale securities and $59 thousand on its hedging transactions.

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

        The following table sets forth the Bank's regulatory capital ratios at March 31, 2003.

Regulatory Capital Ratios

                                                                            Amount Required
                                                                              For Capital     To be Categorized
                                                                               Adequacy               as
                                                              Actual           Purposes       "Well Capitalized"
                                                        -----------------  -----------------  -----------------
                                                         Amount    Ratio    Amount    Ratio    Amount    Ratio
                                                        --------  -------  --------  -------  --------  -------
                                                                         (Dollars in thousands)
Total Capital to Risk-Weighted Assets (Risk-Based
    Capital)........................................... $ 78,412    15.9%  $ 39,490   =>8.0%  $ 49,363   =>10.0%
Tier 1 Capital to Risk-Weighted Assets.................   72,235    14.6%   Not Applicable      29,618   => 6.0%
Core Capital to Tangible Assets........................   72,235     9.4%    30,700   =>4.0%    38,375   => 5.0%
Tangible Capital to Tangible Assets....................   72,235     9.4%    11,513   =>1.5%     Not Applicable

Liquidity and Capital Resources

        Liquidity is the measurement of the Bank’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and make payments for general business purposes. The Bank’s sources of liquidity include FHLB advances, repurchase agreements, retail and wholesale deposits, whole loan and mortgage-backed securities sales, and net interest income. In April 2003, the FHLB raised the Bank’s authorized borrowing limit from 30% to 35% of the Bank’s total assets as of the previous quarter-end. Liquidity in the Bank’s operations is actively managed on a daily basis and periodically reviewed by the Bank’s Board of Directors.

        At March 31, 2003 the Bank’s cash balances totaled approximately $9.2 million, compared with $10.0 million at December 31, 2002. The slight decrease in cash was primarily due to repayments of debt facilities and maturities of certificates of deposit during the first quarter of 2003, partially offset by principal repayments of loans and mortgage-backed securities.

        At March 31, 2003, the Bank had approximately $334.7 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending March 31, 2004 and thereafter amounted to approximately $223.7 million and approximately $111.0 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Bank management continues its effort to reduce its exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of the Bank’s interest-earning assets.

        In 2001 the OTS rescinded the regulatory requirement that institutions maintain an average daily balance of liquid assets of at least 4% of its liquidity base. Even though the percentage requirement has been eliminated, each bank is still required by the OTS to maintain adequate liquidity to assure safe and sound operation. It is the Bank’s responsibility to determine the appropriate level of liquidity to be maintained.

SPECIALTY SERVICING AND FINANCE OPERATIONS

        WFSG conducts its Specialty Servicing and Finance Operations through WCC, our servicing subsidiary which was formed pursuant to our June 10, 1999 reorganization, and through WFC, our investment subsidiary. Certain of WCC’s and WFC’s activities are conducted with a lender which has participation interests in the returns generated by the assets that serve as collateral for the related borrowings. The share of such activities held by this lender is reflected as “Investor participation interest” in the Company’s consolidated statements of operations.

        The following table compares operating income before taxes of our Specialty Servicing and Finance Operations for the quarters ended March 31, 2003 and 2002 (dollars in thousands).

                                                 WCC and WFC for the Quarter
                                                       Ended March 31,
                                          ------------------------------------------
                                                                          Increase
                                              2003           2002        (Decrease)
                                          ------------   ------------   ------------
Servicing income .......................  $      7,879   $      5,776   $      2,103
Interest income ........................         1,084          1,878           (794)
Realized gains on sales ................             5             44            (39)
Other (loss) income ....................          (156)           543           (699)
                                          ------------   ------------   ------------
   Total income ........................         8,812          8,241            571
                                          ------------   ------------   ------------
Interest expense .......................           169            381           (212)
Provision for loan losses ..............            30             13             17
Compensation and benefits ..............         5,314          4,353            961
Other expenses .........................         1,967          2,731           (764)
                                          ------------   ------------   ------------
   Total expenses ......................         7,480          7,478              2
                                          ------------   ------------   ------------
Income before taxes ....................  $      1,332   $        763   $        569
                                          ============   ============   ============

Servicing Income
        The components of servicing income in our Specialty Servicing and Finance Operations are reflected in the following table:

                                                                     Quarter Ended
                                                                       March 31,
                                                              ---------------------------
                                                                  2003           2002
                                                              ------------   ------------
                                                                 (Dollars in thousands)
Servicing revenue...........................................  $      7,009   $      5,955
Ancillary fees .............................................         2,320          1,462
Amortization of mortgage servicing rights ..................          (881)          (977)
Valuation adjustment for mortgage servicing rights..........           228           (103)
Custodial float ............................................           279            308
Unreimbursed servicing expenses ............................          (268)           (84)
Prepayment interest shortfall expense ......................          (808)          (785)
                                                              ------------   ------------
    Total servicing income..................................  $      7,879   $      5,776
                                                              ============   ============

        Total servicing income for the quarter ended March 31, 2003 was approximately $7.9 million, compared with $5.8 million for the quarter ended March 31, 2002. The increase was due to the continuing growth in WCC’s servicing volume (see portfolio growth, below). As a result of new contractual flow agreements and, to a lesser extent, servicing rights acquisitions, WCC has increased its portfolio of serviced loans by approximately $1.5 billion since March 31, 2002, despite significant repayments precipitated by the decline in interest rates. As a result of this expansion, our total servicing income increased by approximately 36% from the first quarter of 2002 to the first quarter of 2003.

        The continuing decline in mortgage interest rates which began in 2001 and the currently prevailing low interest rate environment have resulted in relatively rapid prepayments of loans comprising our serviced asset base which, in turn, has impacted negatively servicing revenues. However, prepayment speeds have generally declined or remained stable over the past two quarters ending March 31, 2003. Our amortization of MSRs was approximately $0.9 million for the quarter ended March 31, 2003, compared with approximately $1.0 million for the first quarter of 2002. In addition, our float income earned on deposit balances remained constant at $0.3 million for each period, and the interest we are required to pay to securitization trusts (“prepayment interest shortfall expense”) under our servicing agreements was approximately $0.8 million for both quarters.

        WCC’s serviced loan assets increased by approximately $1.05 billion during the quarter, reflecting WCC’s purchase of the rights to service approximately 5,000 loans with an aggregate unpaid principal balance of $789 million, and additional contracts to service approximately 17,000 loans totaling $766 million in unpaid principal. The transfer of these loans was completed in March 2003. These additions were offset by an approximate $503 million runoff of WCC’s serviced asset base, primarily from prepayments.

        The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                                     March 31,     December 31,    March 31,
                                                        2003           2002           2002
                                                    ------------   ------------   ------------
                                                              (Dollars in thousands)
Single-family residential ........................  $  4,700,019   $  3,668,401   $  3,290,208
Multi-family residential .........................       120,876        121,908        117,274
Commercial real estate ...........................       236,809        218,976        188,699
Consumer and other ...............................        81,868         78,880         89,693
                                                    ------------   ------------   ------------
     Total (1) ...................................  $  5,139,572   $  4,088,165   $  3,685,874
                                                    ============   ============   ============

(1) WCC's servicing portfolio at March 31, 2003 and December 31, 2002 also included approximately $0.3 billion unpaid principal balance of non-performing consumer loans in addition to those reflected in the above table.

Interest Income and Interest Expense
        Interest income in our Specialty Servicing and Finance Operations was approximately $1.1 million for the quarter ended March 31, 2003, compared with $1.9 million for the quarter ended March 31, 2002. The decrease was due to a drop in loan volume as a result of WCC’s and WFC’s sales of $10.6 million unpaid principal balance of loans in the second quarter of 2002. Proceeds from these sales were used to pay down certain debt facilities, resulting in a decrease in interest expense for the corresponding periods.

Other (Loss) Income
        The components of other (loss) income in our Specialty Servicing and Finance Operations are reflected in the following table:

                                                           Quarter Ended
                                                             March 31,
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------
                                                       (Dollars in thousands)
Other (loss) income:
Real estate owned, net ...........................  $        (15)  $        (74)
Investor participation interest ..................           (70)          (326)
Other, net .......................................           (71)           943
                                                    ------------   ------------
    Total other (loss) income ....................  $       (156)  $        543
                                                    ============   ============

        Other (loss) income includes the co-investor’s share of certain investment activities conducted with WCC and WFC, which is reported as “Investor participation interest.” Other, net decreased from the first quarter of 2002 to the first quarter of 2003, primarily as a result of a $0.7 million gain from recoveries in connection with certain servicer advances during the 2002 period.

Compensation and Benefits
        Compensation and employee benefits totaled approximately $5.3 million for the quarter ended March 31, 2003, compared with approximately $4.4 million for the quarter ended March 31, 2002. This increase was due to a continuing increase in WCC’s employee head count as a result of the expansion of our loan servicing operations.

Other Expenses
        Other expenses in our Specialty Servicing and Finance Operations were approximately $2.0 million for the quarter ended March 31, 2003, compared with $2.7 million for the quarter ended March 31, 2002. This decrease was due to a $0.7 million decline in legal expenses. In March 2002 we accrued significant expenses and charges related to the settlement of litigation arising from events prior to our June 1999 restructuring. (See “RESULTS OF OPERATIONS – QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002” above.)

Changes in Financial Condition – Specialty Servicing and Finance Operations

        Following are condensed statements of financial condition for our Specialty Servicing and Finance Operations as of March 31, 2003 and December 31, 2002:

                                                                                      March 31,        December 31,
                                                                                        2003               2002
                                                                                    ------------       ------------
                                                                                        (Dollars in thousands)
ASSETS:
Cash and cash equivalents.......................................................    $         --       $     2,770
Mortgage-backed securities available for sale, at fair value....................           1,575             1,828
Discounted loans, net...........................................................           6,062             6,630
Real estate owned, net..........................................................              47                61
Servicer advance receivables, net...............................................          26,383            19,922
Purchased mortgage servicing rights, net........................................          10,842             5,405
Intercompany receivables........................................................          16,224            15,144
Other assets....................................................................           6,139             5,807
                                                                                    ------------       -----------
    Total assets................................................................    $     67,272       $    57,567
                                                                                    ============       ===========

LIABILITIES:
Short-term borrowings...........................................................    $      5,000       $        --
Long-term investment financing..................................................           7,132             4,284
Other liabilities...............................................................          10,786             8,958
                                                                                    ------------       -----------
     Total liabilities..........................................................          22,918            13,242
NET WORTH.......................................................................          44,354            44,325
                                                                                    ------------       -----------
    Total liabilities and net worth.............................................    $     67,272       $    57,567
                                                                                    ============       ===========

        Mortgage-Backed Securities Available for Sale. WFC’s portfolio of mortgage-backed securities available for sale decreased by approximately $0.3 million during the quarter ended March 31, 2003 as a result of a decrease in net unrealized gains. WFC received $0.7 million in principal repayments in the first quarter of 2003 on its mortgage-backed securities, which have been written down to a book value of zero. Any subsequent payments received are recorded directly to interest income. We currently hold only those securities which are backed by loans in WCC’s servicing portfolio, as such investments provide operating leverage to our core business.

        Discounted Loans, net. Discounted loans, net decreased by approximately $0.6 million from December 31, 2002 to March 31, 2003 primarily as a result of principal payments received during the quarter.

        Servicer Advance Receivables, net. Servicer advance receivables, net increased by approximately $6.5 million during the quarter ended March 31, 2003. This increase resulted from new principal and interest advances by WCC during the quarter, partially offset by recoveries of advances on loans previously made.

        Purchased Mortgage Servicing Rights, net. Purchased mortgage servicing rights, net (MSRs) increased by approximately $5.4 million for the quarter ended March 31, 2003, primarily as a result of purchases of $6.1 million of MSRs associated with new servicing portfolio acquisitions. In addition, we recorded a net recovery of approximately $0.2 million in impairment charges previously taken. These increases were partially offset by $0.9 million of amortization of MSRs during the quarter.

        Intercompany Receivables. Intercompany receivables increased by approximately $1.1 million from year-end 2002 to March 31, 2003. This increase was primarily due to an ongoing transfer of funds from WFC to WFSG to meet WFSG’s operating costs.

        Short-Term Borrowings and Long-Term Investment Financing. Short-term borrowings and long-term investment financing in our Specialty Servicing and Finance Operations increased by approximately $7.8 million during the quarter ended March 31, 2003. WCC utilized its commercial bank lines of credit to fund new servicer advances and its acquisitions of servicing rights during the quarter.

Liquidity and Capital Resources

        Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and make payments for general business purposes. Our sources of cash flow for our Specialty Servicing and Finance Operations include primarily servicing revenue, sales of mortgage servicing assets and/or interest-earning assets, net interest income and lines of credit from commercial banks. The availability of liquidity from our line of credit facilities is subject to the Company’s maintenance of sufficient available collateral to pledge against such borrowings. We are currently maintaining sufficient collateral under the credit agreements. Liquidity in our Specialty Servicing and Finance Operations is actively managed on a daily basis and is periodically reviewed by our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company.

        At March 31, 2003, liquidity in our Specialty Servicing and Finance Operations (including cash and unused borrowings under our credit facilities) totaled $10.0 million, compared with approximately $22.3 million at December 31, 2002. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet our needs. In addition, we intend to use our available capital in a manner which will not make us dependent on securitizations as a source of liquidity. As a result, we have no present intent to securitize loans as a source of liquidity.

        We no longer own subordinated mortgage-backed securities backed by loan pools serviced by unaffiliated third parties, and currently hold subordinated mortgage-backed securities only where we act as servicer of the loan pools backing these securities. At March 31, 2003 we held $1.6 million of such mortgage-backed securities.

        Adequate credit facilities and other sources of funding are essential to the continuation of the Company’s ability to purchase and contract for servicing assets and to acquire pools of loans. The Company’s strategy is dependent in part on its ability to find credit facilities and equity partners for purchases of servicing assets and, to a lesser extent, loan pools. This strategy will depend largely on the Company’s ability to find and use capital partners for our Specialty Servicing and Finance Operations. Otherwise, our business could be significantly curtailed or delayed.

HOLDING COMPANY AND MISCELLANEOUS OPERATIONS

        Our Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to our Banking Operations or Specialty Servicing and Finance Operations, and also includes eliminations of intercompany accounts and transactions. Primary sources of liquidity include funds available from the Company’s wholly-owned non-bank subsidiaries, proceeds from the July 2002 issuance of junior subordinated debt, and payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has limited the amount of these payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company. In January 2003 the Bank remitted $0.4 million to the Company for a portion of its 2001 liability under the foregoing formula. WFSG will continue to depend on its non-Bank subsidiaries to meet its liquidity needs.

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

        We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements:

• Mortgage-Backed and Other Investment Securities Available for Sale. The Company’s mortgage-backed and other investment securities available for sale are reported at their current fair market value. In determining current fair value when quotes from third parties are not available, we estimate the present value of the anticipated cash flows of the securities based on certain assumptions, including the amount and timing of future repayments, the discount rate to be used, and default rates and expected losses on the loans underlying the securities. If the change in market value is considered temporary, the unrealized holding gains and losses are reported net of tax, when applicable, as a separate component of accumulated other comprehensive income in stockholders’ equity. In the event of a decline in market value, management must evaluate whether the decline is temporary in nature or other than temporary. Declines that are considered other than temporary are reflected as “Market valuation losses and impairments” in the consolidated statements of operations and not as a direct reduction to stockholders’ equity. The Company’s portfolio of mortgage-backed and other investment securities available for sale has increased significantly over the past two years and, as of March 31, 2003, represented more than 30% of consolidated total assets. Consequently, fluctuations in the securities’ values can have a significant impact on our financial condition and results of operations.

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

• Income Taxes. At March 31, 2003 we had a total deferred tax asset of approximately $53.6 million. This asset represents the tax effect of future deductible or taxable amounts and is attributable to carryforwards, such as net operating losses and capital losses, and also to temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the Company’s income tax returns. In accounting for the deferred tax asset, we apply Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the deferred tax asset quarterly and, as of March 31, 2003, have recorded a valuation allowance of approximately $49.2 million. The net deferred tax asset, $4.4 million, is included in prepaid expenses and other assets in our consolidated statement of financial condition as of March 31, 2003. We currently believe that it is more likely than not that this portion of the deferred tax asset will be realized. However, there can be no assurance that the amount, if any, that we ultimately realize will not differ materially from our assessment. As portions of the deferred tax asset are realized and the valuation allowance is reduced, the related benefits, to the extent they relate to our post-reorganizational period, are recorded as a deferred tax benefit in our consolidated statements of operations. As benefits relating to our pre-reorganizational period are realized, they are recorded as a direct increase to stockholders’ equity.

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

        The Committees are authorized to utilize off-balance sheet financial techniques to assist them in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the “notional amount”) for a specified period without the exchange of the underlying principal amount. The Bank has entered into a $35 million notional principal amount interest rate swap agreement, which became effective in December 2002 and matures in December 2004. Pursuant to the agreement, the Bank will pay interest at a fixed rate of 2.22% and receive quarterly interest payments at the three-month LIBOR rate.

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

        The following table quantifies the potential changes in the Company’s net portfolio value at March 31, 2003, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

                                                        Net Portfolio Value             NPV as % of Assets
                                               -------------------------------------   --------------------
                                                $ Amount      $ Change     % Change    NPV Ratio    Change
                                               ----------    ----------   ----------   ---------   --------
        Change in Rates                              (Dollars in thousands)
         +300bp.............................   $   97,815    $ (34,337)      (26)%        12.08%    (315)bp
         +200bp.............................      112,684      (19,468)      (15)         13.54     (169)bp
         +100bp.............................      127,363       (4,789)       (4)         14.90      (33)bp
            0bp.............................      132,152           --        --          15.23       --
         -100bp.............................      129,908       (2,244)       (2)         14.86      (37)bp
         -200bp.............................      126,158       (5,994)       (5)         14.38      (85)bp
         -300bp.............................      123,150       (9,002)       (7)         14.04     (119)bp

        In determining net portfolio value, Management relies upon various assumptions, including, but not limited to, prepayment speeds on the Company’s assets and the discount rates to be used. We review our assumptions regularly and adjust them when it is deemed appropriate based on current and future expected market conditions. At March 31, 2003, we utilized a lower discount rate than at the previous quarter-end because we believe the lower rate represents a more typical coupon rate that could be earned on newly-originated commercial and multi-family loans. As a result, our consolidated NPV increased substantially over the prior quarter under every rate-change scenario.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures
        We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

Changes in internal controls
        There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of that evaluation.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

        The Company is a defendant in other legal actions arising from transactions conducted in the ordinary course of business. Some of these claims involve individual borrowers, for themselves and in one instance for a class of borrowers, demanding material amounts for alleged damages. Management, after consultation with legal counsel, and based on prior experience with consumer claims, believes the ultimate liability, if any, arising from such actions will not materially affect the Company’s financial position, consolidated results of operations or cash flows.

Item 2.	Changes in Securities.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.
99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§1350

(b)	The following reports on Form 8-K were filed during the quarter covered by this report, and subsequently through the date of issuance:

Current Report on Form 8-K dated April 18, 2003, reporting the resignation of the Company’s Executive Vice President and Chief Financial Officer and appointment of its interim Chief Financial Officer.

Current Report on Form 8-K dated April 30, 2003, reporting the Company’s operating results for the quarter ended March 31, 2003.

Current Report on Form 8-K dated May 6, 2003, announcing the date of the Company’s annual shareholder meeting.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE FINANCIAL SERVICES GROUP INC.

Date: May 12, 2003

By:	/s/ STEPHEN P. GLENNON
Stephen P. Glennon
Chief Executive Officer and
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ STEPHEN P. GLENNON
Stephen P. Glennon
Chief Executive Officer and
Chief Financial Officer