Form 10-Q
period 2003-06-30
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2003-08-12
CIK 1024321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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
Yes [ X ]        No [___]

Applicable only to corporate issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common Stock, par value $0.01 per share	18,635,491 shares

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

         Item 1.   Interim Condensed Consolidated Financial Statements (Unaudited):

         Item 2.   Management's Discussion and Analysis of Financial Condition

PART II. OTHER INFORMATION

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands)

                                                                                         June 30,     December 31,
                                                                                           2003           2002
                                       ASSETS                                          ------------   ------------
Cash and cash equivalents ...........................................................  $     15,173   $     17,579
Government agency mortgage-backed securities available for sale, at fair value ......       166,027        211,082
AAA mortgage-backed securities available for sale, at fair value ....................        39,321         48,320
Other mortgage-backed securities available for sale, at fair value ..................         1,585          2,133
Investment securities available for sale, at fair value .............................        25,572         11,962
Loans, net of allowance for loan losses of $6,765 and $7,980 ........................       487,847        486,667
Discounted loans, net of allowance for loan losses of $41,069 and $40,920 ...........         5,622          6,630
Stock in Federal Home Loan Bank of San Francisco, at cost ...........................        11,080         10,808
Real estate owned, net ..............................................................           683          1,101
Leasehold improvements and equipment, net ...........................................         3,147          3,218
Accrued interest receivable .........................................................         3,766          4,043
Servicer advance receivables, net ...................................................        26,306         19,922
Service fees receivable .............................................................         2,760          2,334
Purchased mortgage servicing rights, net ............................................         9,255          5,405
Receivables from loan servicers .....................................................           502            462
Intangible assets, net ..............................................................         3,572          3,701
Prepaid expenses and other assets ...................................................        18,382          7,654
                                                                                       ------------   ------------
          TOTAL .....................................................................  $    820,600   $    843,021
                                                                                       ============   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Noninterest-bearing deposits ...................................................  $      4,355   $      3,659
     Interest-bearing deposits ......................................................       350,545        392,122
     Short-term borrowings ..........................................................        94,000         91,870
     Accounts payable and other liabilities .........................................        23,404         14,284
     FHLB advances ..................................................................       218,000        216,000
     Investment financing ...........................................................         5,232          4,284
     Trust preferred subordinated debt ..............................................        20,000         20,000
     Investor participation liability ...............................................         1,435          1,346
                                                                                       ------------   ------------
          Total liabilities .........................................................       716,971        743,565
                                                                                       ------------   ------------

COMMITMENTS AND CONTINGENCIES (NOTE 2)

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares
        outstanding .................................................................            --             --
     Common stock, $0.01 par value, 90,000,000 shares authorized, 24,251,037
        and 23,820,874 shares issued (including treasury shares of 5,626,212) .......       116,260        114,357
     Treasury stock, 5,626,212 shares, at cost ......................................       (15,106)       (15,106)
     Accumulated deficit ............................................................          (126)        (3,096)
     Accumulated other comprehensive income, net ....................................         2,601          3,301
                                                                                       ------------   ------------
          Total stockholders' equity ................................................       103,629         99,456
                                                                                       ------------   ------------
          TOTAL .....................................................................  $    820,600   $    843,021
                                                                                       ============   ============

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

                                                                              Quarter Ended                Six Months Ended
                                                                                 June 30,                      June 30,
                                                                        ---------------------------   ---------------------------
                                                                            2003           2002           2003           2002
                                                                        ------------   ------------   ------------   ------------
INTEREST INCOME:
         Loans .......................................................  $      8,426   $      9,638   $     16,896   $     20,483
         Mortgage-backed securities ..................................         2,547          2,473          6,014          5,405
         Securities and federal funds sold ...........................           217            300            389            640
                                                                        ------------   ------------   ------------   ------------
       Total interest income .........................................        11,190         12,411         23,299         26,528
                                                                        ------------   ------------   ------------   ------------
INTEREST EXPENSE:
         Deposits ....................................................         2,776          3,928          5,989          8,350
         Borrowings ..................................................         3,233          3,234          6,696          6,505
                                                                        ------------   ------------   ------------   ------------
         Total interest expense ......................................         6,009          7,162         12,685         14,855
                                                                        ------------   ------------   ------------   ------------
NET INTEREST INCOME ..................................................         5,181          5,249         10,614         11,673
(RECAPTURE OF) PROVISION FOR LOSSES ON LOANS .........................          (700)           223           (670)           236
                                                                        ------------   ------------   ------------   ------------
NET INTEREST INCOME AFTER (RECAPTURE OF) PROVISION FOR LOSSES ON
    LOANS ............................................................         5,881          5,026         11,284         11,437
                                                                        ------------   ------------   ------------   ------------
OTHER INCOME:
         Servicing income ............................................         7,906          6,024         15,747         11,546
         Loan fees and charges .......................................            27             29             50             71
         Real estate owned, net ......................................          (112)           (65)           (87)          (111)
         Gain on sale of loans .......................................            75          2,436             80          2,480
         Loss on sale of securities ..................................            --             --             --            (62)
         Market valuation losses and impairments......................            --         (1,373)            --         (1,373)
         Investor participation interest .............................           (59)        (1,219)          (129)        (1,545)
         Other, net ..................................................           517            (55)           731          1,206
                                                                        ------------   ------------   ------------   ------------
         Total other income ..........................................         8,354          5,777         16,392         12,212
                                                                        ------------   ------------   ------------   ------------
OTHER EXPENSES:
         Compensation and employee benefits ..........................         7,391          6,177         14,162         11,818
         Professional services .......................................         1,542          1,031          2,691          2,818
         Occupancy ...................................................           527            539          1,080          1,082
         FDIC insurance premiums .....................................           107            104            215            209
         Data processing .............................................           279            337            533            601
         Communication ...............................................           216            290            449            602
         Insurance ...................................................           365            275            705            554
         Corporate travel and development ............................            43             79            126            169
         Depreciation.................................................           396            437            804            859
         Amortization of intangibles .................................            64             64            129            129
         Postage and courier expense .................................           314            217            574            520
         Provision for litigation claims .............................            --             --             --          3,600
         Other general and administrative expenses ...................           609            601          1,183          1,309
                                                                        ------------   ------------   ------------   ------------
         Total other expenses ........................................        11,853         10,151         22,651         24,270
                                                                        ------------   ------------   ------------   ------------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
    INCOME TAXES .....................................................         2,382            652          5,025           (621)
MINORITY INTEREST ....................................................            --           (325)            --           (125)
                                                                        ------------   ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES ....................................         2,382            327          5,025           (746)
INCOME TAX PROVISION (BENEFIT) .......................................           976              1          2,055           (299)
                                                                        ------------   ------------   ------------   ------------
NET INCOME (LOSS) ....................................................  $      1,406   $        326   $      2,970   $       (477)
                                                                        ============   ============   ============   ============

Earnings (loss) per share - basic.....................................  $       0.08   $       0.02   $       0.16   $      (0.03)
Earnings (loss) per share - diluted...................................  $       0.07   $       0.02   $       0.15   $      (0.03)

Weighted average shares outstanding - basic...........................    18,435,365     16,196,365     18,330,116     16,188,615
Weighted average shares outstanding - diluted.........................    20,410,295     21,379,651     20,330,328     16,188,615

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

                                                                                                          Accumulated
                               Preferred Stock     Common Stock         Treasury Stock                       Other
                                ------------- --------------------- ----------------------- Accumulated  Comprehensive
                                Shares Amount   Shares      Amount      Shares     Amount    Deficit        Income         Total
                                ------ ------ ----------- --------- -----------  ----------  ---------   -------------  ---------
BALANCE, January 1, 2002......      -- $   --  20,349,458 $ 105,530  (4,168,854) $ (10,005)  $ (5,058)   $        953   $  91,420
Comprehensive income:
    Net income................                                                                  1,962                       1,962
    Unrealized holding gains
      on available for sale
      securities - net of tax
      expense of $1,851(1)....                                                                                  2,490       2,490
    Unrealized loss on
      interest-rate swap - net                                                                                   (142)       (142)
      of tax benefit of $101..                                                                                           --------
Total comprehensive income....                                                                                              4,310
Tax benefit from utilization
    of pre-reorganizational Net
    Operating Losses (Note 3).                                  815                                                           815
Exercise of stock options.....                     75,000        96                                                            96
Conversion of subordinated
    debentures................                  3,396,416     7,690                                                         7,690
Receipt of income tax refund
    related to pre-
    reorganizational income...                                  226                                                           226
Treasury stock acquired.......                                       (1,457,358)    (5,101)                                (5,101)
                                ------ ------ ----------- --------- -----------  ----------  ----------  -------------  ---------
BALANCE, December 31, 2002....      --     --  23,820,874   114,357  (5,626,212)   (15,106)     (3,096)         3,301      99,456
Comprehensive income:
    Net income................                                                                   2,970                      2,970
    Unrealized holding loss
      on available for sale
      securities - net of tax
      benefit of $426.........                                                                                   (561)       (561)
    Unrealized loss on
      interest-rate swap - net
      of tax benefit of $91...                                                                                   (139)       (139)
                                                                                                                         --------
Total comprehensive income....                                                                                              2,270
Tax benefit from utilization
    of pre-reorganizational
    Net Operating Losses
    (Note 3)..................                                1,352                                                         1,352
 Exercise of stock options....                    430,163       551                                                           551
                                ------ ------ ----------- --------- -----------  ----------  ----------  -------------  ---------
BALANCE, June 30, 2003........      -- $   --  24,251,037 $ 116,260  (5,626,212) $ (15,106)  $    (126)  $      2,601   $ 103,629
                                ====== ====== =========== ========= ===========  ==========  ==========  =============  =========
__________

(1) Includes reclassification adjustment for gain included in net income of $1,321, net of tax expense of $937.

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  ---------------------------
                                                                                      2003           2002
                                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...........................................................  $      2,970           (447)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        (Recapture of) provision for losses on loans ...........................          (670)           236
        Provision for losses on real estate owned ..............................           110             18
        Valuation adjustment for mortgage servicing rights .....................          (139)           421
        Market valuation losses and impairments ................................            --          1,373
        Depreciation and amortization ..........................................           933            988
        Tax effect from utilization of net operating loss carryforward .........         1,352             --
        (Gain) loss on sale of real estate owned ...............................           (57)            88
        Loss on sale of mortgage servicing rights ..............................            --             22
        Gain on sale of loans ..................................................           (80)        (2,480)
        Loss on sale of securities .............................................            --             62
        (Gain) loss on disposal of equipment ...................................            (8)             6
        Amortization of discounts and deferred fees ............................         1,598          1,522
        Amortization of mortgage servicing rights ..............................         2,375          1,868
        Federal Home Loan Bank stock dividends .................................          (272)          (265)
        Minority interest ......................................................            --            125
      Change in:
        Servicer advance receivables ...........................................        (6,384)         3,074
        Service fees receivable ................................................          (426)           (92)
        Accrued interest receivable ............................................           277           (513)
        Receivables from other loan servicers ..................................           (40)           850
        Prepaid expenses and other assets ......................................           391            564
        Accounts payable and other liabilities .................................        (1,707)         4,965
        Investor participation liability .......................................            89            621
                                                                                  ------------   ------------
             Net cash provided by operating activities .........................           312         13,006
                                                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of loans ......................................................       (17,648)            --
        Proceeds from sale of loans ............................................         4,068             --
        Loan repayments ........................................................        74,579        106,846
        Loan originations ......................................................       (61,417)       (44,938)
        Purchase of discounted loans ...........................................       (30,075)           (10)
        Proceeds from sale of discounted loans .................................        30,308          7,395
        Purchase of mortgage-backed securities available for sale ..............       (27,784)      (131,979)
        Proceeds from sale of mortgage-backed securities available for sale ....            --         19,513
        Repayment of mortgage-backed securities available for sale .............        79,950         15,345
        Purchase of investment securities available for sale ...................       (13,458)       (13,731)
        Proceeds from sale of real estate owned ................................           822            498
        Purchases of leasehold improvements and equipment ......................          (738)          (819)
        Proceeds from sale of leasehold improvements and equipment .............            13             17
        Purchase of mortgage servicing rights ..................................        (6,088)          (115)
        Proceeds from sale of mortgage servicing rights ........................             2            297
                                                                                  ------------   ------------
             Net cash provided by (used in) investing activities ...............        32,534        (41,681)
                                                                                  ------------   ------------

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  ---------------------------
                                                                                      2003           2002
                                                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net decrease in deposits................................................  $    (40,881)  $    (35,818)
        Proceeds from FHLB advances     ........................................        18,000             --
        Repayments of FHLB advances.............................................       (16,000)            --
        Net increase in short-term borrowings...................................         2,130         52,333
        Proceeds from servicing acquisition notes...............................         4,006          2,444
        Repayment of servicing acquisition notes................................        (3,058)        (9,752)
        Issuance of convertible subordinated debentures.........................            --          7,690
        Issuance of common stock pursuant to exercise of stock options..........           551             40
                                                                                  ------------   ------------
             Net cash (used in) provided by financing activities................       (35,252)        16,937
                                                                                  ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.......................................        (2,406)       (11,738)
CASH AND CASH EQUIVALENTS:
        Beginning of period.....................................................        17,579         39,974
                                                                                  ------------   ------------
        End of period...........................................................  $     15,173   $     28,236
                                                                                  ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--Cash  paid for:
        Interest................................................................  $     12,145   $     15,292
        Income taxes............................................................           295            423
NONCASH INVESTING ACTIVITIES:
        Additions to real estate owned acquired in settlement of loans..........           457            517

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

        In the opinion of management, all adjustments, other than the adjustments described below, generally comprised of normal recurring accruals necessary for fair presentation of the interim condensed consolidated financial statements have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

        Certain reclassifications of 2002 amounts were made in order to conform to the 2003 presentation, none of which affect previously reported net income (loss).

2. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

        At June 30, 2003, the Company's banking subsidiary, First Bank of Beverly Hills, F.S.B. ("FBBH" or the "Bank"), had outstanding commitments to fund $10.0 million of mortgage loans and to purchase $10.0 million of mortgage-backed securities.

        The Company expects to incur additional expenses in connection with legal costs for prior officers. These costs, which totaled approximately $0.8 million and $1.3 million, respectively, for the quarter and six months ended June 30, 2003, relate to the events that gave rise to litigation arising from the financial collapse of Capital Consultants LLC ("CCL"). The Company on May 13, 2002 entered into a settlement agreement to resolve that litigation and has completed all of its obligations under the settlement agreement. The litigation will be dismissed when plaintiffs complete their obligations. Management, after consultation with legal counsel, believes that this litigation will be dismissed. However, this dismissal would not affect any continuing obligation of the Company for legal costs of the prior officers arising from such events.

3. INCOME TAXES

        The Company files consolidated federal income tax returns with all of its subsidiaries. The operations of Wilshire Credit Corporation ("WCC"), the Company's loan servicing subsidiary, are included in WFSG's consolidated income tax returns for periods beginning October 1, 2002, the effective date of WFSG's purchase of WCC's 49.99% minority interest. For tax years through the year ended December 31, 2001 and for the first three quarters of 2002, WCC's operations were excluded from WFSG's consolidated federal income tax return because WCC did not meet the required ownership threshold of 80% (the Company's economic interest was 50.01%).

        The Company recorded a current income tax provision of approximately $1.0 million and $2.1 million, respectively, for the quarter and six months ended June 30, 2003. The Company's deferred tax provision (benefit) is determined on a quarterly basis pursuant to an evaluation of WFSG's net deferred tax asset. These deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts. They are attributable to carryforwards, such as net operating losses and capital losses, and also to temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 41% is applied to each attribute in determining the amount of the related deferred tax asset or liability. Decreases (increases) in the net deferred tax asset are recorded as a deferred tax provision (benefit) in the consolidated statement of operations.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        WFSG's net deferred tax asset at June 30, 2003 and December 31, 2002 is included in prepaid expenses and other assets on the accompanying consolidated statements of financial condition. In accounting for the deferred tax asset, the Company applies Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires, among other things, that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes that it is more likely than not that the Company will realize a portion of the deferred tax asset and has recorded the valuation allowance accordingly. As benefits relating to the Company's pre-reorganization (before June 10, 1999) period are realized and the valuation allowance is reduced, the tax effect is recorded as an increase to stockholders' equity in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), and not as a tax benefit in the statement of operations.

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

4. PER SHARE DATA

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potentially dilutive stock options and convertible debentures outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the quarters and six-month periods ended June 30, 2003 and 2002. For the six months ended June 30, 2002, the Company incurred a net loss, which resulted in common stock equivalents having an anti-dilutive effect on loss per share. Therefore, the weighted-average number of common shares outstanding was equivalent for both basic and diluted loss per share.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

                                                          Quarter Ended                Six Months Ended
                                                             June 30,                      June 30,
                                                    ---------------------------   ---------------------------
                                                        2003           2002           2003           2002
                                                    ------------   ------------   ------------   ------------
Basic earnings (loss) per share:
Net income (loss) ................................  $      1,406   $        326   $      2,970   $       (447)
Weighted average number of common shares
   outstanding - basic ...........................    18,435,365     16,196,365     18,330,116     16,188,615
                                                    ------------   ------------   ------------   ------------
Net income (loss) per share - basic ..............  $       0.08   $       0.02   $       0.16   $      (0.03)
                                                    ============   ============   ============   ============

Diluted earnings (loss) per share:
Net income (loss) ................................  $      1,406   $        326   $      2,970   $       (447)
Tax-effected interest expense attributable to 8%
   Convertible Debentures ........................            --            101             --            N/A
                                                    ------------   ------------   ------------   ------------
Net earnings (loss) assuming dilution ............  $      1,406   $        427   $      2,970   $       (447)
                                                    ------------   ------------   ------------   ------------
Weighted average number of common shares
   outstanding ...................................    18,435,365     16,196,365     18,330,116     16,188,615
Effect of potentially dilutive securities:
   8% Convertible Debentures .....................            --      3,396,416             --            N/A
   Outstanding stock options .....................     1,974,930      1,786,870      2,000,212            N/A
                                                    ------------   ------------   ------------   ------------
Weighted average number of common shares
   outstanding - diluted .........................    20,410,295     21,379,651     20,330,328     16,188,615
                                                    ------------   ------------   ------------   ------------
Net income (loss) per share - diluted..........     $       0.07   $       0.02   $       0.15   $      (0.03)
                                                    ============   ============   ============   ============

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

                                                            Quarter Ended                   Six Months Ended
                                                               June 30,                         June 30,
                                                     ----------------------------     ----------------------------
                                                        2003             2002            2003             2002
                                                     -----------      -----------     -----------     ------------
Net income (loss), as reported.................      $     1,406      $       326     $     2,970     $      (447)
Less:  Total stock-based employee compensation
   expense determined under fair value-based
   method for all awards, net of related tax
   effects.....................................              123              199             246             333
                                                     -----------      -----------     -----------     -----------

Pro forma net income (loss)....................      $     1,283      $       127     $     2,724     $      (780)
                                                     ===========      ===========     ===========     ============

Earnings (loss) per share:
   Basic - as reported.........................      $      0.08      $      0.02     $      0.16     $     (0.03)
                                                     ===========      ===========     ===========     ============
   Basic - pro forma...........................      $      0.07      $      0.01     $      0.15     $     (0.05)
                                                     ===========      ===========     ===========     ============

   Diluted - as reported.......................      $      0.07      $      0.02     $      0.15     $     (0.03)
                                                     ===========      ===========     ===========     ============
   Diluted - pro forma.........................      $      0.06      $      0.01     $      0.13     $     (0.05)
                                                     ===========      ===========     ===========     ============

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

5. OPERATING SEGMENTS

        Effective the second quarter of 2003, the Company redefined its operating segments in order to reflect a complete separation of its investment operations from its servicing operations. Consequently, the operating results of the Company’s investment subsidiary, Wilshire Funding Corporation (“WFC”), are now reported as an individual business segment (“Mortgage Investments”), separate from those of its loan servicing subsidiary, WCC. (In prior periods, the results of WCC and WFC were combined into one operating segment known as “Specialty Servicing and Finance Operations”.) The Company continues to conduct its banking operations through FBBH.

        The Company in the second quarter of 2003 also revised the method by which it allocates certain operating expenses among its business entities. As a result, in current and future periods WCC will assume higher proportions of overall compensation and benefits, insurance, depreciation and various other categories of expenses. The additional expenses allocated to WCC from the other business segments totaled approximately $0.2 million for the quarter and six-month period ended June 30, 2003. On an annual basis, the total additional expenses transferred to WCC is expected to approximate $1.5 million, with corresponding reductions at FBBH, WFC and the holding company of approximately $0.2 million, $1.0 million and $0.3 million, respectively. The Company believes that this new allocation methodology accurately reflects the costs to be incurred by each business entity, and more closely matches the operating segments’ expenses with their revenue-producing activities.

        The Company’s operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

o	Banking Operations—Through FBBH, the Company conducts a banking business focused primarily on specialty-niche products, including small-balance commercial and multi-family real estate lending, investments in residential whole loans, and investments in primarily AAA-rated and government agency mortgage-backed securities. The primary sources of liquidity for the Bank’s acquisitions and originations are wholesale certificates of deposit, retail deposits, FHLB advances and repurchase agreements. The Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision (“OTS”). At June 30, 2003, FBBH had total assets of $767.5 million.

o	Loan Servicing Operations—Through its loan servicing subsidiary, WCC, the Company conducts a full-service mortgage and consumer loan servicing business, specializing in the servicing of labor-intensive mortgage pools requiring expertise in loss mitigation and/or investor reporting. As of June 30, 2003, WCC serviced approximately $5.1 billion principal balance of residential and commercial mortgage pools for more than 500 individual and institutional investors and government agencies. WCC’s funding sources consist primarily of internal liquidity and commercial bank financing.

o	Mortgage Investment Operations— The Company’s investment subsidiary, WFC, acquires mortgage-backed securities and pools of performing, sub-performing and non-performing residential and commercial loans. WFC conducts certain of these activities with an institutional investor where such investments align the Company’s interests with those of the institutional investor. WFC’s funding sources consist primarily of commercial bank financing and co-investors, with debt service repayment terms that generally parallel the cash flows of the underlying collateral.

o	Holding Company and Miscellaneous Operations—The Company’s Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the aforementioned business segments. In addition, this segment includes interest expense on the $20 million of junior subordinated debt issued in July 2002 and eliminations of intercompany accounts and transactions. Primary sources of liquidity include funds available from the Company’s non-bank subsidiaries, proceeds from the July 2002 issuance of junior subordinated debt and, to a limited extent, reimbursement payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, OTS regulations limit the amount of these tax reimbursement payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        Segment data for the quarters ended June 30, 2003 and 2002 are as follows:

                                                                             Three Months Ended June 30, 2003
                                                         ------------------------------------------------------------------------
                                                                                                        Holding
                                                                                                       Company and
                                                                            Loan         Mortgage     Miscellaneous
                                                           Banking       Servicing     Investments     Operations       Total
                                                         ------------   ------------   ------------   ------------   ------------
  Interest income ....................................   $     10,417   $         19   $        729   $         25   $     11,190
  Interest expense ...................................          5,624            122             20            243          6,009
                                                         ------------   ------------   ------------   ------------   ------------
  Net interest income (expense) ......................          4,793           (103)           709           (218)         5,181
  (Recapture of) provision for loan losses ...........           (750)            --             50             --           (700)
                                                         ------------   ------------   ------------   ------------   ------------
  Net interest income (expense) after
     (recapture of) provision for loan
     losses ..........................................          5,543           (103)           659           (218)         5,881
  Realized gains on asset sales ......................             --             75             --             --             75
  Servicing income ...................................            204          8,016             (3)          (311)         7,906
  Other (loss) income ................................           (200)           430           (151)           294            373
  Compensation and benefits ..........................          1,144          5,457            151            639          7,391
  Other expense ......................................          1,247          1,790             58          1,367          4,462
                                                         ------------   ------------   ------------   ------------   ------------
  Income (loss) before taxes .........................          3,156          1,171            296         (2,241)         2,382
  Income tax provision (benefit) .....................          1,326             --            153           (503)           976
                                                         ------------   ------------   ------------   ------------   ------------
  Net income (loss) ..................................   $      1,830   $      1,171   $        143   $     (1,738)  $      1,406
                                                         ============   ============   ============   ============   ============
  Total assets .......................................   $    767,516   $     41,970   $     25,900   $    (14,786)  $    820,600
                                                         ============   ============   ============   ============   ============

                                                                             Three Months Ended June 30, 2002
                                                         ------------------------------------------------------------------------
                                                                                                        Holding
                                                                                                       Company and
                                                                            Loan         Mortgage     Miscellaneous
                                                           Banking       Servicing     Investments     Operations       Total
                                                         ------------   ------------   ------------   ------------   ------------
  Interest income .................................   $     11,135   $         74   $      1,168   $         34   $     12,411
  Interest expense ................................          6,770            155            139             98          7,162
                                                      ------------   ------------   ------------   ------------   ------------
  Net interest income (expense) ...................          4,365            (81)         1,029            (64)         5,249
  Provision for loan losses .......................             --            153             70             --            223
                                                      ------------   ------------   ------------   ------------   ------------
  Net interest income (expense) after
     provision for loan losses ....................          4,365           (234)           959            (64)         5,026
  Realized and unrealized (losses) gains ..........         (1,373)         1,904            532             --          1,063
  Servicing income ................................            148          6,480             16           (620)         6,024
  Other (loss) income .............................           (179)        (1,089)          (569)           527         (1,310)
  Compensation and benefits .......................            936          4,663            217            361          6,177
  Other expense ...................................          1,384          1,749            201            640          3,974
                                                      ------------   ------------   ------------   ------------   ------------
  Income (loss) before minority interest
    and taxes .....................................            641            649            520         (1,158)           652
  Minority interest ...............................             --             --             --           (325)          (325)
                                                      ------------   ------------   ------------   ------------   ------------
  Income (loss) before taxes ......................            641            649            520         (1,483)           327
  Income tax provision (benefit) ..................            255             --             --           (254)             1
                                                      ------------   ------------   ------------   ------------   ------------
  Net income (loss) ...............................   $        386   $        649   $        520   $     (1,229)  $        326
                                                      ============   ============   ============   ============   ============
  Total assets ....................................   $    746,364   $     28,080   $     26,692   $      6,779   $    794,357
                                                      ============   ============   ============   ============   ============

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        Segment data for the six months ended June 30, 2003 and 2002 are as follows:

                                                                              Six Months Ended June 30, 2003
                                                         ------------------------------------------------------------------------
                                                                                                        Holding
                                                                                                       Company and
                                                                            Loan         Mortgage     Miscellaneous
                                                           Banking       Servicing     Investments     Operations       Total
                                                         ------------   ------------   ------------   ------------   ------------
  Interest income ....................................   $     21,429   $         62   $      1,770   $         38   $     23,299
  Interest expense ...................................         11,867            263             48            507         12,685
                                                         ------------   ------------   ------------   ------------   ------------
  Net interest income (expense) ......................          9,562           (201)         1,722           (469)        10,614
  (Recapture of) provision for loan losses ...........           (750)            --             80             --           (670)
                                                         ------------   ------------   ------------   ------------   ------------
  Net interest income (expense) after (recapture of)
     provision for loan losses .......................         10,312           (201)         1,642           (469)        11,284
  Realized gains on asset sales ......................             --             75              5             --             80
  Servicing income ...................................            503         15,811             81           (648)        15,747
  Other (loss) income ................................           (238)           437           (314)           680            565
  Compensation and benefits ..........................          2,275         10,566            356            965         14,162
  Other expense ......................................          2,545          3,629            186          2,129          8,489
                                                         ------------   ------------   ------------   ------------   ------------
  Income (loss) before taxes .........................          5,757          1,927            872         (3,531)         5,025
  Income tax provision (benefit) .....................          2,418             --            357           (720)         2,055
                                                         ------------   ------------   ------------   ------------   ------------
  Net income (loss) ..................................   $      3,339   $      1,927   $        515   $     (2,811)  $      2,970
                                                         ============   ============   ============   ============   ============
  Total assets .......................................   $    767,516   $     41,970   $     25,900   $    (14,786)  $    820,600
                                                         ============   ============   ============   ============   ============

                                                                              Six Months Ended June 30, 2002
                                                         ------------------------------------------------------------------------
                                                                                                        Holding
                                                                                                       Company and
                                                                            Loan         Mortgage     Miscellaneous
                                                           Banking       Servicing     Investments     Operations       Total
                                                         ------------   ------------   ------------   ------------   ------------
  Interest income ....................................   $     23,086   $        243   $      2,878   $        321   $     26,528
  Interest expense ...................................         13,996            337            337            185         14,855
                                                         ------------   ------------   ------------   ------------   ------------
  Net interest income (expense) ......................          9,090            (94)         2,541            136         11,673
  Provision for loan losses ..........................             --            166             70             --            236
                                                         ------------   ------------   ------------   ------------   ------------
  Net interest income (expense) after
     provision for loan losses .......................          9,090           (260)         2,471            136         11,437
  Realized and unrealized (losses) gains .............         (1,434)         1,904            576             (1)         1,045
  Servicing income ...................................            371         12,162            109         (1,096)        11,546
  Other (loss) income ................................           (165)          (497)          (618)           901           (379)
  Compensation and benefits ..........................          1,880          8,798            434            706         11,818
  Other expense ......................................          2,699          4,261            420          5,072         12,452
                                                         ------------   ------------   ------------   ------------   ------------
  Income (loss) before minority interest
    and taxes ........................................          3,283            250          1,684         (5,838)          (621)
  Minority interest ..................................             --             --             --           (125)          (125)
                                                         ------------   ------------   ------------   ------------   ------------
  Income (loss) before taxes .........................          3,283            250          1,684         (5,963)          (746)
  Income tax provision (benefit) .....................          1,349             --             --         (1,648)          (299)
                                                         ------------   ------------   ------------   ------------   ------------
  Net income (loss) ..................................   $      1,934   $        250   $      1,684   $     (4,315)          (447)
                                                         ============   ============   ============   ============   ============
  Total assets .......................................   $    746,364   $     28,080   $     26,692   $     (6,779)  $    794,357
                                                         ============   ============   ============   ============   ============

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

6. INTANGIBLE ASSETS

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

        Following is a summary of the Company's intangible assets:

                                                               Intangible Assets

                                                              As of June 30, 2003
                                                       ---------------------------------
                                                       Gross Carrying      Accumulated
                                                            Amount        Amortization
                                                       ---------------   ---------------

               Goodwill.............................   $         3,393   $          (339)
               Core deposit intangible..............             1,294              (776)
                                                       ---------------   ---------------
                  Total.............................   $         4,687   $        (1,115)
                                                       ===============   ===============

        For the quarter and six months ended June 30, 2003 the Company recorded amortization expense of $65 and $129, respectively, related to the core deposit intangible. The estimated amortization of the balance for the remainder of 2003 and the five succeeding fiscal years is $129 (2003), $259 (2004), $130 (2005), and none thereafter.

        The Company tested goodwill for impairment as of March 31, 2003 and determined that no impairment charge was required. There were no conditions that indicated impairment as of June 30, 2003.

        The Company’s purchased mortgage servicing rights (MSRs) totaled approximately $9.3 million at June 30, 2003, $5.4 million at December 31, 2002, and $6.0 million at June 30, 2002. Amortization expense for MSRs was $1.5 million and $2.4 million, respectively, for the quarter and six months ended June 30, 2003, and $0.9 million and $1.9 million, respectively, for the quarter and six months ended June 30, 2002. The estimated amortization expense of the June 30, 2003 balance of MSRs for the remainder of 2003 and the five succeeding fiscal years is $2.0 million (2003), $3.0 million (2004), $1.8 million (2005), $1.1 million (2006), $0.6 million (2007), and $0.4 million (2008). The estimated amortization expense is based only on currently held MSRs and on current information regarding loan payments and prepayments. Actual results may vary as a result of changes in the rate of prepayments and other market factors.

7. LEGAL MATTERS

        In June 2001, FBBH sold its Bankcard Division to iPayment Holdings, Inc. for a total purchase price of approximately $6.2 million, including approximately $0.4 million consisting of a contingency payment due the Bank upon one merchant customer’s attainment of certain processing volumes. In a lawsuit commenced by FBBH for payment of part of the purchase price, iPayment, in September 2002, filed a cross-complaint against the Bank for fraud, breach of contract and negligent misrepresentation. iPayment contends that the Bank knew, or should have known, that a merchant was concealing significant product returns by issuing checks as refunds, rather than issuing credit card refunds as required by MasterCard operating rules. iPayment claims damages for the difference in the purchase price due to the decreased value to iPayment of the merchant’s account; chargebacks that iPayment may have to pay and will not be able to recover from the merchant which may total $5-6 million; and punitive damages. The Bank denies the claims, in part because the portion of the purchase price for which the Bank is suing iPayment was held back by iPayment and was dependent upon the processing volume of this merchant, and the Bank also maintains that iPayment failed to mitigate any claimed damages. The Bank intends to defend the cross-complaint vigorously. The factual discovery process has not been completed. Although the Company expects to incur costs in defending these claims, based on the results of the discovery proceedings thus far and preliminary discussions with its lawyers, the Company currently does not believe the ultimate resolution of the claims will have a material impact on its financial condition or results of operations. The Company has not recognized, for accounting purposes, the contingency payment from iPayment which is the subject of this litigation.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        WFSG on May 13, 2002 entered into a settlement agreement to resolve litigation which arose from the financial collapse of CCL, and the Company has completed all of its obligations under the settlement agreement. The litigation will be dismissed when plaintiffs complete their obligations. Management, after consultation with legal counsel, believes that this litigation will be dismissed.

        The Company is a defendant in other legal actions arising from transactions conducted in the ordinary course of business. Some of these claims involve borrowers demanding amounts for alleged damages. Management, after consultation with legal counsel, and based on prior experience with consumer claims, believes the ultimate liability, if any, arising from such actions will not materially affect the Company’s financial position, consolidated results of operations or cash flows.

8. NEW ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 are effective with the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of FIN 46 may have on its financial position and results of operations.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 was issued to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for contracts entered into or modified subsequent to June 30, 2003 and for hedging relationships designated subsequent to June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on its financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The Standard requires that certain freestanding financial instruments be classified as liabilities, including mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 is effective for financial instruments entered into or modified subsequent to May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on its financial position, results of operations or cash flows.

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

        Wilshire Financial Services Group Inc., a financial services company, conducts (1) community banking operations (referred to herein as our "Banking Operations") through our wholly-owned subsidiary, First Bank of Beverly Hills, F.S.B. ("FBBH" or the "Bank"); (2) specialized mortgage loan servicing operations through Wilshire Credit Corporation ("WCC") and (3) mortgage investment operations through Wilshire Funding Corporation ("WFC"). WFSG's administrative, investment and loan servicing headquarters are located in Beaverton, Oregon. The Bank is headquartered in Calabasas, California and conducts its branch banking activities in Beverly Hills, California.

RESULTS OF OPERATIONS—QUARTER AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 2002

        Our consolidated net income for the quarter ended June 30, 2003 was approximately $1.4 million, or $0.08 per basic share, compared with $0.3 million, or $0.02 per basic share, for the quarter ended June 30, 2002. WFSG's pre-tax income was approximately $2.4 million for the second quarter of 2003, compared with $0.3 million for the second quarter of 2002.

        The increase in income for the second quarter of 2003 over the second quarter of 2002 was primarily due to a $1.9 million increase in consolidated net servicing income, reflecting the continuing growth of our loan servicing operations. In addition, our banking subsidiary recaptured $0.75 million of loan loss reserves during the quarter pursuant to a loan sale. The results for the 2002 period included $1.4 million of impairment write-downs related to two interest-only mortgage-backed securities (I/Os) at the banking subsidiary, with no such charges in the 2003 period. Partially offsetting these factors was a $1.7 million increase in consolidated other operating expenses, which resulted primarily from higher compensation costs due to the expansion of our loan servicing operations, and a $0.6 million increase in legal expenses which we continue to incur on behalf of some former officers.

        For the six months ended June 30, 2003, our net income was approximately $3.0 million, or $0.16 per basic share, compared with a net loss of $0.4 million, or $0.03 per basic share, for the six months ended June 30, 2002. Our pre-tax income was approximately $5.0 million for the first six months of 2003, compared with a pre-tax loss of $0.7 million for the corresponding 2002 period.

        Our results for the six months ended June 30, 2003 versus the comparable 2002 period reflect a $4.2 million increase in net servicing income and a net increase of $0.9 million in recapture of loan loss reserves. (The 2002 results were adversely impacted by the $1.4 million of impairment charges cited above.) In addition, our consolidated operating expenses for the first six months of 2003 declined by $1.6 million compared with the corresponding 2002 period. This decrease resulted from approximately $4.75 million in legal fees and expenses which were accrued in the first quarter of 2002 and related to the May 13, 2002 settlement of litigation which arose from events prior to our 1999 restructuring. The absence of such expenses in the current year was partially offset by an increase in compensation expense, primarily at our loan servicing subsidiary.

        Following is a discussion of the operating results of the Company's three principal business segments: our Banking Operations, Loan Servicing Operations and Mortgage Investment Operations.

FIRST BANK OF BEVERLY HILLS, F.S.B.

        The following table compares income before taxes for FBBH for the quarters and six-month periods ended June 30, 2003 and 2002 (dollars in thousands):

                                             Quarter Ended June 30,                     Six Months Ended June 30,
                                   ------------------------------------------   ------------------------------------------
                                                                   Increase                                     Increase
                                       2003           2002        (Decrease)        2003           2002        (Decrease)
                                   ------------   ------------   ------------   ------------   ------------   ------------
Interest income .................  $     10,417   $     11,135   $       (718)  $     21,429   $     23,086   $     (1,657)
Interest expense ................         5,624          6,770         (1,146)        11,867         13,996         (2,129)
                                   ------------   ------------   ------------   ------------   ------------   ------------
Net interest income .............         4,793          4,365            428          9,562          9,090            472
Recapture of loan losses ........          (750)            --           (750)          (750)            --           (750)
                                   ------------   ------------   ------------   ------------   ------------   ------------
Net interest income after
  recapture of loan losses ......         5,543          4,365          1,178         10,312          9,090          1,222
Realized and unrealized losses ..            --         (1,373)         1,373             --         (1,434)         1,434
Servicing income ................           204            148             56            503            371            132
Other loss ......................          (200)          (179)           (21)          (238)          (165)           (73)
Compensation and benefits .......         1,144            936            208          2,275          1,880            395
Other expense ...................         1,247          1,384           (137)         2,545          2,699           (154)
                                   ------------   ------------   ------------   ------------   ------------   ------------
Income before taxes .............  $      3,156   $        641   $      2,515   $      5,757   $      3,283   $      2,474
                                   ============   ============   ============   ============   ============   ============

Net Interest Income

        The following table sets forth information regarding the Bank’s income from interest-earning assets and expenses from interest-bearing liabilities for the quarters ended June 30, 2003 and 2002.

                                                       Quarter Ended June 30, 2003            Quarter Ended June 30, 2002
                                                   ------------------------------------   ------------------------------------
                                                    Average                  Annualized    Average                  Annualized
                                                    Balance      Interest    Yield/Rate    Balance      Interest    Yield/Rate
                                                   ----------   ----------   ----------   ----------   ----------   ----------
  Interest-Earning Assets:
  Federal funds and short-term investments .....   $   14,212   $       43         1.20%  $   20,655   $       94         1.80%
  Mortgage-backed and other securities .........      249,348        2,282         3.66      211,995        2,539         4.79
  Loans ........................................      482,905        8,092         6.70      482,309        8,502         7.05
                                                   ----------   ----------   ----------   ----------   ----------   ----------
      Total interest-earning assets ............   $  746,465   $   10,417         5.52%  $  714,959   $   11,135         6.16%
                                                   ----------   ----------   ----------   ----------   ----------   ----------
  Interest-Bearing Liabilities:
  Interest-bearing deposits.....................   $  365,404   $    2,776         3.05%  $  414,706   $    3,928         3.80%
  Borrowings....................................      305,997        2,848         3.73      232,965        2,842         4.89
                                                   ----------   ----------   ----------   ----------   ----------   ----------
      Total interest-bearing liabilities........   $  671,401   $    5,624         3.36%  $  647,671   $    6,770         4.19%
                                                   ----------   ----------   ----------   ----------   ----------   ----------

            Net interest income.................                $    4,793                             $    4,365
                                                                ==========                             ==========
            Net interest spread.................                                   2.16%                                  1.97%
            Net interest margin.................                                   2.58%                                  2.45%

        The following table sets forth information regarding the Bank’s income from interest-earning assets and expenses from interest-bearing liabilities for the six-month periods ended June 30, 2003 and 2002.

                                                      Six Months Ended June 30, 2003         Six Months Ended June 30, 2002
                                                   ------------------------------------   ------------------------------------
                                                    Average                  Annualized    Average                  Annualized
                                                    Balance      Interest    Yield/Rate    Balance      Interest    Yield/Rate
                                                   ----------   ----------   ----------   ----------   ----------   ----------
  Interest-Earning Assets:
  Federal funds and short-term investments......   $   14,525   $       94         1.29%  $   27,606   $      263         1.89%
  Mortgage-backed and other securities..........      256,259        5,145         4.02      196,699        4,916         5.00
  Loans ........................................      485,868       16,190         6.66      496,018       17,907         7.22
                                                   ----------   ----------   ----------   ----------   ----------   ----------
      Total interest-earning assets.............   $  756,652   $   21,429         5.63%  $  720,323   $   23,086         6.37%
                                                   ----------   ----------   ----------   ----------   ----------   ----------

  Interest-Bearing Liabilities:
  Interest-bearing deposits.....................   $  378,487   $    5,989         3.19%  $  424,578   $    8,350         3.97%
  Borrowings....................................      305,322        5,878         3.88      228,686        5,646         4.98
                                                   ----------   ----------   ----------   ----------   ----------   ----------
      Total interest-bearing liabilities........   $  683,809   $   11,867         3.50%  $  653,264   $   13,996         4.32%
                                                   ----------   ----------   ----------   ----------   ----------   ----------

            Net interest income.................                $    9,562                             $    9,090
                                                                ==========                             ==========
            Net interest spread.................                                   2.13%                                  2.05%
            Net interest margin.................                                   2.55%                                  2.55%

        The Bank’s net interest income was approximately $4.8 million for the quarter ended June 30, 2003, compared with $4.4 million for the quarter ended June 30, 2002. For the six months ended June 30, 2003, the Bank’s net interest income was approximately $9.6 million, compared with $9.1 million for the six months ended June 30, 2002. The continuing declining interest-rate environment has impacted the Bank’s interest-bearing liabilities to a slightly greater extent than its interest-earning assets, resulting in a higher interest spread in the 2003 periods.

        The Bank’s net interest spread increased by 19 basis points, from 1.97% to 2.16%, from the second quarter of 2002 to the second quarter of 2003. The yield on average interest-earning assets declined by 64 basis points, from 6.16% to 5.52%, from the second quarter of 2002 to the second quarter of 2003. This drop in yield was exceeded by an 83-basis point decline, from 4.19% to 3.36%, in the Bank’s cost of interest-bearing liabilities for the same periods.

        For the six-month periods ended June 30, the interest spread increased by 8 basis points, from 2.05% for the 2002 period to 2.13% for the 2003 period. The Bank’s yield on interest-earning assets declined from 6.37% for the six months ended June 30, 2002 to 5.63% for the six months ended June 30, 2003, and the Bank’s average cost of funds reflected a slightly larger decrease, from 4.32% to 3.50%, for the same periods.

        The Bank’s interest income on mortgage-backed and other investment securities decreased by approximately $0.3 million from the second quarter of 2002 to the second quarter of 2003, as the 113-basis point drop in yield, from 4.79% to 3.66%, more than offset the $37 million increase in average aggregate principal balances invested in the 2003 period. For the six months ended June 30, 2003, interest income on mortgage-backed and other investment securities was $5.1 million, an increase of $0.2 million from the corresponding 2002 period. The increase in income for the six-month period was due to a larger increase in the average aggregate principal balances invested ($59.6 million) and a slightly smaller drop in yield, from 5.00% to 4.02%. Utilizing new debt facilities, the Bank purchased approximately $295 million in AAA-rated mortgage-backed and other investment securities in 2002 and an additional $41 million in the first six months of 2003. These additions to the portfolio have sustained the Bank’s interest income on securities despite significant prepayments triggering accelerated premium amortization on these assets throughout the past two years as a result of the continuing decline in interest rates.

        The Bank’s interest income on loans was approximately $8.1 million for the quarter ended June 30, 2003, compared with $8.5 million for the quarter ended June 30, 2002. For the six months ended June 30, 2003, interest on loans was approximately $16.2 million, compared with $17.9 million for the six months ended June 30, 2002. The decline in interest rates triggered both a repricing of FBBH’s variable-rate loans and rapid prepayments on its fixed-rate loans throughout 2002 and continuing into 2003. Consequently, the average aggregate loan balances decreased by $10.1 million from the first six months of 2002 to the first six months of 2003, and the yield decreased substantially for the same periods. In the first six months of 2003, principal repayments on the Bank’s loans totaled $74 million. The Bank originated and purchased a total of $79 million in new loans during this period, the majority in the second quarter of 2003.

        FBBH’s interest expense on deposits decreased by approximately $1.2 million from the second quarter of 2002 to the second quarter of 2003 and by $2.4 million from the six months ended June 30, 2002 to the six months ended June 30, 2003. These decreases were the result of declines in both the average balance and average rates paid for the quarters and six-month periods. The Bank raised significant amounts of wholesale certificates of deposit in prior years to fund certain loan acquisitions, but has since permitted the run-off of the higher-rate CDs and utilized lower-costing debt facilities as its primary funding source. As a result, the average balance of deposits decreased by $49.3 million and $46.1 million, respectively, for the quarter and six months ended June 30, 2003 compared with the corresponding 2002 periods. The average rate paid on deposits decreased by 75 basis points and 78 basis points over the same periods.

        The Bank’s interest expense on borrowings was $2.8 million for the second quarters of both 2003 and 2002, as the effects of the higher volume in the 2003 period were offset by the 116-basis point decline in the average cost. For the six months ended June 30, 2003, interest expense on borrowings was $5.9 million, compared with $5.6 million for the six months ended June 30, 2002. This increase was due to a $76.6 million increase in the total average balance of borrowings for the periods. The proceeds from these borrowings were used primarily to fund the purchases of mortgage-backed and other securities described above and, to a lesser extent, to replace matured certificates of deposit. This increase in the volume of borrowings was partially offset by a decrease in the weighted-average rate paid from 4.98% for the six months of 2002 to 3.88% for the first six months of 2003.

Recapture of Loan Losses
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

        Based on its quarterly evaluations of the adequacy of its loan loss reserves, the Bank did not record a provision for loan losses in 2002 or for the six months ended June 30, 2003. In the second quarter of 2003, the Bank recaptured $0.75 million of loan loss reserves, primarily as a result of the sale of its performing mobile home loan portfolio.

Realized and Unrealized Losses
        The Bank’s realized and unrealized losses totaled approximately $1.4 million for the quarter and six months ended June 30, 2002, with no such activity through the first six months of 2003. In June 2002, the Bank recorded approximately $1.4 million in write-downs related to two interest-only mortgage-backed securities (I/Os). These securities were purchased in March and April 2002 as a hedge against possible increases in interest rates. However, as rates continued to fall, the market values of the I/Os decreased significantly. Since this decline in market value was deemed to be other than temporary, the write-downs were reflected as “Market valuation losses and impairments” in the accompanying statements of operations for the quarter and six-month period ended June 30, 2002, and not as a direct reduction to stockholders’ equity. The Bank also recorded a loss of approximately $62 thousand on the sale of mortgage-backed securities in the first quarter of 2002.

Compensation and Benefits
        The Bank’s compensation and benefits totaled approximately $1.1 million for the second quarter of 2003, compared with $0.9 million for the second quarter of 2002. For the six months ended June 30, 2003, compensation and benefits totaled $2.3 million, compared with $1.9 million for the first six months of 2002. The increase was due to an increase in the Bank’s employee head count from 2002 to 2003, primarily as a result of the expansion of its commercial lending operations.

Other Expenses
        The Bank’s other expenses were approximately $1.2 million for the quarter ended June 30, 2003, compared with $1.4 million for the quarter ended June 30, 2002. For the six months ended June 30, 2003, other expenses totaled $2.5 million, compared with $2.7 million for the first six months of 2002. The Bank’s occupancy expenses have declined from the prior year due to the sublease of the office space which was previously used for its Bankcard divisions, and data processing expenses have dropped substantially through the Bank’s efforts to control overhead. These decreases were partially offset by higher legal expenses associated with pending litigation related to the Bank’s sale of its Bankcard operations in 2001 (see Note 7 to the interim condensed consolidated financial statements).

Changes in Financial Condition – First Bank of Beverly Hills

        Following are condensed statements of financial condition for FBBH as of June 30, 2003 and December 31, 2002:

                                                                            June 30,     December 31,
                                                                              2003           2002
                                                                          ------------   ------------
                                                                             (Dollars in thousands)
ASSETS:
Cash and cash equivalents ............................................    $     11,932   $     10,003
Mortgage-backed securities available for sale, at fair value .........         205,598        259,707
Other investment securities available for sale, at fair value ........          25,572         11,962
Loans, net ...........................................................         487,959        486,821
Real estate owned, net ...............................................             636          1,040
Other assets .........................................................          35,819         24,545
                                                                          ------------   ------------
    Total assets .....................................................    $    767,516   $    794,078
                                                                          ============   ============

LIABILITIES:
Deposits .............................................................    $    354,900   $    395,781
Short-term borrowings ................................................          88,000         91,870
FHLB advances ........................................................         218,000        216,000
Other liabilities ....................................................          27,085         13,795
                                                                          ------------   ------------
    Total liabilities ................................................         687,985        717,446

NET WORTH ............................................................          79,531         76,632
                                                                          ------------   ------------
    Total liabilities and net worth ..................................    $    767,516   $    794,078
                                                                          ============   ============

        Mortgage-Backed and Other Securities Available for Sale. The Bank’s total portfolio of mortgage-backed securities (MBS) available for sale decreased by $54.1 million during the six months ended June 30, 2003. This decrease was due to $79.9 million in principal repayments and $0.7 million in unrealized losses, as the declining interest-rate environment continued to trigger significant paydowns on the loans underlying the securities in the portfolio. These decreases were partially offset by $27.8 million in purchases of AAA-rated and agency MBS during the first two quarters.

        The Bank’s portfolio of treasury and other investment securities available for sale increased by approximately $13.6 million during the six months ended June 30, 2003, primarily as a result of $13.5 million of agency security purchases in the first two quarters.

        Loans, net. The Bank’s portfolio of loans, net of discounts and allowances, increased by approximately $1.1 million for the six months ended June 30, 2003. In the current year to date, the Bank has originated $61.4 million of predominantly commercial mortgage loans and purchased an additional $17.6 million multi-family loans. These additions to the portfolio were partially offset by $73.8 million of principal repayments and a sale of $4.1 million of loans secured by mobile homes.

        Real Estate Owned, net. The Bank’s portfolio of real estate owned, net decreased by approximately $0.4 million in the first six months of 2003, as a result of sales and write-downs of properties totaling $0.9 million, partially offset by $0.5 million in new acquisitions through foreclosure.

        Deposits. The Bank's deposits decreased by approximately $40.9 million during the first six months of 2003, primarily due to maturities of higher-rate certificates of deposit. The Bank has permitted the run-off of such deposits in an effort to reduce its overall cost of funds, and is utilizing short-term repurchase agreements and FHLB advances as its primary funding source.

        Short-Term Borrowings. The Bank’s short-term borrowings decreased by approximately $3.9 million during the six months ended June 30, 2003. This decrease was due to repayments of $96.9 million of repurchase agreements, partially offset by repurchase advances and renewals totaling $93 million, at a weighted-average cost of 1.33%. These borrowings are used primarily to finance the Bank’s purchases of mortgage-backed and other investment securities.

        FHLB Advances. The Bank’s FHLB advances increased by $2 million for the first six months of 2003. This increase was due to $18 million of new advances during the period with a weighted average cost of 2.08%, partially offset by the maturity of a $16 million advance bearing interest at 7.10%.

        Net Worth. The Bank’s total net worth increased by approximately $2.9 million during the six months ended June 30, 2003. The Bank earned net income for the period of $3.3 million, which was partially offset by after-tax unrealized losses of approximately $0.3 million on its portfolio of available-for-sale securities and $0.1 million on its hedging transactions.

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

        The following table sets forth the Bank's regulatory capital ratios at June 30, 2003.

Regulatory Capital Ratios

                                                                            Amount Required
                                                                              For Capital     To be Categorized
                                                                               Adequacy               as
                                                              Actual           Purposes       "Well Capitalized"
                                                        -----------------  -----------------  -----------------
                                                         Amount    Ratio    Amount    Ratio    Amount    Ratio
                                                        --------  -------  --------  -------  --------  -------
                                                                         (Dollars in thousands)
Total Capital to Risk-Weighted Assets (Risk-Based
    Capital).........................................   $ 80,553    15.6%  $ 41,190    =>8.0% $ 51,488  =>10.0%
Tier 1 Capital to Risk-Weighted Assets...............     74,130    14.4%     Not Applicable    30,893  => 6.0%
Core Capital to Tangible Assets......................     74,130     9.7%    30,526    =>4.0%   38,158  => 5.0%
Tangible Capital to Tangible Assets..................     74,130     9.7%    11,447    =>1.5%   Not Applicable

Liquidity and Capital Resources

        Liquidity is the measurement of the Bank’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and make payments for general business purposes. The Bank’s sources of liquidity include wholesale and retail deposits, FHLB advances, repurchase agreements, whole loan and mortgage-backed securities sales, and net interest income. In April 2003, the FHLB raised the Bank’s authorized borrowing limit from 30% to 35% of the Bank’s total assets as of the previous quarter-end. Liquidity in the Bank’s operations is actively managed on a daily basis and periodically reviewed by the Bank’s Board of Directors.

        At June 30, 2003 the Bank’s cash balances totaled approximately $11.9 million, compared with $10.0 million at December 31, 2002. The slight increase in cash was primarily due to principal repayments of loans and mortgage-backed securities and proceeds from new borrowings, partially offset by originations and purchases of new loans, repayments of debt facilities and maturities of certificates of deposit.

        At June 30, 2003, the Bank had approximately $303.9 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending June 30, 2004 and thereafter amounted to approximately $274.2 million and $29.7 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Bank management continues its effort to reduce its exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of the Bank’s interest-earning assets.

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

LOAN SERVICING OPERATIONS

        WFSG conducts its Loan Servicing Operations through WCC, our servicing subsidiary which was formed pursuant to our June 10, 1999 reorganization. Some of WCC’s activities are conducted with a co-investor which has participation interests in the returns generated by the assets that serve as collateral for the related borrowings. The share of such activities held by this co-investor is reflected as “Investor participation interest” in the Company’s consolidated statements of operations.

        The following table compares WCC’s operating income before taxes for the quarters and six-month periods ended June 30, 2003 and 2002 (dollars in thousands).

                                       Quarter Ended June 30,               Six Months Ended June 30,
                                ------------------------------------   ------------------------------------
                                                           Increase                               Increase
                                   2003         2002      (Decrease)      2003         2002      (Decrease)
                                ----------   ----------   ----------   ----------   ----------   ----------
Servicing income .............  $    8,016   $    6,480   $    1,536   $   15,811   $   12,162   $    3,649
Interest income ..............          19           74          (55)          62          243         (181)
Realized gains on sales ......          75        1,904       (1,829)          75        1,904       (1,829)
Other income (loss) ..........         430       (1,089)       1,519          437         (497)         934
                                ----------   ----------   ----------   ----------   ----------   ----------
   Total income ..............       8,540        7,369        1,171       16,385       13,812        2,573
                                ----------   ----------   ----------   ----------   ----------   ----------
Interest expense .............         122          155          (33)         263          337          (74)
Provision for loan losses ....          --          153         (153)          --          166         (166)
Compensation and benefits ....       5,457        4,663          794       10,566        8,798        1,768
Other expenses ...............       1,790        1,749           41        3,629        4,261         (632)
                                ----------   ----------   ----------   ----------   ----------   ----------
   Total expenses ............       7,369        6,720          649       14,458       13,562          896
                                ----------   ----------   ----------   ----------   ----------   ----------
Income before taxes ..........  $    1,171   $      649   $      522   $    1,927   $      250   $    1,677
                                ==========   ==========   ==========   ==========   ==========   ==========

Servicing Income
        The components of WCC's servicing income are reflected in the following table:

                                                                             Quarter Ended               Six Months Ended
                                                                               June  30,                     June  30,
                                                                      ---------------------------   ---------------------------
                                                                          2003           2002           2003           2002
                                                                      ------------   ------------   ------------   ------------
                                                                                        (Dollars in thousands)
Servicing revenue ..................................................  $      7,878   $      6,509   $     14,702   $     12,051
Ancillary fees .....................................................         2,359          1,501          4,678          2,963
Amortization of mortgage servicing rights ..........................        (1,344)          (655)        (2,054)        (1,372)
Valuation adjustment for mortgage servicing rights .................           (81)          (233)            77           (276)
Custodial float ....................................................           308            373            588            680
Unreimbursed servicing expenses ....................................          (157)          (176)          (425)          (260)
Prepayment interest shortfall expense ..............................          (947)          (839)        (1,755)        (1,624)
                                                                      ------------   ------------   ------------   ------------
Total servicing income .............................................  $      8,016   $      6,480   $     15,811   $     12,162
                                                                      ============   ============   ============   ============

        WCC’s total servicing income for the quarter ended June 30, 2003 was approximately $8.0 million, compared with $6.5 million for the quarter ended June 30, 2002. For the six months ended June 30, 2003, servicing income totaled $15.8 million, compared with $12.2 million for the six months ended June 30, 2002. The increase over the prior periods was due to the continuing growth in WCC’s servicing volume, as shown in the table below. Through new contractual agreements and servicing rights acquisitions, WCC increased its portfolio of serviced loans by approximately $1.2 billion since June 30, 2002, despite significant repayments precipitated by the decline in interest rates. As a result of this growth, our total servicing income increased by approximately 30% from the first six months of 2002 to the first six months of 2003. Subsequent to the second quarter of 2003, WCC purchased the servicing rights for approximately $0.4 billion in unpaid principal balance of loans and contracted to service an additional $0.6 billion. The transfer of this new servicing was completed in July 2003.

        The continuing decline in mortgage interest rates which began in 2001, and the currently prevailing low interest rate environment, have resulted in extremely rapid prepayments of loans comprising our serviced asset base which, in turn, has negatively impacted our servicing revenues. While WCC’s amortization of mortgage servicing rights (MSRs) and its prepayment interest shortfall expense increased in the quarter and six months ended June 30, 2003 over the comparable 2002 periods, these increases were primarily due to the significantly larger portfolio volume, rather than an acceleration of prepayments. Float income earned on deposit balances declined from the prior year to the current, due to a continued decline in interest rates.

        The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                                           June 30,     December 31,     June 30,
                                                             2003           2002           2002
                                                         ------------   ------------   ------------
                                                                        (Dollars in thousands)
Single-family residential .............................  $  4,658,978   $  3,668,401   $  3,555,128
Multi-family residential ..............................       111,048        121,908        118,672
Commercial real estate ................................       253,620        218,976        195,741
Consumer and other ....................................        77,701         78,880         80,060
                                                         ------------   ------------   ------------
     Total (1) ........................................  $  5,101,347   $  4,088,165   $  3,949,601
                                                         ============   ============   ============

(1) WCC's servicing portfolio at June 30, 2003 and December 31, 2002 included approximately $0.3 billion unpaid principal balance of non-performing consumer loans in addition to those reflected in the above table.

Interest Income and Interest Expense
        WCC’s interest income decreased slightly for the quarter and six months ended June 30, 2003 compared with the corresponding 2002 periods. The decrease was due to a drop in loan volume as a result of WCC’s sales of $7.3 million unpaid principal balance of loans in the second quarter of 2002. Proceeds from these sales were used to pay down certain debt facilities, resulting in a corresponding decrease in interest expense from the prior year to the current year.

Realized Gains on Sales
        WCC’s gains on sales totaled $75 thousand for the quarter and six months ended June 30, 2003, compared with $1.9 million for both the quarter and six months ended June 30, 2002. WCC sold $7.3 million unpaid principal balance of loans in the second quarter of 2002, resulting in the $1.9 million gain. However, one half of this gain was shared with a co-investor and is included in other income (loss) as discussed below.

Other Income (Loss)
        The components of WCC's other income (loss) are reflected in the following table:

                                                      Quarter Ended               Six Months Ended
                                                         June 30,                     June 30,
                                               ---------------------------   ---------------------------
                                                   2003           2002           2003           2002
                                               ------------   ------------   ------------   ------------
                                                                (Dollars in thousands)
Other income (loss):
Real estate owned, net ......................  $         --   $         (3)  $         --   $        (56)
Investor participation interest .............             2           (855)            (3)          (891)
Other, net ..................................           428           (231)           440            450
                                               ------------   ------------   ------------   ------------
    Total other income (loss) ...............  $        430   $     (1,089)  $        437   $       (497)
                                               ============   ============   ============   ============

        The increase in WCC’s total other income for the 2003 periods was a result of the $0.9 million of “Investor participation interest” expense recorded for the quarter and six months ended June 30, 2002. This charge primarily reflects the co-investor’s share of WCC’s gain on its sale of loans in June 2002. WCC’s other, net in the 2003 periods was due to a $0.3 million gain from a litigation settlement and miscellaneous gains from recoveries of servicer advances, in excess of carrying value.

Compensation and Benefits
        WCC’s compensation and employee benefits totaled approximately $5.5 million for the quarter ended June 30, 2003, compared with $4.7 million for the quarter ended June 30, 2002. For the six months ended June 30, 2003, compensation expense was $10.6 million, compared with $8.8 million for the six months ended June 30, 2002. The increase in the 2003 periods was primarily due to a continuing increase in WCC’s employee head count as a result of the expansion of our loan servicing operations. Additionally, in the second quarter of 2003 some existing employees were transferred to WCC’s payroll as part of the Company’s reallocation of certain operating expenses among its business segments (see Note 5 to the interim condensed consolidated financial statements).

Other Expenses
        WCC’s other expenses for the second quarter of 2003 totaled approximately $1.8 million, compared with $1.7 million for the second quarter of 2002. The slight increase was due to higher allocations of certain operating expenses, particularly insurance and depreciation, to WCC from the other operating segments (see Note 5 to the interim condensed consolidated financial statements).

        For the six months ended June 30, 2003, WCC’s other expenses decreased by approximately $0.6 million from the six months ended June 30, 2002. The decrease was primarily due to a $0.7 million decline in legal expenses as a result of a significant accrual in March 2002 in connection with the settlement of litigation arising from events prior to our June 1999 restructuring. This decrease was partially offset by slight increases in insurance, depreciation and other expense categories as a result of the Company’s reallocation of operating expenses as discussed above.

Changes in Financial Condition – Wilshire Credit Corporation

        Following are condensed statements of financial condition for WCC as of June 30, 2003 and December 31, 2002:

                                                                     June 30,     December 31,
                                                                       2003           2002
                                                                   ------------   ------------
                                                                      (Dollars in thousands)
ASSETS:
Cash and cash equivalents .......................................  $         --   $      1,598
Discounted loans, net ...........................................           580            801
Servicer advance receivables, net ...............................        26,306         19,922
Purchased mortgage servicing rights, net ........................         8,801          4,692
Other assets ....................................................         6,283          5,807
                                                                   ------------   ------------
    Total assets ................................................  $     41,970   $     32,820
                                                                   ============   ============

LIABILITIES:
Short-term borrowings ...........................................  $      6,000   $         --
Investment financing ............................................         4,181          2,151
Other liabilities ...............................................         7,327          8,147
                                                                   ------------   ------------
    Total liabilities ...........................................        17,508         10,298

NET WORTH .......................................................        24,462         22,522
                                                                   ------------   ------------
    Total liabilities and net worth .............................  $     41,970   $     32,820
                                                                   ============   ============

        Discounted Loans, net. WCC’s discounted loans, net decreased by approximately $0.2 million from December 31, 2002 to June 30, 2003 primarily as a result of principal payments received during the period.

        Servicer Advance Receivables, net. Servicer advance receivables, net increased by approximately $6.4 million during the six months ended June 30, 2003. This increase resulted primarily from new senior lien advances made by WCC during the period, partially offset by recoveries of advances on loans previously made.

        Purchased Mortgage Servicing Rights, net. Purchased mortgage servicing rights, net (MSRs) increased by approximately $4.1 million for the six months ended June 30, 2003. WCC purchased approximately $6.1 million of MSRs associated with new servicing portfolio acquisitions in March 2003 and also recorded a net recovery of $0.1 million in impairment charges previously taken. These increases were partially offset by amortization of MSRs totaling $2.1 million.

        Short-Term Borrowings and Investment Financing. WCC’s short-term borrowings and investment financing increased by an aggregate of $8.0 million for the six months ended June 30, 2003. WCC utilized its commercial bank lines of credit to fund new servicer advances and its acquisitions of servicing rights during the first two quarters.

Liquidity and Capital Resources

        WCC’s sources of cash flow include primarily servicing revenue, sales of mortgage servicing assets and/or interest-earning assets, and lines of credit from commercial banks. The availability of liquidity from our line of credit facilities is subject to the Company’s maintenance of sufficient available collateral to pledge against such borrowings. We are currently maintaining sufficient collateral under the credit agreements. WCC’s liquidity is actively managed on a daily basis and is periodically reviewed by our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company.

        At June 30, 2003, WCC’s liquidity (including cash and unused borrowings under our credit facilities) totaled $11.2 million, compared with approximately $21.1 million at December 31, 2002. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet our needs.

        Adequate credit facilities and other sources of funding are essential to the continuation of the Company’s ability to purchase servicing assets and secure new contractual servicing agreements. The Company’s growth strategy is dependent in part on its ability to find credit facilities and equity partners to provide funding for such business opportunities. Otherwise, such growth could be significantly curtailed or delayed.

MORTGAGE INVESTMENT OPERATIONS

        WFSG conducts its Mortgage Investment Operations through WFC, our wholly-owned investment subsidiary. Some of WFC’s activities are conducted with a co-investor which has participation interests in the returns generated by the assets that serve as collateral for the loans. The share of such activities held by this co-investor is reflected as “Investor participation interest” in the Company’s consolidated statements of operations.

        The following table compares WFC’s operating income before taxes for the quarters and six-month periods ended June 30, 2003 and 2002 (dollars in thousands).

                                                 Quarter Ended June 30,                Six Months Ended June 30,
                                          ------------------------------------   ------------------------------------
                                                                     Increase                               Increase
                                             2003         2002      (Decrease)      2003         2002      (Decrease)
                                          ----------   ----------   ----------   ----------   ----------   ----------
Interest income ........................  $      729   $    1,168   $     (439)  $    1,770   $    2,878   $   (1,108)
Realized gains on sales ................          --          532         (532)           5          576         (571)
Other loss .............................        (154)        (553)         399         (233)        (509)         276
                                          ----------   ----------   ----------   ----------   ----------   ----------
   Total income ........................         575        1,147         (572)       1,542        2,945       (1,403)
                                          ----------   ----------   ----------   ----------   ----------   ----------
Interest expense .......................          20          139         (119)          48          337         (289)
Provision for loan losses ..............          50           70          (20)          80           70           10
Compensation expense ...................         151          217          (66)         356          434          (78)
Other expenses .........................          58          201         (143)         186          420         (234)
                                          ----------   ----------   ----------   ----------   ----------   ----------
   Total expenses ......................         279          627         (348)         670        1,261         (591)
                                          ----------   ----------   ----------   ----------   ----------   ----------
Income before taxes ....................  $      296   $      520   $     (224)  $      872   $    1,684   $     (812)
                                          ==========   ==========   ==========   ==========   ==========   ==========

Interest Income and Interest Expense
        WFC’s interest income was approximately $0.7 million for the quarter ended June 30, 2003, compared with $1.2 million for the quarter ended June 30, 2002. For the six months ended June 30, 2003, interest income was approximately $1.8 million, compared with $2.9 million for the six months ended June 30, 2002. The decreases in the 2003 periods were primarily due to a decline in loan volume as a result of WFC’s sale of approximately $3.3 million unpaid principal balance of loans in June 2002. In addition, in the first quarter of 2002 WFC recorded approximately $0.3 million in loan interest income on the recovery of discounts and reserves on loans which terminated during that period. Partially offsetting the decrease in loan interest income were increases in interest on mortgage-backed securities of $0.3 million and $0.5 million respectively, for the quarter and six months ended June 30, 2003 over the corresponding 2002 periods. The continuing low interest-rate environment has triggered an acceleration of repayments on the loans underlying WFC’s mortgage-backed securities. WFC records the receipt of such payments directly to interest income since its portfolio of securities has been written down to an amortized cost of zero.

        WFC’s interest expense decreased by approximately $0.1 million from the second quarter of 2002 to the second quarter of 2003 and by $0.3 million from the six months ended June 30, 2002 to the six months ended June 30, 2003. These decreases resulted from WFC’s repayments of debt facilities in June 2002 with the proceeds from the loan sale described above and also from the continuing decline in interest rates.

Realized Gains on Sales
        WFC’s gains on sales decreased by approximately $0.5 million and $0.6 million, respectively, from the quarter and six-month periods ended June 30, 2002 to the corresponding 2003 periods. The larger gains in the 2002 periods reflect WFC’s gain from the sale of approximately $3.3 million unpaid principal balance of loans in June 2002. Since the loans sold were originally acquired with a co-investor, one half of the gain on sale was shared with the co-investor and included in “Investor participation interest” as discussed below.

Other Loss
        The components of WFC's other loss are reflected in the following table:

                                                           Quarter Ended               Six Months Ended
                                                             June 30,                      June 30,
                                                    ---------------------------   ---------------------------
                                                        2003           2002           2003           2002
                                                    ------------   ------------   ------------   ------------
                                                                      (Dollars in thousands)
Other loss:
Real estate owned, net ...........................  $          1   $        (28)  $        (14)  $        (49)
Investor participation interest ..................           (60)          (364)          (127)          (654)
Other, net .......................................           (95)          (161)           (92)           194
                                                    ------------   ------------   ------------   ------------
    Total other loss .............................  $       (154)  $       (553)  $       (233)  $       (509)
                                                    ============   ============   ============   ============

        Other loss includes the co-investor’s share of certain investment activities conducted with WFC, which is reported as “Investor participation interest” expense. The larger expense amounts in the 2002 periods reflect the co-investor’s 50% share of the gain on WFC’s loan sale in June 2002.

Compensation Expense
        WFC’s compensation and employee benefits decreased by approximately $0.1 million for the quarter and six months ended June 30, 2003 as compared with the corresponding 2002 periods. As part of the Company’s reallocation of operating expenses among its business segments (see Note 5 to the interim condensed financial statements), certain employees’ compensation has been transferred to WCC from WFC, commencing in the second quarter of 2003.

Other Expenses
        WFC’s other operating expenses decreased by approximately $0.1 million from the second quarter of 2002 to the second quarter of 2003 and by $0.2 million from the six months ended June 30, 2002 to the six months ended June 30, 2003. These decreases were primarily due to a decline in depreciation expense from the prior year to the current year, as a result of the transfer of certain fixed assets from WFC to WFSG’s other business segments.

Changes in Financial Condition – Wilshire Funding Corporation

        Following are WFC's condensed statements of financial condition for as of June 30, 2003 and December 31, 2002:

                                                                          June 30,     December 31,
                                                                            2003           2002
                                                                        ------------   ------------
                                                                           (Dollars in thousands)
ASSETS:
Cash and cash equivalents ............................................  $         35   $      1,172
Mortgage-backed securities available for sale, at fair value .........         1,335          1,828
Discounted loans, net ................................................         5,043          5,829
Real estate owned, net ...............................................            47             61
Intercompany receivables .............................................        18,343         16,354
Other assets .........................................................         1,097          1,851
                                                                        ------------   ------------
    Total assets .....................................................  $     25,900   $     27,095
                                                                        ============   ============
LIABILITIES:
Investment financing .................................................  $      1,051   $      2,133
Other liabilities ....................................................         3,611          4,150
                                                                        ------------   ------------
    Total liabilities ................................................         4,662          6,283
NET WORTH ............................................................        21,238         20,812
                                                                        ------------   ------------
    Total liabilities and net worth ..................................  $     25,900   $     27,095
                                                                        ============   ============

        Mortgage-Backed Securities Available for Sale. WFC’s portfolio of mortgage-backed securities available for sale decreased by approximately $0.5 million during the six months ended June 30, 2003 as a result of continuing paydowns on the underlying loan portfolios. WFC received $1.2 million in principal repayments in the current year to date on its mortgage-backed securities, which have been written down to an amortized cost of zero. Consequently, any payments received on these securities are recorded directly to interest income.

        Discounted Loans, net. WFC’s discounted loans, net decreased by approximately $0.8 million from December 31, 2002 to June 30, 2003 as a result of $0.7 million of principal repayments and a loan loss provision of approximately $0.1 million.

        Intercompany Receivables. Intercompany receivables increased by approximately $2.0 million from year-end 2002 to June 30, 2003. This increase was primarily due to an ongoing transfer of funds from WFC to WFSG to meet the holding company’s operating costs.

        Investment Financing. WFC’s investment financing decreased by approximately $1.1 million during the six months ended June 30, 2003, as a result of repayments of debt facilities which financed previous asset acquisitions.

Liquidity and Capital Resources

        WFC’s sources of cash flow include whole loan and mortgage-backed securities sales, net interest income, and borrowings from co-investors. WFC’s liquidity is actively managed on a daily basis and is periodically reviewed by our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet WFC’s operating needs.

        We no longer own subordinated mortgage-backed securities backed by loan pools serviced by unaffiliated third parties, and currently hold subordinated mortgage-backed securities only where we act as servicer of the loan pools backing these securities. At June 30, 2003 WFC held $1.3 million of such mortgage-backed securities.

        Adequate credit facilities and other sources of funding are essential to the continuation of the Company’s ability to acquire additional pools of loans and other interest-earning assets. The Company’s growth strategy is dependent in part on its ability to find credit facilities and equity partners for purchases of such assets. Otherwise, such growth could be significantly curtailed or delayed.

HOLDING COMPANY AND MISCELLANEOUS OPERATIONS

        Our Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to our Banking, Loan Servicing or Mortgage Investment Operations, and also includes eliminations of intercompany accounts and transactions. Primary sources of liquidity include funds available from the Company’s wholly-owned non-bank subsidiaries, proceeds from the July 2002 issuance of junior subordinated debt, and payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has limited the amount of these payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company. In January 2003 the Bank remitted $0.4 million to the Company for a portion of its 2001 liability under the foregoing formula. WFSG will continue to depend on its non-Bank subsidiaries to meet its liquidity needs.

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

        We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements:

•        Mortgage-Backed and Other Investment Securities Available for Sale. The Company’s mortgage-backed and other investment securities available for sale are reported at their current fair market value. In determining current fair value when quotes from third parties are not available, we estimate the present value of the anticipated cash flows of the securities based on certain assumptions, including the amount and timing of future repayments, the discount rate to be used, and default rates and expected losses (if any) on the loans underlying the securities. If the change in market value is considered temporary, the unrealized holding gains and losses are reported net of tax, when applicable, as a separate component of accumulated other comprehensive income in stockholders’ equity. In the event of a decline in market value, management must evaluate whether the decline is temporary in nature or other than temporary. Declines that are considered other than temporary are reflected as “Market valuation losses and impairments” in the consolidated statements of operations and not as a direct reduction to stockholders’ equity. The Company’s portfolio of mortgage-backed and other investment securities available for sale has increased significantly over the past two years and, as of June 30, 2003, represented nearly 30% of consolidated total assets. Consequently, fluctuations in the securities’ values can have a significant impact on our financial condition and results of operations.

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

•        Mortgage Servicing Rights. Our loan servicing business represents an increasingly significant proportion of our core operations. In determining the fair value of our mortgage servicing rights (MSRs), we make assumptions of market discount rates, prepayment speeds, default rates and related servicing costs which affect the estimated present value of future cash flows. Changes in these assumptions and economic factors may result in increases or decreases in the carrying value of our MSRs and increases or decreases in the amortization of MSRs and valuation allowances related to MSRs, which may be temporary or other than temporary.

•        Income Taxes. At June 30, 2003 we had a total deferred tax asset of approximately $52.6 million. This asset represents the tax effect of future deductible or taxable amounts and is attributable to carryforwards, such as net operating losses and capital losses, and also to temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the Company’s income tax returns. In accounting for the deferred tax asset, we apply Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the deferred tax asset quarterly and, as of June 30, 2003, have recorded a valuation allowance of approximately $48.1 million. The net deferred tax asset, $4.5 million, is included in prepaid expenses and other assets in our consolidated statement of financial condition as of June 30, 2003. We currently believe that it is more likely than not that this portion of the deferred tax asset will be realized. However, there can be no assurance that the amount, if any, that we ultimately realize will not differ materially from our assessment. As portions of the deferred tax asset are realized and the valuation allowance is reduced, the related benefits, to the extent they relate to our post-reorganizational period, are recorded as a deferred tax benefit in our consolidated statements of operations. As benefits relating to our pre-reorganizational period are realized, they are recorded as a direct increase to stockholders’ equity.

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

        The following table quantifies the potential changes in the Company’s net portfolio value at June 30, 2003, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

                                                       Net Portfolio Value            NPV as % of Assets
                                               -----------------------------------   ---------------------
                                                $Amount       $ Change    % Change   NPV Ratio    Change
                                               ----------    ----------   --------   ---------   ---------
        Change in Rates                               (Dollars in thousands)
         +300bp.............................   $  104,142    $ (19,537)      (16)%      12.91%       (165)bp
         +200bp.............................      111,388      (12,291)      (10)       13.56        (100)bp
         +100bp.............................      118,614       (5,065)       (4)       14.18         (38)bp
            0bp.............................      123,679           --        --        14.56          --
         -100bp.............................      127,229        3,550         3        14.77          21 bp
         -200bp.............................      134,319       10,640         9        15.36          80 bp
         -300bp.............................      144,427       20,748        17        16.31         175 bp

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

        The Company is a defendant in other legal actions arising from transactions conducted in the ordinary course of business. Some of these claims involve borrowers demanding material amounts for alleged damages. Management, after consultation with legal counsel, and based on prior experience with consumer claims, believes the ultimate liability, if any, arising from such actions will not materially affect the Company’s financial position, consolidated results of operations or cash flows.

Item 2.	Changes in Securities.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

        On June 25, 2003, at the annual shareholder meeting, the Company's stockholders elected the following seven (7) persons to the Board of Directors of the Company: Larry B. Faigin, Howard Amster, Robert M. Deutschman, Stephen P. Glennon, Robert H. Kanner, Edmund M. Kaufman and Daniel A. Markee.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.
10.1	Amendment to Change-in-Control Agreement between Wilshire Financial Services Group Inc. and Mr. Jay H. Memmott

10.2	Amendment to Change-in-Control Agreement between Wilshire Financial Services Group Inc. and Mr. Bradley B. Newman

10.3	Amendment to Change-in-Control Agreement between Wilshire Financial Services Group Inc. and Mr. Mark H. Peterman

31	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The following reports on Form 8-K were filed during the quarter covered by this report, and subsequently through the date of issuance:

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

Current Report on Form 8-K dated August 11, 2003, reporting the Company's operating results for the quarter ended June 30, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE FINANCIAL SERVICES GROUP INC.

Date: August 12, 2003

By:	/s/ STEPHEN P. GLENNON
Stephen P. Glennon
Chief Executive Officer and
Chief Financial Officer