Form 10-Q
period 2003-09-30
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2003-11-14
CIK 1024321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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
Yes [ X ]        No [___]

Applicable only to corporate issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003
Common Stock, par value $0.01 per share	18,635,491 shares

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
(Unaudited)
(Dollars in thousands)

                                                                                  September 30,  December 31,
                                                                                      2003           2002
                                                                                  ------------   ------------
                                       ASSETS

Cash and cash equivalents ......................................................  $     23,716   $     17,579
Government agency mortgage-backed securities available for sale, at fair value .       153,121        211,082
AAA mortgage-backed securities available for sale, at fair value ...............        48,524         48,320
Other mortgage-backed securities available for sale, at fair value .............         1,236          2,133
Investment securities available for sale, at fair value ........................        22,222         11,962
Investment securities held to maturity, at amortized cost ......................         9,594             --
Loans, net of allowance for loan losses of $6,751 and $7,980 ...................       537,548        486,667
Discounted loans, net of allowance for loan losses of $33,945 and $40,920 ......         5,061          6,630
Stock in Federal Home Loan Bank of San Francisco, at cost ......................        11,786         10,808
Real estate owned, net .........................................................           473          1,101
Leasehold improvements and equipment, net ......................................         3,071          3,218
Accrued interest receivable ....................................................         3,879          4,043
Servicer advance receivables, net ..............................................        29,892         19,922
Service fees receivable ........................................................         2,709          2,334
Purchased mortgage servicing rights, net .......................................        10,163          5,405
Receivables from loan servicers ................................................         1,719            462
Intangible assets, net .........................................................         3,507          3,701
Prepaid expenses and other assets ..............................................        10,058          7,654
                                                                                  ------------   ------------
          TOTAL ................................................................  $    878,279   $    843,021
                                                                                  ============   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Noninterest-bearing deposits ..............................................  $      3,688   $      3,659
     Interest-bearing deposits .................................................       397,510        392,122
     Short-term borrowings .....................................................        96,000         91,870
     Accounts payable and other liabilities ....................................        15,297         14,284
     FHLB advances .............................................................       233,337        216,000
     Investment financing ......................................................         5,358          4,284
     Trust preferred subordinated debt .........................................        20,000         20,000
     Investor participation liability ..........................................         1,447          1,346
                                                                                  ------------   ------------
          Total liabilities ....................................................       772,637        743,565
                                                                                  ============   ============

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares
        outstanding ............................................................            --             --
     Common stock, $0.01 par value, 90,000,000 shares authorized, 24,261,703
        and 23,820,874 shares issued (including treasury shares of 5,626,212) ..       117,666        114,357
     Treasury stock, 5,626,212 shares, at cost .................................       (15,106)       (15,106)
     Retained earnings (accumulated deficit) ...................................         2,549         (3,096)
     Accumulated other comprehensive income, net ...............................           533          3,301
                                                                                  ------------   ------------
          Total stockholders' equity ...........................................       105,642         99,456
                                                                                  ------------   ------------
          TOTAL ................................................................  $    878,279   $    843,021
                                                                                  ============   ============

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

                                                                                 Quarter Ended               Nine Months Ended
                                                                                 September  30,                September 30,
                                                                          ---------------------------   ---------------------------
                                                                              2003           2002           2003           2002
                                                                          ------------   ------------   ------------   ------------
INTEREST INCOME:
         Loans .........................................................  $      8,523   $      9,226   $     25,419   $     29,709
         Mortgage-backed securities ....................................         1,993          4,256          8,007          9,661
         Securities and federal funds sold .............................           342            274            731            914
                                                                          ------------   ------------   ------------   ------------
           Total interest income .......................................        10,858         13,756         34,157         40,284
                                                                          ------------   ------------   ------------   ------------
INTEREST EXPENSE:
         Deposits ......................................................         2,575          3,810          8,564         12,160
         Borrowings ....................................................         3,213          3,523          9,909         10,028
                                                                          ------------   ------------   ------------   ------------
           Total interest expense ......................................         5,788          7,333         18,473         22,188
                                                                          ------------   ------------   ------------   ------------
NET INTEREST INCOME ....................................................         5,070          6,423         15,684         18,096
PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS ...........................            78            136           (592)           372
                                                                          ------------   ------------   ------------   ------------
NET INTEREST INCOME AFTER PROVISION FOR (RECAPTURE OF) LOSSES ON
    LOANS ..............................................................         4,992          6,287         16,276         17,724
                                                                          ------------   ------------   ------------   ------------
OTHER INCOME:
         Servicing income ..............................................        10,004          6,917         25,751         18,463
         Loan fees and charges .........................................            33             32             83            103
         Real estate owned, net ........................................          (109)           (45)          (196)          (156)
         (Loss) gain on sale of loans ..................................           (97)            25            (17)         2,505
         Gain on sale of securities ....................................           249          1,490            249          1,428
         Market valuation losses and impairments .......................            --         (2,238)            --         (3,611)
         Investor participation interest ...............................           (32)           (20)          (161)        (1,565)
         Other, net ....................................................            99            155            830          1,361
                                                                          ------------   ------------   ------------   ------------
           Total other income ..........................................        10,147          6,316         26,539         18,528
                                                                          ------------   ------------   ------------   ------------
OTHER EXPENSES:
         Compensation and employee benefits ............................         6,931          6,279         21,093         18,097
         Professional services .........................................         1,144            879          3,835          3,697
         Occupancy .....................................................           554            677          1,634          1,759
         FDIC insurance premiums .......................................           101            107            316            316
         Data processing ...............................................           278            237            811            838
         Communication .................................................           182            276            631            878
         Insurance .....................................................           360            316          1,065            870
         Corporate travel and development ..............................            75             74            201            243
         Depreciation ..................................................           386            486          1,190          1,345
         Amortization of intangibles ...................................            65             65            194            194
         Postage and courier expense ...................................           240            247            814            767
         Provision for litigation claims ...............................            --             --             --          3,600
         Other general and administrative expenses .....................           479          1,373          1,675          2,686
                                                                          ------------   ------------   ------------   ------------
           Total other expenses ........................................        10,795         11,016         33,459         35,290
                                                                          ------------   ------------   ------------   ------------
INCOME BEFORE MINORITY INTEREST AND INCOME TAXES .......................         4,344          1,587          9,356            962
MINORITY INTEREST ......................................................            --           (561)            --           (686)
                                                                          ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAXES .............................................         4,344          1,026          9,356            276
INCOME TAX PROVISION (BENEFIT) .........................................         1,669            159          3,711           (144)
                                                                          ------------   ------------   ------------   ------------
NET INCOME .............................................................  $      2,675   $        867   $      5,645   $        420
                                                                          ============   ============   ============   ============

Earnings per share - basic..............................................  $       0.14   $       0.05   $       0.31   $       0.02
Earnings per share - diluted............................................  $       0.13   $       0.04   $       0.28   $       0.02

Weighted average shares outstanding - basic.............................    18,633,781     18,000,489     18,432,450     16,799,210
Weighted average shares outstanding - diluted...........................    20,564,647     20,016,196     20,419,687     18,550,728

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

                                                                                           (Accumulated   Accumulated
                               Preferred Stock     Common Stock         Treasury Stock      (Deficit)        Other
                                ------------- --------------------- -----------------------  Retained   Comprehensive
                                Shares Amount   Shares      Amount      Shares     Amount    Earnings       Income         Total
                                ------ ------ ----------- --------- -----------  ----------  ---------   -------------  ---------
BALANCE, January 1, 2002......      -- $   --  20,349,458 $ 105,530  (4,168,854) $ (10,005)  $ (5,058)   $        953   $  91,420
Comprehensive income:
    Net income................                                                                  1,962                       1,962
    Unrealized holding gains
      on available for sale
      securities - net of tax
      expense of $1,851(1)....                                                                                  2,490       2,490
    Unrealized loss on
      interest-rate swap - net                                                                                   (142)       (142)
      of tax benefit of $101..                                                                                           --------
Total comprehensive income....                                                                                              4,310
Tax benefit from utilization
    of pre-reorganizational Net
    Operating Losses (Note 4).                                  815                                                           815
Exercise of stock options.....                     75,000        96                                                            96
Conversion of subordinated
    debentures................                  3,396,416     7,690                                                         7,690
Receipt of income tax refund
    related to pre-
    reorganizational income...                                  226                                                           226
Treasury stock acquired.......                                       (1,457,358)    (5,101)                                (5,101)
                                ------ ------ ----------- --------- -----------  ----------  ----------  -------------  ---------
BALANCE, December 31, 2002....      --     --  23,820,874   114,357  (5,626,212)   (15,106)     (3,096)         3,301      99,456
Comprehensive income:
    Net income................                                                                   5,645                      5,645
    Unrealized holding loss
      on available for sale
      securities - net of tax
      benefit of $1,959.......                                                                                 (2,696)     (2,696)
    Unrealized loss on
      interest-rate swap - net
      of tax benefit of $51...                                                                                    (72)        (72)
                                                                                                                         --------
Total comprehensive income....                                                                                              2,877
Tax benefit from utilization
    of pre-reorganizational
    Net Operating Losses
    (Note 4)..................                                1,965                                                         1,965
Tax benefit from adjustment to
    pre-reorganizational Net
    Operating Losses (Note 4).                                  775                                                           775
 Exercise of stock options....                    440,829       569                                                           569
                                ------ ------ ----------- --------- -----------  ----------  ----------  -------------  ---------
BALANCE, September 30, 2003...      -- $   --  24,261,703 $ 117,666  (5,626,212) $ (15,106)  $    2,549  $        533   $ 105,642
                                ====== ====== =========== ========= ===========  ==========  ==========  =============  =========
__________

        (1) Includes reclassification adjustment for gain included in net income of $1,321, net of tax expense of $937.

        (2) Includes reclassification adjustment for gain included in net income of $289, net of tax expense of $205.

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                  ---------------------------
                                                                                      2003           2002
                                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................................................  $      5,645   $        420
   Adjustments to reconcile net income to net cash provided by operating activities:
        (Recapture of) provision for losses on loans ...........................          (592)           372
        Provision for losses on real estate owned ..............................           159             33
        Valuation adjustment for mortgage servicing rights .....................          (102)           577
        Market valuation losses and impairments ................................            --          3,611
        Depreciation and amortization ..........................................         1,384          1,539
        Tax effect from utilization of net operating loss carryforward .........         1,965             --
        (Gain) loss on sale of real estate owned ...............................           (15)           102
        Loss (gain) on sale of loans ...........................................            17         (2,505)
        Gain on sale of securities .............................................          (249)        (1,428)
        (Gain) loss on disposal of equipment ...................................           (10)            43
        Amortization of discounts and deferred fees ............................         2,587          2,556
        Amortization of mortgage servicing rights ..............................         3,989          2,642
        Federal Home Loan Bank stock dividends .................................          (391)          (399)
        Minority interest ......................................................            --            686
      Change in:
        Servicer advance receivables ...........................................        (9,970)         2,415
        Service fees receivable ................................................          (375)           299
        Accrued interest receivable ............................................           164            (54)
        Receivables from other loan servicers ..................................        (1,257)         1,315
        Prepaid expenses and other assets ......................................          (517)           907
        Accounts payable and other liabilities .................................         1,696         (2,303)
        Investor participation liability .......................................           101            641
                                                                                  ------------   ------------
             Net cash provided by operating activities .........................         4,229         11,469
                                                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of loans ......................................................       (67,571)       (12,556)
        Proceeds from sale of loans ............................................         4,068             --
        Loan repayments ........................................................       122,001        146,433
        Loan originations ......................................................      (108,515)       (67,251)
        Purchase of discounted loans ...........................................       (30,093)           (10)
        Proceeds from sale of discounted loans .................................        30,308          7,395
        Purchase of mortgage-backed securities available for sale ..............       (81,714)      (254,233)
        Proceeds from sale of mortgage-backed securities available for sale ....         9,436         71,462
        Repayment of mortgage-backed securities available for sale .............       125,034         31,703
        Purchase of investment securities available for sale ...................       (20,458)       (13,731)
        Proceeds from sale of investment securities available for sale .........            --         10,599
        Proceeds from sale of real estate owned ................................         1,150            740
        Purchase of FHLB stock .................................................          (587)          (801)
        Purchases of leasehold improvements and equipment ......................        (1,054)        (1,585)
        Proceeds from sale of leasehold improvements and equipment .............            21             18
        Purchase of mortgage servicing rights ..................................        (8,647)           (80)
        Proceeds from sale of mortgage servicing rights ........................             2            335
                                                                                  ------------   ------------
             Net cash used in investing activities .............................       (26,619)       (81,562)
                                                                                  ------------   ------------

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                         ---------------------------
                                                                                             2003           2002
                                                                                         ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in deposits ...........................................  $      5,417   $    (21,203)
        Proceeds from FHLB advances ...................................................        56,337         94,000
        Repayments of FHLB advances ...................................................       (39,000)       (70,000)
        Net increase in short-term borrowings .........................................         4,130         56,569
        Proceeds from servicing acquisition notes .....................................         5,677          2,444
        Repayment of servicing acquisition notes ......................................        (4,603)       (11,239)
        Issuance of convertible subordinated debentures ...............................            --          7,690
        Issuance of trust preferred subordinated debt .................................            --         20,000
        Issuance of common stock pursuant to exercise of stock options ................           569             40
        Purchase of treasury stock ....................................................            --         (5,101)
                                                                                         ------------   ------------
             Net cash provided by financing activities ................................        28,527         73,200
                                                                                         ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .............................................         6,137          3,107
CASH AND CASH EQUIVALENTS:
        Beginning of period ...........................................................        17,579         39,974
                                                                                         ------------   ------------
        End of period .................................................................  $     23,716   $     43,081
                                                                                         ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--Cash  paid for:
        Interest ......................................................................  $     16,480   $     20,780
        Income taxes ..................................................................           374            473
NONCASH INVESTING ACTIVITIES:
        Additions to real estate owned acquired in settlement of loans ................           666          1,732
        Transfer of securities classified as available for sale to held to maturity ...         9,594             --
NONCASH FINANCING ACTIVITIES:
        Conversion of subordinated debentures into common stock .......................            --          7,690

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data and where noted)

1. BASIS OF PRESENTATION

        The accompanying interim condensed consolidated financial statements of Wilshire Financial Services Group Inc. and its subsidiaries (“WFSG” or the “Company”) are unaudited and should be read in conjunction with the 2002 Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the 2002 Annual Report on Form 10-K.

        In the opinion of management, all adjustments, other than the adjustments described below, generally comprised of normal recurring accruals necessary for fair presentation of the interim condensed consolidated financial statements have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

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

        Certain reclassifications of 2002 amounts were made in order to conform to the 2003 presentation, none of which affect previously reported net income.

2. PER SHARE DATA

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potentially dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the quarters and nine-month periods ended September 30, 2003 and 2002.

                                                           Quarter Ended               Nine Months Ended
                                                           September 30,                 September 30,
                                                    ---------------------------   ---------------------------
                                                        2003           2002           2003           2002
                                                    ------------   ------------   ------------   ------------
Net income .......................................  $      2,675   $        867   $      5,645   $        420
Weighted average number of common shares
   outstanding - basic ...........................    18,633,781     18,000,489     18,432,450     16,799,210
Outstanding stock options ........................     1,930,866      2,015,707      1,987,237      1,751,518
                                                    ------------   ------------   ------------   ------------
Weighted average number of common shares
   outstanding - diluted .........................    20,564,647     20,016,196     20,419,687     18,550,728
                                                    ------------   ------------   ------------   ------------
Net income per share - basic......................  $       0.14   $       0.05   $       0.31   $       0.02
                                                    ============   ============   ============   ============
Net income per share - diluted....................  $       0.13   $       0.04   $       0.28   $       0.02
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

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

                                                              Quarter Ended               Nine Months Ended
                                                              September 30,                 September 30,
                                                       ---------------------------   ---------------------------
                                                           2003           2002           2003           2002
                                                       ------------   ------------   ------------   ------------
Net income, as reported .............................  $      2,675   $        867   $      5,645   $        420
Less:  Total stock-based employee compensation
   expense determined under fair value-based
   method for all awards, net of related tax
   effects ..........................................           129            175            375            508
                                                       ------------   ------------   ------------   ------------
Pro forma net income (loss) .........................  $      2,546   $        692   $      5,270   $        (88)
                                                       ============   ============   ============   ============

Earnings (loss) per share:
   Basic - as reported...............................  $       0.14   $       0.05   $       0.31   $       0.02
                                                       ============   ============   ============   ============
   Basic - pro forma.................................  $       0.14   $       0.04   $       0.29   $      (0.01)
                                                       ============   ============   ============   ============

   Diluted - as reported.............................  $       0.13   $       0.04   $       0.28   $       0.02
                                                       ============   ============   ============   ============
   Diluted - pro forma...............................  $       0.12   $       0.03   $       0.26   $      (0.01)
                                                       ============   ============   ============   ============

3. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

        At September 30, 2003, the Company’s banking subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”), had outstanding commitments to fund $41.1 million in mortgage loans and to purchase $1.5 million of new loans.

        The Company expects to incur additional expenses in connection with legal costs for prior officers. These costs, which totaled approximately $0.5 million and $1.8 million, respectively, for the quarter and nine months ended September 30, 2003, relate to the events that gave rise to litigation arising from the financial collapse of Capital Consultants LLC (“CCL”). The Company on May 13, 2002 entered into a settlement agreement to resolve that litigation and has completed all of its obligations under the settlement agreement. The court has ordered that pursuant to the settlement the litigation should be dismissed. Management, after consultation with legal counsel, believes that this litigation will be dismissed in the next few months. However, this dismissal will not affect any continuing obligation of the Company for legal costs of officers arising from such events.

4. INCOME TAXES

        The Company files consolidated federal income tax returns with all of its subsidiaries. The operations of Wilshire Credit Corporation (“WCC”), the Company’s loan servicing subsidiary, are included in WFSG’s consolidated income tax returns for periods beginning October 11, 2002, the effective date of WFSG’s purchase of WCC’s 49.99% minority interest. For tax years through the year ended December 31, 2001 and for the 2002 year through October 10, 2002, WCC’s operations were excluded from WFSG’s consolidated federal income tax return because WCC did not meet the required ownership threshold of 80% (the Company’s economic interest was 50.01%).

        The Company recorded a current income tax provision of approximately $1.7 million and $3.7 million, respectively, for the quarter and nine months ended September 30, 2003. The Company’s deferred tax provision (benefit) is determined on a quarterly basis pursuant to an evaluation of WFSG’s net deferred tax asset. These deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts. They are attributable to carryforwards, such as net operating losses and capital losses, and also to temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 41% is applied to each attribute in determining the amount of the related deferred tax asset or liability. Decreases (increases) in the net deferred tax asset are recorded as a deferred tax provision (benefit) in the consolidated statements of operations.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        WFSG’s net deferred tax asset at September 30, 2003 and December 31, 2002 is included in prepaid expenses and other assets on the accompanying consolidated statements of financial condition. In accounting for the deferred tax asset, the Company applies Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires, among other things, that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes that it is more likely than not that the Company will realize a portion of the deferred tax asset and has recorded the valuation allowance accordingly. As benefits relating to the Company’s pre-reorganization (before June 10, 1999) period are realized and the valuation allowance is reduced, the tax effect is recorded as an increase to stockholders’ equity in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and not as a tax benefit in the statement of operations.

        As of December 31, 2002, the Company had U.S. net operating loss carryforwards and capital loss carryforwards of approximately $109 million and $12 million, respectively. In addition, the Company has state net operating loss carryforwards. The federal carryforward period runs through 2021. However, in June 2002 the Company experienced a change in control as set forth by Section 382 of the Internal Revenue Code. In general, a change in control is defined as a greater than 50% ownership shift as measured over the prior three-year period. As a result of the change in control, the Company’s net operating loss carryforwards and capital loss carryforwards that were generated prior to the change in control are subject to a limitation on the amount that may be used annually to offset taxable income. The Company estimates that the limitation is approximately $6 million per year. The Company has adequately provided for this limitation with its valuation allowance against the deferred tax asset.

        In the third quarter of 2003 the Company identified approximately $1.975 million in additional net operating losses at WCC which arose in the 1998 tax year. These losses have been applied to WCC’s year 2002 tax liability, resulting in a reduction of approximately $0.8 million in accrued income taxes payable. The Company has recorded the related tax benefit as a direct increase to stockholders’ equity in the accompanying financial statements.

5. OPERATING SEGMENTS

        The Company’s reportable operating segments, as defined by the Company’s management, consist of its Banking Operations, Loan Servicing Operations, and Mortgage Investment Operations. The operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

o	Banking Operations—Through FBBH, the Company conducts a banking business focused primarily on specialty-niche products, including small-balance commercial and multi-family real estate lending, investments in residential whole loans, and investments in primarily AAA-rated and government agency mortgage-backed securities. The primary sources of liquidity for the Bank’s acquisitions and originations are wholesale certificates of deposit, retail deposits, FHLB advances and repurchase agreements. The Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision (“OTS”). At September 30, 2003, FBBH had total assets of $819.8 million.

o	Loan Servicing Operations—Through its loan servicing subsidiary, WCC, the Company conducts a full-service mortgage and consumer loan servicing business, specializing in the servicing of labor-intensive mortgage pools requiring expertise in loss mitigation and/or investor reporting. As of September 30, 2003, WCC serviced approximately $5.9 billion principal balance of residential and commercial mortgage pools for more than 500 individual and institutional investors and government agencies. WCC’s funding sources consist primarily of internal liquidity and commercial bank financing.

o	Mortgage Investment Operations— The Company’s investment subsidiary, WFC, acquires mortgage-backed securities and pools of performing, sub-performing and non-performing residential and commercial loans. WFC conducts certain of these activities with an institutional investor where such investments align the Company’s interests with those of the institutional investor. WFC’s funding sources consist primarily of commercial bank financing and co-investors, with debt service repayment terms that generally parallel the cash flows of the underlying collateral.

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

        The Company in the second quarter of 2003 revised the method by which it allocates certain operating expenses among its business entities. As a result, in current and future periods WCC will assume higher proportions of overall compensation and benefits, insurance, depreciation and various other categories of expenses. The additional expenses allocated to WCC from the other business segments totaled approximately $0.4 million and $0.6 million, respectively, for the quarter and nine-month period ended September 30, 2003. On an annual basis, the total additional expenses transferred to WCC is expected to approximate $1.5 million, with corresponding reductions at FBBH, WFC and the holding company of approximately $0.2 million, $1.0 million and $0.3 million, respectively. The Company believes that this new allocation methodology accurately reflects the costs to be incurred by each business entity, and more closely matches the operating segments’ expenses with their revenue-producing activities.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        Segment data for the quarters ended September 30, 2003 and 2002 are as follows:

                                                                  Three Months Ended September 30, 2003
                                                  ------------------------------------------------------------------------
                                                                                                 Holding
                                                                                               Company and
                                                                    Loan          Mortgage    Miscellaneous
                                                    Banking       Servicing     Investments     Operations       Total
                                                  ------------   ------------   ------------   ------------   ------------
Interest income ................................  $     10,202   $         17   $        623   $         16   $     10,858
Interest expense ...............................         5,343            183             14            248          5,788
                                                  ------------   ------------   ------------   ------------   ------------
Net interest income (expense) ..................         4,859           (166)           609           (232)         5,070
Provision for loan losses ......................            --             --             78             --             78
                                                  ------------   ------------   ------------   ------------   ------------
Net interest income (expense) after
   provision for loan losses ...................         4,859           (166)           531           (232)         4,992
Realized gains (losses) on asset sales .........           249             --            (97)            --            152
Servicing income ...............................           419          9,889              6           (310)        10,004
Other (loss) income ............................          (214)           138           (254)           321             (9)
Compensation and benefits ......................         1,058          5,665            106            102          6,931
Other expense ..................................         1,159          1,715             13            977          3,864
                                                  ------------   ------------   ------------   ------------   ------------
Income (loss) before taxes .....................         3,096          2,481             67         (1,300)         4,344
Income tax provision (benefit) .................         1,300             --             47            322          1,669
                                                  ------------   ------------   ------------   ------------   ------------
Net income (loss) ..............................  $      1,796   $      2,481   $         20   $     (1,622)  $      2,675
                                                  ============   ============   ============   ============   ============
Total assets ...................................  $    819,815   $     50,460   $     24,024   $    (16,020)  $    878,279
                                                  ============   ============   ============   ============   ============

                                                                  Three Months Ended September 30, 2002
                                                  ------------------------------------------------------------------------
                                                                                                 Holding
                                                                                               Company and
                                                                    Loan          Mortgage    Miscellaneous
                                                    Banking       Servicing     Investments     Operations       Total
                                                  ------------   ------------   ------------   ------------   ------------
Interest income ................................  $     11,600   $         32   $      2,058   $         66   $     13,756
Interest expense ...............................         6,856            143             63            271          7,333
                                                  ------------   ------------   ------------   ------------   ------------
Net interest income (expense) ..................         4,744           (111)         1,995           (205)         6,423
Provision for loan losses ......................            --             --            136             --            136
                                                  ------------   ------------   ------------   ------------   ------------
Net interest income (expense) after
provision for loan losses ......................         4,744           (111)         1,859           (205)         6,287
Realized and unrealized (losses) gains .........          (748)            --             25             --           (723)
Servicing income ...............................           130          7,208            (16)          (405)         6,917
Other (loss) income ............................           (90)            42           (171)           341            122
Compensation and benefits ......................         1,035          4,672            224            348          6,279
Other expense ..................................         1,304          1,345            221          1,867          4,737
                                                  ------------   ------------   ------------   ------------   ------------
Income (loss) before minority interest
and taxes ......................................         1,697          1,122          1,252         (2,484)         1,587
Minority interest ..............................            --             --             --           (561)          (561)
                                                  ------------   ------------   ------------   ------------   ------------
Income (loss) before taxes .....................         1,697          1,122          1,252         (3,045)         1,026
Income tax provision (benefit) .................           717             --             --           (558)           159
                                                  ------------   ------------   ------------   ------------   ------------
Net income (loss) ..............................  $        980   $      1,122   $      1,252   $     (2,487)           867
                                                  ============   ============   ============   ============   ============
Total assets ...................................  $    789,674   $     28,865   $     26,167   $      2,179   $    846,885
                                                  ============   ============   ============   ============   ============

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        Segment data for the nine months ended September 30, 2003 and 2002 are as follows:

                                                                   Nine Months Ended September 30, 2003
                                                  ------------------------------------------------------------------------
                                                                                                 Holding
                                                                                               Company and
                                                                    Loan          Mortgage    Miscellaneous
                                                    Banking       Servicing     Investments     Operations       Total
                                                  ------------   ------------   ------------   ------------   ------------
Interest income ................................  $     31,631   $         79   $      2,393   $         54   $     34,157
Interest expense ...............................        17,210            446             62            755         18,473
                                                  ------------   ------------   ------------   ------------   ------------
Net interest income (expense) ..................        14,421           (367)         2,331           (701)        15,684
(Recapture of) provision for loan losses .......          (750)            --            158             --           (592)
                                                  ------------   ------------   ------------   ------------   ------------
Net interest income (expense) after
   (recapture of) provision for loan
   losses ......................................        15,171           (367)         2,173           (701)        16,276
Realized gains (losses) on asset sales .........           249             75            (92)            --            232
Servicing income ...............................           922         25,700             87           (958)        25,751
Other (loss) income ............................          (452)           575           (568)         1,001            556
Compensation and benefits ......................         3,333         16,231            462          1,067         21,093
Other expense ..................................         3,704          5,344            201          3,117         12,366
                                                  ------------   ------------   ------------   ------------   ------------
Income (loss) before taxes .....................         8,853          4,408            937         (4,842)         9,356
Income tax provision (benefit) .................         3,718             --            402           (409)         3,711
                                                  ------------   ------------   ------------   ------------   ------------
Net income (loss) ..............................  $      5,135   $      4,408   $        535   $     (4,433)  $      5,645
                                                  ============   ============   ============   ============   ============
Total assets ...................................  $    819,815   $     50,460   $     24,024   $    (16,020)  $    878,279
                                                  ============   ============   ============   ============   ============

                                                                   Nine Months Ended September 30, 2002
                                                  ------------------------------------------------------------------------
                                                                                                 Holding
                                                                                               Company and
                                                                    Loan          Mortgage    Miscellaneous
                                                    Banking       Servicing     Investments     Operations       Total
                                                  ------------   ------------   ------------   ------------   ------------
Interest income ................................  $     34,686   $        275   $      4,936   $        387   $     40,284
Interest expense ...............................        20,852            480            401            455         22,188
                                                  ------------   ------------   ------------   ------------   ------------
Net interest income (expense) ..................        13,834           (205)         4,535            (68)        18,096
Provision for loan losses ......................            --            166            206             --            372
                                                  ------------   ------------   ------------   ------------   ------------
Net interest income (expense) after
   provision for loan losses ...................        13,834           (371)         4,329            (68)        17,724
Realized and unrealized (losses) gains .........        (2,183)         1,904            601             --            322
Servicing income ...............................           501         19,370             93         (1,501)        18,463
Other (loss) income ............................          (255)          (456)          (788)         1,242           (257)
Compensation and benefits ......................         2,915         13,469            659          1,053         18,097
Other expense ..................................         4,004          5,606            641          6,943         17,193
                                                  ------------   ------------   ------------   ------------   ------------
Income (loss) before minority interest
  and taxes ....................................         4,978          1,372          2,935         (8,323)           962
Minority interest ..............................            --             --             --           (686)          (686)
                                                  ------------   ------------   ------------   ------------   ------------
Income (loss) before taxes .....................         4,978          1,372          2,935         (9,009)           276
Income tax provision (benefit) .................         2,066             --             --         (2,210)          (144)
                                                  ------------   ------------   ------------   ------------   ------------
Net income (loss) ..............................  $      2,912   $      1,372   $      2,935   $     (6,799)  $        420
                                                  ============   ============   ============   ============   ============
Total assets ...................................  $    789,674   $     28,865   $     26,167   $      2,179   $    846,885
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

        Following is a summary of the Company’s intangible assets:

                                                              Intangible Assets

                                                            As of September 30, 2003
                                                       ---------------------------------
                                                       Gross Carrying      Accumulated
                                                           Amount         Amortization
                                                       ---------------   ---------------

               Goodwill.............................   $         3,393   $          (339)
               Core deposit intangible..............             1,294              (841)
                                                       ---------------   ---------------
                  Total.............................   $         4,687   $        (1,180)
                                                       ===============   ===============

        For the quarter and nine months ended September 30, 2003 the Company recorded amortization expense of $65 and $194, respectively, related to the core deposit intangible. The estimated amortization of the balance for the remainder of 2003 and the five succeeding fiscal years is $64 (2003), $259 (2004), $130 (2005), and none thereafter.

        The Company tested goodwill for impairment as of March 31, 2003 and determined that no impairment charge was required. There were no conditions that indicated impairment as of September 30, 2003.

        The Company’s purchased mortgage servicing rights (MSRs) totaled approximately $10.2 million at September 30, 2003, $5.4 million at December 31, 2002, and $5.0 million at September 30, 2002. Amortization expense for MSRs was $1.6 million and $4.0 million, respectively, for the quarter and nine months ended September 30, 2003, and $0.8 million and $2.6 million, respectively, for the quarter and nine months ended September 30, 2002. The estimated amortization expense of the September 30, 2003 balance of MSRs for the remainder of 2003 and the five succeeding fiscal years is $1.1 million (2003), $3.5 million (2004), $2.3 million (2005), $1.4 million (2006), $0.8 million (2007), and $0.5 million (2008). The estimated amortization expense is based only on currently held MSRs and on current information regarding loan payments and prepayments. Actual results may vary as a result of changes in the rate of prepayments and other market factors.

7. LEGAL MATTERS

        In June 2001, FBBH sold its Bankcard Division to iPayment Holdings, Inc. for a total purchase price of approximately $6.2 million, including approximately $0.4 million consisting of a contingency payment due the Bank upon one merchant customer’s attainment of certain processing volumes. In a lawsuit commenced by FBBH for payment of part of the purchase price, iPayment, in September 2002, filed a cross-complaint against the Bank for fraud, breach of contract and negligent misrepresentation. iPayment contends that the Bank knew, or should have known, that a merchant was concealing significant product returns by issuing checks as refunds, rather than issuing credit card refunds as required by MasterCard operating rules. iPayment claims damages for the decreased value to iPayment of the merchant’s account; chargebacks and credits that iPayment has paid and will not be able to recover from the merchant which may total $5-7 million; mitigation costs of approximately $2 million; and punitive damages. The Bank denies the claims, and the Bank also maintains that iPayment failed to mitigate any claimed damages. The Bank intends to defend the cross-complaint vigorously. The factual discovery process has not been completed. Although the Company expects to incur costs in defending these claims, based on the results of the discovery proceedings thus far and preliminary discussions with its lawyers, the Company currently does not believe the ultimate resolution of the claims will have a material impact on its financial condition or results of operations. The Company has not recognized, for accounting purposes, the contingency payment from iPayment which is the subject of this litigation.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

        WFSG on May 13, 2002 entered into a settlement agreement to resolve litigation which arose from the financial collapse of CCL, and the Company has completed all of its obligations under the settlement agreement. The court has ordered that pursuant to the settlement the litigation should be dismissed. Management, after consultation with legal counsel, believes that this litigation will be dismissed in the next few months.

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

8. NEW ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 are effective with the first period ending after December 15, 2003. The Company is currently evaluating the impact that the adoption of FIN 46 may have on its financial position and results of operations.

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

        Wilshire Financial Services Group Inc., a financial services company, conducts (1) community banking operations (referred to herein as our “Banking Operations”) through our wholly-owned subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”); (2) specialized mortgage loan servicing operations through Wilshire Credit Corporation (“WCC”) and (3) mortgage investment operations through Wilshire Funding Corporation (“WFC”). WFSG’s administrative, investment and loan servicing headquarters are located in Beaverton, Oregon. The Bank is headquartered in Calabasas, California and conducts its branch banking activities in Beverly Hills, California.

RESULTS OF OPERATIONS—QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002

        Our consolidated net income for the quarter ended September 30, 2003 was approximately $2.7 million, or $0.14 per basic share, compared with $0.9 million, or $0.05 per basic share, for the quarter ended September 30, 2002. WFSG’s pre-tax income was approximately $4.3 million for the third quarter of 2003, compared with $1.0 million for the third quarter of 2002.

        The increase in income for the third quarter of 2003 over the third quarter of 2002 was due primarily to a $3.1 million increase in consolidated net servicing income. This increase primarily reflects the continued growth of our loan servicing operations. Additionally, servicing income for the third quarter of 2003 includes a $1.3 million increase which the Company recorded pursuant to the adjustment and retroactive application of the terms of certain servicing contracts. Also, the results for the third quarter of 2002 included $2.2 million in impairment write-downs related to two interest-only mortgage-backed securities (I/Os) at our banking subsidiary, with no such charges in the 2003 period. Partially offsetting these gains was a $1.4 million decrease in net interest income (primarily at Wilshire Funding Corporation, our mortgage investment subsidiary) and a $1.2 million decline in gains on sales of investment securities as compared with the third quarter of 2002. Our total consolidated operating expenses declined by approximately $0.2 million as the results for the third quarter of 2002 included $0.9 million of expenses and charges related to the relocation of our corporate headquarters and loan servicing operations to Beaverton, Oregon. However, we experienced a $0.7 million increase in compensation costs due to the growth of our loan servicing operations and a $0.3 million increase in legal expenses.

        For the nine-month period ended September 30, 2003, our net income was approximately $5.6 million, or $0.31 per basic share, compared with $0.4 million, or $0.02 per basic share, for the nine months ended September 30, 2002. Our pre-tax income was approximately $9.4 million for the nine months ended September 30, 2003, compared with $0.3 million for the corresponding 2002 period.

        Our results for the nine months ended September 30, 2003 versus the comparable 2002 period reflect a $7.3 million increase in net servicing income, which includes the $1.3 million additional servicing income recorded in the third quarter, as discussed above. In addition, we recaptured $0.6 million of loan loss reserves in the first three quarters of 2003, versus incurring a loan loss provision of $0.4 million for the comparable 2002 period, for a net improvement of $1.0 million. The results for the first three quarters of 2002 also were adversely impacted by $3.6 million of impairment charges related to the I/O securities cited above. These increases in income for 2003 were partially offset by a $2.4 million decline in net interest income (primarily at Wilshire Funding Corporation) and a $1.2 million decrease in gains on sales of investment securities as compared with the first three quarters of 2002. Our consolidated operating expenses for the nine months ended September 30, 2003 declined by $1.8 million compared with the corresponding 2002 period. The decrease in operating expenses resulted from approximately $4.75 million in legal fees and expenses which were accrued in the first quarter of 2002 and related to the May 13, 2002 settlement of litigation which arose from events prior to the Company’s 1999 restructuring. The absence of such expenses in the current year was partially offset by a $3.0 million increase in compensation expense, primarily at our loan servicing subsidiary.

        We continue to incur legal expenses on behalf of some of our former officers in connection with the above-described litigation. Such costs totaled approximately $0.5 million and $1.8 million, respectively, for the quarter and nine months ended September 30, 2003, compared with $0.4 million and $1.3 million for the corresponding 2002 periods.

FIRST BANK OF BEVERLY HILLS, F.S.B.

        The following table compares income before taxes for FBBH for the quarters and nine-month periods ended September 30, 2003 and 2002 (dollars in thousands):

                                             Quarter Ended September 30,                Nine Months Ended September 30,
                                     ------------------------------------------   ------------------------------------------
                                                                     Increase                                     Increase
                                         2003           2002        (Decrease)        2003           2002        (Decrease)
                                     ------------   ------------   ------------   ------------   ------------   ------------
Interest income ...................  $     10,202   $     11,600         (1,398)  $     31,631   $     34,686   $     (3,055)
Interest expense ..................         5,343          6,856         (1,513)        17,210         20,852         (3,642)
                                     ------------   ------------   ------------   ------------   ------------   ------------
Net interest income ...............         4,859          4,744            115         14,421         13,834            587
Recapture of loan losses ..........            --             --             --           (750)            --           (750)
                                     ------------   ------------   ------------   ------------   ------------   ------------
Net interest income after
  recapture of loan losses ........         4,859          4,744            115         15,171         13,834          1,337
Realized and unrealized gains
  (losses) ........................           249           (748)           997            249         (2,183)         2,432
Servicing income ..................           419            130            289            922            501            421
Other loss ........................          (214)           (90)          (124)          (452)          (255)          (197)
Compensation and benefits .........         1,058          1,035             23          3,333          2,915            418
Other expense .....................         1,159          1,304           (145)         3,704          4,004           (300)
                                     ------------   ------------   ------------   ------------   ------------   ------------
Income before taxes ...............  $      3,096   $      1,697   $      1,399   $      8,853   $      4,978   $      3,875
                                     ============   ============   ============   ============   ============   ============

Net Interest Income

        The following table sets forth information regarding the Bank’s income from interest-earning assets and expenses from interest-bearing liabilities for the quarters ended September 30, 2003 and 2002.

                                                     Quarter Ended September 30, 2003     Quarter Ended September 30, 2002
                                                     ---------------------------------    ---------------------------------
                                                      Average               Annualized     Average               Annualized
                                                      Balance    Interest   Yield/Rate     Balance    Interest   Yield/Rate
                                                     ----------  ---------  ----------    ----------  ---------  ----------
     Interest-Earning Assets:
     Federal funds and short-term investments......  $   24,421  $      78        1.26%   $   16,134  $      75        1.82%
     Mortgage-backed and other securities..........     235,204      1,932        3.29       258,742      3,201        4.95
     Loans ........................................     503,432      8,192        6.51       471,399      8,324        7.06
                                                     ----------  ---------  ----------    ----------  ---------  ----------
        Total interest-earning assets..............  $  763,057  $  10,202        5.23%   $  746,275  $  11,600        6.08%
                                                     ----------  ---------  ----------    ----------  ---------  ----------

     Interest-Bearing Liabilities:
     Interest-bearing deposits.....................  $  377,265  $   2,574        2.71%   $  418,606  $   3,810        3.61%
     Borrowings....................................     311,937      2,769        3.52       262,256      3,046        4.61
                                                     ----------  ---------  ----------    ----------  ---------  ----------
        Total interest-bearing liabilities.........  $  689,202  $   5,343        3.07%   $  680,862  $   6,856        3.99%
                                                     ----------  ---------  ----------    ----------  ---------  ----------

     Net interest income...........................              $   4,859                            $   4,744
                                                                 =========                            =========
     Net interest spread...........................                               2.16%                                2.09%
     Net interest margin...........................                               2.53%                                2.52%

        The following table sets forth information regarding the Bank’s income from interest-earning assets and expenses from interest-bearing liabilities for the nine-month periods ended September 30, 2003 and 2002.

                                                   Nine Months Ended September 30, 2003  Nine Months Ended September 30, 2002
                                                   ------------------------------------  ------------------------------------
                                                      Average               Annualized     Average               Annualized
                                                      Balance    Interest   Yield/Rate     Balance    Interest   Yield/Rate
                                                     ----------  ---------  ----------    ----------  ---------  ----------
     Interest-Earning Assets:
     Federal funds and short-term investments......  $   17,824  $     173        1.28%   $   23,782  $     338        1.87%
     Mortgage-backed and other securities..........     249,241      7,076        3.79       217,380      8,117        4.98
     Loans ........................................     491,722     24,382        6.61       487,812     26,231        7.17
                                                     ----------  ---------  ----------    ----------  ---------  ----------
        Total interest-earning assets..............  $  758,787  $  31,631        5.50%   $  728,974  $  34,686        6.28%
                                                     ----------  ---------  ----------    ----------  ---------  ----------

     Interest-Bearing Liabilities:
     Interest-bearing deposits.....................  $  378,080  $   8,563        3.03%   $  422,587  $  12,160        3.85%
     Borrowings....................................     307,527      8,647        3.76       239,876      8,692        4.85
                                                     ----------  ---------  ----------    ----------  ---------  ----------
        Total interest-bearing liabilities.........  $  685,607  $  17,210        3.36%   $  662,463  $  20,852        4.21%
                                                     ----------  ---------  ----------    ----------  ---------  ----------

     Net interest income...........................              $  14,421                            $  13,834
                                                                 =========                            =========
     Net interest spread...........................                               2.14%                                2.07%
     Net interest margin...........................                               2.54%                                2.54%

        The Bank’s net interest income was approximately $4.9 million for the quarter ended September 30, 2003, compared with $4.7 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, the Bank’s net interest income was approximately $14.4 million, compared with $13.8 million for the nine months ended September 30, 2002.

        The continuing low interest-rate environment has impacted the Bank’s interest-bearing liabilities to a slightly greater extent than its interest-earning assets, resulting in a higher interest spread in the 2003 periods. The Bank’s net interest spread increased by 7 basis points, from 2.09% to 2.16%, from the third quarter of 2002 to the third quarter of 2003. The yield on the Bank’s average interest-earning assets declined by 85 basis points, from 6.08% to 5.23%, from the third quarter of 2002 to the third quarter of 2003. However, this drop in yield was exceeded by a 92-basis point decline, from 3.99% to 3.07%, in the Bank’s cost of interest-bearing liabilities for the same periods.

        For the nine-month periods ended September 30, the interest spread increased by 7 basis points, from 2.07% for the 2002 period to 2.14% for the 2003 period. The Bank’s yield on interest-earning assets declined from 6.28% for the nine months ended September 30, 2002 to 5.50% for the nine months ended September 30, 2003, and the Bank’s average cost of funds reflected a slightly larger decrease, from 4.21% to 3.36%, for the same periods.

        The Bank’s interest income on mortgage-backed and other investment securities decreased by approximately $1.3 million from the third quarter of 2002 to the third quarter of 2003, due to both a 166-basis point drop in yield, from 4.95% to 3.29%, and a $23.5 million decline in the average investment balance. For the nine months ended September 30, 2003, interest income on mortgage-backed and other investment securities was $7.1 million, a decrease of $1.0 million from the corresponding 2002 period. The slightly smaller decrease in income for the nine-month period was due to a 119-basis point drop in yield, from 4.98% to 3.79%, partially offset by a $31.9 million increase in the average asset balance for the current year to date. Utilizing new debt facilities, the Bank purchased approximately $295 million in AAA-rated mortgage-backed and other investment securities in 2002 and an additional $102 million in the first nine months of 2003.

        The Bank’s interest income on loans was approximately $8.2 million for the quarter ended September 30, 2003, compared with $8.3 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, interest on loans was approximately $24.4 million, compared with $26.2 million for the nine months ended September 30, 2002. These decreases were due to declines in the yield on loans of 55 and 56 basis points, respectively, from the quarter and nine months ended September 30, 2002 to the corresponding 2003 periods as a result of the continuing decline in interest rates. However, these declines in yield were partially offset by increases in average balances, particularly in the third quarter of 2003. The Bank originated and purchased a total of $176 million in new loans during the first three quarters of 2003, including $97 million in the third quarter, resulting in a higher earning volume despite continuing significant principal repayments.

        FBBH’s interest expense on deposits decreased by approximately $1.2 million from the third quarter of 2002 to the third quarter of 2003 and by $3.6 million from the nine months ended September 30, 2002 to the nine months ended September 30, 2003. These decreases were the result of declines in both the average balance and average rates paid for the quarters and nine-month periods. The Bank raised significant amounts of wholesale certificates of deposit in prior years to fund certain loan acquisitions, but has since permitted the run-off of the higher-rate CDs and utilized lower-costing debt facilities as its primary funding source. As a result, the average balance of deposits decreased by $41.3 million and $44.5 million, respectively, for the quarter and nine months ended September 30, 2003 compared with the corresponding 2002 periods. The average rate paid on deposits decreased by 90 basis points and 82 basis points over the same periods.

        The Bank’s interest expense on borrowings was approximately $2.8 million for the third quarter of 2003, compared with approximately $3.0 million for the third quarter of 2002. For the nine months ended September 30, 2003, interest expense on borrowings was $8.6 million, a slight decrease from the $8.7 million for the corresponding 2002 period. The decreases in 2003 were due to a 109-basis point decline in the average cost for both the three- and nine-month periods ended September 30, 2003 as compared with the corresponding 2002 periods. The decline in cost was partially offset by the higher borrowing balance in the 2003 periods, as the Bank obtained additional FHLB advances to finance its earning-asset acquisitions.

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

        Based on its quarterly evaluations of the adequacy of its loan loss reserves, the Bank did not record a provision for loan losses in 2002 or for the nine months ended September 30, 2003. In the second quarter of 2003, the Bank recaptured $0.75 million of loan loss reserves, primarily as a result of the sale of its performing mobile home loan portfolio.

Realized and Unrealized Losses
        The Bank’s realized and unrealized losses totaled approximately $0.2 million for the quarter and nine months ended September 30, 2003, as a result of sales of $9.2 million of government agency mortgage-backed securities.

        For the quarter and nine months ended September 30, 2002, the Bank recorded net losses of $0.7 million and $2.2 million, respectively, on its portfolio mortgage-backed securities. These losses were due primarily to write-downs related to interest-only mortgage-backed securities (I/Os) totaling $2.2 million and $3.6 million for the respective 2002 periods, partially offset by realized gains on sales of securities. The I/Os were purchased in March and April 2002 as a hedge against possible increases in interest rates. However, as rates continued to fall, the market values of the I/Os decreased significantly. Since this decline in market value was deemed to be other than temporary, the write-downs were reflected as “Market valuation losses and impairments” in the accompanying statements of operations for the quarter and nine-month period ended September 30, 2002, and not as a direct reduction to stockholders’ equity. The Bank disposed of the I/Os in the third and fourth quarters of 2002.

Compensation and Benefits
        The Bank’s compensation and benefits totaled approximately $1.1 million for the third quarter of 2003, compared with $1.0 million for the third quarter of 2002. For the nine months ended September 30, 2003, compensation and benefits totaled $3.3 million, compared with $2.9 million for the first nine months of 2002. The increase was due to an increase in the Bank’s employee head count from 2002 to 2003, primarily as a result of the expansion of its commercial lending operations.

Other Expenses
        The Bank’s other expenses were approximately $1.2 million for the quarter ended September 30, 2003, compared with $1.3 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, other expenses totaled $3.7 million, compared with $4.0 million for the first nine months of 2002. The Bank’s occupancy expenses have declined from the prior year due to the sublease of excess office space after the sale of its Bankcard division, and data processing expenses have dropped substantially through the Bank’s efforts to control overhead. In addition, depreciation expense has declined as certain equipment and leasehold improvements have become fully depreciated. These decreases were partially offset by higher legal expenses associated with pending litigation related to the Bank’s sale of its Bankcard operations in 2001 (see note 7 to the interim condensed consolidated financial statements).

Changes in Financial Condition – First Bank of Beverly Hills

Following are condensed statements of financial condition for FBBH as of September 30, 2003 and December 31, 2002:

                                                                        September 30,  December 31,
                                                                            2003           2002
                                                                        ------------   ------------
                                                                           (Dollars in thousands)
ASSETS:
Cash and cash equivalents ............................................  $     20,989   $     10,003
Mortgage-backed securities available for sale, at fair value .........       201,862        259,707
Other investment securities available for sale, at fair value ........        22,222         11,962
Investment securities held to maturity, at amortized cost ............         9,594             --
Loans, net ...........................................................       537,643        486,821
Real estate owned, net ...............................................           473          1,040
Other assets .........................................................        27,032         24,545
                                                                        ------------   ------------
    Total assets .....................................................  $    819,815   $    794,078
                                                                        ============   ============

LIABILITIES:
Deposits .............................................................  $    401,198   $    395,781
Short-term borrowings ................................................        88,000         91,870
FHLB advances ........................................................       233,337        216,000
Other liabilities ....................................................        17,838         13,795
                                                                        ------------   ------------
    Total liabilities ................................................       740,373        717,446

NET WORTH ............................................................        79,442         76,632
                                                                        ------------   ------------
    Total liabilities and net worth ..................................  $    819,815   $    794,078
                                                                        ============   ============

        Mortgage-Backed and Other Securities Available for Sale. The Bank’s total portfolio of mortgage-backed securities (MBS) available for sale decreased by $57.8 million over the nine months ended September 30, 2003. This decrease was primarily due to $124.4 million in principal repayments and $3.9 million in unrealized losses, as the declining interest-rate environment continued to trigger significant paydowns on the loans underlying the securities in the portfolio. In addition, the Bank sold approximately $9.2 million of agency MBS in the third quarter. These portfolio decreases were partially offset by $81.7 million in purchases of AAA-rated and agency MBS during the first three quarters, including $53.9 million in the third quarter.

        The Bank’s portfolio of treasury and other investment securities available for sale increased by approximately $10.3 million during the nine months ended September 30, 2003. The Bank purchased approximately $20.5 million of such securities in the first three quarters, and transferred $9.6 million from securities available for sale to its portfolio of investment securities held to maturity.

        Loans, net. The Bank’s portfolio of loans, net of discounts and allowances, increased by approximately $50.8 million for the nine months ended September 30, 2003. In the current year to date, the Bank has originated $108.5 million of predominantly commercial mortgage loans and purchased an additional $67.6 million of multi-family and commercial loans. These additions to the portfolio were partially offset by $120.7 million of principal repayments and a sale of $4.1 million of loans secured by mobile homes.

        Real Estate Owned, net. The Bank’s portfolio of real estate owned, net decreased by approximately $0.6 million in the first nine months of 2003, as a result of sales and write-downs of properties totaling $1.2 million, partially offset by $0.7 million in new acquisitions through foreclosures.

        Deposits. The Bank's deposits increased by approximately $5.4 million during the nine months ended September 30, 2003. This increase was due to a $46 million increase in the third quarter, consisting primarily of new wholesale and brokered certificates of deposit. As part of an ongoing strategy to reduce its cost of funds, the Bank generally seeks to utilize lower-costing debt facilities as its primary funding source, and in recent periods has permitted the run-off of higher-rate certificates of deposit. However, due to authorized limits on its FHLB advance borrowings, the Bank from time to time must raise new CDs to finance its acquisitions of interest-earning assets.

        Short-Term Borrowings. The Bank’s short-term borrowings decreased by approximately $3.9 million during the nine months ended September 30, 2003. This decrease was due to repayments of $131.9 million of repurchase agreements, partially offset by repurchase advances and renewals totaling $128 million. These borrowings are used primarily to finance the Bank’s purchases of mortgage-backed and other investment securities.

        FHLB Advances. The Bank’s FHLB advances increased by $17.3 million for the first nine months of 2003, as a result of $56.3 million of new advances during the period, partially offset by maturities of $39.0 million of advances. The Bank’s FHLB advances are currently limited to 35% of its total assets as of the previous quarter-end.

        Net Worth. The Bank’s total net worth increased by approximately $2.8 million during the nine months ended September 30, 2003. The Bank earned net income for the period of $5.1 million, which was partially offset by a decline in after-tax unrealized gains of approximately $2.3 million on its portfolio of available-for-sale securities and hedging instruments.

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

        The following table sets forth the Bank’s regulatory capital ratios at September 30, 2003.

Regulatory Capital Ratios

                                                                             Amount Required
                                                                               For Capital       To be Categorized
                                                                                 Adequacy                 as
                                                              Actual             Purposes        "Well Capitalized"
                                                       -------------------  -------------------  -------------------
                                                        Amount     Ratio     Amount     Ratio     Amount     Ratio
                                                       ---------  --------  ---------  --------  ---------  --------
                                                                          (Dollars in thousands)
Total Capital to Risk-Weighted Assets (Risk-Based
    Capital).........................................  $  82,457     13.8%  $  47,766    =>8.0%  $  59,708    =>10.0%
Tier 1 Capital to Risk-Weighted Assets...............     75,991     12.7%     Not Applicable       35,825    => 6.0%
Core Capital to Tangible Assets......................     75,991      9.3%     32,727    =>4.0%     40,908    => 5.0%
Tangible Capital to Tangible Assets..................     75,991      9.3%     12,273    =>1.5%     Not Applicable

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

        At September 30, 2003 the Bank’s cash balances totaled approximately $21.0 million, compared with $10.0 million at December 31, 2002. The increase in cash was due primarily to principal repayments of loans and mortgage-backed securities and proceeds from new deposits and borrowings, partially offset by originations and purchases of new loans, purchases of mortgage-backed and other investment securities, and repayments of debt facilities.

        At September 30, 2003, the Bank had approximately $339.2 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending September 30, 2004 and thereafter amounted to approximately $294.0 million and $45.2 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Bank management continues its effort to reduce its exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of the Bank’s interest-earning assets.

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

        The following table compares WCC’s operating income before taxes for the quarters and nine-month periods ended September 30, 2003 and 2002 (dollars in thousands).

                                        Quarter Ended September 30,                Nine Months Ended September 30,
                                ------------------------------------------   ------------------------------------------
                                                                Increase                                     Increase
                                    2003           2002        (Decrease)        2003           2002        (Decrease)
                                ------------   ------------   ------------   ------------   ------------   ------------
Servicing income .............  $      9,889   $      7,208   $      2,681   $     25,700   $     19,370   $      6,330
Interest income ..............            17             32            (15)            79            275           (196)
Realized gains on sales ......            --             --             --             75          1,904         (1,829)
Other income (loss) ..........           138             42             96            575           (456)         1,031
                                ------------   ------------   ------------   ------------   ------------   ------------
   Total income ..............        10,044          7,282          2,762         26,429         21,093          5,336
                                ------------   ------------   ------------   ------------   ------------   ------------
Interest expense .............           183            143             40            446            480            (34)
Provision for loan losses ....            --             --             --             --            166           (166)
Compensation and benefits ....         5,665          4,672            993         16,231         13,469          2,762
Other expenses ...............         1,715          1,345            370          5,344          5,606           (262)
                                ------------   ------------   ------------   ------------   ------------   ------------
   Total expenses ............         7,563          6,160          1,403         22,021         19,721          2,300
                                ------------   ------------   ------------   ------------   ------------   ------------
Income before taxes ..........  $      2,481   $      1,122   $      1,359   $      4,408   $      1,372   $      3,036
                                ============   ============   ============   ============   ============   ============

Servicing Income
        The components of WCC’s servicing income are reflected in the following table:

                                                               Quarter Ended                Nine Months Ended
                                                               September  30,                 September  30,
                                                         ---------------------------   ---------------------------
                                                             2003           2002           2003           2002
                                                         ------------   ------------   ------------   ------------
                                                                          (Dollars in thousands)
Servicing revenue .....................................  $      8,628   $      6,931   $     23,330   $     18,982
Ancillary fees ........................................         2,817          1,573          7,495          4,536
Amortization of mortgage servicing rights .............        (1,452)          (562)        (3,506)        (1,934)
Valuation adjustment for mortgage servicing rights ....           (79)           (76)            (2)          (352)
Custodial float .......................................           267            472            855          1,152
Unreimbursed servicing expenses .......................          (388)          (228)          (813)          (488)
Prepayment interest shortfall expense .................            96           (902)        (1,659)        (2,526)
                                                         ------------   ------------   ------------   ------------
Total servicing income ................................  $      9,889   $      7,208   $     25,700   $     19,370
                                                         ============   ============   ============   ============

        WCC’s total servicing income for the quarter ended September 30, 2003 was approximately $9.9 million, compared with $7.2 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, servicing income totaled $25.7 million, compared with $19.4 million for the nine months ended September 30, 2002. The increase over the prior periods was due primarily to the continuing growth in WCC’s servicing volume, as shown in the table below. Through new contractual agreements and servicing rights acquisitions, WCC increased its portfolio of serviced loans by approximately $0.8 billion in the third quarter of 2003 and by $1.9 billion since September 30, 2002. This growth was achieved despite significant repayments precipitated by the decline in interest rates. As a result of this growth, WCC’s total servicing revenues and ancillary fees (including late charges) increased by approximately 31% from the first nine months of 2002 to the first nine months of 2003. In October 2003 WCC contracted to service an additional $0.8 billion unpaid principal balance of loans and completed the transfer of this new servicing.

        The increase in WCC’s servicing income for the 2003 periods also reflects an adjustment of $1.3 million which was recorded in September 2003. This adjustment represents the reimbursement of deposits of interest made by WCC for prepaid serviced loans in excess of the amount actually owed by WCC. WCC had previously deposited these funds into custodial accounts in compliance with the related servicing agreements. However, the terms of the servicing agreements were subsequently clarified and retroactively applied, resulting in WCC’s recovery of these excess funds. The adjustment is reflected as a reduction to “prepayment interest shortfall expense” in the above table for the quarter and nine months ended September 30, 2003.

        Net servicing income has been negatively impacted due to the prevailing low interest-rate environment, which has triggered extremely rapid prepayments of loans comprising our serviced asset base. These accelerated prepayments have resulted in significant amortization expense on our mortgage servicing rights (MSRs) over the past three years (though the increases from 2002 to 2003 shown above are attributable also to the larger portfolio volume). In addition, as a result of the continuing low interest rates, float income earned on deposit balances has declined from the prior year to the current.

        The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                                    September 30,  December 31,   September 30,
                                                        2003           2002           2002
                                                    ------------   ------------   ------------
                                                              (Dollars in thousands)
         Single-family residential ..............   $  5,455,444   $  3,668,401   $  3,585,147
         Multi-family residential ...............        110,120        121,908        119,269
         Commercial real estate .................        277,964        218,976        223,040
         Consumer and other .....................         69,991         78,880         77,264
                                                    ------------   ------------   ------------
              Total (1) .........................   $  5,913,519   $  4,088,165   $  4,004,720
                                                    ============   ============   ============

(1) WCC's servicing portfolio at September 30, 2003 and December 31, 2002 included approximately $0.3 billion unpaid principal balance of non-performing consumer loans in addition to those reflected in the above table.

Interest Income and Interest Expense
        WCC’s interest income decreased for the quarter and nine months ended September 30, 2003 compared with the corresponding 2002 periods. The decrease was due to a drop in loan volume as a result of WCC’s sales of $7.3 million unpaid principal balance of loans in 2002. Proceeds from these sales were used to pay down certain debt facilities, resulting in a corresponding decrease in interest expense for the current year to date. The slight increase in interest expense from the third quarter of 2002 to the third quarter of 2003 was due primarily to additional borrowings in the 2003 period to fund WCC’s advances on new servicing arrangements.

Realized Gains on Sales
        WCC’s gains on sales totaled $75 thousand for the nine months ended September 30, 2003, compared with $1.9 million for the nine months ended September 30, 2002. WCC sold $7.3 million unpaid principal balance of loans in the second quarter of 2002, resulting in the $1.9 million gain. However, one half of this gain was shared with a co-investor and is included in other income (loss) as discussed below.

Other Income (Loss)
        The components of WCC’s other income (loss) are reflected in the following table:

                                                           Quarter Ended               Nine Months Ended
                                                           September 30,                 September 30,
                                                    ---------------------------   ---------------------------
                                                        2003           2002           2003           2002
                                                    ------------   ------------   ------------   ------------
                                                                      (Dollars in thousands)
Other income (loss):
Real estate owned, net ...........................  $         --   $         --   $         --   $        (56)
Investor participation interest ..................            (2)            (6)            (5)          (897)
Other, net .......................................           140             48            580            497
                                                    ------------   ------------   ------------   ------------
    Total other income (loss) ....................  $        138   $         42   $        575   $       (456)
                                                    ============   ============   ============   ============

        The increase in WCC’s total other income for 2003 was a result of the $0.9 million of “Investor participation interest” expense recorded for the nine months ended September 30, 2002. This charge primarily reflects the co-investor’s share of WCC’s gain on its sale of loans in June 2002. WCC’s other, net in the 2003 periods was due primarily to a gain from a litigation settlement and miscellaneous gains from recoveries of servicer advances, in excess of carrying value.

Compensation and Benefits
        WCC’s compensation and employee benefits totaled approximately $5.7 million for the quarter ended September 30, 2003, compared with $4.7 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, compensation expense was $16.2 million, compared with $13.5 million for the nine months ended September 30, 2002. The increase in the 2003 periods was due primarily to a continuing increase in WCC’s employee head count as a result of the growth of our loan servicing operations. Additionally, in the second quarter of 2003 some existing employees were transferred to WCC’s payroll as part of the Company’s reallocation of certain operating expenses among its business segments (see Note 5 to the interim condensed consolidated financial statements).

Other Expenses
        WCC’s other expenses for the third quarter of 2003 totaled approximately $1.7 million, compared with $1.3 million for the third quarter of 2002. The increase was due primarily to a reversal of $0.5 million of legal expenses in the third quarter of 2002, pursuant to an analysis of the legal accrual and estimated future expenses.

        For the nine months ended September 30, 2003, WCC’s other expenses decreased by approximately $0.3 million compared with the nine months ended September 30, 2002. The decrease was due primarily to a $0.2 million decline in legal expenses for the year to date as a result of a significant accrual in March 2002 in connection with the settlement of litigation arising from events prior to our June 1999 restructuring. The high legal expenses in early 2002 were partially offset by the $0.5 million reduction in the legal accrual in the third quarter of 2002 as discussed above.

Changes in Financial Condition – Wilshire Credit Corporation

        Following are condensed statements of financial condition for WCC as of September 30, 2003 and December 31, 2002:

                                                                   September 30,  December 31,
                                                                       2003           2002
                                                                   ------------   ------------
                                                                      (Dollars in thousands)
    ASSETS:
    Cash and cash equivalents ..................................   $         27   $      1,598
    Discounted loans, net ......................................            543            801
    Servicer advance receivables, net ..........................         29,892         19,922
    Purchased mortgage servicing rights, net ...................          9,830          4,692
    Other assets ...............................................         10,168          5,807
                                                                   ------------   ------------
        Total assets ...........................................   $     50,460   $     32,820
                                                                   ============   ============

    LIABILITIES:
    Short-term borrowings ......................................   $      8,000   $         --
    Investment financing .......................................          4,609          2,151
    Other liabilities ..........................................          9,662          8,147
                                                                   ------------   ------------
         Total liabilities .....................................         22,271         10,298

    NET WORTH ..................................................         28,189         22,522
                                                                   ------------   ------------
        Total liabilities and net worth ........................   $     50,460   $     32,820
                                                                   ============   ============

        Discounted Loans, net. WCC’s discounted loans, net decreased by approximately $0.3 million from December 31, 2002 to September 30, 2003 primarily as a result of principal payments received during the current year.

        Servicer Advance Receivables, net. Servicer advance receivables, net increased by approximately $10.0 million during the nine months ended September 30, 2003. This increase resulted primarily from new senior lien advances made by WCC during the period, partially offset by recoveries of advances on loans previously made.

        Purchased Mortgage Servicing Rights, net. Purchased mortgage servicing rights, net (MSRs) increased by approximately $5.1 million for the nine months ended September 30, 2003. WCC purchased approximately $8.6 million of MSRs associated with new servicing portfolio acquisitions in the first nine months of 2003. These purchases were partially offset by $3.5 million of amortization of MSRs for the year to date.

        Short-Term Borrowings and Investment Financing. WCC’s short-term borrowings and investment financing increased by an aggregate of $10.5 million for the nine months ended September 30, 2003. WCC utilized its commercial bank lines of credit to fund new servicer advances and its acquisitions of servicing rights during the first three quarters.

Liquidity and Capital Resources

        WCC’s sources of cash flow include primarily servicing revenue and lines of credit from commercial banks. The availability of liquidity from our line of credit facilities is subject to the Company’s maintenance of sufficient available collateral to pledge against such borrowings. We are currently maintaining sufficient collateral under the credit agreements. WCC’s liquidity is actively managed on a daily basis and is periodically reviewed by our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet WCC’s operating needs.

        At September 30, 2003, WCC’s liquidity (including cash and unused borrowings under our credit facilities) totaled $9.4 million, compared with approximately $21.1 million at December 31, 2002. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet our needs for the near future. We will attempt to increase our line of credit if it appears that additional liquidity is needed.

        Adequate credit facilities and other sources of funding are essential to the continuation of WCC’s ability to purchase servicing assets, secure new contractual servicing agreements, and to meet our advancing obligations under the servicing agreements. Our growth strategy is dependent in part on its ability to find credit facilities and equity partners to provide funding for such business opportunities. Otherwise, such growth could be significantly curtailed or delayed.

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

        The following table compares WFC’s operating income before taxes for the quarters and nine-month periods ended September 30, 2003 and 2002 (dollars in thousands).

                                                 Quarter Ended September 30,                Nine Months Ended September 30,
                                          ------------------------------------------   ------------------------------------------
                                                                          Increase                                     Increase
                                              2003           2002        (Decrease)        2003           2002        (Decrease)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Interest income ........................  $        623   $      2,058   $     (1,435)  $      2,393   $      4,936   $     (2,543)
Realized (losses) gains on sales .......           (97)            25           (122)           (92)           601           (693)
Other loss .............................          (248)          (187)           (61)          (481)          (695)           214
                                          ------------   ------------   ------------   ------------   ------------   ------------
   Total income ........................           278          1,896         (1,618)         1,820          4,842         (3,022)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Interest expense .......................            14             63            (49)            62            401           (339)
Provision for loan losses ..............            78            136            (58)           158            206            (48)
Compensation expense ...................           106            224           (118)           462            659           (197)
Other expenses .........................            13            221           (208)           201            641           (440)
                                          ------------   ------------   ------------   ------------   ------------   ------------
   Total expenses ......................           211            644           (433)           883          1,907         (1,024)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Income before taxes ....................  $         67   $      1,252   $     (1,185)  $        937   $      2,935   $     (1,998)
                                          ============   ============   ============   ============   ============   ============

Interest Income and Interest Expense
        WFC’s interest income was approximately $0.6 million for the quarter ended September 30, 2003, compared with $2.1 million for the quarter ended September 30, 2002. WFC’s interest on mortgage-backed securities declined by approximately $0.9 million from the third quarter of 2002 to the third quarter of 2003, due to the runoff of WFC’s MBS portfolio as a result of prepayments on the loans underlying the securities. WFC records the receipt of such payments directly to interest income since its portfolio of securities has been written down to an amortized cost of zero. In addition, interest on loans decreased by approximately $0.5 million from the third quarter of 2002 to the third quarter of 2003, as a result of a decline in WFC’s portfolio of discounted loans due to principal repayments.

        For the nine months ended September 30, 2003, WFC’s interest income was approximately $2.4 million, compared with $4.9 million for the nine months ended September 30, 2002. The decrease in 2003 was due to a decline in loan volume as a result of WFC’s sale of approximately $3.3 million unpaid principal balance of loans in June 2002 and also due to principal repayments. In addition, in the first quarter of 2002 WFC recorded approximately $0.3 million in loan interest income on the recovery of discounts and reserves on loans which terminated during that period. WFC’s interest on mortgage-backed securities declined by approximately $0.4 million from the first nine months of 2002 to the corresponding 2003 period, due to the runoff of WFC’s MBS portfolio precipitated by underlying loan prepayments.

        WFC’s interest expense decreased slightly from the third quarter of 2002 to the third quarter of 2003 and by $0.3 million from the nine months ended September 30, 2002 to the nine months ended September 30, 2003. These decreases resulted from WFC’s repayments of debt facilities in June 2002 with the proceeds from the loan sale described above and also from the continuing decline in interest rates.

Realized Gains on Sales
        WFC’s gains on sales decreased by approximately $0.1 million and $0.7 million, respectively, from the quarter and nine-month periods ended September 30, 2002 to the corresponding 2003 periods. The larger gains in 2002 reflect WFC’s gain from the sale of approximately $3.3 million unpaid principal balance of loans in June 2002. Since the loans sold were originally acquired with a co-investor, one half of the gain on sale was shared with the co-investor and included in “Investor participation interest” as discussed below.

Other Loss
        The components of WFC’s other loss are reflected in the following table:

                                                           Quarter Ended               Nine Months Ended
                                                           September 30,                 September 30,
                                                    ---------------------------   ---------------------------
                                                        2003           2002           2003           2002
                                                    ------------   ------------   ------------   ------------
                                                                     (Dollars in thousands)
Other loss:
Real estate owned, net ...........................  $        (43)  $        (33)  $        (57)  $        (82)
Investor participation interest ..................           (29)           (14)          (154)          (668)
Other, net .......................................          (176)          (140)          (270)            55
                                                    ------------   ------------   ------------   ------------
    Total other loss .............................  $       (248)  $       (187)  $       (481)  $       (695)
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

Compensation Expense
        WFC’s compensation and employee benefits decreased by approximately $0.1 million from the third quarter of 2002 to the third quarter of 2003 and by $0.2 million from the nine months ended September 30, 2002 to the nine months ended September 30, 2003. As part of the Company’s reallocation of operating expenses among its business segments (see Note 5 to the interim condensed financial statements), certain employees’ compensation has been transferred to WCC from WFC, commencing in the second quarter of 2003.

Other Expenses
        WFC’s other operating expenses decreased by approximately $0.2 million from the third quarter of 2002 to the third quarter of 2003 and by $0.4 million from the nine months ended September 30, 2002 to the nine months ended September 30, 2003. These decreases were primarily due to a decline in depreciation expense from the prior year to the current year, as a result of the transfer of certain fixed assets from WFC to WFSG’s other business segments.

Changes in Financial Condition – Wilshire Funding Corporation

        Following are WFC’s condensed statements of financial condition as of September 30, 2003 and December 31, 2002:

                                                                        September 30,  December 31,
                                                                            2003           2002
                                                                        ------------   ------------
                                                                           (Dollars in thousands)
ASSETS:
Cash and cash equivalents ............................................  $          8   $      1,172
Mortgage-backed securities available for sale, at fair value .........         1,019          1,828
Discounted loans, net ................................................         4,518          5,829
Real estate owned, net ...............................................             0             61
Intercompany receivables .............................................        17,120         16,354
Other assets .........................................................         1,359          1,851
                                                                        ------------   ------------
    Total assets .....................................................  $     24,024   $     27,095
                                                                        ============   ============

LIABILITIES:
Investment financing .................................................  $        749   $      2,133
Other liabilities ....................................................         2,203          4,150
                                                                        ------------   ------------
     Total liabilities ...............................................         2,952          6,283

NET WORTH ............................................................        21,072         20,812
                                                                        ------------   ------------
    Total liabilities and net worth ..................................  $     24,024   $     27,095
                                                                        ============   ============

         Mortgage-Backed Securities Available for Sale. WFC’s portfolio of mortgage-backed securities available for sale decreased by approximately $0.8 million during the nine months ended September 30, 2003 as a result of continuing paydowns on the underlying loan portfolio. WFC received $1.5 million in principal and interest repayments in the current year to date on its mortgage-backed securities, which have been written down to an amortized cost of zero. Consequently, any payments received on these securities are recorded directly to interest income.

        Discounted Loans, net. WFC’s discounted loans, net decreased by approximately $1.3 million from December 31, 2002 to September 30, 2003, primarily as a result of $1.2 million of principal repayments and a loan loss provision of approximately $0.2 million.

        Intercompany Receivables. Intercompany receivables increased by approximately $0.8 million from year-end 2002 to September 30, 2003. This increase was primarily due to the ongoing transfer of funds from WFC to WFSG to meet the holding company’s operating costs, partially offset by WFC’s settlement of its tax obligation to WFSG for prior tax years.

        Investment Financing. WFC’s investment financing decreased by approximately $1.4 million during the nine months ended September 30, 2003, as a result of repayments of debt facilities which financed previous asset acquisitions.

Liquidity and Capital Resources

        WFC’s sources of cash flow include whole loan and mortgage-backed securities sales, net interest income, and borrowings from co-investors. WFC’s liquidity is actively managed on a daily basis and is periodically reviewed by our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet WFC’s operating needs. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet WFC’s needs.

        We no longer own subordinated mortgage-backed securities backed by loan pools serviced by unaffiliated third parties, and currently hold subordinated mortgage-backed securities only where we act as servicer of the loan pools backing these securities. At September 30, 2003 WFC held $1.0 million of such mortgage-backed securities.

HOLDING COMPANY AND MISCELLANEOUS OPERATIONS

        Our Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to our Banking, Loan Servicing or Mortgage Investment Operations, and also includes eliminations of intercompany accounts and transactions. Primary sources of liquidity include funds available from the Company’s wholly-owned non-bank subsidiaries, proceeds from the July 2002 issuance of junior subordinated debt, and payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has limited the amount of these payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company. In January 2003 the Bank remitted $0.4 million to the Company for a portion of its 2001 liability, and in October 2003 the Bank remitted $0.8 million for its 2002 liability under the foregoing formula. WFSG will continue to depend on its non-Bank subsidiaries to meet its liquidity needs.

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

        We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements:

• Mortgage-Backed and Other Investment Securities Available for Sale. The Company’s mortgage-backed and other investment securities available for sale are reported at their current fair market value. In determining current fair value when quotes from third parties are not available, we estimate the present value of the anticipated cash flows of the securities based on certain assumptions, including the amount and timing of future repayments, the discount rate to be used, and default rates and expected losses (if any) on the loans underlying the securities. If the change in market value is considered temporary, the unrealized holding gains and losses are reported net of tax, when applicable, as a separate component of accumulated other comprehensive income in stockholders’ equity. In the event of a decline in market value, management must evaluate whether the decline is temporary in nature or other than temporary. Declines that are considered other than temporary are reflected as “Market valuation losses and impairments” in the consolidated statements of operations and not as a direct reduction to stockholders’ equity. The Company’s portfolio of mortgage-backed and other investment securities available for sale has increased significantly over the past two years and, as of September 30, 2003, represented more than 25% of consolidated total assets. Consequently, fluctuations in the securities’ values can have a significant impact on our financial condition and results of operations.

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

• Income Taxes. At September 30, 2003 we had a total deferred tax asset of approximately $53.8 million. This asset represents the tax effect of future deductible or taxable amounts and is attributable to carryforwards, such as net operating losses and capital losses, and also to temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the Company’s income tax returns. In accounting for the deferred tax asset, we apply Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the deferred tax asset quarterly and, as of September 30, 2003, have recorded a valuation allowance of approximately $47.8 million. The net deferred tax asset, $6.0 million, is included in prepaid expenses and other assets in our consolidated statement of financial condition as of September 30, 2003. We currently believe that it is more likely than not that this portion of the deferred tax asset will be realized. However, there can be no assurance that the amount, if any, that we ultimately realize will not differ materially from our assessment. As portions of the deferred tax asset are realized and the valuation allowance is reduced, the related benefits, to the extent they relate to our post-reorganizational period, are recorded as a deferred tax benefit in our consolidated statements of operations. As benefits relating to our pre-reorganizational period are realized, they are recorded as a direct increase to stockholders’ equity.

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

        The following table quantifies the potential changes in the Company’s net portfolio value at September 30, 2003, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

                                                      Net Portfolio Value            NPV as % of Assets
                                               ----------------------------------   ---------------------
                                               $ Amount      $ Change    % Change   NPV Ratio    Change
                                               ----------    ---------   --------   ---------   ---------
        Change in Rates                              (Dollars in thousands)
         +300bp.............................   $  103,239    $ (16,366)      (14)%      12.07%       (126)bp
         +200bp.............................      110,131       (9,474)       (8)       12.65         (68)bp
         +100bp.............................      116,853       (2,752)       (2)       13.19         (14)bp
            0bp.............................      119,605           --        --        13.33          --
         -100bp.............................      114,744       (4,861)       (4)       12.73         (60)bp
         -200bp.............................      110,250       (9,355)       (8)       12.19        (114)bp
         -300bp.............................      109,159      (10,446)       (9)       12.03        (130)bp

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures
        We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

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

Item 2.	Changes in Securities.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.
31	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.§1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The following reports on Form 8-K were filed during the quarter covered by this report, and subsequently through the date of issuance:

Current Report on Form 8-K dated August 11, 2003, reporting the Company’s operating results for the quarter ended June 30, 2003.

Current Report on Form 8-K dated August 11, 2003, reporting that the Company’s application for listing of its common stock on the Nasdaq SmallCap Market had been approved and that trading would commence on August 13, 2003.

Current Report on Form 8-K dated August 12, 2003, containing the amended certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the Company’s Report on Form 10-Q for the quarter ended June 30, 2003.

Current Report on Form 8-K dated November 12, 2003, reporting the Company’s operating results for the quarter ended September 30, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE FINANCIAL SERVICES GROUP INC.

Date: November 14, 2003	By:	/s/ STEPHEN P. GLENNON
Stephen P. Glennon
Chief Executive Officer and
Chief Financial Officer