Form 10-K
period 2003-12-31
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2004-04-14
CIK 1024321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 2003

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

None.

Securities registered pursuant to Section 12(g) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock.	Nasdaq National Market

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X         No____

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes    X         No____

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes____ No     X

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $38,448,717.

        As of March 1, 2004, 20,398,822 shares of Wilshire Financial Services Group Inc.’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

WILSHIRE FINANCIAL SERVICES GROUP INC.

FORM 10-K

INDEX

  Item                                                                                                Page
------                                                                                                ----

FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Annual Report on Form 10-K which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include, but are not limited to, the condition of the real estate market, interest rates, regulatory matters, the availability of pools of servicing rights and loans at acceptable prices, and the availability and conditions of financing for loan pool acquisitions, mortgage loan servicing rights and other financial assets. In addition, the Company’s future actual results may depend to a significant extent on its ability to successfully complete the sale of its wholly owned subsidiary, Wilshire Credit Corporation, to Merrill Lynch Mortgage Capital Inc. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

PART I.

ITEM 1. Business

General

The Company

        Wilshire Financial Services Group Inc. and subsidiaries (“WFSG” or the “Company”), a diversified financial services company, conducts (1) banking and lending operations in southern California and surrounding states, (2) specialized mortgage loan servicing operations nationwide through Wilshire Credit Corporation (“WCC”) and (3) mortgage investment operations through Wilshire Funding Corporation (“WFC”). The Company’s operating segments differ in terms of regulatory environment, asset acquisition strategies and funding sources, as discussed below:

o	Banking Operations—Through its banking subsidiary, First Bank of Beverly Hills, F.S.B. (the “Bank” or “FBBH”), the Company conducts a banking business focused primarily on niche products, including the origination and acquisition of commercial and multi-family real estate loans, investments in residential whole loans and investments in primarily AAA-rated and government agency mortgage-backed securities. Additionally, the Bank funds its interest-earning assets by attracting retail and wholesale deposits and accessing borrowings through the Federal Home Loan Bank and repurchase agreements. The Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision (“OTS”). At December 31, 2003, FBBH had total assets of approximately $906.2 million and employed 53 people.

o	Loan Servicing Operations—Through its loan servicing subsidiary, WCC, the Company conducts a full-service mortgage and consumer loan servicing business, specializing in the servicing of labor-intensive mortgage pools requiring expertise in loss mitigation and/or investor reporting. As of December 31, 2003, WCC serviced approximately $6.4 billion principal balance of residential and commercial mortgage pools for more than 500 individual and institutional investors and government agencies, and employed 398 people. WCC’s funding sources consist primarily of internal liquidity and commercial bank financing.

o	Mortgage Investment Operations—The Company’s investment subsidiary, WFC, acquires mortgage-backed securities and pools of performing, sub-performing and non-performing residential and commercial loans. WFC conducts certain of these activities with an institutional investor where such investments align the Company’s interests with those of the institutional investor. WFC’s funding sources consist primarily of commercial bank financing and co-investors, with debt service repayment terms that generally parallel the cash flows of the underlying collateral.

        The Bank is headquartered in Calabasas, California and conducts its branch banking activities through its single branch in Beverly Hills, California. WFSG’s administrative, investment and loan servicing headquarters are located at 14523 SW Millikan Way, Suite 200, Beaverton, Oregon, 97005, and its telephone number is (503) 223-5600. The Company employed 455 people, including executive and administrative personnel at the parent company, as of December 31, 2003.

Sale of Wilshire Credit Corporation in 2004

        On January 16, 2004, WFSG entered into an agreement to sell WCC, the Company’s wholly-owned loan servicing subsidiary, to Merrill Lynch Mortgage Capital Inc., a division of Merrill Lynch & Co., New York, NY. The agreement provides that WFSG will receive a cash purchase price of approximately $52 million before transaction fees and expenses. The purchase price is subject to adjustment based on the net asset value reflected on WCC’s closing date balance sheet. Closing is expected to occur in the second quarter of 2004 and is subject to various customary conditions, including the receipt of regulatory approvals. In the accompanying consolidated financial statements, WCC is accounted for as a disposal group held for sale. Accordingly, the assets and liabilities of WCC have each been combined and presented as separate captions on the Consolidated Statements of Financial Condition. In addition, WCC’s results of operations have been removed from the Company’s results from continuing operations on the Consolidated Statements of Operations, and have been presented separately in a single caption.

Business Strategy

        In its Banking Operations, the Bank raises deposits and obtains funding from other cost-effective sources, including short-term repurchase agreements and longer-term borrowings. The Bank deploys these funds to invest in securities and originate or acquire mortgage loans within its tolerance limits for interest-rate and credit risk. The resultant net interest spread and the Bank’s favorable expense ratio have enabled the Bank to operate profitably and comply with its regulatory requirements. The Bank seeks to grow its deposit franchise in southern California and to leverage its strengths in commercial and multi-family mortgage lending, residential whole loan and mortgage-backed securities investments to increase its earning-asset base. As discussed more fully below (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations), the Bank’s management has reduced substantially its exposure to credit risk through a reduction in its delinquent loans (as a percent of total loans) to 1.3% at December 31, 2003, compared with 1.5% and 1.9% at year-end 2002 and 2001, respectively. In addition, the Bank has reduced its exposure to interest rate risk through its purchases of adjustable-rate mortgages and mortgage-backed securities, the utilization of longer-term Federal Home Loan Bank (“FHLB”) borrowings, repurchase agreements, and hedging techniques such as interest-rate swap agreements. In implementing its strategic focus, the Bank is committed to growing its asset platform with high-quality earning assets while maintaining an effective overhead cost structure.

        In its Loan Servicing Operations, the Company has leveraged its core competencies in special servicing, loss mitigation and client-customized investor reporting by expanding its contract servicing for institutional investors, and by investing its capital primarily in the purchase of servicing rights and/or servicing platforms. The Company has maintained an infrastructure which it believes provides a scalable platform for high quality earnings growth in the form of recurring long-term servicing and investment income.

        Through WFC, the Company deploys its capital where such investments or co-investments with others serve to provide anticipated superior risk-adjusted rates of return. The Company employs financial leverage in instances where the expected cash flows from the underlying earning assets generally match the contractual repayment terms of the related debt.

        Subsequent to the sale of WCC, the Company will operate as a unitary bank holding company and will focus its strategy on the growth and profitability of its remaining Banking and Mortgage Investments segments. The Company believes that its success in implementing this dual strategy in its Banking Operations and in its Mortgage Investment Operations depends primarily on its ability to (1) evaluate and manage both credit risk and interest-rate risk and (2) employ financial leverage such that cash flows from the underlying investments generally match the debt service requirements.

BANKING OPERATIONS

        The Bank originates and acquires loans secured by commercial and multi-family properties, purchases government and agency securities and other securities (including mortgage-backed securities), substantially all of which are rated AAA or better, and offers specialty lending products. Until June 2001, the Bank also conducted a Visa and Mastercard merchant bankcard processing business and operated a commercial mortgage banking subsidiary, George Elkins Mortgage Banking (“GEMB”). Effective June 30, 2001, the Bank disposed of these two divisions, and has subsequently refocused on its core banking and lending activities.

Origination and Acquisition of Mortgage Loans

        The Bank originates and acquires high-quality first-mortgage loans secured by multi-family residential and commercial properties. The following table sets forth the composition of the Bank’s portfolio of loans by type of loan at the dates indicated.

                                          Composition of FBBH Loans

                                                                          December 31,
                                            ------------------------------------------------------------------------
                                                2003           2002           2001           2000           1999
                                            ------------   ------------   ------------   ------------   ------------
                                                                     (Dollars in thousands)
Single-family residential ................  $     71,031   $    119,539   $    220,875   $    225,091   $    190,375
Multi-family residential .................       231,374        171,974        151,030        156,647         96,611
Commercial real estate ...................       311,457        194,423        152,059        178,205        163,419
Consumer and other .......................         1,043          5,896          6,936          9,889         12,575
                                            ------------   ------------   ------------   ------------   ------------
     Loan portfolio principal balance ....       614,905        491,832        530,900        569,832        462,980
Premium and deferred fees ................         2,637          2,815          3,554          2,658          4,018
Allowance for loan losses (1) ............        (6,652)        (7,826)        (8,116)       (10,233)       (18,600)
                                            ------------   ------------   ------------   ------------   ------------
     Total Loan Portfolio, net ...........  $    610,890   $    486,821   $    526,338   $    562,257   $    448,398
                                            ============   ============   ============   ============   ============

(1) For discussion of the allowance for loan losses allocation for purchase discount, see "Asset Quality--Allowance for Loan Losses"

        The real properties which secure the Bank’s mortgage loans are located throughout the United States. At December 31, 2003, the state with the greatest concentration of properties securing the loans was California, in which the Bank held $420.0 million principal amount of loans, or approximately 68% of the Bank’s total portfolio.

        The following table sets forth certain information at December 31, 2003 regarding the dollar amount of loans based on their contractual terms to maturity and includes scheduled payments but not potential prepayments, as well as the dollar amount of those loans which have fixed or adjustable interest rates. Loan balances have not been adjusted for unamortized discounts or premiums, deferred loan fees and the allowance for loan losses.

                                         Maturity of FBBH Loans

                                                                             Maturing in
                                          ----------------------------------------------------------------------------------
                                                             After One        After Five
                                             One Year       Year Through    Years Through      After Ten
                                             Or Less         Five Years       Ten Years          Years            Total
                                          --------------   --------------   --------------   --------------   --------------
                                                                        (Dollars in thousands)
Single-family residential ..............  $           14   $          194   $        3,281   $       67,542   $       71,031
Multi-family residential ...............             279           19,269           52,838          158,988          231,374
Commercial and other mortgage loans ....           5,477           42,203          216,024           47,753          311,457
Consumer and other loans ...............              59              634              145              205            1,043
Interest rate terms on amounts due:
    Fixed ..............................           5,620           45,901           40,493           32,094          124,108
    Adjustable .........................             209           16,399          231,795          242,394          490,797

        Scheduled contractual principal repayments do not reflect the actual maturities of mortgage loans because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses. The average life of mortgage loans, particularly fixed-rate loans, tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are substantially lower than rates on existing mortgages. Throughout the past three years, the average lives of both fixed- and adjustable-rate loans have shortened significantly, as a result of rapid prepayments triggered by the continuing low interest-rate environment. However, a substantial number of loans in the Bank’s portfolio have prepayment penalties, which tend to slow the repayment rate and provide additional fee income to the Bank in the event of early repayment.

Acquisition of Securities

        The Bank invests in securities to earn positive net interest spread. The following table sets forth the Bank’s holdings of mortgage-backed and other securities at the dates indicated:

                                         Mortgage-Backed and Other Securities

                                                                            December 31,
                                                             ------------------------------------------
                                                                 2003           2002           2001
                                                             ------------   ------------   ------------
Available for sale:                                                    (Dollars in thousands)
     AAA mortgage-backed securities .......................  $     62,160   $     48,320   $     51,436
     Government agency mortgage-backed securities .........       161,083        211,082         64,377
     Other mortgage-backed securities .....................           207            305            360
     Agency debt securities ...............................        10,184             --             --
     Trust preferred securities ...........................         8,040          8,020          8,000
     Mutual funds .........................................         3,862          3,942             --
Held to maturity:
     Agency securities ....................................         9,607             --             --
                                                             ------------   ------------   ------------
          Total investment securities .....................  $    255,143   $    271,669   $    124,173
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

                                Deposits, Borrowings and Interest-Bearing Obligations

                                                                                   December 31,
                                                                    ------------------------------------------
                                                                        2003           2002           2001
                                                                    ------------   ------------   ------------
                                                                              (Dollars in thousands)
      Deposits....................................................  $    473,409   $    395,781   $    439,469
      Repurchase agreements and other short-term borrowings.......        88,000         91,870             --
      FHLB advances...............................................       249,337        216,000        189,500
                                                                    ------------   ------------   ------------
            Total.................................................  $    810,746   $    703,651   $    628,969
                                                                    ============   ============   ============

        Deposits. The following table sets forth information relating to the Bank's deposits at the dates indicated.

                                                                              December 31,
                                               ---------------------------------------------------------------------------
                                                         2003                      2002                     2001
                                               -----------------------   -----------------------   -----------------------
                                                               Avg.                      Avg.                      Avg.
                                                 Amount        Rate        Amount        Rate        Amount        Rate
                                               ----------   ----------   ----------   ----------   ----------   ----------
                                                                         (Dollars in thousands)
Noninterest bearing deposit accounts ........  $    4,175         0.00%  $    3,659         0.00%  $    2,794         0.00%
NOW and money market accounts ...............      65,500         1.72       43,044         1.98       28,811         2.12
Savings accounts ............................       2,319         1.07        1,746         1.98        4,265         1.91
Certificates of deposit .....................     401,415         2.45      347,332         3.52      403,599         4.42
                                               ----------   ----------   ----------   ----------   ----------   ----------
      Total deposits ........................  $  473,409         2.32%  $  395,781         3.32%  $  439,469         4.22%
                                               ==========   ==========   ==========   ==========   ==========   ==========

        As a percentage of the Bank’s total deposits at December 31, 2003, Wholesale Deposits account for 25%, Brokered Deposits account for 38% and Retail Deposits account for 37%. Generally, the Bank obtains Wholesale Deposits on terms more financially attractive to it than those obtainable through Brokered Deposits.

        The following table sets forth, by various interest rate categories, the Bank’s certificates of deposit at December 31, 2003.

                                            Interest Rates for Certificates of Deposit

                                                                          December 31, 2003
                                                                          -----------------
                                                                          (Dollars in thousands)
              1.50% or less.............................................   $    107,328
              1.51-2.50%................................................        162,422
              2.51-3.50%................................................         42,387
              3.51-4.50%................................................         41,165
              4.51-5.50%................................................         45,750
              5.51% or greater..........................................          2,363
                                                                           ------------
                    Total...............................................   $    401,415
                                                                           ============

        The following table sets forth the amount and maturities of the Bank’s certificates of deposit at December 31, 2003.

                                      Maturities of Certificates of Deposit

                                                                     Original Maturity in Months
                                                            ---------------------------------------------
                                                             12 or Less     Over 12 to 36      Over 36
                                                            -------------   -------------   -------------
                                                                       (Dollars in thousands)
        Balances Maturing in 3 Months or Less.............  $      67,976   $       3,947   $          45
              Weighted Average Rate.......................           1.49%           4.05%           4.25%
        Balances Maturing in over 3 Months to 12
           Months.........................................  $     180,177   $     101,096   $          35
              Weighted Average Rate.......................           1.64%           4.25%           4.80%
        Balances Maturing in over 12 Months to 36
           Months.........................................             --   $      36,301   $       1,504
              Weighted Average Rate.......................             --            2.70%           6.37%
        Balances Maturing in over 36 Months...............             --              --   $      10,334
              Weighted Average Rate.......................             --              --            3.36%

        At December 31, 2003, the Bank had outstanding an aggregate of approximately $289.8 million of certificates of deposit in face amounts equal to or greater than $100,000 maturing as follows: approximately $45.1 million within three months, approximately $115.1 million over three months through six months, approximately $84.9 million over six months through 12 months, and approximately $44.7 million thereafter.

        FHLB Advances. The Bank obtains FHLB advances based on the security of certain of its assets, provided FBBH has met certain standards related to its creditworthiness. FHLB advances are available to member financial institutions such as FBBH for investment and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs (each of which has its own interest rate, which may be fixed or adjustable). FBBH is currently authorized to obtain FHLB advances in amounts up to 35% of total assets measured as of each previous quarter-end and for terms of up to 10 years.

        The following table sets forth the Bank’s FHLB advances at and for the years ended December 31, 2003, 2002, and 2001:

                                                                                At or for the Year Ended
                                                                                      December 31,
                                                                       ------------------------------------------
                                                                           2003           2002           2001
                                                                       ------------   ------------   ------------
                                                                                 (Dollars in thousands)
FHLB Advances:
      Average amount outstanding during the period...................  $    223,424   $    189,923   $    153,269
      Maximum month-end balance outstanding during the period........       249,337        216,000        189,500
      Weighted average rate:
            During the period........................................          4.05%          5.23%          6.25%
            At end of period.........................................          3.27%          4.66%          5.54%

        As of December 31, 2003, the Bank had $78.5 million of FHLB advances maturing within one year, $110.0 million maturing between one and two years, $44.5 million maturing between two and three years, and $16.3 million maturing between three and four years. These advances are secured by mortgage-backed securities and loans.

        Repurchase Agreements and Other Short-Term Borrowings. The Bank has outstanding short-term repurchase agreements that provide immediate liquidity and financing for purchases of investment securities and pools of loans. The following table sets forth certain information related to the Bank’s repurchase agreements and other short-term borrowings as of December 31, 2003, 2002 and 2001.

                                                                                At or for the Year Ended
                                                                                      December 31,
                                                                       ------------------------------------------
                                                                           2003           2002           2001
                                                                       ------------   ------------   ------------
                                                                                 (Dollars in thousands)
Repurchase Agreements and Other Short-Term Borrowings:
      Average amount outstanding during the period..................   $     89,162   $     55,651   $         23
      Maximum month-end balance outstanding during the period.......         95,433         91,870          4,277
      Weighted average rate:
            During the period.......................................           2.04%          2.43%          6.70%
            At end of period........................................           1.96%          2.16%            --%

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

                                         Bank Foreclosed Real Estate by Loan Type

                                                                                  December 31,
                                                    ------------------------------------------------------------------------
                                                        2003           2002           2001           2000           1999
                                                    ------------   ------------   ------------   ------------   ------------
    Loans:                                                                   (Dollars in thousands)
    Single-family residential ...................   $        281   $      1,002   $        246   $        648   $      1,073
    Multi-family residential ....................             --             --             --             32            462
    Commercial and other mortgage loans .........             --             38            183            110            929
                                                    ------------   ------------   ------------   ------------   ------------
          Total .................................            281          1,040            429            790          2,464
    Valuation allowance for losses ..............            (14)            --             --            (11)          (198)
                                                    ------------   ------------   ------------   ------------   ------------
          Foreclosed real estate owned, net .....   $        267   $      1,040   $        429   $        779   $      2,266
                                                    ============   ============   ============   ============   ============

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

        SVAs are in most cases equal to the excess of the unpaid principal balance over the fair value of the collateral for all impaired loans. GVAs are based on quantitative factors that are updated each quarter, and represent the average of the Bank’s loss mitigation factors and benchmark factors. In calculating the allowance, qualitative factors are subject to management’s evaluation after consideration of certain credit risk characteristics. These factors include, but are not limited to, the following: the institution’s historical and recent loss experience in its portfolios; the volume, severity and trend of non-performing assets; the extent to which refinances or loan modifications are made to maintain loans in a current status; known deterioration in credit concentrations or certain classes of loans; loan to value ratios of real estate secured loans; risks associated with specific types of collateral; the quality and effectiveness of the lending policy, loan purchase policy, internal asset review policy, charge-off, collection and recovery policies; current and anticipated conditions in the general and local economies which might affect the collectability of the institution’s asset; anticipated changes in the composition or volume of the loan portfolio; reasonableness standards in accordance with regulatory agency policies; and the comparison of the Bank’s allowance with that of industry peers.

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

        The following table sets forth information with respect to the Bank’s allowance for loan losses by category of loan.

                                            Allowance for Loan Losses by Loan Category

                                                                             December 31,
                                               ------------------------------------------------------------------------
                                                   2003           2002           2001           2000           1999
                                               ------------   ------------   ------------   ------------   ------------
Allowance for loan losses:                                              (Dollars in thousands)
          Real estate ......................   $      6,575   $      6,861   $      6,912   $      8,845   $     11,363
          Non-real estate ..................             77            825          1,060            961          2,601
          Discounted loans .................             --            140            144            427          4,636
                                               ------------   ------------   ------------   ------------   ------------
          Total allowance for loan losses ..   $      6,652   $      7,826   $      8,116   $     10,233   $     18,600
                                               ============   ============   ============   ============   ============

Percentage of loans in each category to total loans:
          Real estate ......................           99.8%          98.7%          98.6%          98.1%          94.1%
          Non-real estate ..................            0.2            1.2            1.3            1.7            2.6
          Discounted loans .................             --            0.1            0.1            0.2            3.3
                                               ------------   ------------   ------------   ------------   ------------
          Total ............................          100.0%         100.0%         100.0%         100.0%         100.0%
                                               ============   ============   ============   ============   ============

        The following table sets forth the activity in the allowance for loan losses during the periods indicated.

                               Activity in the Allowance for Loan Losses

                                                                       Year Ended December 31,
                                                    --------------------------------------------------------------
                                                       2003         2002         2001         2000         1999
                                                    ----------   ----------   ----------   ----------   ----------
                                                                        (Dollars in thousands)
    Balance, beginning of period ................   $    7,826   $    8,116   $   10,233   $   18,600   $   23,398
    Allocation of purchased loan discount:
          at acquisition ........................           --           --           --           --           --
          at disposition ........................           --           --           --       (1,150)      (1,538)
    Charge-offs .................................         (492)        (474)        (894)      (1,794)      (2,468)
    Recoveries ..................................           68          184          507          377          458
    Recapture of loan losses ....................         (750)          --       (1,730)      (5,800)      (1,250)
                                                    ----------   ----------   ----------   ----------   ----------
    Balance, end of period ......................   $    6,652   $    7,826   $    8,116   $   10,233   $   18,600
                                                    ==========   ==========   ==========   ==========   ==========

        The table below sets forth the delinquency status of the Bank’s loans at the dates indicated.

                                                          Delinquency Experience for Loans

                                                                      December 31,
                                        ------------------------------------------------------------------------
                                            2003           2002           2001           2000           1999
                                        ------------   ------------   ------------   ------------   ------------
Balance of delinquent loans:                                     (Dollars in thousands)
    31-60 days ......................   $      2,326   $      2,269   $      1,788   $     13,487   $      2,845
    61-90 days ......................            123          1,052            836            920          1,162
    91 days or more (1) .............          5,816          4,043          7,570          4,452          3,816
                                        ------------   ------------   ------------   ------------   ------------
          Total loans delinquent ....   $      8,265   $      7,364   $     10,194   $     18,859   $      7,823
                                        ============   ============   ============   ============   ============

Delinquent loans as a percentage of
   total loan portfolio:
    31-60 days.......................            0.4%           0.5%           0.3%           2.4%           0.6%
    61-90 days.......................             --            0.2            0.2            0.1            0.3
    91 days or more (1)..............            0.9            0.8            1.4            0.8            0.8
                                        ------------   ------------   ------------   ------------   ------------
          Total......................            1.3%           1.5%           1.9%           3.3%           1.7%
                                        ============   ============   ============   ============   ============

(1) All loans delinquent over 90 days were on nonaccrual status.

LOAN SERVICING OPERATIONS

        From its formation in 1999 to the present, WCC, a wholly-owned subsidiary of WFSG, has conducted the Company’s Loan Servicing Operations. As discussed above, in January 2004 the Company entered into an agreement to sell WCC to Merrill Lynch Mortgage Capital Inc. The closing of this sale is expected to occur in the second quarter of 2004, subject to various conditions, including regulatory approvals.

        From May 31, 1999, the effective date of WFSG’s reorganization, through September 30, 2002, WCC was a majority-owned (50.01%) subsidiary of WFSG. In October 2002, pursuant to a litigation settlement, WFSG purchased the 49.99% minority interest in WCC and currently owns 100% of the subsidiary. The 49.99% interest not held by the Company is reflected as “minority interest” in the Company’s consolidated financial statements for the periods prior to the purchase.

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

        In the normal course of performing loan servicing activities, WCC makes servicer advances to various unrelated third parties which represent impound payments on behalf of borrowers, scheduled remittances of principal and interest on certain securitizations, and loan collection costs on securitizations and other servicing arrangements. In addition, from time to time WCC will acquire servicing portfolios and capitalize the related mortgage servicing rights (PMSRs). WCC has financed its servicer advances and PMSR acquisitions primarily through notes payable and lines of credit from commercial banks and institutional lenders.

        The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                                         December 31,
                                          ------------------------------------------
                                              2003           2002           2001
                                          ------------   ------------   ------------
                                                    (Dollars in thousands)
Single-family residential ..............  $  5,973,070   $  3,668,401   $  3,020,267
Multi-family residential ...............       116,119        121,908        141,297
Commercial real estate .................       289,629        218,976        192,275
Consumer and other .....................        71,135         78,880         90,497
                                          ------------   ------------   ------------
      Total (1) ........................  $  6,449,953   $  4,088,165   $  3,444,336
                                          ============   ============   ============
(1)	WCC's servicing portfolio at December 31, 2003 and 2002 also included approximately $0.3 billion unpaid principal balance of non-performing consumer loans in addition to those presented above.

        As the above table indicates, WCC’s loan servicing operations have grown significantly in volume over the past three years, though the growth was hindered somewhat by the continuing low interest-rate environment, which, beginning in 2001, triggered rapid prepayments on the loans in the servicing portfolio and resulted in accelerated amortization of the related PMSRs. WCC achieved this growth primarily as a result of new contractual flow agreements and acquisitions of PMSRs.

        From time to time, WCC acquires loans in certain circumstances in the course of its loan servicing operations. The following table sets forth the composition of discounted loans held by WCC by type of loan as of the dates indicated.

                                          Composition of Discounted Loans

                                                                                 December 31,
                                                   ------------------------------------------------------------------------
                                                       2003           2002           2001           2000           1999
                                                   ------------   ------------   ------------   ------------   ------------
                                                                            (Dollars in thousands)
Single-family residential.......................   $        276   $        505   $        471   $      3,746   $        841
Consumer and other..............................          1,818          1,288          9,090            740             --
                                                   ------------   ------------   ------------   ------------   ------------
      Discounted loans principal balance........          2,094          1,793          9,561          4,486            841
Unamortized premium (unaccreted discount)
    and deferred fees...........................             15            (47)        (2,479)           195           (152)
Allowance for loan losses (1)...................         (1,587)          (945)        (3,343)        (2,149)           (95)
                                                   ------------   ------------   ------------   ------------   ------------
      Total Discounted Loans, net (2) ..........   $        522   $        801   $      3,739   $      2,532   $        594
                                                   ============   ============   ============   ============   ============
(1)	For discussion of the allowance for loan losses allocation for purchase discount, see "Asset Quality--Allowance for Loan Losses."

(2)	The real properties that secure WCC's discounted loans are located throughout the United States and its territories. At December 31, 2003, the five states or territories with the greatest concentration of properties securing WCC's discounted loans were California, New York, North Carolina, Florida and Guam, in which WCC held $1.1 million, $0.2 million, $147 thousand, $130 thousand and $129 thousand principal amount of loans, respectively.

Asset Quality – Loan Servicing Operations

        WCC is exposed to certain credit risks related to the value of the collateral that secures our loans and the ability of borrowers to repay their loans. We monitor our pools of loans and foreclosed real estate for potential problems on a periodic basis.

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

        Foreclosed Real Estate. WCC carries its holdings of foreclosed real estate at the lower of cost or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Declines in values of foreclosed real estate subsequent to acquisition are charged to income and recognized as a valuation allowance. Subsequent increases in the valuation of real estate owned are reflected as a reduction in the valuation allowance, but not below zero, and credited to income. The following table sets forth the aggregate carrying value of WCC’s holdings of foreclosed real estate (by source of acquisition) at the dates indicated.

                                        WCC Foreclosed Real Estate by Loan Type

                                                                                 December 31,
                                                        --------------------------------------------------------------
                                                           2003         2002         2001         2000         1999
                                                        ----------   ----------   ----------   ----------   ----------
                                                                            (Dollars in thousands)
            Single-family residential...............    $       --   $       --   $       --   $       21   $       --
            Land  ..................................            --           --          279          279           --
            Commercial and other mortgage loans.....           601           --           --           --           --
                                                        ----------   ----------   ----------   ----------   ----------
                  Total.............................           601           --          279          300           --
            Valuation allowance for losses..........           (20)          --         (226)        (203)          --
                                                        ----------   ----------   ----------   ----------   ----------
            Foreclosed real estate owned, net.......    $      581   $       --   $       53   $       97   $       --
                                                        ==========   ==========   ==========   ==========   ==========

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

MORTGAGE INVESTMENT OPERATIONS

        The Company’s Mortgage Investment Operations are conducted by WFC, a wholly-owned investment subsidiary formed in 1996. WFC acquires mortgage-backed securities and pools of performing, sub-performing and non-performing residential and commercial loans. WFC conducts certain of these activities with an institutional investor where such investments align the Company’s interests with those of the institutional investor.

        Loan pools acquired by the Company’s Mortgage Investment Operations consist primarily of discounted loans. At December 31, 2003, WFC held approximately $3.8 million of such loans. Currently, WFC is seeking to sell these loans, and continues to pursue collection on such loans when permitted by applicable collection statutes and where it is deemed cost-effective.

        The following table sets forth the composition of discounted loans held by WFC by type of loan at the dates indicated.

                                      Composition of Discounted Loans (1)

                                                                             December 31,
                                               ------------------------------------------------------------------------
                                                   2003           2002           2001           2000           1999
                                               ------------   ------------   ------------   ------------   ------------
                                                                        (Dollars in thousands)
Single-family residential ...................  $      2,229   $      3,025   $      6,172   $      4,938   $     17,016
Multi-family residential ....................             1            238          1,142            634          1,477
Commercial real estate ......................           817            980          1,582          3,464         14,990
Consumer and other (2) ......................        33,031         41,954         45,762        211,096        220,461
                                               ------------   ------------   ------------   ------------   ------------
      Discounted loans principal balance ....        36,078         46,197         54,658        220,132        253,944
Unaccreted discount and deferred fees .......          (220)          (393)        (1,018)        (1,580)        (4,472)
Allowance for loan losses (2) (3) ...........       (32,041)       (39,975)       (42,070)      (210,870)      (223,580)
                                               ------------   ------------   ------------   ------------   ------------
    Total Discounted Loans, net (4) .........  $      3,817   $      5,829   $     11,570   $      7,682   $     25,892
                                               ============   ============   ============   ============   ============

(1)	Prior to 1999, the predecessor company to the Company purchased pools of non-performing loans at prices representing a significant discount from the loans' unpaid balances. The Company fully reserved for estimated losses on these discounted loans at the time of their acquisition.

(2)	Approximately $166 million in unpaid principal balance of fully-reserved discounted loans were charged off in 2001.

(3)	For discussion of the allowance for loan losses allocation for purchase discount, see "Asset Quality--Allowance for Loan Losses."

(4)	The real properties that secure WFC's discounted loans are located throughout the United States. At December 31, 2003, the five states with the greatest concentration of properties securing our discounted loans were Florida, Texas, Oregon, California and Maryland, in which WFC held $7.4 million, $4.0 million, $2.6 million, $2.6 million and $2.2 million principal amount of loans, respectively.

        The carrying value of WFC’s subordinated mortgage-backed securities at December 31, 2003, 2002, and 2001 totaled $0.9 million, $1.8 million, and $3.4 million, respectively. The related short-term repurchase agreement which financed these securities was repaid in full in 2001.

        WFC’s funding sources consist primarily of borrowings with a co-investor and commercial bank financing. The contractual repayment terms of these debt facilities generally parallel the cash flows of the assets serving as collateral.

Asset Quality – Mortgage Investment Operations

        WFC is exposed to certain credit risks related to the value of the collateral that secures our loans and the ability of borrowers to repay their loans. We monitor our pools of loans and foreclosed real estate for potential problems on a periodic basis.

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

        Foreclosed Real Estate. WFC carries its holdings of foreclosed real estate at the lower of cost or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Declines in values of foreclosed real estate subsequent to acquisition are charged to income and recognized as a valuation allowance. Subsequent increases in the valuation of real estate owned are reflected as a reduction in the valuation allowance, but not below zero, and credited to income. The following table sets forth the aggregate carrying value of WFC’s holdings of foreclosed real estate (by source of acquisition) at the dates indicated.

                                         WFC Foreclosed Real Estate by Loan Type

                                                                                    December 31,
                                                           --------------------------------------------------------------
                                                              2003         2002         2001         2000         1999
                                                           ----------   ----------   ----------   ----------   ----------
         Loans (1):                                                            (Dollars in thousands)
            Single-family residential...................   $       --   $       28   $      357   $      429   $    1,872
            Multi-family residential....................           --           --          118           53          199
            Commercial and other mortgage loans.........           52          116          101          554        2,916
                                                           ----------   ----------   ----------   ----------   ----------
                  Total.................................           52          144          576        1,036        4,987
            Valuation allowance for losses..............          (52)         (83)        (328)        (143)      (1,567)
                                                           ----------   ----------   ----------   ----------   ----------
            Foreclosed real estate owned, net...........   $       --   $       61   $      248   $      893   $    3,420
                                                           ==========   ==========   ==========   ==========   ==========

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

Restructuring of WFSG

        On June 10, 1999, the Company completed its plan of reorganization under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. The restructuring was the Company's necessary response to significant adverse market factors arising in late 1998 and continuing into early 1999. For financial reporting purposes, the Company accounted for the restructuring effective May 31, 1999. The periods prior to this date have been designated "Predecessor Company" and the periods subsequent to this date have been designated "Reorganized Company." As a result of the restructuring, the Company believes that the results of operations of the Reorganized Company are not comparable to those of the Predecessor Company.

ITEM 2. Properties

        The Company's corporate headquarters and loan servicing operations are located in Beaverton, Oregon, where the Company leases approximately 123,000 square feet of office space from Millikan 78 Equities LLC, pursuant to a lease agreement expiring in December 2012. The Bank leases its branch office in Beverly Hills, California, and office space for its administrative offices in Calabasas, California pursuant to leases expiring September 30, 2008 and August 31, 2004, respectively. The Bank currently is considering extending the lease of its offices in Calabasas and also is evaluating alternative locations for its offices.

        Subsequent to the sale of WCC to Merrill Lynch Mortgage Capital Inc., WCC will continue to operate at the corporate offices in Beaverton, Oregon, and WFSG's corporate headquarters will relocate to the Bank's administrative offices in Calabasas, California. The Company believes that its facilities are suitable and adequate for its present business purposes and for the foreseeable future.

ITEM 3. Legal Proceedings

        On May 13, 2002, the Company entered into an agreement to resolve all issues with all of the plaintiffs in litigation arising from the financial collapse of Capital Consultants LLC ("CCL"). All parties have completed all of their obligations under the settlement agreement, including the Company's purchase of the 49.99% minority interest in WCC in October 2002. The execution of the settlement agreement does not affect WFSG's complete denial of all such claims. Management, after consultation with legal counsel, believes that this litigation will be dismissed in the next few months.

        In 2002, the Company recorded a $3.6 million provision for estimated expenses and losses in connection with the settlement, $0.6 million in related charges, and approximately $0.55 million in legal fees and expenses, net of insurance reimbursement, associated with finalizing and implementing this settlement. The settlement is expected to eliminate most of the Company's future costs arising from the financial collapse of CCL. However, the Company does expect to incur additional expenses in connection with legal costs for a prior officer arising from the events that gave rise to the litigation. The Company incurred approximately $2.5 million and $1.7 million, respectively, of such costs for former officers for the years ended December 31, 2003 and 2002.

        In June 2001, the Bank sold its Bankcard Division to iPayment Holdings, Inc. for a purchase price of approximately $5.8 million, with possible additional payments totaling $0.4 million. The Bank filed a lawsuit for payment of part of the purchase price, and iPayment, in September 2002, filed a cross-complaint against the Bank for fraud, breach of contract and negligent misrepresentation. iPayment claimed damages for the difference in the purchase price due to the allegedly decreased value of a portion of the merchant portfolio; chargebacks resulting from merchant fraud that iPayment is liable to pay, and will not be able to recover, from the merchant totaling between $5 to $6 million; and attorneys' fees and punitive damages. Without any admission of liability, the parties in February 2004 settled the case for $0.4 million to be paid by the Bank to iPayment, in addition to a mutual release and additional indemnification protection for the Bank. This settlement has been reflected in the Company's consolidated statement of operations for the year ended December 31, 2003.

        The Company is a defendant in other legal actions arising from transactions conducted in the ordinary course of business. Some of these claims involve individual borrowers demanding material amounts for alleged damages. Management, after consultation with legal counsel, and based on prior experience with consumer claims, believes the ultimate liability, if any, arising from such actions will not materially affect the Company's consolidated results of operations, financial position or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II.

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock, par value $0.01 per share (the "Common Stock") commenced trading on the Nasdaq National Market on March 10, 2004, and is listed under the symbol "WFSG." Previously, from August 13, 2003 to March 9, 2004, the Common Stock was traded on the Nasdaq SmallCap Market under the same symbol. Prior to August 13, 2003, the Common Stock was traded over-the-counter under the symbol "WFSG.OB." At March 1, 2004, there were 51 record holders of the Company's Common Stock in street name.

        The following table sets forth the range of high and low sales prices for Common Stock for the periods indicated:

                                      Period                        High            Low
                                      ------                        ----            ---
                 Year ended December 31, 2003:
                       First Quarter..........................      $3.85          $3.25
                       Second Quarter.........................      $4.11          $3.73
                       Third Quarter..........................      $4.87          $4.07
                       Fourth Quarter.........................      $6.05          $4.67

                 Year ended December 31, 2002:
                       First Quarter..........................      $2.99          $2.03
                       Second Quarter.........................      $3.51          $2.30
                       Third Quarter..........................      $3.50          $3.22
                       Fourth Quarter.........................      $3.50          $3.15

        The Company has not paid any cash dividends on its Common Stock. The Company’s Board of Directors intends to consider its future dividend policy, if any, subsequent to the sale of WCC.

ITEM 6. Selected Financial Data and Operating Statistics

        The following tables present selected financial information for the Company at the dates and for the periods indicated. The historical statements of operations and financial condition data for the five years presented have been derived from the audited consolidated financial statements of the Company. The financial data related to WCC in the following tables is presented separately as "Income (loss) from operations of subsidiary held for sale". The 1999 statement of operations and operating data includes the five-month period ended May 31, 1999 prior to reorganization (“Predecessor Company”) and the seven-month period ended December 31, 1999 following reorganization (“Reorganized Company”). Management does not believe that the results of the Predecessor Company are comparable to those of the Reorganized Company.

                                                                                        Year Ended December 31,
                                                                       ----------------------------------------------------------
                                                                          2003        2002        2001        2000        1999
                                                                       ----------  ----------  ----------  ----------  ----------
Statements of Operations Data:                                               (Dollars in thousands, except per-share amounts)
Total interest income ...............................................  $   45,536  $   52,715  $   56,429  $   54,019  $   64,462
Total interest expense ..............................................      23,685      28,622      34,910      35,141      43,908
                                                                       ----------  ----------  ----------  ----------  ----------
   Net interest income ..............................................      21,851      24,093      21,519      18,878      20,554
(Recapture of) provision for loan losses ............................        (539)        255      (1,801)     (4,027)      3,722
                                                                       ----------  ----------  ----------  ----------  ----------
   Net interest income after (recapture of) provision for loan losses      22,390      23,838      23,320      22,905      16,832
Other (loss) income(1) ..............................................        (136)     (1,603)      8,111      11,000     231,662
Other expenses ......................................................      16,323      20,817      22,172      25,525      51,359
                                                                       ----------  ----------  ----------  ----------  ----------
Income from continuing operations before reorganization items and
   income tax provision .............................................       5,931       1,418       9,259       8,380     197,135
Reorganization items ................................................          --          --          --          --     (52,034)
                                                                       ----------  ----------  ----------  ----------  ----------
Income from continuing operations before income tax provision........       5,931       1,418       9,259       8,380     145,101
Income tax provision ................................................       2,539         534       3,000       3,756       1,312
                                                                       ----------  ----------  ----------  ----------  ----------
Income from continuing operations ...................................       3,392         884       6,259       4,624     143,789
Income (loss) from operations of subsidiary held for sale, net of tax       3,495       1,764      (1,294)     (2,406)     (1,084)
Minority interest in subsidiary held for sale(2) ....................          --        (686)        647       1,203         542
                                                                       ----------  ----------  ----------  ----------  ----------
Income (loss) from operations of subsidiary held for sale, net of tax
   and minority interest ............................................       3,495       1,078        (647)     (1,203)       (542)
                                                                       ----------  ----------  ----------  ----------  ----------
Net income ..........................................................  $    6,887  $    1,962  $    5,612  $    3,421  $  143,247
                                                                       ==========  ==========  ==========  ==========  ==========
Earnings (loss) per share - Basic(3):
   Income from continuing operations.................................  $     0.18  $     0.05  $     0.31  $     0.23         N/A
   Discontinued operations...........................................        0.19        0.06       (0.03)      (0.06)        N/A
                                                                       ----------  ----------  ----------  ----------  ----------
   Net income........................................................  $     0.37  $     0.11  $     0.28  $     0.17         N/A
                                                                       ==========  ==========  ==========  ==========  ==========
Earnings (loss) per share - Diluted(3):
   Income from continuing operations.................................  $     0.17  $     0.04  $     0.30  $     0.23         N/A
   Discontinued operations...........................................        0.17        0.06       (0.03)      (0.06)        N/A
                                                                       ----------  ----------  ----------  ----------  ----------
   Net Income  ......................................................  $     0.34  $     0.10  $     0.27  $     0.17         N/A
                                                                       ==========  ==========  ==========  ==========  ==========

                                                                                              December 31,
                                                                       ----------------------------------------------------------
                                                                          2003      2002(12)    2001(12)    2000(12)    1999(12)
                                                                       ----------  ----------  ----------  ----------  ----------
Financial Condition Data:                                                                (Dollars in thousands)
Cash and cash equivalents............................................  $   18,739  $   15,981  $   39,393  $    8,551  $   50,975
Portfolio Assets:
      Discounted Loans, net..........................................       3,817       5,829      11,570       7,682      33,556
      Non-Discounted Loans, net......................................     610,807     486,667     526,070     561,876     460,656
      Mortgage-backed and other investment securities................     256,005     273,497     127,540      54,138      59,728
      Real estate owned, net.........................................         267       1,101         678       1,673      11,571
                                                                       ----------  ----------  ----------  ----------  ----------
            Total portfolio assets...................................     870,896     767,094     665,858     625,369     565,511
Total assets.........................................................     975,282     843,588     771,153     697,163     655,631
Deposits.............................................................     473,409     395,781     439,469     435,073     419,285
Short-term borrowings................................................      88,000      91,870          --       5,623      30,732
FHLB advances........................................................     249,337     216,000     189,500     132,000      80,000
Long-term investment financing.......................................         681       2,133       9,689          --          --
Junior subordinated notes payable to trust...........................      20,619          --          --          --          --
Trust preferred securities...........................................          --      20,000          --          --          --
Stockholders' equity.................................................     125,483     100,023      91,987      87,162      78,900

                                                                                        Year Ended December 31,
                                                                       ----------------------------------------------------------
                                                                          2003      2002(12)    2001(12)    2000(12)    1999(12)
                                                                       ----------  ----------  ----------  ----------  ----------

Financial Ratios and Other Data:
Return on average assets.............................................        0.80%       0.24%       0.75%       0.50%      17.62%
Return on average equity(4)..........................................        6.55%       2.05%       6.14%       4.10%   1,141.68%
Average interest yield on total loans(5).............................        6.12%       7.07%       7.82%       6.14%       5.97%
Net interest spread(6)...............................................        2.22%       2.44%       1.88%      (0.10)%      0.42%
Net interest margin(7)...............................................        2.64%       3.03%       2.89%       2.14%       2.04%
Ratio of earnings to fixed charges(8):
      Including interest on deposits.................................        1.25        1.05        1.27        1.24        0.34
      Excluding interest on deposits.................................        1.48        1.11        1.93        1.88          --
Long-term debt to total capitalization(9)............................        0.69        0.70        0.68        0.60        0.50
Total financial liabilities to equity................................        6.78        7.43        7.37        6.99        7.31
Average equity to average assets(10).................................       12.24%      11.73%      12.14%      12.08%       1.54%
Non-performing loans to loans at end of period(11)...................        0.95%       0.82%       1.43%       0.78%       2.95%
Allowance for loan losses to total loans at end of period............        1.10%       1.62%       1.58%       1.86%       5.74%

                                                                                        Year Ended December 31,
                                                                       ----------------------------------------------------------
                                                                          2003        2002        2001        2000        1999
                                                                       ----------  ----------  ----------  ----------  ----------
Operating Data:                                                                          (Dollars in thousands)
Investments and originations:
      Discounted Loans and foreclosed real estate....................  $        2  $       10  $   11,854  $    1,278  $    3,236
      Non-Discounted Loans...........................................      86,928      74,689     150,137     155,385     164,023
      Mortgage originations..........................................     206,042      70,754      74,026      56,177      32,317
      Mortgage-backed and other securities...........................     149,830     294,917     102,535      15,048         792
                                                                       ----------  ----------  ----------  ----------  ----------
            Total....................................................     442,802     440,370     338,552     227,888     200,368
Repayments...........................................................    (312,411)   (245,417)   (259,278)   (109,156)   (163,650)
Loan sales...........................................................      (8,072)     (2,433)    (35,789)    (26,880)   (354,634)
Net change in portfolio assets.......................................     103,802     101,236      40,489      71,490    (434,516)
(1)	Other income for 1999 included a gain of $225.6 million on the extinguishment of the Predecessor Company's debt in connection with the Company's reorganization.

(2)	The minority interest adjustment for 2002 reflects the minority investor's 49.99% share of WCC's net income through September 30, 2002. In October 2002, WFSG purchased the minority interest and currently owns 100% of WCC. For the years ended December 31, 2001, 2000 and 1999, WCC incurred net losses, and the share of WCC's results in which WFSG did not have an interest is presented as an addition on WFSG's consolidated statements of operations for those years.

(3)	Earnings (loss) per share amounts are based on weighted average number of shares outstanding of WFSG stock during the applicable periods. For 1999, earnings per share for the full year is not applicable, as the Company had a different issuance of common stock for the five-month period ended May 31, 1999 (prior to the reorganization) than for the seven-month period ended December 31, 1999 (subsequent to the reorganization).

(4)	The results for 1999 reflect the Company's deficit balance in its equity for the first five months of 1999, which significantly reduced the average equity (denominator) for the year. For the seven-month period subsequent to the reorganization, the Company's annualized return on average equity was (27.85)%.

(5)	The low yield for 1999 was due to the large proportion of Discounted Loans in the Company's portfolio. The average balance of Discounted Loans represents the gross unpaid principal balance before adjusting for allowances for loan losses, but interest on such loans is recognized only when cash is received. As a result, these loans have an adverse effect on the overall loan yield. In January 2001, the Company charged off approximately $166 million in Discounted Loans.

(6)	Net interest spread represents average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.

(7)	Net interest margin represents net interest income divided by total average interest-earning assets.

(8)	The ratios of earnings to fixed charges were computed by dividing (x) income from continuing operations before income taxes and extraordinary gains plus fixed charges by (y) fixed charges. Fixed charges represent total interest expense, including and excluding interest on deposits, as applicable, as well as the interest component of rental expense. For 1999, earnings were inadequate to cover fixed charges by $15.0 million.

(9)	Total capitalization equals long-term debt plus equity.

(10)	The low average equity to average assets ratio for 1999 was due to the Company's deficit balance in its equity for the first five months of 1999, which significantly reduced the average equity (numerator) for the year. For the seven-month period subsequent to the reorganization, the Company's average equity to average assets was 11.58%.

(11)	Non-performing loans include all Non-Discounted Loans that have been placed on non-accrual status by the Company. Non-Discounted Loans are placed on non-accrual status when they became past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Discounted Loans are not included in non-performing loans.

(12)	These amounts give effect to the restatement discussed in Notes 1 and 25 to the consolidated financial statements.

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

Results of Operations--2003 Compared to 2002

Sale of Wilshire Credit Corporation in 2004

        On January 16, 2004, the Company entered into an agreement to sell WCC, our wholly-owned loan servicing subsidiary, to Merrill Lynch Mortgage Capital Inc., a division of Merrill Lynch & Co., New York, NY. The sale of WCC is expected to close in the second quarter of 2004 and is subject to various customary conditions, including the receipt of regulatory approvals. The agreement provides that WFSG will receive a cash purchase price of approximately $52 million before transaction fees and expenses. Although the purchase price is subject to adjustment based on the net asset value reflected on WCC’s closing date balance sheet, we anticipate realizing a substantial gain on this sale.

        Subsequent to the sale of WCC, we will operate primarily as a unitary bank holding company. Our business strategy will be focused on the growth and profitability of our remaining Banking and Mortgage Investments segments, through increased lending and investment activity. We believe that our success in implementing this dual strategy in these two segments depends primarily on our ability to (1) evaluate and manage both credit risk and interest-rate risk and (2) employ financial leverage such that cash flows from the underlying investments generally match the debt service requirements.

Restatement of Financial Statements

        The following Management’s Discussion gives effect to the restatement of the consolidated financial statements discussed in Notes 1 and 25 to the consolidated financial statements.

CONSOLIDATED RESULTS

        Our consolidated net income for the year ended December 31, 2003 was $6.9 million, or $0.34 per diluted share, compared with $2.0 million, or $0.10 per diluted share, for the year ended December 31, 2002.

        As a result of the impending sale of WCC, we have presented the operating results of WCC as “Income from operations of subsidiary held for sale,” separate and apart from “Income from continuing operations” in the consolidated statements of operations for each year presented. Our income from continuing operations for the year ended December 31, 2003 was $3.4 million, or $0.17 per diluted share, compared with approximately $0.9 million, or $0.04 per diluted share, for the year ended December 31, 2002. Pre-tax income from continuing operations was $5.9 million for 2003, compared with $1.4 million for 2002. WCC’s net income was approximately $3.5 million for the year ended December 31, 2003, compared with $1.1 million (net of the interest held by the minority holder) for the year ended December 31, 2002.

        Our consolidated stockholders’ equity increased by $25.5 million during the year ended December 31, 2003 to $125.5 million, or $6.00 per diluted share. The increase results in part from our net income for the year and the sale of additional shares of common stock pursuant to the exercise of stock options. In addition, we recorded significant tax benefits in 2003, primarily through a reduction in the valuation allowance applicable to our deferred tax asset which, in turn, resulted in a net increase in stockholders’ equity of approximately $21 million. Since these tax benefits relate to losses generated prior to our 1999 reorganization, their recognition was recorded as a direct increase to stockholders’ equity, and not as a reduction to income tax expense in the consolidated statement of operations. These increases in equity were partially offset by a $2.9 million decline in after-tax unrealized gains on our portfolio of available-for-sale securities and hedging instruments.

        The increase in our income from continuing operations from 2002 to 2003 was primarily attributable to the following factors:

        - We recorded a net recapture of $0.5 million of loan loss reserves in 2003, versus incurring a loan loss provision of $0.3 million for the year ended December 31, 2002, for a net improvement of $0.8 million.

        - The results for 2002 included approximately $4.75 million in legal fees and expenses related to the settlement of litigation which arose from events prior to our June 1999 restructuring. We believe that the settlement agreement will eliminate most of our future costs arising from the financial collapse of Capital Consultants LLC (“CCL”), but we continue to incur expenses on behalf of a former officer in connection with the above-described litigation. For the year ended December 31, 2003, we incurred approximately $2.5 million of such costs for former officers, compared with approximately $1.7 million for the year ended December 31, 2002.

        - The results for 2002 included $3.6 million in impairment write-downs related to two interest-only mortgage-backed securities (I/Os) at our banking subsidiary, First Bank of Beverly Hills, FSB (“FBBH” or the “Bank”), with no such charges in 2003. Subsequent to recording the impairment write-downs, the Bank sold the I/Os in the third and fourth quarters of 2002 for a net realized gain of $0.7 million.

        The improvements in operations discussed above were partially offset by the following factors:

        - Net interest income decreased by approximately $2.2 million from 2002 to 2003, primarily as a result of sales and runoff of certain interest-earning assets at our mortgage investment subsidiary.

        - Realized gains on sales of loans and investment securities declined by a total of approximately $2.7 million as a result of reduced sales activity in 2003.

        - Holding company expenses for 2003 included increases in our defense costs of former management and interest expense on trust preferred debentures, which together increased expenses by approximately $1.3 million.

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

                                     Interest-Earning Assets and Interest-Bearing Liabilities

                                                                        Year Ended December 31,
                                    -----------------------------------------------------------------------------------------------
                                                 2003                             2002                            2001
                                    ------------------------------  -------------------------------  ------------------------------
                                     Average             Average     Average              Average     Average             Average
                                     Balance  Interest  Yield/Rate   Balance   Interest  Yield/Rate   Balance   Interest Yield/Rate
                                    --------- --------- ----------  ---------  --------- ----------  ---------  -------- ----------
Average Assets:                                                                (Dollars in thousands)
Mortgage-backed securities......... $ 224,973 $  10,190      4.53%  $ 219,053  $  13,522      6.17%  $  56,350  $  4,265       7.57%
Loan portfolio net of unaccreted
  discounts/unamortized premium(1).   559,886    34,243      6.12     538,589     38,054      7.07     638,356    49,896       7.82
Investment securities and other....    43,636     1,103      2.53      38,235      1,139      2.98      50,137     2,268       4.52
                                    --------- --------- ---------   ---------  --------- ----------  ---------  -------- ----------
     Total interest-earning assets.   828,495    45,536      5.50     795,877     52,715      6.62     744,843    56,429       7.58
                                    --------- --------- ---------   ---------  --------- ----------  ---------  -------- ----------
Non-interest earning cash..........     4,493                           4,727                            1,711
Allowance for loan losses..........   (44,449)                        (48,746)                         (64,872)
Other assets.......................    70,251                          63,078                           71,087
                                    ---------                       ---------                        ---------
     Total assets.................. $ 858,790                       $ 814,936                        $ 752,769
                                    =========                       =========                        =========

Average Liabilities and Stockholders' Equity:
Interest-bearing deposits.......... $ 389,251 $  11,315      2.91%  $ 413,042  $  15,683      3.80%  $ 453,223  $ 24,914       5.50%
Short-term borrowings..............    89,162     1,826      2.05      54,494      1,316      2.41         496        26       5.24
FHLB advances......................   223,424     9,102      4.07     198,923     10,401      5.23     153,269     9,575       6.25
Other borrowings...................    21,199     1,442      6.80      18,146      1,222      6.73       5,253       395       7.52
                                    --------- --------- ---------   ---------  --------- ---------   ---------  -------- ----------
     Total interest-bearing
       liabilities.................   723,036    23,685      3.28     684,605     28,622      4.18     612,241    34,910       5.70
                                    --------- --------- ---------   ---------  --------- ---------   ---------  -------- ----------
Non-interest bearing deposits......     3,928                           3,719                            7,874
Other liabilities..................    26,707                          31,013                           41,254
                                    ---------                       ---------                        ---------
     Total liabilities.............   753,671                         719,337                          661,369
Stockholders' equity...............   105,119                          95,599                           91,400
                                    ---------                       ---------                        ---------
     Total liabilities and
       stockholders' equity........ $ 858,790                       $ 814,936                        $ 752,769
                                    =========                       =========                        =========
Net interest income................           $  21,851                        $  24,093                        $ 21,519
                                              =========                        =========                        ========
Net interest spread(2).............                          2.22%                            2.44%                            1.88%
Net interest margin(3).............                          2.64%                            3.03%                            2.89%
Ratio of average interest-earning
   assets to average interest-
   bearing liabilities.............    114.59%                         116.25%                          121.66%
(1)	The average balances of the loan portfolio include Discounted Loans and non-performing loans, on which interest is recognized on a cash basis.
(2)	Net interest spread represents average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total average interest-earning assets.

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

                                                                       Changes in Net Interest Income

                                                                             Year Ended December 31,
                                                    ---------------------------------------------------------------------------
                                                                2003 v. 2002                           2002 v. 2001
                                                    ------------------------------------   ------------------------------------
                                                    (Decrease)    Increase       Net        Increase    (Decrease)      Net
                                                       Rate        Volume       Change        Rate        Volume       Change
                                                    ----------   ----------   ----------   ----------   ----------   ----------
   Interest-Earning Assets:                                                   (Dollars in thousands)
        Mortgage-backed securities ..............   $   (3,688)  $      356   $   (3,332)  $     (923)  $   10,180   $    9,257
        Loan portfolio ..........................       (5,270)       1,459       (3,811)      (4,508)      (7,334)     (11,842)
        Investment securities and other .........         (185)         149          (36)        (666)        (463)      (1,129)
                                                    ----------   ----------   ----------   ----------   ----------   ----------
          Total interest-earning assets .........       (9,143)       1,964       (7,179)      (6,097)       2,383       (3,714)
    Interest-Bearing Liabilities:
        Interest-bearing deposits ...............       (3,506)        (862)      (4,368)      (7,174)      (2,057)      (9,231)
        Short-term borrowings and other
           Interest-bearing obligations .........         (225)         735          510          (22)       1,312        1,290
        FHLB advances ...........................       (2,479)       1,180       (1,299)      (1,726)       2,552          826
        Long-term debt ..........................           12          208          220          (45)         872          827
                                                    ----------   ----------   ----------   ----------   ----------   ----------
          Total interest-bearing liabilities ....       (6,198)       1,261       (4,937)      (8,967)       2,679       (6,288)
                                                    ----------   ----------   ----------   ----------   ----------   ----------
        (Decrease) increase in net interest income  $   (2,945)  $      703   $   (2,242)  $    2,870   $     (296)  $    2,574
                                                    ==========   ==========   ==========   ==========   ==========   ==========

Liquidity and Financial Resources

        The Company is party to various financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents the Company’s financial obligations outstanding as of December 31, 2003:

                                                         Payments due within time period at December 31, 2003
                                               ------------------------------------------------------------------------
                                               0-12 Months     1-3 Years      4-5 Years    After 5 Years       Total
                                               ------------   ------------   ------------   ------------   ------------
                                                                        (Dollars in thousands)
Short-term borrowings .......................  $     48,000   $     40,000   $         --   $         --   $     88,000
Operating leases ............................           589            649            508             --          1,746
FHLB advances ...............................        78,500        154,500         16,337             --        249,337
Long-term investment financing ..............            --             --             --            681            681
Junior subordinated notes payable to trust ..            --             --             --         20,619         20,619
                                               ------------   ------------   ------------   ------------   ------------
   Total ....................................  $    127,089   $    195,149   $     16,845   $     21,300   $    360,383
                                               ============   ============   ============   ============   ============

        Following is a discussion of the operating results and Liquidity of the Company's three business segments: our Banking Operations, Loan Servicing Operations, and Mortgage Investment Operations.

FIRST BANK OF BEVERLY HILLS, F.S.B.

        The following table compares income before taxes for FBBH for the years ended December 31, 2003 and 2002 (dollars in thousands):

                                                   Year Ended December 31,
                                          ------------------------------------------
                                                                          Increase
                                              2003           2002        (Decrease)
                                          ------------   ------------   ------------
         Interest income ..............   $     42,542   $     45,899   $     (3,357)
         Interest expense .............         22,604         27,445         (4,841)
                                          ------------   ------------   ------------
         Net interest income ..........         19,938         18,454          1,484
         Recapture of loan losses .....           (750)            --           (750)
                                          ------------   ------------   ------------
         Net interest income after
            recapture of loan losses ..         20,688         18,454          2,234
         Realized gains (losses) ......            249         (1,354)         1,603
         Other income .................            579            253            326
         Compensation and employee
            benefits expense ..........          4,632          3,985            647
         Other expenses ...............          5,506          5,348            158
                                          ------------   ------------   ------------
         Income before taxes ..........   $     11,378   $      8,020   $      3,358
                                          ============   ============   ============

Net Interest Income

        The following table sets forth information regarding the Bank’s income from interest-earning assets and expenses from interest-bearing liabilities for the years ended December 31, 2003 and 2002 (dollars in thousands):

                                                   Year Ended December 31, 2003           Year Ended December 31, 2002
                                               ------------------------------------   ------------------------------------
                                                Average                  Annualized    Average                  Annualized
                                                Balance      Interest    Yield/Rate    Balance      Interest    Yield/Rate
                                               ----------   ----------   ----------   ----------   ----------   ----------
Interest-Earning Assets:
Federal funds and short-term investments ....  $   19,087   $      247         1.28%  $   23,355   $      428         1.81%
Mortgage-backed and other securities ........     246,207        9,270         3.77      230,269       11,232         4.88%
Loans .......................................     511,324       33,025         6.46      483,851       34,239         7.08%
                                               ----------   ----------   ----------   ----------   ----------   ----------
Total interest-earning assets ...............  $  776,618   $   42,542         5.40%  $  737,475   $   45,899         6.14%
                                               ----------   ----------   ----------   ----------   ----------   ----------

Interest-Bearing Liabilities:
Interest-bearing deposits ...................  $  390,336   $   11,315         2.90%  $  417,795   $   15,683         3.75%
Borrowings ..................................     312,586       11,289         3.61      252,954       11,762         4.65%
                                               ----------   ----------   ----------   ----------   ----------   ----------
    Total interest-bearing liabilities ......  $  702,922   $   22,604         3.21%  $  670,749   $   27,445         4.09%
                                               ----------   ----------   ----------   ----------   ----------   ----------

               Net interest income...........               $   19,938                             $   18,454
               Net interest spread...........                                  2.19%                                  2.05%
               Net interest margin...........                                  2.57%                                  2.50%

        The Bank’s net interest income was $19.9 million for the year ended December 31, 2003, compared with $18.5 million for the year ended December 31, 2002. The net interest spread increased by 14 basis points, from 2.05% in 2002 to 2.19% in 2003, and the net interest margin increased from 2.50% to 2.57% for the same periods.

        The increase in net interest income was primarily attributable to the Bank’s significant loan origination activity in 2003, utilizing new low-cost borrowings as funding sources. The Bank’s total average interest-earning assets increased by $39.1 million for 2003, or approximately $7.0 million more than the increase in its average interest-bearing liabilities. This net improvement in earning-asset volume helped mitigate the effects of declining interest rates. As a result, the decrease in the Bank’s interest income of $3.4 million was less than the $4.8 million decrease in its interest expense, contributing to the nearly $1.5 million increase in net interest income.

        The continuing low interest-rate environment has impacted the Bank’s interest-bearing liabilities to a slightly greater extent than its interest-earning assets. For the year ended December 31, 2003, the overall yield on the Bank’s average interest-earning assets was 5.40%, a decline of 74 basis points from the 6.14% average yield for 2002. However, this drop in yield was exceeded by an 88-basis point decline, from 4.09% to 3.21%, in the Bank’s cost of interest-bearing liabilities, resulting in the higher net interest spread in 2003.

        The Bank’s interest income on mortgage-backed and other investment securities was $9.3 million in 2003, compared with $11.2 million for 2002. This decrease was due to a 111-basis point drop in average yield, from 4.88% in 2002 to 3.77% in 2003. Partially offsetting the effects of the lower yield was a $15.9 million increase in the average asset balance for 2003. Utilizing new debt facilities, the Bank purchased approximately $150 million in AAA-rated mortgage-backed and other investment securities in 2003, including $109 million in the third and fourth quarters.

        The Bank’s interest income on loans for the year ended December 31, 2003 was approximately $33.0 million, compared with $34.2 million for the year ended December 31, 2002. This decrease was due to a decline in the average yield on loans of 62 basis points, from 7.08% for 2002 to 6.46% for 2003, as a result of the continuing decline in interest rates. However, this decline in yield was partially offset by a $27 million increase in the average portfolio balance. The Bank originated and purchased a total of $293 million in new loans in 2003, including approximately $210 million in the third and fourth quarters, resulting in a higher average earning volume despite continuing significant principal repayments.

        FBBH’s interest expense on deposits decreased by approximately $4.4 million from the year ended December 31, 2002 to the year ended December 31, 2003. This decrease was the result of declines in both the average balance and average rates paid in 2003 versus 2002. The Bank raised significant amounts of wholesale certificates of deposit in prior years to fund certain loan acquisitions, but has since permitted the run-off of the higher-rate CDs and utilized lower-costing debt facilities as its primary funding source. As a result, the average balance of deposits decreased by $27.5 million, from approximately $417.8 million for the year ended December 31, 2002 to $390.3 million for the year ended December 31, 2003. The average rate paid on the Bank’s deposits decreased by 85 basis points from 2002 to 2003.

        The Bank’s interest expense on borrowings for the year ended December 31, 2003 was approximately $11.3 million, compared with approximately $11.8 million for the year ended December 31, 2002. The decrease in 2003 was due to a 104-basis point decline in the average cost, from 4.65% in 2002 to 3.61% in 2003, reflecting the continuing declining interest-rate environment. The lower average cost in 2003 was partially offset by the higher average borrowing balance, as the Bank obtained additional FHLB advances to finance its earning-asset acquisitions.

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

        Based on its quarterly evaluations of the adequacy of its loan loss reserves, the Bank did not record a provision for loan losses in 2003 or 2002. In the second quarter of 2003, the Bank recaptured $0.75 million of loan loss reserves, primarily as a result of the sale of its performing mobile home loan portfolio.

Realized Gains (Losses)
        For the year ended December 31, 2003, the Bank realized gains totaling approximately $0.2 million on sales of $9.2 million of government agency mortgage-backed securities.

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

Compensation and Employee Benefits Expense
        The Bank’s compensation and benefits totaled approximately $4.6 million for 2003, compared with $4.0 million for 2002. The increase was due to an increase in the Bank’s employee head count from 2002 to 2003, primarily as a result of the expansion of its commercial lending operations.

Other Expenses
        The Bank’s other expenses totaled approximately $5.5 million for the year ended December 31, 2003, compared with $5.3 million for the year ended December 31, 2002. The increase resulted primarily from the accrual of $0.4 million for the settlement of litigation related to the Bank’s sale of its Bankcard operations in 2001 (see Item 3 – Legal Proceedings). In addition, the Bank incurred higher legal expenses in 2003 associated with this litigation. These increases were partially offset by decreases in other expense categories. The Bank’s occupancy expenses declined from the prior year due to the sublease of excess office space after the sale of its Bankcard division, and data processing expenses have dropped as a result of the Bank’s efforts to control overhead. In addition, depreciation expense has declined as certain equipment and leasehold improvements have become fully depreciated. The Bank did not record any impairment of its goodwill for the years ended December 31, 2003 or 2002, pursuant to its test on March 31 of both years. In addition, the Bank tested goodwill for impairment as of March 31, 2004 and determined that no impairment charge was required.

Changes in Financial Condition – First Bank of Beverly Hills

        Following are condensed statements of financial condition for FBBH as of December 31, 2003 and 2002:

                                                                   December 31,   December 31,
                                                                       2003           2002
                                                                   ------------   ------------
ASSETS:                                                               (Dollars in thousands)
Cash and cash equivalents .......................................  $     15,535   $     10,003
Mortgage-backed securities available for sale, at fair value ....       223,450        259,707
Other investment securities available for sale, at fair value ...        22,086         11,962
Investment securities held to maturity, at amortized cost .......         9,607             --
Loans, net ......................................................       610,890        486,821
Real estate owned, net ..........................................           267          1,040
Other assets ....................................................        24,351         24,545
                                                                   ------------   ------------
    Total assets ................................................  $    906,186   $    794,078
                                                                   ============   ============

LIABILITIES:
Deposits ........................................................  $    473,409   $    395,781
Short-term borrowings ...........................................        88,000         91,870
FHLB advances ...................................................       249,337        216,000
Other liabilities ...............................................        14,540         13,795
                                                                   ------------   ------------
    Total liabilities ...........................................       825,286        717,446

NET WORTH .......................................................        80,900         76,632
                                                                   ------------   ------------
    Total liabilities and net worth .............................  $    906,186   $    794,078
                                                                   ============   ============

        Mortgage-Backed and Other Securities Available for Sale. The Bank’s total portfolio of mortgage-backed securities (MBS) available for sale decreased by $36.3 million during the year ended December 31, 2003. This decrease was primarily due to $150.6 million in principal repayments and $3.4 million in unrealized losses, as the declining interest-rate environment continued to trigger significant paydowns on the loans underlying the securities in the portfolio. In addition, the Bank sold approximately $9.2 million of agency MBS in the third quarter. These portfolio decreases were partially offset by $129.4 million in purchases of AAA-rated and agency MBS, including $101.6 million in the third and fourth quarters.

        The Bank’s portfolio of other investment securities available for sale increased by approximately $10.1 million for the year ended December 31, 2003. The Bank purchased approximately $20.5 million of such securities in 2003, and, in the third quarter, transferred $9.6 million of FHLB bonds from its portfolio of securities available for sale to securities held to maturity.

        Loans, net. The Bank’s portfolio of loans, net of discounts and allowances, increased by approximately $124.1 million for the year ended December 31, 2003. The Bank originated $206.0 million of predominantly commercial mortgage loans and purchased an additional $86.9 million of multi-family, commercial and residential loans. These additions to the portfolio were partially offset by $159.9 million of principal repayments and $8.1 million of sales of loans during the year.

        Real Estate Owned, net. The Bank’s portfolio of real estate owned, net decreased by approximately $0.8 million in 2003, as a result of sales and write-downs of properties totaling $1.5 million, partially offset by $0.7 million in new acquisitions through foreclosures.

        Deposits. The Bank's deposits increased by approximately $77.6 million during the year ended December 31, 2003. This increase was due to a $118.5 million increase in the third and fourth quarters, consisting primarily of new wholesale and brokered certificates of deposit. The Bank used the funds generated by these new deposits primarily for commercial loan originations. As part of an ongoing strategy to reduce its cost of funds, the Bank generally seeks to utilize lower-costing debt facilities in lieu of deposits as its primary funding source, and, throughout 2002 and the first two quarters of 2003, permitted the run-off of higher-rate certificates of deposit. However, due to authorized limits on its FHLB advance borrowings, the Bank from time to time must raise new CDs to finance its acquisitions of interest-earning assets.

        Short-Term Borrowings. The Bank’s short-term borrowings decreased by approximately $3.9 million during the year ended December 31, 2003. This decrease was due to repayments of $166.9 million of repurchase agreements, partially offset by repurchase advances and renewals totaling $163 million. These borrowings are used primarily to finance the Bank’s purchases of mortgage-backed and other investment securities.

        FHLB Advances. The Bank’s FHLB advances increased by $33.3 million in 2003, as a result of $177.3 million of new advances during the period, partially offset by maturities of $144.0 million. The Bank’s FHLB advances are currently limited to 35% of its total assets as of the previous quarter-end.

        Net Worth. The Bank’s total net worth increased by approximately $4.3 million for the year ended December 31, 2003. The Bank earned net income for the year of $6.6 million, which was partially offset by a decline in after-tax unrealized gains of approximately $2.3 million on its portfolio of available-for-sale securities and hedging instruments.

Off-Balance Sheet Arrangements

        The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of risk in excess of the amount recognized in the balance sheet.

        At December 31, 2003 and 2002, the Bank had outstanding commitments to extend credit of approximately $53.6 million and $1.7 million, respectively. The Bank also had unfunded commitments under lines of credit of $0.5 million and $1.4 million at December 31, 2003 and 2002, respectively. These commitments expose the Bank to credit risk in excess of amounts reflected in the consolidated financial statements. The Bank receives collateral to support loans and commitments to extend credit for which collateral is deemed necessary.

Swap Agreement

        In 2002 the Bank entered into an interest rate swap agreement which effectively fixes the interest rate paid on $35 million, as of December 31, 2003 and 2002, of borrowings under reverse repurchase agreements. Under this agreement, the Bank receives a floating rate of interest and pays a fixed rate of interest. The fair value of the swap as of December 31, 2003 and 2002 was unfavorable by $257 thousand and $243 thousand, respectively. The swap qualifies for cash flow hedging for accounting purposes, and therefore, these amounts are shown, net of taxes, in accumulated other comprehensive income as unrealized losses. The swap expires in December 2004.

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

        The following table sets forth the Bank’s regulatory capital ratios at December 31, 2003.

Regulatory Capital Ratios

                                                                                 Amount Required
                                                                                   For Capital      To be Categorized
                                                                                    Adequacy                as
                                                                Actual              Purposes       "Well Capitalized"
                                                         ------------------   ------------------   -------------------
                                                          Amount     Ratio     Amount     Ratio     Amount      Ratio
                                                         ---------  -------   ---------  -------   ---------   -------
                                                                            (Dollars in thousands)
Total Capital to Risk-Weighted Assets (Risk-Based
    Capital)...........................................  $  83,995    12.2%   $  54,944   =>8.0%   $  68,679   =>10.0%
Tier 1 Capital to Risk-Weighted Assets.................     77,520    11.3%      Not Applicable       41,198   => 6.0%
Core Capital to Tangible Assets........................     77,520     8.6%      36,098   =>4.0%      45,122   => 5.0%
Tangible Capital to Tangible Assets....................     77,520     8.6%      13,537   =>1.5%       Not Applicable

Liquidity and Capital Resources

        Liquidity is the measurement of the Bank’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and make payments for general business purposes. The Bank’s sources of liquidity include wholesale and retail deposits, FHLB advances (up to 35% of the Bank’s total assets as of the previous quarter-end), repurchase agreements, whole loan and mortgage-backed securities sales, and net interest income. Liquidity in the Bank’s operations is actively managed on a daily basis and periodically reviewed by the Bank’s Board of Directors.

        At December 31, 2003 the Bank’s cash balances totaled approximately $15.5 million, compared with $10.0 million at December 31, 2002. The increase in cash was due primarily to principal repayments of loans and mortgage-backed securities and proceeds from new deposits and borrowings, partially offset by originations and purchases of new loans, purchases of mortgage-backed and other investment securities, and repayments of debt facilities.

        At December 31, 2003, the Bank had approximately $401.4 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending December 31, 2004 and thereafter amounted to approximately $353.3 million and $48.1 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Bank management continues its effort to reduce its exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of the Bank’s interest-earning assets.

        The Bank is party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents the Bank’s future financial obligations outstanding as of December 31, 2003:

                                          Payments due within time period at December 31, 2003
                                ------------------------------------------------------------------------
                                0-12 Months     1-3 Years      4-5 Years    After 5 Years      Total
                                ------------   ------------   ------------   ------------   ------------
                                                         (Dollars in thousands)
Short-term borrowings ........  $     48,000   $     40,000   $         --   $         --   $     88,000
Operating leases .............           589            649            508             --          1,746
FHLB advances ................        78,500        154,500         16,337             --        249,337
                                ------------   ------------   ------------   ------------   ------------
   Total .....................  $    127,089   $    195,149   $     16,845   $         --   $    339,083
                                ============   ============   ============   ============   ============

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

LOAN SERVICING OPERATIONS

        WFSG has conducted its Loan Servicing Operations through WCC, our servicing subsidiary which was formed pursuant to our June 10, 1999 reorganization. As discussed earlier, in January 2004 the Company entered into an agreement to sell WCC to Merrill Lynch Mortgage Capital Inc. The closing of this sale is expected to occur in the second quarter of 2004, subject to various conditions, including regulatory approvals. WCC’s results of operations have been removed from the Company’s results from continuing operations on the Consolidated Statements of Operations, and have been presented separately in a single caption as “Income (loss) from operations of subsidiary held for sale.”

        Some of WCC’s activities have been conducted with a co-investor which has participation interests in the returns generated by the assets that serve as collateral for the related borrowings. The share of such activities held by this co-investor is reflected as “Investor participation interest” in WCC's statements of operations.

        The following table compares WCC’s income before taxes for the years ended December 31, 2003 and 2002 (dollars in thousands).

                                                                  Year Ended December 31,
                                                         ------------------------------------------
                                                                                         Increase
                                                             2003           2002        (Decrease)
                                                         ------------   ------------   ------------
         Servicing income ............................   $     35,342   $     26,786   $      8,556
         Interest income .............................             70            302           (232)
         Net realized gains ..........................             75          1,904         (1,829)
         Other income (loss) .........................            541           (164)           705
                                                         ------------   ------------   ------------
         Total revenues ..............................         36,028         28,828          7,200
                                                         ------------   ------------   ------------
         Interest expense ............................            614            639            (25)
         Provision for loan losses ...................             --            166           (166)
         Compensation and employee benefits expense ..         22,669         18,747          3,922
         Other expenses ..............................          7,019          7,321           (302)
                                                         ------------   ------------   ------------
         Total provisions and expenses ...............         30,302         26,873          3,429
                                                         ------------   ------------   ------------
         Income before taxes..........................   $      5,726   $      1,955   $      3,771
                                                         ============   ============   ============

Servicing Income
        The components of WCC’s servicing income are reflected in the following table:

                                                                        Year Ended
                                                                       December  31,
                                                                ---------------------------
                                                                    2003           2002
                                                                ------------   ------------
                                                                   (Dollars in thousands)
         Servicing revenue ..................................   $     32,218   $     26,062
         Ancillary fees .....................................         10,277          6,672
         Amortization of mortgage servicing rights ..........         (4,687)        (2,693)
         Valuation adjustment for mortgage servicing rights..            305           (689)
         Custodial float ....................................          1,194          1,589
         Unreimbursed servicing expenses ....................         (1,339)          (778)
         Prepayment interest shortfall expense ..............         (2,626)        (3,377)
                                                                ------------   ------------
               Total servicing income .......................   $     35,342   $     26,786
                                                                ============   ============

        WCC’s total servicing income for the year ended December 31, 2003 was $35.3 million, compared with $26.8 million for the year ended December 31, 2002. The increase over the prior year was due primarily to the continuing growth in WCC’s servicing volume, as shown in the table below. Through new contractual agreements and servicing rights acquisitions, WCC increased its portfolio of serviced loans by approximately $2.4 billion in 2003, despite significant loan principal repayments precipitated by the continuing low-interest rate environment. As a result of this growth, WCC’s total servicing revenues and ancillary fees (including late charges) increased by approximately 30% from 2002 to 2003.

        The increase in WCC’s servicing income for the 2003 periods also reflects an adjustment of $1.3 million which was recorded in September 2003. This adjustment represents the reimbursement of deposits of interest made by WCC for prepaid serviced loans in excess of the amount actually owed by WCC. WCC had previously deposited these funds into custodial accounts in compliance with the related servicing agreements. However, the terms of the servicing agreements were subsequently clarified and retroactively applied, resulting in WCC’s recovery of these excess funds. The adjustment is reflected as a reduction to “prepayment interest shortfall expense” in the above table for the year ended December 31, 2003.

        Net servicing income has been negatively impacted by the prevailing low interest-rate environment, which has triggered extremely rapid prepayments of loans comprising our serviced asset base. These accelerated prepayments have resulted in significant amortization expense on our purchased mortgage servicing rights (PMSRs) over the past three years (though the increases from 2002 to 2003 shown above are attributable also to the larger portfolio volume). In addition, as a result of the continuing low interest rates, float income earned on deposit balances has declined from the prior year to the current.

        The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                                    December 31,   December 31,
                                                        2003           2002
                                                    ------------   ------------
                                                       (Dollars in thousands)
         Single-family residential ..............   $  5,973,070   $  3,668,401
         Multi-family residential ...............        116,119        121,908
         Commercial real estate .................        289,629        218,976
         Consumer and other .....................         71,135         78,880
                                                    ------------   ------------
               Total (1) ........................   $  6,449,953   $  4,088,165
                                                    ============   ============
(1)	WCC's servicing portfolio at December 31, 2003 and 2002 included approximately $0.3 billion unpaid principal balance of non-performing consumer loans in addition to those reflected in the above table.

Interest Income and Interest Expense
        WCC’s interest income was $70 thousand for the year ended December 31, 2003, compared with $0.3 million for the year ended December 31, 2002. The decrease in 2003 was due to a drop in loan volume as a result of WCC’s sales of $7.3 million unpaid principal balance of loans in 2002. WCC used the proceeds from the sale to pay down certain debt facilities, resulting in a corresponding decrease in interest expense on the related borrowings. However, WCC’s overall interest expense held constant at $0.6 million for 2002 and 2003, as the Company used new borrowings and its line of credit facility in 2003 to fund new servicing rights acquisitions and advances on new servicing arrangements.

Net Realized Gains
        WCC’s gains on sales totaled $75 thousand for the year ended December 31, 2003, compared with $1.9 million for the year ended December 31, 2002. WCC sold $7.3 million unpaid principal balance of loans in the second quarter of 2002, resulting in the $1.9 million gain. However, one half of this gain was shared with a co-investor and is included in other income (loss) as discussed below.

Other Income (Loss)
        The components of WCC’s other income (loss) are reflected in the following table:

                                                       Year Ended
                                                      December 31,
                                               ---------------------------
                                                   2003           2002
                                               ------------   ------------
         Other income (loss):                     (Dollars in thousands)
         Real estate owned, net ............   $        (20)  $        (56)
         Investor participation interest ...              2           (922)
         Other, net ........................            559            814
                                               ------------   ------------
             Total other income (loss) .....   $        541   $       (164)
                                               ============   ============

        The increase in WCC’s total other income for 2003 was a result of the $0.9 million of “Investor participation interest” expense recorded for the year ended December 31, 2002. This charge primarily reflects the co-investor’s share of WCC’s gain on its June 2002 sale of loans. WCC’s other, net consists primarily of miscellaneous gains from recoveries of servicer advances in excess of the advances’ carrying values.

Compensation and Employee Benefits Expense
        WCC’s compensation and employee benefits totaled $22.7 million for the year ended December 31, 2003, compared with $18.7 million for the year ended December 31, 2002. The increase in 2003 was due primarily to a continuing increase in WCC’s employee head count as a result of the growth of its loan servicing operations. Additionally, in the second quarter of 2003 some existing employees were transferred to WCC’s payroll as part of the Company’s reallocation of certain operating expenses among its business segments. Those employees will remain with WCC subsequent to its sale, and the Company will no longer incur their related compensation expense.

Other Expenses
        WCC’s other expenses totaled $7.0 million for the year ended December 31, 2003, a decrease of $0.3 million from 2002. The decrease was due primarily to a $0.2 million decline in legal expenses. In March 2002 we recorded an additional accrual for legal fees in connection with the settlement of litigation which arose from certain events prior to our 1999 restructuring.

Changes in Financial Condition – Wilshire Credit Corporation

        Following are condensed statements of financial condition for WCC as of December 31, 2003 and 2002:

                                                                   December 31,   December 31,
                                                                       2003           2002
                                                                   ------------   ------------
    ASSETS:                                                           (Dollars in thousands)
    Cash and cash equivalents ..................................   $        109   $      1,598
    Discounted loans, net ......................................            522            801
    Servicer advance receivables, net ..........................         22,972         21,035
    Purchased mortgage servicing rights, net ...................          8,519          4,256
    Other assets ...............................................         10,576          5,697
                                                                   ------------   ------------
        Total assets ...........................................   $     42,698   $     33,387
                                                                   ============   ============

    LIABILITIES:
    Short-term borrowings and investment financing .............   $      3,352   $      2,151
    Other liabilities ..........................................          9,542          8,134
                                                                   ------------   ------------
        Total liabilities ......................................         12,894         10,285

    NET WORTH ..................................................         29,804         23,102
                                                                   ------------   ------------
        Total liabilities and net worth ........................   $     42,698   $     33,387
                                                                   ============   ============

        Discounted Loans, net. WCC’s discounted loans, net decreased by approximately $0.3 million in 2003 primarily as a result of principal payments received during the current year.

        Servicer Advance Receivables, net. Servicer advance receivables, net increased by approximately $1.9 million during the year ended December 31, 2003. This increase resulted primarily from new senior lien advances made by WCC during the year, partially offset by recoveries of advances on loans previously made.

        Purchased Mortgage Servicing Rights, net. WCC’s Purchased mortgage servicing rights, net (PMSRs) increased by approximately $4.3 million for the year ended December 31, 2003. WCC purchased approximately $8.6 million of PMSRs associated with new servicing portfolio acquisitions during the year and also recorded a net recovery of $0.3 million of impairment charges previously taken. These increases were partially offset by amortization of PMSRs totaling $4.7 million for the year. For the year ended December 31, 2003, WCC recorded other than temporary impairment of PMSRs of $1.4 million, which reduced both the gross carrying value of the PMSRs and the PMSRs’ valuation allowance. The amount of the other than temporary impairment was determined by selecting an appropriate interest rate shock to estimate the amount of the PMSRs’ fair value that WCC might expect to recover in the foreseeable future. To the extent that the gross carrying value of the PMSRs exceeded the estimated recoverable amount, that portion of the gross carrying value was written off as an other than temporary impairment. Although the writedown had no impact on WCC’s results of operations or financial condition, it did reduce the gross carrying value of the PMSRs, which is used as the basis for PMSR amortization.

        Short-Term Borrowings and Investment Financing. WCC’s investment financing increased by approximately $1.2 million in 2003, as a result of $5.7 million of new borrowings to finance its acquisitions of servicing rights, offset by $4.5 million of repayments. WCC in 2003 also borrowed $8.5 million on its commercial bank line of credit to fund new servicer advances but repaid this credit line in full prior to year-end.

Liquidity and Capital Resources

        WCC’s sources of cash flow have included primarily servicing revenue and lines of credit from commercial banks. The availability of liquidity from our line of credit facilities has been subject to the Company’s maintenance of sufficient available collateral to pledge against such borrowings, and the Company has maintained sufficient capital under the credit agreements. WCC’s liquidity has been actively managed on a daily basis and periodically reviewed by the Company’s Board of Directors to ensure the maintenance of sufficient funds to meet WCC’s operating needs.

        At December 31, 2003, WCC’s liquidity (including cash and unused borrowings under credit facilities) totaled $18.8 million, compared with approximately $21.1 million at December 31, 2002. Adequate credit facilities and other sources of funding have been essential to the continuation of WCC’s ability to purchase servicing assets, secure new contractual servicing agreements, and to meet our advancing obligations under the servicing agreements.

        WCC is party to various contractual financial obligations, including the repayment of borrowings and operating leases. The table below presents WCC’s financial obligations outstanding as of December 31, 2003:

                                            Payments due within time period at December 31, 2003
                                -----------------------------------------------------------------------------
                                 0-12 Months      1-3 Years       4-5 Years     After 5 Years       Total
                                -------------   -------------   -------------   -------------   -------------
                                                           (Dollars in thousands)
Operating leases .............  $       1,117   $       1,876   $       2,014   $       4,473   $       9,480
Investment financing .........          3,190             162              --              --           3,352
                                -------------   -------------   -------------   -------------   -------------
   Total .....................  $       4,307   $       2,038   $       2,014   $       4,473   $      12,832
                                =============   =============   =============   =============   =============

        WCC’s obligation for the lease of the Company’s corporate offices in Beaverton, Oregon is guaranteed by WFSG. The Company is requesting that the landlord release this guaranty in connection with the sale of WCC to Merrill Lynch Mortgage Capital Inc. (expected to occur in the second quarter of 2004).

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

        The following table compares WFC’s income before taxes for the years ended December 31, 2003 and 2002 (dollars in thousands).

                                                                       Year Ended December 31,
                                                              ------------------------------------------
                                                                                              Increase
                                                                  2003           2002        (Decrease)
                                                              ------------   ------------   ------------
         Interest income ..................................   $      2,929   $      6,348   $     (3,419)
         Realized (losses) gains ..........................           (435)           523           (958)
         Other loss, net ..................................           (572)          (745)           173
                                                              ------------   ------------   ------------
         Total revenues ...................................          1,922          6,126         (4,204)
                                                              ------------   ------------   ------------
         Interest expense .................................             74            439           (365)
         Provision for loan losses ........................            211            255            (44)
         Compensation and employee benefits expense .......            543          1,065           (522)
         Other expenses ...................................            205            796           (591)
                                                              ------------   ------------   ------------
         Total provisions and expenses ....................          1,033          2,555         (1,522)
                                                              ------------   ------------   ------------
         Income before taxes ..............................   $        889   $      3,571   $     (2,682)
                                                              ============   ============   ============

Interest Income and Interest Expense
        WFC’s interest income was approximately $2.9 million for the year ended December 31, 2003, compared with $6.3 million for the year ended December 31, 2002. The decrease in 2003 was due to a decline in loan volume as a result of WFC’s sale of approximately $3.3 million unpaid principal balance of loans in June 2002 and also due to principal repayments. In addition, in the prior year WFC recorded approximately $0.3 million in additional loan interest income on the recovery of discounts and reserves on loans which terminated during that period. WFC’s interest on mortgage-backed securities declined by approximately $0.9 million from 2002 to 2003, due to the runoff of WFC’s MBS portfolio as a result of prepayments on the loans underlying the securities. WFC records the receipt of such payments directly to interest income, as its portfolio of securities has been written down to an amortized cost of zero.

        WFC’s interest expense decreased by approximately $0.4 million from the year ended December 31, 2002 to the year ended December 31, 2003. This decrease resulted from WFC’s repayments of debt facilities in June 2002 with the proceeds from the loan sale described above and also from the continuing decline in interest rates.

Realized (Losses) Gains
        WFC’s realized losses for the year ended December 31, 2003 reflect impairment charges taken on certain investments and a loss on a sale of loans. For the year ended December 31, 2002, WFC realized a gain from the sale of approximately $3.3 million unpaid principal balance of loans in June 2002. Since the loans sold were originally acquired with a co-investor, one half of the gain on sale was shared with the co-investor and included in “Investor participation interest” as discussed below.

Other Loss, Net
        The components of WFC’s other loss are reflected in the following table:

                                                     Year Ended
                                                    December 31,
                                             ---------------------------
                                                 2003           2002
                                             ------------   ------------
         Other loss:                           (Dollars in thousands)
         Real estate owned, net ..........   $        (57)  $         85
         Investor participation interest..           (207)          (834)
         Other, net ......................           (308)             4
                                             ------------   ------------
             Total other loss ............   $       (572)  $       (745)
                                             ============   ============

        Other loss includes the co-investor’s share of certain investment activities conducted with WFC, which is reported as “Investor participation interest” expense in the above table. The larger investor participation interest expense amount in 2002 primarily reflects the co-investor’s 50% share of the gain on WFC’s loan sale in June 2002.

Compensation and Employee Benefits Expense
        WFC’s compensation and employee benefits decreased by approximately $0.5 million from the year ended December 31, 2002 to the year ended December 31, 2003. As part of the Company’s reallocation of operating expenses among its business segments, certain employees’ compensation was transferred to WCC from WFC, commencing in the second quarter of 2003. Those employees will remain with WCC subsequent to its sale, and the Company will no longer incur their related compensation expense.

Other Expenses
        WFC’s other operating expenses decreased by approximately $0.6 million from the year ended December 31, 2002 to the year ended December 31, 2003. This decrease was primarily due to a decline in depreciation expense from the prior year to the current year, as a result of the transfer of certain fixed assets from WFC to WFSG’s other business segments.

Changes in Financial Condition – Wilshire Funding Corporation

        Following are WFC’s condensed statements of financial condition as of December 31, 2003 and 2002:

                                                                        December 31,   December 31,
                                                                            2003           2002
                                                                        ------------   ------------
ASSETS:                                                                   (Dollars in thousands)
Cash and cash equivalents ............................................  $         37   $      1,172
Mortgage-backed securities available for sale, at fair value .........           862          1,828
Discounted loans, net ................................................         3,817          5,829
Real estate owned, net ...............................................            --             61
Intercompany receivables .............................................        17,911         16,354
Other assets .........................................................           627          1,851
                                                                        ------------   ------------
    Total assets .....................................................  $     23,254   $     27,095
                                                                        ============   ============

LIABILITIES:
Investment financing .................................................  $        681   $      2,133
Other liabilities ....................................................         2,055          4,150
                                                                        ------------   ------------
    Total liabilities ................................................         2,736          6,283

NET WORTH ............................................................        20,518         20,812
                                                                        ------------   ------------
    Total liabilities and net worth ..................................  $     23,254   $     27,095
                                                                        ============   ============

        Mortgage-Backed Securities Available for Sale. WFC’s portfolio of mortgage-backed securities available for sale decreased by approximately $1.0 million during 2003 as a result of continuing paydowns on the underlying loan portfolio. WFC received $1.8 million in principal and interest repayments in the current year on its mortgage-backed securities, which have been written down to an amortized cost of zero. Consequently, any payments received on these securities are recorded directly to interest income.

        Discounted Loans, net. WFC’s discounted loans, net decreased by approximately $2.0 million for the year ended December 31, 2003, primarily as a result of $1.9 million of principal repayments and a loan loss provision of approximately $0.2 million.

        Intercompany Receivables. Intercompany receivables increased by approximately $1.6 million during the year ended December 31, 2003. This increase was primarily due to the ongoing transfer of funds from WFC to WFSG to meet the holding company’s operating costs, partially offset by WFC’s settlement of its tax obligation to WFSG for prior tax years.

        Other Assets. WFC’s other assets included $0.25 million and $0.7 million of PMSRs as of December 31, 2003 and 2002, respectively. For the year ended December 31, 2003, WFC recorded other than temporary impairment of PMSRs of $0.4 million, which reduced both the gross carrying value of the PMSRs and PMSRs’ valuation allowance. The amount of the other than temporary impairment was determined by selecting an appropriate interest rate shock to estimate the amount of the PMSRs’ fair value that WFC might expect to recover in the foreseeable future. To the extent that the gross carrying value of the PMSRs exceeded the estimated recoverable amount, that portion of the gross carrying value was written off as an other than temporary impairment. Although the writedown had no impact on WFC’s results of operations of financial condition, it did reduce the gross carrying value of the PMSRs, which is used as the basis for PMSR amortization.

        Investment Financing. WFC’s investment financing decreased by approximately $1.5 million during 2003, as a result of repayments of debt facilities which financed previous asset acquisitions.

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

        We no longer own subordinated mortgage-backed securities backed by loan pools serviced by unaffiliated third parties, and currently hold subordinated mortgage-backed securities only where we act as servicer of the loan pools backing these securities. At December 31, 2003 WFC held $0.9 million of such mortgage-backed securities.

        WFC has a financial obligation with a co-investor consisting of a line-of-credit borrowing which had an outstanding balance of $0.7 million at December 31, 2003. WFC’s obligation under this debt facility does not carry a fixed contractual maturity, but is repaid as cash flows on the underlying collateral are received.

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

Results of Operations – 2002 Compared to 2001

CONSOLIDATED RESULTS

        Our consolidated net income for the year ended December 31, 2002 was approximately $2.0 million, or $0.10 per diluted share, compared with $5.6 million, or $0.27 per diluted share, for the year ended December 31, 2001. During the year ended December 31, 2002, we recorded approximately $2.3 million in unrealized holding gains, net of taxes, on our portfolio of available-for-sale securities, resulting in total comprehensive income of approximately $4.3 million.

        Our consolidated stockholders’ equity at December 31, 2002 was $100.0 million ($4.97 per diluted share), an increase of $8.0 million over December 31, 2001 equity. This increase reflects the net income for the year, after-tax unrealized gains of approximately $2.3 million on our portfolio of available for sale securities and hedging instruments, and $1.0 million in tax benefits relating to losses generated in WFSG’s pre-reorganizational period. In addition, in July 2002 we converted our $7.69 million in subordinated debentures into approximately 3.4 million shares of common stock. These increases in stockholders’ equity were partially offset by our repurchase of approximately 1.5 million shares of our common stock in July 2002 for $5.1 million.

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

- Our banking subsidiary, First Bank of Beverly Hills, F.S.B., recorded $3.6 million in impairment charges related to three interest-only mortgage-backed securities (I/Os) held as an economic hedge against a potential increase in interest rates. Subsequent to recording the impairment write-downs, the Bank sold the I/Os in the third and fourth quarters of 2002 for a net realized gain of $0.7 million.

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

        The above factors were partially offset by the following developments in 2002:

- Our majority share of the income from our loan servicing subsidiary, WCC, increased by $1.7 million from 2001 to 2002. As a result of WCC’s impending sale, its operating results are presented separately under the caption “Income (loss) from operations of subsidiary held for sale” in the accompanying consolidated statements of operations.

- Net interest income increased by $2.6 million, as we more effectively deployed capital and, to a lesser extent, excess liquidity, and invested in high-quality interest-earning assets.

- WFSG in October 2002 purchased the 49.99% minority interest in WCC from CCL’s receiver for $10.5 million. As a result, WFSG now owns 100% of WCC and no longer reflects an adjustment for minority interest in the consolidated financial statements. This purchase was completed pursuant to the litigation settlement agreement discussed earlier. We financed this acquisition primarily through the issuance of $20 million, 30-year, floating-rate subordinated debt in July 2002.

        Effective the second quarter of 2003, the Company redefined its operating segments in order to reflect a complete separation of its investment operations from its servicing operations. The following discussion has been revised from the prior year to reflect the new segmentation. Consequently, the operating results of the Company’s investment subsidiary, WFC, are reported and discussed as an individual business segment (“Mortgage Investments”), separate from those of its loan servicing subsidiary, WCC (“Loan Servicing”). (In prior periods, the results of WCC and WFC were combined into one operating segment known as “Specialty Servicing and Finance Operations”.)

FIRST BANK OF BEVERLY HILLS, F.S.B.

        The following table compares income before taxes for FBBH for the years ended December 31, 2002 and 2001 (dollars in thousands):

                                                                       Year Ended December 31,
                                                              ------------------------------------------
                                                                                              Increase
                                                                  2002           2001        (Decrease)
                                                              ------------   ------------   ------------
         Interest income ..................................   $     45,899   $     52,008   $     (6,109)
         Interest expense .................................         27,445         34,480         (7,035)
                                                              ------------   ------------   ------------
         Net interest income ..............................         18,454         17,528            926
         Recapture of loan losses .........................             --         (1,730)         1,730
                                                              ------------   ------------   ------------
         Net interest income after recapture of
            loan losses ...................................         18,454         19,258           (804)
         Realized (losses) gains ..........................         (1,354)           624         (1,978)
         Other income .....................................            253          8,521         (8,268)
         Compensation and employee benefits expense .......          3,985          8,125         (4,140)
         Other expenses ...................................          5,348          7,737         (2,389)
                                                              ------------   ------------   ------------
         Income before taxes ..............................   $      8,020   $     12,541   $     (4,521)
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

        The Bank’s interest income on loans decreased by $12.8 million from the year ended December 31, 2001 to the year ended December 31, 2002. The decline in interest rates throughout both years triggered both a continuing downward repricing of FBBH’s adjustable-rate loans and an acceleration of prepayments on its fixed-rate loans. As a result, the Bank’s average yield on loans decreased by 111 basis points, from 8.19% to 7.08%, from 2001 to 2002, and the weighted-average loan balance declined by $90.6 million over the same periods. The Bank received $182.0 million in repayments on its loans in 2002, or approximately 34% of the ending balance at December 31, 2001, compared with new loan originations of $70.8 million during the year. To mitigate the effects of this run-off, the Bank purchased approximately $74.7 million in commercial and multi-family mortgage loans during 2002, including two portfolios totaling $38.9 million in the fourth quarter.

        FBBH’s interest expense on deposits decreased by $9.2 million from the year ended December 31, 2001 to the year ended December 31, 2002. This decrease was a result of declines in both the average balance and average rates paid. The Bank raised significant amounts of certificates of deposit throughout 2001 to fund certain loan acquisitions in that year but has since permitted the run-off of the higher-rate CDs to reduce its overall cost of funds. As a result, the average balance of deposits decreased by $45.1 million from 2001 to 2002. In addition, the average rate paid on deposits declined by 163 basis points, from 5.38% to 3.75%, for the same periods.

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

Realized (Losses) Gains
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

Compensation and Employee Benefits Expense
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

Regulatory Capital Requirements

        Federally insured savings associations such as FBBH are required to maintain minimum levels of regulatory capital. Those standards generally are as stringent as the comparable capital requirements imposed on national banks. The OTS indicated that the capital level of FBBH exceeded the minimum requirement for “well capitalized” status under provisions of the Prompt Corrective Action Regulation.

        The following table sets forth the Bank’s regulatory capital ratios at December 31, 2002.

                                                                           Regulatory Capital Ratios

                                                                                   Amount Required
                                                                                     For Capital       To be Categorized
                                                                                       Adequacy                 as
                                                                  Actual               Purposes       "Well Capitalized"
                                                          -------------------   -------------------   -------------------
                                                            Amount     Ratio      Amount     Ratio      Amount     Ratio
                                                          ----------  -------   ----------  -------   ----------  -------
                                                                                 (Dollars in thousands)
Total Capital to Risk-Weighted Assets (Risk-Based
    Capital)............................................  $   76,792     15.7%  $   39,155    =>8.0%  $   48,943   =>10.0%
Tier 1 Capital to Risk-Weighted Assets..................      70,662     14.4%       Not Applicable       29,361   => 6.0%
Core Capital to Tangible Assets.........................      70,662      9.0%      31,546    =>4.0%      39,432   => 5.0%
Tangible Capital to Tangible Assets.....................      70,662      9.0%      11,830    =>1.5%       Not Applicable

LOAN SERVICING OPERATIONS

        WFSG has conducted its Loan Servicing Operations through WCC, our servicing subsidiary which was formed pursuant to our June 10, 1999 reorganization. Some of WCC’s activities have been conducted with a co-investor which has participation interests in the returns generated by the assets that serve as collateral for the related borrowings. The share of such activities held by this co-investor is reflected as “Investor participation interest” in the Company’s consolidated statements of operations.

        The following table compares WCC’s income (loss) before taxes for the years ended December 31, 2002 and 2001 (dollars in thousands).

                                                                            Year Ended December 31,
                                                                   ------------------------------------------
                                                                                                   Increase
                                                                       2002           2001        (Decrease)
                                                                   ------------   ------------   ------------
         Servicing income ......................................   $     26,786   $     18,453   $      8,333
         Interest income .......................................            302          1,194           (892)
         Net realized gains ....................................          1,904            560          1,344
         Other (loss) income ...................................           (164)         1,458         (1,622)
                                                                   ------------   ------------   ------------
         Total revenues ........................................         28,828         21,665          7,163
                                                                   ------------   ------------   ------------
         Interest expense ......................................            639            785           (146)
         Provision for loan losses .............................            166             17            149
         Compensation and employee benefits expense ............         18,747         14,500          4,247
         Other expenses ........................................          7,321          7,657           (336)
                                                                   ------------   ------------   ------------
         Total provisions and expenses .........................         26,873         22,959          3,914
                                                                   ------------   ------------   ------------
         Income (loss) before taxes ............................   $      1,955   $     (1,294)  $      3,249
                                                                   ============   ============   ============

Servicing Income
        The components of WCC’s servicing income are reflected in the following table:

                                                                                     Year Ended
                                                                                    December  31,
                                                                             ---------------------------
                                                                                 2002           2001
                                                                             ------------   ------------
         Servicing revenue ...............................................   $     26,062   $     19,740
         Ancillary fees ..................................................          6,672          4,986
         Amortization of mortgage servicing rights .......................         (2,693)        (4,310)
         Valuation adjustment for mortgage servicing rights ..............           (689)        (1,552)
         Custodial float .................................................          1,589          2,439
         Unreimbursed servicing expenses .................................           (778)          (320)
         Prepayment interest shortfall expense ...........................         (3,377)        (2,530)
                                                                             ------------   ------------
               Total servicing income ....................................   $     26,786   $     18,453
                                                                             ============   ============

        WCC’s total servicing income for the year ended December 31, 2002 was $26.8 million, compared with $18.5 million for the year ended December 31, 2001. WCC’s servicing operations grew significantly in 2002 over the 2001 levels, as shown by the portfolio totals in the table below, due to new contractual flow agreements and, to a lesser extent, servicing rights acquisitions. As a result of this continued expansion, WCC’s gross servicing revenue and ancillary fees (primarily late charges and prepayment penalties) increased by approximately 32% and 34%, respectively, from 2001 to 2002.

        However, the decline in mortgage interest rates throughout 2001 and 2002 continued to have an adverse effect on our net servicing income. As interest rates fell, the prepayment rates on the underlying loans in our servicing portfolio reached unusually high levels, though the prepayments slowed somewhat in 2002 as compared with 2001. As a result of these rapid repayments, we continued to record significant amortization expense on our purchased mortgage servicing rights (PMSRs). Our amortization of PMSRs was approximately $2.7 million for the year ended December 31, 2002, compared with $4.3 million for 2001. In addition, we recorded further valuation allowances on our PMSRs of $0.7 million and $1.6 million for 2002 and 2001, respectively. As a result of underlying loan prepayments, we also incurred an increase in the interest we are required to pay to securitization trusts (“prepayment interest shortfall expense”) under our servicing agreements. Further, the decline in interest rates adversely affected our float income earned on deposit balances, which decreased by $0.85 million in 2002 as compared with 2001.

        The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

                                          December 31,   December 31,
                                              2002           2001
                                          ------------   ------------
                                             (Dollars in thousands)
         Single-family residential ....   $  3,668,401   $  3,020,267
         Multi-family residential .....        121,908        141,297
         Commercial real estate .......        218,976        192,275
         Consumer and other ...........         78,880         90,497
                                          ------------   ------------
               Total (1) ..............   $  4,088,165   $  3,444,336
                                          ============   ============
(1)	WCC's servicing portfolio at December 31, 2002 included approximately $0.3 billion unpaid principal balance of non-performing consumer loans in addition to those reflected in the above table.

Interest Income and Interest Expense
        WCC’s interest income was $0.3 million for the year ended December 31, 2002, compared with $1.2 million for the year ended December 31, 2001. The decrease in 2002 was due to a drop in loan volume as a result of both portfolio runoff and a sale of $7.3 million unpaid principal balance of loans in June 2002. WCC used the proceeds from the sale to pay down the related debt facility, contributing to a decrease in interest expense. However, the overall decline in WCC’s interest expense from 2001 to 2002 was only $146 thousand, significantly less than the decline in interest income. The smaller decrease in interest expense was a result of additional borrowings in 2002 to fund new servicing rights acquisitions and advances on new servicing arrangements.

Net Realized Gains
        WCC’s net realized gains totaled $1.9 million for the year ended December 31, 2002, compared with $0.6 million for the year ended December 31, 2001. WCC sold $7.3 million unpaid principal balance of loans in the second quarter of 2002, resulting in the $1.9 million gain. However, one half of this gain was shared with a co-investor and is included in other (loss) income as discussed below.

Other (Loss) Income
        The components of WCC’s other (loss) income are reflected in the following table:

                                                             Year Ended
                                                            December 31,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
         Other (loss) income:
         Real estate owned, net .................   $        (56)  $        (21)
         Investor participation interest ........           (922)          (739)
         Other, net .............................            814          2,218
                                                    ------------   ------------
             Total other (loss) income ..........   $       (164)  $      1,458
                                                    ============   ============

        WCC’s $0.9 million of “Investor participation interest” expense for 2002 includes the co-investor’s share of WCC’s gain on its June 2002 loan sale, as discussed above. WCC’s other, net consists primarily of miscellaneous gains from recoveries of servicer advances in excess of the advances’ carrying values. In 2001, WCC recorded larger gains on such recoveries, in addition to a gain of $0.4 million on a sale of PMSRs.

Compensation and Employee Benefits Expense
        WCC’s compensation and employee benefits totaled $18.7 million for the year ended December 31, 2002, compared with $14.5 million for the year ended December 31, 2001. The higher expenses in 2002 were due to a significant increase in WCC’s employee head count from 2001 to 2002, reflecting the growth in the volume of our servicing business.

Other Expenses
        WCC’s other expenses totaled $7.3 million for the year ended December 31, 2002, compared with $7.7 million for the year ended December 31, 2001. This decrease was due to a decline in legal expenses from 2001 to 2002. In September and December 2002, pursuant to analyses of the legal accrual and our estimated future expenses, we reduced by $0.7 million our reserves for legal fees. In 2001, in contrast, we incurred significant legal expenses as the litigation and settlement negotiations were proceeding.

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

        The following table compares WFC’s income (loss) before taxes for the years ended December 31, 2002 and 2001 (dollars in thousands).

                                                                        Year Ended December 31,
                                                              ------------------------------------------
                                                                                              Increase
                                                                  2002           2001        (Decrease)
                                                              ------------   ------------   ------------
         Interest income ..................................   $      6,348   $      4,111   $      2,237
         Net realized gains (losses) ......................            523           (504)         1,027
         Other loss .......................................           (745)          (908)           163
                                                              ------------   ------------   ------------
         Total revenues ...................................          6,126          2,699          3,427
                                                              ------------   ------------   ------------
         Interest expense .................................            439            572           (133)
         Provision for (recapture of) loan losses .........            255            (71)           326
         Compensation and employee benefits expense .......          1,065            989             76
         Other expenses ...................................            796          1,624           (828)
                                                              ------------   ------------   ------------
         Total provisions and expenses ....................          2,555          3,114           (559)
                                                              ------------   ------------   ------------
         Income (loss) before taxes .......................   $      3,571   $       (415)  $      3,986
                                                              ============   ============   ============

Interest Income and Interest Expense
        WFC’s interest income was approximately $6.3 million for the year ended December 31, 2002, compared with $4.1 million for the year ended December 31, 2002. The increase in 2002 was due primarily to an increase of approximately $1.5 million in interest on WFC’s portfolio of mortgage-backed securities. WFC received significant cash repayments on its portfolio in the third and fourth quarters of 2002, including $1.8 million of payments beyond the carrying values of two securities which WFC recorded directly to interest income.

        WFC’s interest income on loans increased by $0.9 million from 2001 to 2002, due to an increase in average loan volume in 2002. WFC purchased $10.6 million unpaid principal balance of loans in August 2001 and sold a portion of this portfolio in June 2002, resulting in the higher average balance for 2002. In addition, in the first quarter of 2002 WFC recorded $0.3 million in loan interest income on the recovery of discounts and reserves on loans that terminated during that period.

        WFC’s interest expense was $0.4 million for the year ended December 31, 2002, compared with $0.6 million for the year ended December 31, 2001. This decrease resulted from WFC’s repayments of debt facilities in June 2002 with the proceeds from the loan sale described above and also from the continuing decline in interest rates.

Net Realized Gains (Losses)
        WFC recorded net realized gains of $0.5 million for 2002, primarily as a result of a $0.6 gain from the sale of approximately $3.3 million unpaid principal balance of loans in June 2002. Since the loans sold were originally acquired with a co-investor, one half of the gain on sale was shared with the co-investor and included in “Investor participation interest” as discussed below. This gain was partially offset by a $0.1 million impairment charge taken on miscellaneous investments. For the year ended December 31, 2001 WFC’s net realized losses were $0.5 million, reflecting primarily a write-down in the carrying value of certain investments.

Other Loss
        The components of WFC’s other loss are reflected in the following table:

                                                     Year Ended
                                                    December 31,
                                             ---------------------------
                                                 2002           2001
                                             ------------   ------------
                                                (Dollars in thousands)
         Other loss:
         Real estate owned, net ..........   $         85   $       (144)
         Investor participation interest..           (834)          (297)
         Other, net ......................              4           (467)
                                             ------------   ------------
             Total other loss ............   $       (745)  $       (908)
                                             ============   ============

        Other loss includes the co-investor’s share of certain investment activities conducted with WFC, which is reported as “Investor participation interest” expense in the above table. The larger investor participation interest expense amount in 2002 primarily reflects the co-investor’s 50% share of the gain on WFC’s loan sale in June 2002.

Compensation and Employee Benefits Expense
        WFC’s compensation and employee benefits increased by $76 thousand 2001 to 2002, largely as a result of increased costs relating to employee benefits and taxes.

Other Expenses
        WFC’s other operating expenses decreased by approximately $0.8 million from the year ended December 31, 2002 to the year ended December 31, 2003. The largest decline, approximately $0.5 million, occurred in legal expenses as a result of the litigation settlement agreement which was reached on May 13, 2002. Throughout 2001 we incurred significant legal fees as the settlement negotiations were proceeding. WFC’s depreciation expense decreased by approximately $0.15 million from 2001 to 2002 as certain fixed assets became fully depreciated.

HOLDING COMPANY AND MISCELLANEOUS OPERATIONS

        Our Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to our Banking Operations, Loan Servicing Operations or Mortgage Investment Operations, and also includes eliminations of intercompany accounts and transactions. Primary sources of liquidity include funds available from the Company’s wholly-owned non-bank subsidiaries, proceeds from the July 2002 issuance of junior subordinated debt, and payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has limited the amount of these payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company. In February 2002, the Bank remitted $0.7 million to the Company for a portion of its 2001 liability under the foregoing formula. WFSG will continue to depend on its non-Bank subsidiaries to meet its liquidity needs.

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

        The Committees are authorized to utilize financial techniques to assist them in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the “notional amount”) for a specified period without the exchange of the underlying principal amount. The Bank has entered into a $35 million notional principal amount interest rate swap agreement, which became effective in December 2002 and matures in December 2004. Pursuant to the agreement, the Bank will pay interest at a fixed rate of 2.22% and receive quarterly interest payments at the three-month LIBOR rate.

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

        The following table quantifies the potential changes in the Company’s net portfolio value at December 31, 2003, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

                                     Interest Rate Sensitivity of Net Portfolio Value

                                                    Net Portfolio Value            NPV as % of Assets
                                            ----------------------------------   ----------------------
                                            $  Amount   $  Change     % Change   NPV Ratio     Change
                                            ---------   -----------   --------   ---------   ----------
            Change in Rates                         (Dollars in thousands)
          +300bp.........................   $  95,596   $   (27,855)      (23)%      10.35%        (228) bp
          +200bp.........................     105,165       (18,286)      (15)       11.17         (146) bp
          +100bp.........................     115,027        (8,424)       (7)       11.98          (65) bp
             0bp.........................     123,451            --        --        12.63           --
          -100bp.........................     124,637         1,186         1        12.62           (1) bp
          -200bp.........................     120,734        (2,717)       (2)       12.17          (46) bp
          -300bp.........................     120,887        (2,564)       (2)       12.13          (50) bp

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

        We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements:

•      Mortgage-Backed and Other Investment Securities Available for Sale. The Company’s mortgage-backed and other investment securities available for sale are reported at their current fair market value. In determining current fair value when quotes from third parties are not available, we estimate the present value of the anticipated cash flows of the securities based on certain assumptions, including the amount and timing of future repayments, the discount rate to be used, and default rates and expected losses on the loans underlying the securities. If the change in market value is considered temporary, the unrealized holding gains and losses are reported net of tax, when applicable, as a separate component of accumulated other comprehensive income in stockholders’ equity. In the event of a decline in market value, management must evaluate whether the decline is temporary in nature or other than temporary. Declines that are considered other than temporary are reflected as “Market valuation losses and impairments” in the consolidated statements of operations and not as a direct reduction to stockholders’ equity. The Company’s portfolio of mortgage-backed and other investment securities available for sale increased significantly over the past two years and, as of December 31, 2003, represented more than 25% of consolidated total assets. Consequently, fluctuations in the securities’ values can have a significant impact on our financial condition and results of operations.

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

        When the Bank increases the allowance for loan losses related to loans, it records a corresponding increase to the provision for loan losses in the statement of operations. The OTS, as part of its examination process, periodically reviews the Bank’s allowances for losses and the carrying values of its assets. There can be no assurance that the OTS will not require additional reserves following future examinations.

        When our Mortgage Investment Operations acquire pools of discounted loans, we record an increase to the allowance for loan losses by allocating a portion of the purchase discount deemed to be associated with measurable credit risk. Amounts allocated to the allowance for loan losses from purchase discounts do not increase the provision for loan losses recorded in the statement of operations; rather they decrease the amounts of the purchase discounts that are accreted into the interest income over the lives of the loans. If, after the initial allocation of the purchase discount to the allowance for loan losses, management subsequently identifies the need for additional allowances against discounted loans, the additional allowances are established through charges to the provision for loan losses.

•      Purchased Mortgage Servicing Rights. In determining the fair value of purchased mortgage servicing rights (PMSRs) presented in the accompanying consolidated financial statements, we make assumptions of market discount rates, prepayment speeds, default rates and related servicing costs which affect the estimated present value of future cash flows. Changes in these assumptions and economic factors may result in increases or decreases in the carrying value of our PMSRs and increases or decreases in the amortization of PMSRs and valuation allowances related to PMSRs.

•      Income Taxes. At December 31, 2003, we had a total deferred tax asset of approximately $48.2 million, net of deferred tax liabilities. This asset represents the tax effect of future deductible or taxable amounts and is attributable to carryforwards, such as net operating losses and capital losses, and also to temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the Company’s income tax returns. In accounting for the deferred tax asset, we apply Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the deferred tax asset annually and, based on our evaluation at year-end 2003, we have recorded a valuation allowance of approximately $30.1 million. The net deferred tax asset, $18.1 million, is reported as an asset in our consolidated statement of financial condition as of December 31, 2003. We currently believe that it is more likely than not that this portion of the deferred tax asset will be realized. However, there can be no assurance that the amount, if any, that we ultimately realize will not differ materially from our assessment. As portions of the deferred tax asset are realized and the valuation allowance is reduced, the related benefits, to the extent they relate to our post-reorganizational period, are recorded as a deferred tax benefit in our consolidated statements of operations. As benefits relating to our pre-reorganizational period are realized, they are recorded as a direct increase to stockholders’ equity.

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

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

        See Item 7—Qualitative and Quantitative Disclosures About Market Risk —Asset and Liability Management—of Part II of this Report.

ITEM 8. Financial Statements and Supplementary Data

        See Item 15 of Part IV of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

ITEM 9A. Controls and Procedures

Evaluation of Controls and Procedures

        We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. This evaluation included a review of Wilshire Credit Corporation’s process of periodically reconciling its servicer advance receivables. The Company and its auditors have identified an internal control deficiency related to the reconciliation of servicer advances and concluded that it constituted a material weakness for the year ended December 31, 2003. The Company’s CEO/CFO has directed management to take appropriate corrective measures. Based on the foregoing, our CEO/CFO concluded that other than this deficiency, the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

Changes in internal controls

        There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of that evaluation.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        The following sets forth information about the executive officers and directors of the Company as of March 1, 2004. The business address of each executive officer and director is the address of the Company, 14523 SW Millikan Way, Suite 200, Beaverton, OR 97005, and each executive officer and director is a United States citizen, unless otherwise noted.

Directors

        Larry B. Faigin, age 61, was appointed to the Board of Directors in June 1999 and has been Chairman since September 1999. In June 2003, Mr. Faigin was re-elected to a one-year term. Mr. Faigin is President and Chief Executive Officer of China Housing Partners, LLC, a residential developer in China. Previously, he was President and Chief Executive Officer of GreenPark Remediation, LLC, a company that specializes in acquiring environmentally-impacted land and remediating and improving the property for further development. He also has served as a consultant to Chevron Corporation, and as Chief Executive Officer and Director of Wood Brothers Homes, Inc.

        Howard Amster, age 56, has been a director of the Company since November 2001 and, in June 2003, was re-elected to a one-year term. Mr. Amster is a professional real estate operator. Mr. Amster is a principal of Ramat Securities Ltd., a Cleveland-based investment firm. Previously, Mr. Amster was an investment consultant with First Union Securities (formerly Kemper Securities) from 1992 to June 2000. From June 1979 to 1991, Mr. Amster was co-manager of a convertible bond hedging department at Kemper Securities. Mr. Amster is also a director of Horizon Group Properties, Inc., Maple Leaf Financial, and Astrex Inc., and previously served as a director of American Savings of Florida.

        Robert M. Deutschman, age 46, has been a director of the Company since June 1999 and, in June 2003, was re-elected to a one-year term. Mr. Deutschman is a Managing Director of Cappello Capital Corp., a financial service and advisory company which engages in merchant banking, venture capital and investment banking. Prior to joining Cappello, Mr. Deutschman was a Managing Director of Saybrook Capital Corp. From 1991 until 1994, Mr. Deutschman was a Senior Vice President and Director of Principal Investments in the Public Finance Group of Houlihan Lokey Howard & Zukin.

        Stephen P. Glennon, age 59, has been the Company’s Chief Executive Officer since September 1999, its Chief Financial Officer since April 2003, and a director since December 1999. In June 2003, he was re-elected to a one-year term on the Board of Directors. From 1994 until joining the Company, Mr. Glennon served as Chief Executive Officer of Glennon Associates, a firm of private investment bankers specializing in financial restructuring and turnaround management of financial sector companies. Mr. Glennon previously served as an investment banker with Lehman Brothers, N.Y. and Lepercq, de Neuflize & Co., N.Y. Mr. Glennon currently serves as a director of New Water Street Corporation, N.Y. and Alabama Real Estate Holdings, N.Y.

        Robert H. Kanner, age 56, has been a director of the Company since January 2002 and, in June 2003, was re-elected to a one-year term. From 1987 until the present, Mr. Kanner has been Chairman of the Board and President of Pubco Corporation, a manufacturer and marketer of labeling products and supplies and specialized construction products, and has been that company’s President and a director since 1983.

        Edmund M. Kaufman, age 74, has been a director of the Company since March 2000 and, in June 2003, was re-elected to a one-year term. Mr. Kaufman is a private investor and the owner of a bookstore specializing in mystery and crime fiction. Previously, Mr. Kaufman was a partner with the law firm of Irell & Manella LLP for thirty-six (36) years, specializing in mergers and acquisitions and corporate finance. Mr. Kaufman is a director emeritus of the Los Angeles Opera, and is a member of the Board of Trustees of the Friends of the University of California Press.

        Daniel A. Markee, age 46, has been a director of the Company since June 1999 and, in June 2003, was re-elected to a one-year term. Mr. Markee is a principal of LendSource, Inc., a firm specializing in the origination of first mortgage, home equity and consumer installment debt. From 1993 until 1997, Mr. Markee was involved in the real estate investment business as President of Forterra, Inc., and as a principal of Euro-American Partners, Inc.

Executive Officers

        Stephen P. Glennon, age 59, has been the Company's Chief Executive Officer since September 1999, its Chief Financial Officer since April 2003, and a director since December 1999. From 1994 until joining the Company, Mr. Glennon served as Chief Executive Officer of Glennon Associates, a firm of private investment bankers specializing in financial restructuring and turnaround management of financial sector companies. Mr. Glennon previously served as an investment banker with Lehman Brothers, N.Y. and Lepercq, de Neuflize & Co., N.Y. Mr. Glennon currently serves as a director of New Water Street Corporation, N.Y. and Alabama Real Estate Holdings, N.Y.

        Joseph W. Kiley III, age 48, has been President and Chief Executive Officer of FBBH since September 2001 and a director of FBBH since November 2001. From March 2001 until this appointment, Mr. Kiley served as the Bank's Executive Vice President and Chief Financial Officer. Prior to joining the Bank, Mr. Kiley was Executive Vice President of Operations and Chief Financial Officer of National Mercantile Bancorp, the parent of Mercantile National Bank in Century City, California from July 1996 to February 2001. Previously, Mr. Kiley was Chief Financial Officer of Hancock Savings Bank, F.S.B. in Los Angeles, California from 1992 to 1996. Mr. Kiley is a Certified Public Accountant.

        Jay H. Memmott, age 42, has been President and Chief Executive Officer of Wilshire Credit Corporation since November 1999. Prior to his appointment as President, Mr. Memmott served as Vice President in charge of Loan Servicing of the Company’s prior affiliated servicer from August 1997 to November 1999. From April 1990 to August 1997, Mr. Memmott served as a Vice President of Coast Federal Bank in Los Angeles, California.

        Bradley B. Newman, age 42, has been Executive Vice President, Capital Markets since July 2002. Previously, Mr. Newman was Senior Vice President, Capital Markets from November 1999 to July 2002 and Vice President, Capital Markets/Securitization for the Company from August 1998 to November 1999. From September 1995 to August 1998, Mr. Newman was Chief Operating Officer of J.G. Newman Co., an insurance underwriter.

        Mark H. Peterman, age 56, has been the Company’s Executive Vice President, Legal Counsel and Secretary since November 1999. Mr. Peterman served as Senior Vice President and Legal Counsel from July 1998 through November 1999. Previously, Mr. Peterman was a partner in the law firm of Stoel Rives LLP between 1975 and July 1998.

        Russell T. Campbell, age 40, has been Senior Vice President, Acquisitions since April 2000. Mr. Campbell held several management positions at the Company from 1997 to April 2000. From 1992 to 1997, he was Chief Financial Officer for Oregon Business Media. Prior to 1992, Mr. Campbell was a CPA working in the commercial real estate industry.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and executive officers, and beneficial owners of more than 10% of the common stock of such company, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company’s securities. To the knowledge of the Company, no director, officer, or beneficial owner of more than 10% of the Company’s Common Stock failed to timely furnish reports required of such person by Section 16(a) on Forms 3, 4 and 5 during the year ended December 31, 2003.

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

        Upon joining the Board, each non-employee director was granted an option to purchase 30,000 shares of common stock at a price per share equal to the fair market value of the shares of common stock on the grant date. Through the year ended December 31, 2002, following their re-election to the board at the annual meeting, the directors received options to purchase an additional 20,000 shares of WFSG common stock. In April 2003, the Board of Directors revised the Company’s 1999 Equity Participation Plan to remove the automatic annual grant of stock options to directors upon their re-election to the board. All options granted to the directors vest in thirds on each anniversary of the grant date.

Executive Compensation Table

        The following table sets forth the total compensation paid or accrued by the Company for services rendered during the year ended December 31, 2003 to the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company who were serving as executive officers at December 31, 2003.

                                                                                                         Long-Term
                                                                         Annual Compensation            Compensation
                                                                 ------------------------------------    ----------
                                                                                             Other       Securities
                                                                                             Annual      Underlying
Name and Principal Position                            Year      Salary ($)   Bonus ($)     Comp.($)   Options/SARs(#)
---------------------------                            ----      ----------   ----------   ----------    ----------
Stephen P. Glennon..................................   2003      $  279,583   $       --   $ 36,000(1)           --
   Chief Executive Officer                             2002      $   83,337   $  100,000   $ 53,110(2)      300,000
                                                       2001      $       24   $  250,000   $ 74,583(3)           --

Jay H. Memmott......................................   2003      $  265,636   $  275,000         --              --
   Chief Executive Officer and President,              2002      $  250,000   $  250,000         --              --
   Wilshire Credit Corporation                         2001      $  225,224   $  175,000         --         100,000

Bradley B. Newman...................................   2003      $  234,524   $  250,000         --              --
   Executive Vice President, Capital Markets           2002      $  225,000   $  250,000         --              --
                                                       2001      $  190,000   $  125,000         --         125,000

Mark H. Peterman....................................   2003      $  257,668   $  200,000         --              --
   Executive Vice President, Legal Counsel             2002      $  250,000   $  180,555         --              --
   and Secretary                                       2001      $  258,249   $   70,000         --          10,000

Joseph W. Kiley III.................................   2003      $  275,000   $  165,000         --              --
   Chief Executive Officer and President,              2002      $  200,000   $   80,000         --              --
   First Bank of Beverly Hills, F.S.B.                 2001      $  151,925   $  107,500         --         200,000
_______________

(1) Represents reimbursement for personal living expenses.
(2) Includes $40,102 for personal living expenses and taxes.
(3) Includes $60,487 for personal living expenses and taxes.

Option/SAR Grants In Last Fiscal Year

        No stock options were granted by the Company during the year ended December 31, 2003 to any of the named executive officers.

Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

        The following table lists (i) the number and value of shares received upon the exercise of options in 2003, (ii) the aggregate number of unexercised options at December 31, 2003, and (iii) the value of unexercised in-the-money options at December 31, 2003 for each of the named executive officers. The Company has no outstanding SARs.

                                                                  Number of Securities          Value of Unexercised
                                                                 Underlying Unexercised       In-the-Money Options/SARs
                                  Shares                       Options/SARs at FY-End (#)          at FY-End ($)
                                 Acquired          Value       ---------------------------   ---------------------------
Name                          on Exercise (#)   Realized ($)   Exercisable   Unexercisable   Exercisable   Unexercisable
----                          ---------------   ------------   -----------   -------------   -----------   -------------
Stephen P. Glennon (1).......            --             --       1,250,000          25,000   $ 5,748,975   $      91,500
Jay H. Memmott...............            --             --         316,666          33,334     1,460,831         136,669
Bradley B. Newman (2)........       125,000     $  529,688          94,999          30,001       391,696         123,404
Mark H. Peterman.............       131,667        328,998              --           3,333            --          13,765
Joseph W. Kiley III..........            --             --         133,333          66,667       574,165         287,085
________________
(1)	In January 2004 Mr. Glennon acquired 1,250,000 shares upon the exercise of options for a realized value of $6,861,475.
(2)	In January 2004 Mr. Newman acquired an additional 94,999 shares upon the exercise of options for a realized value of $386,946.

Long Term Incentive Plan Awards In Last Fiscal Year

        No long term incentive plan awards were made during the 2003 fiscal year to any of the named executive officers.

Employment Arrangements

        The Company's Chief Executive Officer, Mr. Stephen P. Glennon, received a salary of $100,000 for the period from March 1, 2002 through February 28, 2003 and $300,000 for the period from March 1, 2003 through February 29, 2004 pursuant to a letter agreement, and he was reimbursed for certain living expenses for those periods. Mr. Glennon in March 2002 also was granted 300,000 stock options at a price equal to the fair market value of the Company's Common Stock on the date of grant. The options vested at the rate of 12,500 per month and had vested in full as of February 29, 2004. Mr. Glennon's letter agreement expired on February 29, 2004. On February 27, 2004, the Company's Board of Directors extended Mr. Glennon's current salary under his new agreement through and including the anticipated closing of the sale of WCC in the second quarter of 2004.

        The Company and the Bank entered into an Employment, Confidentiality and Contingent Severance Agreement with Mr. Joseph W. Kiley III, effective as of January 1, 2003 (the "Kiley Agreement"). The Kiley Agreement provides that Mr. Kiley serve as President and Chief Executive Officer of the Bank commencing January 1, 2003. Pursuant to the Kiley Agreement, Mr. Kiley's employment is for a term of twelve (12) months, automatically renewing for successive periods of twelve months each, unless, at least 90 days before the expiration of such twelve-month period, either the members of the board of directors of the Bank (the "Board of Directors" or the "Board") gives written notice of non-renewal to Mr. Kiley, or Mr. Kiley gives written notice of non-renewal to the Bank. Under the Kiley Agreement, Mr. Kiley receives an annual base salary of $275,000, and is entitled to participate in the Bank's employee benefit plans, medical, dental, vision, disability or insurance programs, if any, to the extent offered to other officers of similar position under the Bank's personnel policies. The Company and Mr. Kiley have entered into (1) an Amended and Restated Incentive Stock Option Agreement dated March 12, 2001 for 150,000 options and (2) Incentive Stock Option Agreement dated October 2, 2001 for 50,000 options. Mr. Kiley's rights to such stock options shall be determined by the terms and conditions of said agreements. All stock options granted under the Kiley Agreement are granted at a price equal to the fair market value of the Company's Common Stock on the date of grant. Pursuant to the Kiley Agreement, in the event Mr. Kiley's employment is terminated upon the occurrence of an "Other Event of Termination" (as defined in the Kiley Agreement), he is entitled to an amount equal to his then annual base salary and to life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank or the Company for Mr. Kiley prior to his termination of employment at no cost to him for a period of one year, subject to certain limitations. Under the Kiley Agreement, in the event of a "change in control" (as defined in the Kiley Agreement) of the Bank or the Company, Mr. Kiley is entitled to an amount equal to two times his then annual base salary. In addition, Mr. Kiley's stock options become immediately vested and exercisable.

        In October 2000, the Company gave change-in-control agreements to Messrs. Jay H. Memmott, Mark H. Peterman, Russell T. Campbell and Bradley B. Newman. The Company revised portions of these agreements in April 2001, June 2002 and December 2003. These agreements provide that, in the event of a change in control of the Company or WCC, these executives would be entitled to receive a severance payment if within 120 days after a change in control, their employment is involuntarily terminated by the Company for any reason other than cause or death or disability, or they voluntarily terminate their employment after certain adverse changes in the terms of their employment ("Good Reason"). In addition, these executives are entitled to their severance payment if they terminate their employment after the 120-day period, whether or not they have been terminated without cause or voluntarily terminate for Good Reason. The amount of the severance payment for Mr. Campbell would be his annual base salary, and the amount of the severance payment for the other executives would be twice their annual base salary. Pursuant to the terms of the Stock Purchase Agreement between the Company and Merrill Lynch Mortgage Capital Inc. ("Merrill Lynch"), upon the closing of the sale of WCC, the Company will have no further obligations under these change-in-control agreements.

        In connection with the signing of the definitive agreement for the sale of WCC to Merrill Lynch, Messrs. Memmott, Newman and Peterman agreed to enter into employment agreements with Merrill Lynch, effective as of the closing of the sale of WCC, providing for their continued employment by WCC following the closing. As part of their new employment agreements, Messrs. Memmott, Newman and Peterman have each agreed to forego the severance payment to which he would otherwise be entitled under his change-in-control agreement, and in consideration for their release of WFSG's severance payment obligations and their efforts that have resulted in the sale of WCC, WFSG has agreed to pay bonuses at the closing to Messrs. Memmott, Newman and Peterman in the amounts of $475,000, $500,000 and $200,000, respectively. Subsequent to the signing of the definitive agreement for the sale of WCC, Mr. Campbell agreed to continue his employment with WCC after the closing pursuant to a new employment agreement with Merrill Lynch, pursuant to which he also has agreed to forego the severance payment to which he would otherwise be entitled under his change-in-control agreement.

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

Bonuses

        Annual bonuses were paid by the Company and the Bank for 2003 based in part upon a 2003 bonus formula and the discretion of the Committee and the Bank's board of directors. The amount of the annual bonuses paid to executives by the Company was determined by the Committee and approved by the Company's board of directors and the amount of the annual bonuses paid by the Bank was determined by the Bank's board of directors. Annual bonuses paid to other employees were based on their individual contributions towards meeting the overall objectives of the Company.

Incentive Stock Option Plans

        The Company adopted a stock option plan, the 1999 Equity Participation Plan, on December 2, 1999. The 1999 Equity Participation Plan permits the Company to grant incentive stock options ("ISOs"), non-statutory stock options ("NSOs"), restricted stock and stock appreciation rights (collectively "Awards") to employees, directors and consultants of the Company and subsidiaries of the Company. In June 2000 the Plan was amended to increase the number of shares reserved for issuance by 1,200,000 shares of common stock to an aggregate of 4,000,000 shares, and to allow any participant in the Plan to receive grants of options or other awards with respect to up to 1,000,000 shares of common stock per year. In January 2001 the Plan was further amended to revise the definition of "change in control" in those provisions of the Plan that permit accelerated vesting of the options in the event of a change in control, and in April 2001, the Plan was amended to provide that all options would vest upon certain changes in control of the Company or the Bank. In March 2002 the Board passed a resolution providing that options granted after January 1, 2002 would not automatically include a provision for immediate vesting upon a change in control, unless otherwise determined by the Committee. In December 2003 the Board passed a resolution providing that all options granted to employees of WCC will immediately vest upon a change in control of WCC.

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

CEO Compensation

        From April 1, 2000 to February 28, 2002 Mr. Glennon agreed to forego substantially all of his cash compensation for options to acquire 575,000 shares of the Company's common stock. The purpose of this arrangement was to improve the Company's cash flow and to provide added incentive for high levels of performance and for unusual efforts to increase the earnings and performance of the Company. Mr. Glennon's subsequent employment agreement, while providing for a base salary, continued to provide incentives for improving the Company's earnings and shareholder value, as the agreement granted an additional 300,000 stock options at the current market price. The Committee believed that these arrangements were in the best interests of the Company and its stockholders, as the value of Mr. Glennon's compensation was directly aligned with the financial performance of the Company.

COMPENSATION COMMITTEE
Daniel A. Markee
Howard Amster
Robert M. Deutschman
Robert H. Kanner
Edmund M. Kaufman

Compensation Committee Interlocks and Insider Participation

        Messrs. Markee, Amster, Deutschman, Kanner and Kaufman served on the Compensation Committee during 2003. No Committee member was, during the year ended December 31, 2003, an officer or employee of the Company or any of its subsidiaries.

Performance Graph

        The following Performance Graph covers the period beginning July 7, 1999 when the Company's new Common Stock commenced trading, through December 31, 2003. The graph compares the performance of the Company's Common Stock to the S&P 500 and a Financial Services Index ("FSI").

                                                                 2003 Measurement Period(1)(2)

                                       July 7,     December 31,   December 31,   December 31,   December 31,   December 31,
                                        1999           1999           2000           2001           2002           2003
                                    ------------   ------------   ------------   ------------   ------------   ------------
  Company........................   $   100.00     $    39.29     $    35.71     $    58.57     $    94.29     $   171.43
  FSI(3).........................       100.00          87.95          74.40          94.53          69.55          93.09
  S&P 500........................       100.00         105.26          94.59          82.25          63.03          79.66
_______________
(1)	Assumes all distributions to stockholders are reinvested on the payment dates.

(2)	Assumes $100 invested on July 7, 1999 in the Company's Common Stock, the S&P 500 Index and the FSI.

(3)	The companies included in the FSI were Advanta Corporation, American Business Financial Services Inc., American Express Company, CIT Group Inc., Resource America Inc. and Ocwen Financial Corporation.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        The shares of common stock constitute the only outstanding class of voting securities of the Company. As of March 1, 2004, there were 20,398,822 shares of common stock outstanding and entitled to vote and approximately 51 stockholders of record.

        The following table shows, as of March 1, 2004, the beneficial ownership of common stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each named executive officer, and (iv) all directors and executive officers as a group.

                                                                         Amount and Nature of
                                                                              Beneficial              Percent of
Name, Title and Address of Beneficial Owner                                 Ownership (1)               Class
--------------------------------------------                                -------------               -----
Capital Research and Management......................................         3,959,160                  19.4%
   333 South Hope Street, 55th Floor
   Los Angeles, CA 90071
Directors and executive officers:
Larry B. Faigin (2)..................................................           164,548 (3)                 *
Howard Amster........................................................         2,545,997 (4)              12.5%
   23811 Chagrin Blvd. #200
   Beachwood, OH 44122
Robert M. Deutschman (2) ............................................           171,748 (5)                 *
Stephen P. Glennon (2)...............................................         1,275,000 (6)               6.2%
Robert H. Kanner.....................................................         1,881,666 (4)               9.2%
   3830 Kelley Ave
   Cleveland, OH 44114
Edmund M. Kaufman (2)................................................           172,698 (7)                 *
Daniel A. Markee (2).................................................           527,914 (8)               2.6%
Joseph W. Kiley III (2)..............................................           183,333 (9)                 *
Jay H. Memmott (2)...................................................           316,666 (10)              1.5%
Bradley B. Newman (2)................................................           219,999                   1.1%
Mark H. Peterman (2).................................................           131,667                     *
All directors and executive officers as a group (11 persons).........         7,591,236 (11)             35.8%
________________

(1)	Amounts include stock options vesting within 60 days of March 1, 2004.
(2)	The address for this stockholder is c/o Wilshire Financial Services Group Inc., 14523 SW Millikan Way, Suite 200, Beaverton, OR 97005.
(3)	Includes 39,998 shares of common stock which may be acquired upon the exercise of options.
(4)	Includes 26,666 shares of common stock which may be acquired upon the exercise of options.
(5)	Includes 69,998 shares of common stock which may be acquired upon the exercise of options.
(6)	Includes 25,000 shares of common stock which may be acquired upon the exercise of options.
(7)	Includes 29,998 shares of common stock which may be acquired upon the exercise of options.
(8)	Includes 69,998 shares of common stock which may be acquired upon the exercise of options. Also includes 441,666 shares owned through Forterra-Wilshire Partners, LLC ("Forterra-Wilshire"). Mr. Markee is the Managing Partner of Forterra-Wilshire and owns a 2.5% interest in the limited-liability company.
(9)	Includes 183,333 shares of common stock which may be acquired upon the exercise of options.
(10)	Includes 316,666 shares of common stock which may be acquired upon the exercise of options.
(11)	Includes 788,323 shares of common stock which may be acquired upon the exercise of options.

        * Less than 1%.

ITEM 13. Certain Relationships and Related Transactions

        None.

ITEM 14. Principal Accountant Fees and Services

Principal Accounting Firm Fees

        Aggregate fees billed to the Company for the fiscal years ended December 31, 2003 and 2002 by the Company's principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche"), were as follows:

                                                                    Fiscal year ended
                                                                       December 31,
                                                                ---------------------------
                                                                    2003           2002
                                                                ------------   ------------
                                                                   (Dollars in thousands)
  Audit fees................................................    $        407   $        403
  Audit-related fees (a)....................................              89            164
                                                                ------------   ------------
        Total audit and audit related fees..................             496            567

  Tax fees (b)..............................................             472            397
  All other fees............................................              --             --
                                                                ------------   ------------
        Total fees..........................................    $        968   $        964
                                                                ============   ============
(a)	Includes fees for audits of subsidiaries, audits of benefit plans, and regulatory compliance audits.

(b)	Includes fees for tax compliance and tax consulting services, including tax planning for the Company and WCC, tax research, and analysis of the inventory of deferred tax assets.

        In considering the nature of the services provided by Deloitte & Touche, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte & Touche and the Company’s management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission (the “SEC”) to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policy

        The services performed by Deloitte & Touche in 2003 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the “Disclosure Categories”) that Deloitte & Touche may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the “Service List”) expected to be performed by Deloitte & Touche in each of the Disclosure Categories in the following fiscal year be presented to the Audit Committee for approval.

        Any requests for audit, audit-related, tax, and other services not contemplated on the Service List must be submitted to the Audit Committee for specific pre-approval and may not commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the Audit Committee may delegate its duties to pre-approve auditing services and permitted non-audit services to its chairman or one or more other Audit Committee members. The chairman or other Audit Committee member(s) must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

        In addition, although not required by the rules and regulations of the SEC, the Audit Committee generally requests an estimate of the maximum fees associated with each proposed service on the Service List and any services that were not originally included on the Service List. Providing an estimate of the maximum fees for a service incorporates appropriate oversight and control of the Company’s relationship with Deloitte & Touche, while permitting the Company to receive immediate assistance from Deloitte & Touche when time is of the essence.

        On a quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date against the original Service List and the forecast of remaining services and fees for the fiscal year.

        The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. The provision allows for the pre-approval requirement to be waived if all of the following criteria are met:

1.	The service is not an audit, review or other attest service;
2.	The aggregate amount of all such services provided under this provision does not exceed the lesser of $50,000.00 or five percent (5%) of total fees paid to Deloitte & Touche in a given fiscal year;
3.	Such services were not identified at the time of the engagement to be non-audit services;
4.	Such services are promptly brought to the attention of the Audit Committee and approved by the Audit Committee or its designee; and
5.	The service and fee are specifically disclosed in the Proxy Statement as meeting the de minimis requirements.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) Financial Statements

        See Index to Financial Statements immediately following Exhibit Index.

        (b) Reports on Form 8-K:

Current Report on Form 8-K dated November 12, 2003, reporting the Company’s operating results for the quarter ended September 30, 2003.

Current Report on Form 8-K dated January 16, 2004, reporting that the Company had entered into an agreement to sell its wholly-owned mortgage servicing subsidiary, Wilshire Credit Corporation, to Merrill Lynch Mortgage Capital Inc., a division of Merrill Lynch & Co., New York, NY.

Current Report on Form 8-K dated March 5, 2004, reporting that the Company’s application for listing of its common stock on the Nasdaq National Market had been approved and that trading would commence on March 10, 2004.

Current Report on Form 8-K dated March 30, 2004, reporting the Company’s earnings results for the year ended December 31, 2003.

        (c) Exhibits

        See Exhibit Index immediately following the signature page.

INDEX TO FINANCIAL STATEMENTS

                                                                                    Page
                                                                                    ----
Wilshire Financial Services Group Inc. and Subsidiaries

Independent Auditors' Report....................................................     F-2

Consolidated Financial Statements:

      Consolidated Statements of Financial Condition
          December 31, 2003 and 2002 (as restated)..............................     F-3

      Consolidated Statements of Operations
         Years ended December 31, 2003, 2002 and 2001...........................     F-4

      Consolidated Statements of Stockholders' Equity
         Years ended December 31, 2003, 2002 and 2001 (as restated).............     F-5

      Consolidated Statements of Cash Flows
         Years ended December 31, 2003, 2002 and 2001...........................     F-6

      Notes to Consolidated Financial Statements................................     F-8

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Wilshire Financial Services Group Inc.
Beaverton, Oregon

We have audited the accompanying consolidated statements of financial condition of Wilshire Financial Services Group Inc. and Subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wilshire Financial Services Group Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in Notes 1 and 25, the accompanying 2002 and 2001 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP

Portland, Oregon
April 14, 2004

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

                                                                                              December 31,
                                                                                       ---------------------------
                                                                                           2003           2002
                                                                                       ------------   ------------
                                              ASSETS                                                  (As Restated,
                                                                                                       see Note 25)

Cash and cash equivalents ...........................................................  $     18,739   $     15,981
Government agency mortgage-backed securities available for sale, at fair value ......       161,083        211,082
AAA mortgage-backed securities available for sale, at fair value ....................        62,160         48,320
Other mortgage-backed securities available for sale, at fair value ..................         1,069          2,133
Investment securities available for sale, at fair value .............................        22,086         11,962
Investment securities held to maturity, at amortized cost (fair value of $9,754) ....         9,607             --
Loans, net of allowance for loan losses of $6,735 and $7,980 ........................       610,807        486,667
Discounted loans, net of allowance for loan losses of $32,041 and $39,975 ...........         3,817          5,829
Stock in Federal Home Loan Bank of San Francisco, at cost ...........................        12,767         10,808
Real estate owned, net ..............................................................           267          1,101
Leasehold improvements and equipment, net ...........................................           554          1,514
Accrued interest receivable .........................................................         4,215          4,051
Deferred tax asset, net .............................................................        18,054          2,966
Purchased mortgage servicing rights, net ............................................           250            713
Receivables from other loan servicers ...............................................           770            381
Intangible assets, net ..............................................................         3,442          3,701
Prepaid expenses and other assets ...................................................         2,897          2,992
Assets of subsidiary held for sale ..................................................        42,698         33,387
                                                                                       ------------   ------------
            TOTAL ...................................................................  $    975,282   $    843,588
                                                                                       ============   ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Noninterest-bearing deposits ..................................................  $      4,175   $      3,659
      Interest-bearing deposits .....................................................       469,234        392,122
      Short-term borrowings .........................................................        88,000         91,870
      Accounts payable and other liabilities ........................................         3,690          6,380
      FHLB advances .................................................................       249,337        216,000
      Long-term investment financing ................................................           681          2,133
      Junior subordinated notes payable to trust ....................................        20,619             --
      Trust preferred securities ....................................................            --         20,000
      Investor participation liability ..............................................         1,169          1,116
      Liabilities of subsidiary held for sale .......................................        12,894         10,285
                                                                                       ------------   ------------
            Total liabilities .......................................................       849,799        743,565
                                                                                       ------------   ------------

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS' EQUITY:
      Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares
         outstanding ................................................................            --             --
      Common stock, $0.01 par value, 90,000,000 shares authorized,
         24,491,703 and 23,820,874 shares issued (including treasury shares of
         5,626,212) .................................................................       136,363        114,924
      Treasury stock, 5,626,212 shares, at cost .....................................       (15,106)       (15,106)
      Retained earnings (accumulated deficit) .......................................         3,791         (3,096)
      Accumulated other comprehensive income ........................................           435          3,301
                                                                                       ------------   ------------
            Total stockholders' equity ..............................................       125,483        100,023
                                                                                       ------------   ------------
            TOTAL ...................................................................  $    975,282   $    843,588
                                                                                       ============   ============

See notes to consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

                                                                                                   Year Ended December 31,
                                                                                           ----------------------------------------
                                                                                               2003          2002          2001
                                                                                           ------------  ------------  ------------
INTEREST INCOME:
       Loans ............................................................................. $     34,243  $     38,054  $     49,896
       Mortgage-backed securities ........................................................       10,190        13,522         4,265
       Securities and federal funds sold .................................................        1,103         1,139         2,268
                                                                                           ------------  ------------  ------------
         Total interest income ...........................................................       45,536        52,715        56,429
                                                                                           ------------  ------------  ------------
INTEREST EXPENSE:
       Deposits ..........................................................................       11,315        15,683        24,914
       Borrowings ........................................................................       12,370        12,939         9,996
                                                                                           ------------  ------------  ------------
         Total interest expense ..........................................................       23,685        28,622        34,910
                                                                                           ------------  ------------  ------------
NET INTEREST INCOME ......................................................................       21,851        24,093        21,519
(RECAPTURE OF) PROVISION FOR LOSSES ON LOANS .............................................         (539)          255        (1,801)
                                                                                           ------------  ------------  ------------
NET INTEREST INCOME AFTER (RECAPTURE OF) PROVISION FOR
   LOSSES ON LOANS .......................................................................       22,390        23,838        23,320
                                                                                           ------------  ------------  ------------
OTHER (LOSS) INCOME:
       Loan fees and charges .............................................................          110           127         1,981
       Market valuation losses and impairments ...........................................         (352)       (3,712)         (533)
       (Loss) gain on sales of loans .....................................................          (66)          623           915
       Gain (loss) on sale of securities .................................................          249         2,258          (262)
       Real estate owned, net ............................................................         (204)           47           (25)
       Bankcard income, net ..............................................................           --            --         2,286
       Gain on sale of Bankcard operations ...............................................           --            --         5,118
       Investor participation interest ...................................................         (207)         (834)         (297)
       Other income (loss), net ..........................................................          334          (112)       (1,072)
                                                                                           ------------  ------------  ------------
         Total other (loss) income .......................................................         (136)       (1,603)        8,111
                                                                                           ------------  ------------  ------------
OTHER EXPENSES:
       Compensation and employee benefits ................................................        6,349         6,651        10,360
       Professional services .............................................................        4,619         4,133         4,536
       Occupancy .........................................................................          804         1,079         1,077
       FDIC insurance premiums ...........................................................          415           420           703
       Data processing ...................................................................          457           164           436
       Communication .....................................................................          207           307           423
       Insurance .........................................................................          583           501           626
       Depreciation ......................................................................          692         1,250         1,488
       Amortization of intangibles .......................................................          259           258           561
       Provision for litigation claims ...................................................           --         3,600            --
       Other general and administrative expense ..........................................        1,938         2,454         1,962
                                                                                           ------------  ------------  ------------
         Total other expenses ............................................................       16,323        20,817        22,172
                                                                                           ------------  ------------  ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX
    PROVISION ............................................................................        5,931         1,418         9,259
INCOME TAX PROVISION .....................................................................        2,539           534         3,000
                                                                                           ------------  ------------  ------------
INCOME FROM CONTINUING OPERATIONS ........................................................        3,392           884         6,259
                                                                                           ------------  ------------  ------------
INCOME (LOSS) FROM OPERATIONS OF SUBSIDIARY HELD FOR SALE, NET OF INCOME TAX PROVISION OF
   $2,231 (2003), $191 (2002) AND $0 (2001) ..............................................        3,495         1,764        (1,294)
MINORITY INTEREST IN SUBSIDIARY HELD FOR SALE ............................................           --          (686)          647
                                                                                           ------------  ------------  ------------
INCOME (LOSS) FROM OPERATIONS OF SUBSIDIARY HELD FOR SALE,
    EXCLUDING MINORITY INTEREST ..........................................................        3,495         1,078          (647)
                                                                                           ------------  ------------  ------------
NET INCOME ............................................................................... $      6,887  $      1,962  $      5,612
                                                                                           ============  ============  ============

       Earnings (loss) per share - Basic:
         Income from continuing operations................................................ $       0.18  $       0.05  $       0.31
         Discontinued operations..........................................................         0.19          0.06         (0.03)
                                                                                           ------------  ------------  ------------
         Net income....................................................................... $       0.37  $       0.11  $       0.28
                                                                                           ============  ============  ============

       Earnings (loss) per share - Diluted:
         Income from continuing operations................................................ $       0.17  $       0.04  $       0.30
         Discontinued operations..........................................................         0.17          0.06         (0.03)
                                                                                           ------------  ------------  ------------
         Net income....................................................................... $       0.34  $       0.10  $       0.27
                                                                                           ============  ============  ============

         Weighted average number of shares - Basic........................................   18,508,892    17,142,561    20,138,015
         Weighted average number of shares - Diluted......................................   20,544,033    18,947,237    21,176,069

See notes to consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

                                                                                           (Accumulated   Accumulated
                               Preferred Stock     Common Stock         Treasury Stock       Deficit)        Other
                                ------------- --------------------- -----------------------  Retained   Comprehensive
                                Shares Amount   Shares      Amount      Shares     Amount    Earnings       Income         Total
                                ------ ------ ----------- --------- -----------  ----------  ---------   -------------  ---------
BALANCE, January 1, 2001,
   as originally reported.....      --     --  20,035,458  $ 96,516          --  $       --  $(10,670)   $         749  $  86,595
Prior period adjustments
   (See Note 25)..............                                  567                                                           567
                                ---------------------------------------------------------------------------------------------------
BALANCE, January 1, 2001 (as
   restated, see Note 25).....      --     --  20,035,458    97,083          --          --   (10,670)             749     87,162
   Comprehensive income:
     Net income...............                                                                  5,612                       5,612
     Unrealized holding gains
       on available for sale
       securities - net of tax
       expense of $143 (1)....                                                                                     204        204
                                                                                                                        ---------
   Total comprehensive income.                                                                                              5,816
   Tax benefit from utilization
     of pre-reorganizational
     Net Operating Losses
     (Note 14)................                                8,683                                                         8,683
   Exercise of stock options..                    314,000       331                                                           331
   Treasury stock acquired....                                       (4,168,854)    (10,005)                              (10,005)
                                ---------------------------------------------------------------------------------------------------
BALANCE, December 31, 2001
   (as restated, see Note 25).      --     --  20,349,458   106,097  (4,168,854)    (10,005)   (5,058)             953     91,987
   Comprehensive income:
     Net income...............                                                                  1,962                       1,962
     Unrealized holding gains
       on available for sale
       securities - net of tax
       expense of $1,851 (2)..                                                                                   2,490      2,490
     Unrealized loss on
       interest-rate swap -
       net of tax benefit of
       $101 (Note 15).........                                                                                    (142)      (142)
                                                                                                                        ---------
   Total comprehensive income.                                                                                              4,310
   Tax benefit from utilization
     of pre-reorganizational
     Net Operating Losses
     (Note 14)................                                  815                                                           815
   Exercise of stock options..                     75,000        96                                                            96
   Conversion of subordinated
     debentures...............                  3,396,416     7,690                                                         7,690
   Receipt of income tax
     refund related to pre-
     reorganizational income
     (Note 14)................                                  226                                                           226
   Treasury stock acquired....                                       (1,457,358)     (5,101)                               (5,101)
                                ---------------------------------------------------------------------------------------------------
BALANCE, December 31, 2002
   (as restated, see Note 25).      --     --  23,820,874   114,924  (5,626,212)    (15,106)   (3,096)           3,301    100,023
   Comprehensive income:
     Net income...............                                                                  6,887                       6,887
     Unrealized holding losses
       on available for sale
       securities - net of tax
       benefit of $2,073 (3)..                                                                                  (2,859)    (2,859)
     Unrealized loss on
       interest-rate swap -
       net of tax benefit
       of $7 (Note 15)........                                                                                      (7)        (7)
                                                                                                                        ---------
   Total comprehensive income.                                                                                              4,021
   Tax benefit from recognition
     of pre-reorganizational
     deferred tax assets
     (Note 14)................                               19,802                                                        19,802
   Exercise of stock options..                    670,829       862                                                           862
   Tax benefit from adjustment
     to pre-reorganizational
     Net Operating Losses
     (Note 14)................                                  775                                                           775
                                ---------------------------------------------------------------------------------------------------
BALANCE, December 31, 2003....      -- $   --  24,491,703 $ 136,363  (5,626,212)  $ (15,106) $  3,791    $         435  $ 125,483
                                ====== ====== =========== ========= ===========   ========== =========   =============  =========

        (1) Includes reclassification adjustment for gain included in net income of $176, net of tax expense of $127.
        (2) Includes reclassification adjustment for gain included in net income of $1,321, net of tax expense of $937.
        (3) Includes reclassification adjustment for gain included in net income of $144, net of tax expense of $105.

See notes to consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                              Year Ended December 31,
                                                                                     ------------------------------------------
                                                                                         2003           2002           2001
                                                                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income .................................................................   $      6,887   $      1,962   $      5,612
      (Income) loss from operations of subsidiary held for sale, net of taxes
         and minority interest....................................................         (3,495)        (1,078)           647
                                                                                     ------------   ------------   ------------
      Income from continuing operations...........................................          3,392            884          6,259
      Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
            Market valuation losses and impairments ..............................            352          3,712             --
            (Recapture of) provision for estimated losses on loans ...............           (539)           421         (1,784)
            Provision for losses on real estate owned ............................            198             32             49
            Change in valuation allowance for mortgage servicing rights ..........           (481)         1,060          1,552
            Depreciation and amortization ........................................          1,731          2,006          2,429
            Tax effect from utilization of net operating loss carryforward........          2,467            815          4,183
            Gain on sale of real estate owned ....................................            (41)           (61)           (17)
            (Gain) loss on disposal of equipment .................................             (9)            49             44
            Gain on sale of loans ................................................             (9)        (2,527)        (1,475)
            (Gain) loss on sale of securities ....................................           (249)        (2,258)           262
            Gain on sale of mortgage servicing rights ............................             --             --           (414)
            Amortization of discounts and deferred fees ..........................          3,354          3,481            451
            Amortization of mortgage servicing rights ............................          5,326          3,617          5,847
            Federal Home Loan Bank stock dividends ...............................           (514)          (533)          (453)
            Minority interest in WCC .............................................             --            686           (647)
            Other ................................................................             --             36             --
            Change in:
              Servicer advance receivables .......................................         (1,937)        (1,656)           797
              Service fees receivable ............................................           (661)           766           (902)
              Accrued interest receivable ........................................           (166)           147            (57)
              Receivables from other loan servicers ..............................           (311)         1,326          1,373
              Prepaid expenses and other assets ..................................          1,970            440          3,024
              Accounts payable and other liabilities .............................           (546)        (2,727)        (2,903)
              Investor participation liability ...................................             26            818            528
            Net cash (provided by) used in operating activities of subsidiary
                 held for sale....................................................         (3,906)        (9,235)         1,188
                                                                                     ------------   ------------   ------------
            Net cash provided by operating activities of continuing operations....          9,447          1,299         19,334
                                                                                     ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of loans .........................................................        (86,928)       (74,689)      (150,137)
       Loan repayments ...........................................................        161,984        185,257        233,314
       Loan originations .........................................................       (206,042)       (70,754)       (74,026)
       Proceeds from sale of loans ...............................................          8,068             --         32,101
       Purchase of discounted loans ..............................................        (30,099)           (10)       (15,515)
       Proceeds from sale of discounted loans ....................................         30,308          7,395          7,337
       Purchase of mortgage-backed securities available for sale .................       (129,372)      (281,186)       (94,535)
       Repayments of mortgage-backed securities available for sale ...............        150,585         60,483         26,626
       Proceeds from sale of mortgage-backed securities available for sale........          9,436         78,540          1,271
       Purchase of investment securities available for sale ......................        (20,458)       (13,731)        (8,000)
       Proceeds from sale of investment securities available for sale ............             --         10,599             --
       Purchases of FHLB stock ...................................................         (1,445)          (800)        (2,407)
       Purchases of real estate owned ............................................           (601)           (67)            --
       Proceeds from sale of real estate owned ...................................          1,435          1,432          3,054
       Purchases of leasehold improvements and equipment .........................         (1,532)        (2,024)        (1,285)
       Proceeds from sale of leasehold improvements and equipment ................             21             44            166
       Purchase of mortgage servicing rights .....................................         (8,647)           (80)       (12,124)
       Proceeds from sale of mortgage servicing rights ...........................              2            377          1,210
       Purchase of minority interest in WCC ......................................             --        (12,000)            --
       Net cash used in (provided by) investing activities of subsidiary held
              for sale............................................................         10,091         (3,308)         8,170
                                                                                     ------------   ------------   ------------
            Net cash used in investing activities of continuing operations........       (113,194)      (114,522)       (44,780)
                                                                                     ------------   ------------   ------------

See notes to consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                               Year Ended December 31,
                                                                                     ------------------------------------------
                                                                                         2003           2002           2001
                                                                                     ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) in deposits .......................................   $     77,628   $    (43,688)  $      4,396
       Proceeds from FHLB advances ...............................................        177,337        104,000         70,500
       Repayments of FHLB advances ...............................................       (144,000)       (77,500)       (13,000)
       (Decrease) increase in short-term borrowings ..............................         (3,870)        81,900            847
       Proceeds from long-term financing .........................................          5,677          2,444         20,567
       Repayments of long-term financing .........................................         (5,928)       (12,634)        (7,727)
       Issuance of convertible subordinated debentures ...........................             --          7,690             --
       Issuance of trust preferred securities ....................................             --         20,000             --
       Issuance of common stock ..................................................            862             96            331
       Purchase of treasury stock ................................................             --         (5,101)       (10,005)
       Net cash (provided by) used in financing activities of subsidiary held
           for sale...............................................................         (1,201)        12,604         (9,621)
                                                                                     ------------   ------------   ------------
              Net cash provided by financing activities of continuing operations..        106,505         89,811         56,288
                                                                                     ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................          2,758        (23,412)        30,842
CASH AND CASH EQUIVALENTS:
       Beginning of year .........................................................         15,981         39,393          8,551
                                                                                     ------------   ------------   ------------
       End of year ...............................................................   $     18,739   $     15,981   $     39,393
                                                                                     ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION--Cash paid during the year for:
       Interest ..................................................................   $     22,175   $     29,288   $     33,052
       Income taxes, net .........................................................          1,490            496            625
NONCASH INVESTING ACTIVITIES:
       Additions to real estate owned acquired in settlement of loans ............            738          1,706          1,963
       Transfer of securities classified as available for sale to held to maturity          9,594             --             --
NONCASH FINANCING ACTIVITIES:
       Conversion of subordinated debentures into common stock ...................             --          7,690             --
       Release of valuation allowance related to pre-reorganizational net
           operating losses.......................................................         17,335             --          4,500

See notes to consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per-share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations—Wilshire Financial Services Group Inc. (“WFSG” or the “Company”) conducts its operations primarily through non-bank subsidiaries, Wilshire Credit Corporation (“WCC”) and Wilshire Funding Corporation (“WFC”), and through a third-tier subsidiary savings bank, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”).

        In January 2004, the Company entered into an agreement to sell WCC to Merrill Lynch Mortgage Capital Inc., a division of Merrill Lynch & Co. See Note 2 for a further discussion of the sale of WCC.

        WCC conducts a full-service mortgage loan servicing business, specializing in the servicing of labor-intensive mortgage pools. WFC conducts an investment and co-investment business with institutional investors where such investments align the Company’s interests with those of such institutional investors and provide operating leverage for the servicing operations of WCC. The Bank is engaged in a banking business focused primarily on niche lending products, including commercial and multi-family real estate lending. Until June 2001, the Bank also conducted a Visa and Mastercard processing business and operated a mortgage banking subsidiary, George Elkins Mortgage Banking (“GEMB”). Effective June 30, 2001, the Bank disposed of these two divisions.

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

        Effective May 31, 1999, as part of its restructuring under Chapter 11 of the U.S. Bankruptcy Code, the Company acquired a majority (50.01%) interest in its loan servicing subsidiary, WCC. The 49.99% interest not held by the Company is reflected as “Minority interest in subsidiary held for sale” in the Company’s consolidated statements of operations for the year ended December 31, 2001 and for the period from January 1, 2002 through September 30, 2002. In October 2002, pursuant to a litigation settlement agreement (see Note 3), WFSG purchased the remaining 49.99% minority interest in WCC. Consequently, for periods subsequent to September 30, 2002, the Company’s consolidated financial statements reflect all of the accounts and operating results of WCC and no longer contain an adjustment for minority interest.

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

        Use of Estimates in the Preparation of the Consolidated Financial Statements—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include allowances for loan losses, valuation allowances for real estate owned, purchased mortgage servicing rights and net deferred tax assets, the determination of fair values of certain financial instruments for which there is not an active market, the evaluation of other than temporary impairment in the market values of investment securities and other assets, and the selection of yields utilized

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per-share amounts)

to recognize interest income on certain mortgage-backed securities. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Stock-Based Compensation— The Company has two stock-based employee compensation plans, the 1999 Equity Participation Plan and the 2002 Equity Participation Plan, pursuant to which stock options have been granted to its directors and certain employees. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the Company’s Equity Participation Plans been determined based on the fair value at the grant date consistent with the methods of Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company’s net income and earnings per share for the years ended December 31, 2003, 2002 and 2001 would have been reduced to the pro-forma amounts indicated below.

                                                                                             Year Ended December 31,
                                                                                    ------------------------------------------
                                                                                        2003           2002           2001
                                                                                    ------------   ------------   ------------
   Net income to common shareholders:
       As reported................................................................  $      6,887   $      1,962   $      5,612
       Less: Total stock-based compensation expense determined under
             fair value-based method for all awards, net of related tax effects...           493            581            412
                                                                                    ------------   ------------   ------------
       Pro-forma..................................................................  $      6,394   $      1,381   $      5,200
                                                                                    ============   ============   ============
   Net income per common and common share equivalent:
       Basic earnings per share:
             As reported..........................................................  $       0.37   $       0.11   $       0.28
             Pro-forma............................................................          0.35           0.08           0.26
       Diluted earnings per share:
             As reported..........................................................  $       0.34   $       0.10   $       0.27
             Pro-forma............................................................          0.31           0.07           0.25

        The pro-forma amounts for 2002 and 2001 above have been restated to reflect the tax effects of the hypothetical compensation expense deduction. Previously, the Company reported pro-forma net income of $1,167 and $4,980, respectively, for the years ended December 31, 2002 and 2001. Pro-forma basic earnings per share, as previously reported, was $0.07 and $0.25, respectively, and pro-forma diluted earnings per share, as previously reported, was $0.06 and $0.24, respectively, for the years ended December 31, 2002 and 2001.

        There were no options granted during the years ended December 31, 2003, 2002 or 2001 with exercise prices below the market value of the stock at the grant date. The weighted average fair values of options granted during the years ended December 31, 2003, 2002 and 2001 were $0.80, $1.06, and $0.77, respectively. Fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 16% (2003), 41% (2002) and 40% (2001), risk-free interest rate of 2.8% (2003), 2.9% (2002) and 4.3% (2001), and expected lives of five years.

        Cash and Cash Equivalents—For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and securities with original maturities less than 90 days.

        Mortgage-Backed and Other Securities— The Company’s securities portfolios consist of mortgage-backed and other debt securities that are classified as held to maturity and available for sale. Securities are classified as held to maturity when management has the ability and the positive intent to hold the securities to maturity. Securities classified as held to maturity are carried at their cost basis, adjusted for the amortization of premiums and accretion of discounts using a method that approximates the interest method. Holding losses on securities classified as held to maturity that are determined by management to be other than temporary are recorded as market valuation losses and impairments in the consolidated statements of operations. Securities not classified as held to maturity are classified as available for sale. Securities classified as available for sale are reported at their fair market values with unrealized holding gains and losses on securities reported, net of tax, when applicable, as a separate component of accumulated other comprehensive income in stockholders’ equity. Holding losses on securities classified as available for sale that are determined by management to be other than temporary in nature are reclassified from the unrealized holding losses included in accumulated other comprehensive income to current operations. Realized gains and losses from the sales of available for sale securities are reported separately in the Consolidated Statements of Operations and are calculated using the specific identification method.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per-share amounts)

        Loans and Discounted Loans, and Allowance for Loan Losses—Loans at the Company’s banking subsidiary are presented in the Consolidated Statements of Financial Condition net of unamortized deferred origination fees and costs and net of allowance for loan losses. Deferred fees and costs are recognized in interest income over the terms of the loans using a method that approximates the interest method. Interest income is recognized on an accrual basis.

        The Company evaluates commercial and multi-family real estate loans (whether purchased or originated and whether classified as loans or discounted loans) for impairment. Commercial and multi-family real estate loans are considered to be impaired, for financial reporting purposes, when it is probable that the Company will be unable to collect all principal or interest when due. Specific valuation allowances are established, either at acquisition or through provisions for losses, for impaired loans based on the fair value of the underlying real estate collateral or the present value of anticipated cash flows.

        The Company evaluates single-family real estate, consumer and other smaller balance, homogeneous loans for impairment on a collective basis. Management evaluates these loans for impairment by comparing management’s estimate of net realizable value to the net carrying value of the portfolios.

        All specific and general valuation allowances established for pools of loans and discounted loans are recorded in the allowance for loan losses. The allowance for each pool is decreased by the amount of loans charged off and is increased by the provision for estimated losses on loans and recoveries of previously charged-off loans. The allowance for each pool is maintained at a level believed adequate by management to absorb probable losses. Management’s determination of the adequacy of the allowance is based on a number of factors, including, but not limited to, the following: the Company’s historical and recent loss experience in its portfolios; the volume, severity and trend of non-performing assets; the extent to which refinances or loan modifications are made to maintain loans in a current status; known deterioration in credit concentrations or certain classes of loans; loan to value ratios of real estate secured loans; risks associated with specific types of collateral; the quality and effectiveness of the lending policy, loan purchase policy, internal asset review policy, charge-off, collection and recovery policies; current conditions in the general and local economies which might affect the collectability of the loan; anticipated changes in the composition or volume of the portfolio; and reasonableness standards in accordance with regulatory agency policies.

        It is the Company’s policy to establish an allowance for uncollectible interest on loans that are past due more than 90 days, or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

        Prior to the Company’s June 1999 reorganization, its principal non-Bank business involved acquiring performing, sub-performing and non-performing loan portfolios, for prices generally at or below face value (i.e., unpaid principal balances plus accrued interest). Nonperforming loans (“discounted loans”) are generally acquired at deep discounts to face value and are recorded as Discounted loans, net in the Consolidated Statements of Financial Condition.

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

        Purchased Mortgage Servicing Rights—Purchased Mortgage Servicing Rights (PMSRs) are reported at the lower of amortized cost or fair value. At the time a servicing portfolio is acquired, the Company capitalizes the purchase price of the PMSRs. Subsequently, the Company amortizes such costs on a monthly basis in proportion to and over the period of the estimated future net servicing revenues.

        On a quarterly basis, the Company evaluates PMSRs for impairment. PMSRs are stratified based on the predominant risk characteristics of the underlying financial assets. The fair value of the PMSRs is then determined by estimating the present value of expected future cash flows, using a discount rate that is considered commensurate with the risks involved. The amounts and timing of the cash flows are estimated after considering various economic factors including prepayment speeds, delinquency, default assumptions and related servicing costs. The amount, if any, by which the amortized cost exceeds the fair value is recorded as an impairment and recognized through a valuation allowance.

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

        The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001. Under SFAS No. 133, all derivatives are recorded at fair value and presented as either assets or liabilities on the Company’s balance sheets. At December 31, 2003 and 2002, the Company’s outstanding interest rate swap qualifies as a cash flow hedge and is deemed to be a fully effective hedge under SFAS No. 133. Changes in fair values of the swap are not reflected in current earnings, but reflected in accumulated other comprehensive income. Currently, the fair value of the interest rate swap is determined by values obtained from outside independent sources. If the Company were to change current or anticipated borrowings so that they were no longer appropriately matched to the swap agreement, the agreement might no longer qualify for hedge accounting treatment. In that case, changes in its fair value would affect net income.

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

        New Accounting Pronouncements —In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure–an Amendment of FASB Statement No. 123 (SFAS No. 123).” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years beginning after December 15, 2002, with early adoption permitted. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company continues to apply the disclosure-only provisions of SFAS No. 123 and therefore the adoption of SFAS No. 148 did not have a material impact on its financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescinds FIN No. 35. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002, and the accounting for guarantees is applicable to any guarantees issued subsequent to December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities (VIEs) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 are effective with the first period ending after December 15, 2003. The Company adopted FIN 46 effective December 31, 2003 and, accordingly, no longer consolidates the VIE which was created in July 2002 for the issuance of trust preferred subordinated debt (see Note 13). The Company’s equity investment in the VIE of $619 is included in other assets in the accompanying consolidated statement of financial condition. The adoption of FIN 46 has not had a material impact on the Company’s financial position or results of operations.

        In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.” This revision of SFAS No. 132 retains the disclosure requirements contained in the original SFAS No. 132, which was issued in February 1998. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement is effective for fiscal years ending after December 15, 2003 and, for interim-period disclosures, for quarters beginning after December 15, 2003. The adoption of SFAS No. 132 (revised 2003) has not had a material impact on the Company’s financial position or results of operations.

        In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Although the Company anticipates that the implementation of SOP 03-3 will require significant loan system and operational changes to track credit related losses on loans purchased beginning in 2005, the Company does not believe that the adoption of SOP 03-3 will have a significant effect on the Company’s financial condition or results of operations.

        Reclassifications—Certain items in the consolidated financial statements for 2002 and 2001 were reclassified to conform to the 2003 presentation, none of which affect previously reported net income.

2. SALE OF WILSHIRE CREDIT CORPORATION

        On January 16, 2004 WFSG entered into an agreement to sell WCC, the Company’s wholly-owned mortgage servicing subsidiary, to Merrill Lynch Mortgage Capital Inc. WCC was formed in 1999 pursuant to the Company’s reorganization, and comprises WFSG’s Loan Servicing Operations business segment. As of December 31, 2003, WCC serviced approximately $6.4 billion principal balance of loans for more than 500 individual and institutional investors and governmental agencies.

        The sale agreement provides that WFSG will receive a cash purchase price of approximately $52 million before transaction fees and expenses. Although the purchase price is subject to adjustment based on the net asset value reflected on WCC’s closing date balance sheet, the Company expects to realize a substantial gain on this sale. Closing is expected to occur in the second quarter of 2004 and is subject to various customary conditions, including the receipt of regulatory approvals.

        WCC is accounted for as a disposal group held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the assets and liabilities of WCC have each been combined and presented as separate captions on the Consolidated Statements of Financial Condition. In addition, WCC’s results of operations have been removed from the Company’s results from continuing operations on the Consolidated Statements of Operations, and have been presented separately in a single caption as “Income (loss) from operations of subsidiary held for sale.”

        The following is summarized financial information for WCC:

                                                                             December 31,   December 31,
                                                                                 2003           2002
                                                                             ------------   ------------
         ASSETS:
         Cash and cash equivalents .......................................   $        109   $      1,598
         Discounted loans, net ...........................................            522            801
         Leasehold improvements and equipment, net .......................          2,602          1,594
         Servicer advance receivables, net ...............................         22,972         21,035
         Purchased mortgage servicing rights, net ........................          8,519          4,256
         Other assets ....................................................          7,974          4,103
                                                                             ------------   ------------
             Total assets ................................................   $     42,698   $     33,387
                                                                             ============   ============

         LIABILITIES:
         Short-term borrowings and investment financing ..................   $      3,352   $      2,151
         Other liabilities ...............................................          9,542          8,134
                                                                             ------------   ------------
              Total liabilities ..........................................   $     12,894   $     10,285
                                                                             ============   ============

        Results of operations for WCC were as follows:

                                                                                      Year Ended December 31,
                                                                             ------------------------------------------
                                                                                 2003           2002           2001
                                                                             ------------   ------------   ------------

    Interest income ......................................................   $         70   $        302   $      1,194
    Interest expense .....................................................            614            639            785
                                                                             ------------   ------------   ------------
    Net interest (expense) income ........................................           (544)          (337)           409
    Provision for loan losses ............................................             --            166             17
                                                                             ------------   ------------   ------------
    Net interest (expense) income after provision for loan losses ........           (544)          (503)           392
    Servicing income(1) ..................................................         35,342         26,786         18,453
    Other income .........................................................            616          1,740          2,018
    Compensation and employee benefits expense ...........................         22,669         18,747         14,500
    Other expenses .......................................................          7,019          7,321          7,657
                                                                             ------------   ------------   ------------
    Income (loss) before income taxes ....................................          5,726          1,955         (1,294)
    Income tax provision .................................................          2,231            191             --
                                                                             ------------   ------------   ------------
    Net income (loss) ....................................................   $      3,495   $      1,764   $     (1,294)
                                                                             ============   ============   ============

(1)	WCC's servicing income for the year ended December 31, 2003 includes an adjustment of $1.3 million that was recorded in the third quarter. This increase represents recoveries of excess deposits pursuant to the clarification and retroactive application of certain servicing agreements.

        Following is a summary of WCC’s loan servicing portfolio by type of loan:

                                                         December 31,
                                          ------------------------------------------
                                              2003           2002           2001
                                          ------------   ------------   ------------
    Single-family residential .........   $  5,973,070   $  3,668,401   $  3,020,267
    Multi-family residential ..........        116,119        121,908        141,297
    Commercial real estate ............        289,629        218,976        192,275
    Consumer and other ................         71,135         78,880         90,497
                                          ------------   ------------   ------------
         Total (2) ....................   $  6,449,953   $  4,088,165   $  3,444,336
                                          ============   ============   ============
(2)	WCC's servicing portfolio at December 31, 2003 and 2002 also included approximately $0.3 billion unpaid principal balance of non-performing consumer loans in addition to those presented above.

3. SETTLEMENT OF LITIGATION

        On May 13, 2002, the Company entered into an agreement to resolve all issues with all of the plaintiffs in litigation arising from the financial collapse of Capital Consultants LLC (“CCL”). All parties have completed all of their obligations under the settlement agreement, including the Company’s purchase of the 49.99% minority interest in WCC in October 2002. The execution of the settlement agreement does not affect WFSG’s complete denial of all such claims. Management, after consultation with legal counsel, believes that this litigation will be dismissed in the next few months.

        In 2002, the Company recorded a $3.6 million provision for estimated expenses and losses in connection with the settlement, $0.6 million in related charges, and approximately $0.55 million in legal fees and expenses, net of insurance reimbursement, associated with finalizing and implementing this settlement. The settlement is expected to eliminate most of the Company’s future costs arising from the financial collapse of CCL. However, the Company does expect to incur additional expenses in connection with legal costs for a prior officer arising from the events that gave rise to the litigation. The Company incurred approximately $2.5 million and $1.7 million, respectively, of such costs for former officers for the years ended December 31, 2003 and 2002.

        In June 2001, the Bank sold its Bankcard Division to iPayment Holdings, Inc. for a purchase price of approximately $5.8 million, with possible additional payments totaling $0.4 million. The Bank filed a lawsuit for payment of part of the purchase price, and iPayment, in September 2002, filed a cross-complaint against the Bank for fraud, breach of contract and negligent misrepresentation. iPayment claimed damages for the difference in the purchase price due to the allegedly decreased value of a portion of the merchant portfolio; chargebacks resulting from merchant fraud that iPayment is liable to pay, and will not be able to recover, from the merchant totaling between $5 to $6 million; and attorneys’ fees and punitive damages. Without any admission of liability, the parties in February 2004 settled the case for $0.4 million to be paid by the Bank to iPayment, in addition to a mutual release and additional indemnification protection for the Bank. This settlement has been reflected in the Company’s consolidated statement of operations for the year ended December 31, 2003.

4. MARKET VALUATION LOSSES AND IMPAIRMENTS

        The Company evaluates, on an ongoing basis, the carrying value of its securities portfolio. To the extent differences between the book bases of the securities accounted for as available-for-sale and their current market values are deemed to be temporary in nature, such unrealized gains or losses are reflected directly in stockholders’ equity as accumulated other comprehensive income. Impairments that are deemed to be other than temporary are charged to income as market valuation losses and impairments. In evaluating impairments as other than temporary, the Company considers the magnitude and trend in the decline of the market value of securities, the Company’s ability to collect all amounts due according to the contractual terms and the Company’s expectations at the time of purchase.

        The Company recorded market valuation losses and impairments of approximately $0.4 million for the year ended December 31, 2003 related to certain other assets. For the year ended December 31, 2002, market valuation losses and impairments totaled $3.7 million. Approximately $3.6 million of these write-downs related to three interest-only federal agency-guaranteed mortgage-backed securities (I/Os) which the Bank purchased in 2002 as a hedge against possible increases in interest rates. However, as rates continued to decrease throughout 2002, the I/Os declined significantly in value. Since this impairment was deemed to be other than temporary, the write-downs were reflected as market valuation losses and impairments in the accompanying statements of operations, and not as a reduction to stockholders’ equity. In August 2002 the Bank sold two of the I/Os for an additional loss of approximately $0.1 million. In the fourth quarter of 2002, the remaining I/O recovered in value, and the Bank sold the security for a realized gain of approximately $0.8 million. The realized gains and losses on sale are included in the net gain on sales of securities in the accompanying consolidated statements of operations. For the year ended December 31, 2001, the Company recorded $0.5 million in impairment charges related to certain miscellaneous investments.

5. SECURITIES

        The amortized cost, fair value and gross unrealized gains and losses on mortgage-backed and other investment securities as of December 31, 2003 and 2002 are shown below. Fair market value estimates were obtained using discounted cash-flow models or from independent parties.

                                                                                Gross          Gross        Estimated
                                                               Amortized      Unrealized     Unrealized    Fair Market
                                                                  Cost          Gains          Losses         Values
                                                              ------------   ------------   ------------   ------------
      December 31, 2003
      Available-for-sale:
         Government agency mortgage-backed securities .....   $    160,132   $      1,117   $        166   $    161,083
         AAA mortgage-backed securities ...................         62,601            130            571         62,160
         Other mortgage-backed securities .................            218            863             12          1,069
         Agency debt securities ...........................         10,114             70             --         10,184
         Trust preferred securities .......................          8,000             40             --          8,040
         Mutual funds .....................................          3,750            112             --          3,862
                                                              ------------   ------------   ------------   ------------
               Total available for sale ...................        244,815          2,332            749        246,398
                                                              ------------   ------------   ------------   ------------
      Held-to-maturity:
         Agency securities ................................          9,607            147             --          9,754
                                                              ------------   ------------   ------------   ------------
               Total ......................................   $    254,422   $      2,479   $        749   $    256,152
                                                              ============   ============   ============   ============

                                                                                Gross          Gross        Estimated
                                                               Amortized      Unrealized     Unrealized    Fair Market
                                                                  Cost          Gains          Losses         Values
                                                              ------------   ------------   ------------   ------------
      December 31, 2002
      Available-for-sale:
         Government agency mortgage-backed securities .....   $    207,802   $      3,280   $         --   $    211,082
         AAA mortgage-backed securities ...................         47,698            622             --         48,320
         Other mortgage-backed securities .................            317          1,834             18          2,133
         Trust preferred securities .......................          8,000             20             --          8,020
         Mutual funds .....................................          3,750            192             --          3,942
                                                              ------------   ------------   ------------   ------------
                Total available for sale...................   $    267,565   $      5,949   $         17   $    273,497
                                                              ============   ============   ============   ============

        The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

                                      Less than 12 months           12 months or more                    Total
                                  ---------------------------   ---------------------------   ---------------------------
                                      Fair        Unrealized        Fair        Unrealized        Fair        Unrealized
                                     Value          Losses         Value          Losses         Value          Losses
                                  ------------   ------------   ------------   ------------   ------------   ------------
Government agency
   mortgage-backed
   securities..................   $     29,024            166   $         --   $         --   $     29,024   $        166
AAA and other mortgage-backed
   securities..................         23,477            583             --             --         23,477            583
                                  ------------   ------------   ------------   ------------   ------------   ------------
         Total.................   $     52,501   $        749   $         --   $         --   $     52,501   $        749
                                  ============   ============   ============   ============   ============   ============

        As of December 31, 2003, the Company had no securities maturing in less than one year, $10,184 fair value and $10,114 unamortized cost of securities maturing in over one year through five years, $7,825 fair value and $7,774 unamortized cost of securities maturing in over five years through ten years, and approximately $238,143 fair value and $236,534 unamortized cost of securities maturing after ten years. However, the Company expects to receive payments on its securities over periods considerably shorter than their contractual maturities.

        The Company received proceeds of $9,436, $89,139 and $1,271, respectively, on sales of available-for-sale securities during the years ended December 31, 2003, 2002 and 2001. Gains and losses from sales of available-for-sale securities were $249 and $0, respectively, for the year ended December 31, 2003; $2,468 and $210, respectively, for the year ended December 31, 2002; and $0 and $262, respectively, for the year ended December 31, 2001.

        At December 31, 2003 and 2002, securities with carrying values of $242,454 and $183,771, respectively, and market values of $243,033 and $186,542, respectively, were pledged to secure short-term borrowings, FHLB advances and public deposits.

        In September 2003, the Bank transferred two agency securities from the available-for-sale classification to the held-to-maturity classification. At the date of transfer, the two agency securities had an aggregate par value and unrealized loss of approximately $10.2 million and $595, respectively. The unrealized loss of $595 was recorded as a discount and is being amortized to income over the life of the securities. The unrealized loss, net of taxes, is included in other comprehensive income.

6. LOANS AND DISCOUNTED LOANS

        The following is a summary of each loan category by type as of December 31, 2003 and 2002:

                                                                     December 31,
                                                              ---------------------------
                                                                  2003           2002
                                                              ------------   ------------
      Loans
      Real estate loans:
          One to four units ...............................   $     71,031   $    119,539
          Over four units .................................        231,374        171,974
          Commercial ......................................        311,457        194,423
                                                              ------------   ------------
          Total loans secured by real estate ..............        613,862        485,936
      Consumer and other loans ............................          1,043          5,896
                                                              ------------   ------------
                                                                   614,905        491,832
      Add:  Premium on purchased loans and deferred fees ..          2,637          2,815
      Less:  Allowance for loan losses ....................         (6,735)        (7,980)
                                                              ------------   ------------
                                                              $    610,807   $    486,667
                                                              ============   ============

                                                                December 31,
                                                         ---------------------------
                                                             2003           2002
                                                         ------------   ------------
      Discounted Loans
      Real estate loans:
          One to four units ..........................   $      2,229   $      3,025
          Over four units ............................              1            238
          Commercial .................................            817            980
          Land .......................................             62             97
                                                         ------------   ------------
          Total loans secured by real estate .........          3,109          4,340
      Consumer and other loans .......................         32,969         41,857
                                                         ------------   ------------
                                                               36,078         46,197
      Less:
          Discounts on purchased loans ...............           (220)          (393)
          Allowance for loan losses ..................        (32,041)       (39,975)
                                                         ------------   ------------
                                                         $      3,817   $      5,829
                                                         ============   ============

        As of December 31, 2003 and 2002, loans with adjustable rates of interest were $492,392 and $353,665, respectively, and loans with fixed rates of interest were $158,591 and $184,364, respectively. Adjustable-rate loans are generally indexed to U.S. Treasury Bills, the FHLB’s Eleventh District Cost of Funds Index, LIBOR or Prime and are subject to limitations on the timing and extent of adjustment. Most loans adjust within six months of changes in the index.

        At December 31, 2003 and 2002, loans with unpaid principal balances of approximately $279,746 and $291,272, respectively, were pledged to secure credit line borrowings and repurchase agreements included in short-term borrowings (see Note 12).

        Activity in the allowance for loan losses is summarized as follows:

                                                                       Year Ended December 31,
                                                              ------------------------------------------
                                                                  2003           2002           2001
                                                              ------------   ------------   ------------
Balance, beginning of year .................................  $     47,955   $     50,454   $    221,484
Allocations of purchased reserves:
      at acquisition .......................................            --             --          4,393
      at disposition .......................................            --             --       (173,122)
Net change pursuant to fresh-start reporting ...............           (71)          (114)          (113)
Charge-offs ................................................        (8,637)        (2,824)          (894)
Recoveries .................................................            68            184            507
(Recapture of) provision for losses on loans ...............          (539)           255         (1,801)
                                                              ------------   ------------   ------------
Balance, end of year .......................................  $     38,776   $     47,955   $     50,454
                                                              ============   ============   ============

        At December 31, 2003 and 2002, the Company had impaired loans totaling $9,064 and $17,746, respectively, and had recorded specific valuation allowances to measure the impairments of those loans totaling $2,333 and $2,555, respectively. The average unpaid principal balances of impaired loans during the years ended December 31, 2003, 2002 and 2001 were $13,878, $20,273, and $28,214, respectively. Interest income recognized on impaired loans during 2003, 2002 and 2001 was $517, $1,160, and $1,354, respectively, based on cash payments. These amounts exclude consideration of single-family residential and other loan pools evaluated for impairment on a pooled basis.

        The Bank has a geographic concentration of mortgage loans in the western United States, primarily in southern California. The five states with the greatest concentration of the Bank’s loans were California, Nevada, Colorado, Arizona, and Oregon, which had $420.0 million, $32.8 million, $21.3 million, $21.1 million, and $17.3 million principal amount of loans, respectively, at December 31, 2003. The five states with the greatest concentration of the Company’s Discounted Loans were Florida, Texas, Oregon, California, and Maryland, which had $7.4 million, $4.0 million, $2.6 million, $2.6 million and $2.2 million principal amount of loans, respectively, at December 31, 2003.

        Management’s estimates are utilized to determine the adequacy of the allowance for loan losses. Estimates are also involved in determining the ultimate recoverability of purchased loans and, consequently, the pricing of purchased loans. These estimates are inherently uncertain and depend on the outcome of future events. Although management believes the levels of the allowance as of December 31, 2003 and 2002 are adequate to absorb losses inherent in the loan portfolio, changes in interest rates, various other economic factors and regulatory requirements may result in increasing levels of losses. Those losses will be recognized if and when these events occur.

7. REAL ESTATE OWNED

        Real estate owned consists of property that was obtained through foreclosure or was purchased directly, and is reported at the lower of its fair value less estimated costs to sell, the net carrying value of the underlying loan, or the acquisition cost. Activity in real estate owned is as follows for the years indicated:

                                                 Year Ended December 31,
                                               ---------------------------
                                                   2003           2002
                                               ------------   ------------
    Balance, beginning of year .............   $      1,101   $        677
    Foreclosures ...........................            738          1,706
    Sales and exchanges, net................         (1,394)        (1,250)
    Provision for losses ...................           (178)           (32)
                                               ------------   ------------
    Balance, end of year ...................   $        267   $      1,101
                                               ============   ============

        Activity in the valuation allowance on real estate owned is summarized as follows:

                                                 Year Ended December 31,
                                               ---------------------------
                                                   2003           2002
                                               ------------   ------------
    Balance, beginning of year .............   $         83   $        328
    Allocations of purchased reserves:
          at acquisition ...................             --            476
          at disposition ...................            (31)          (721)
    Charge-offs ............................           (164)           (32)
    Provision for losses ...................            178             32
                                               ------------   ------------
    Balance, end of year ...................   $         66   $         83
                                               ============   ============

        Real estate owned with a net carrying value of $62 at December 31, 2002 collateralized short-term borrowings (see Note 12). There was no pledged real estate owned at December 31, 2003.

8. LEASEHOLD IMPROVEMENTS AND EQUIPMENT

        Leasehold improvements and equipment consist of the following:

                                                                December 31,
                                                         ---------------------------
                                                             2003           2002
                                                         ------------   ------------
    Leasehold improvements ...........................   $        475   $        461
    Furniture and equipment ..........................          4,730          7,817
                                                         ------------   ------------
    Total cost .......................................          5,205          8,278
    Accumulated depreciation and amortization ........         (4,651)        (6,764)
                                                         ------------   ------------
                                                         $        554   $      1,514
                                                         ============   ============

9. PURCHASED MORTGAGE SERVICING RIGHTS

        The balances of the Company’s purchased mortgage servicing rights as of December 31, 2003 and 2002, and changes during the years then ended, were as follows:

                                                                     Year Ended December 31,
                                                                   ---------------------------
                                                                       2003           2002
                                                                   ------------   ------------
    Purchased mortgage servicing rights, beginning of year .....   $        713   $      2,007
    Purchases of mortgage servicing rights .....................             --             --
    Amortization ...............................................           (639)          (923)
    Impairment recovery (charge) ...............................            176           (371)
                                                                   ------------   ------------
    Purchased mortgage servicing rights, end of year ...........   $        250   $        713
                                                                   ============   ============

        The changes in the Company’s valuation allowance for impairment of PMSRs are as follows for the years indicated:

                                                                     Year Ended December 31,
                                                                   ---------------------------
                                                                       2003           2002
                                                                   ------------   ------------
    Balance, beginning of year .................................   $       (642)  $       (271)
    Other than temporary impairment.............................            394             --
    Recovery of (addition for) impairment ......................            176           (371)
                                                                   ------------   ------------
    Balance, end of year .......................................   $        (72)  $       (642)
                                                                   ============   ============

        The Company evaluates PMSRs for impairment by stratifying PMSRs based on the predominant risk characteristics of the underlying financial assets. At December 31, 2003 and 2002, the fair values of the Company’s PMSRs totaled $290 and $952, respectively. These values were determined using discount rates of 12-15% and prepayment rate assumptions (“CPR”) ranging from 36% to 63% (2003) and 35% to 55% (2002).

        For the year ended December 31, 2003, the Company recorded other than temporary impairment of PMSRs of $394, which reduced both the gross carrying value of the PMSRs and the PMSRs’ valuation allowance. The amount of the other than temporary impairment was determined by selecting an appropriate interest rate shock to estimate the amount of the PMSRs’ fair value that the Company might expect to recover in the foreseeable future. To the extent that the gross carrying value of the PMSRs exceeded the estimated recoverable amount, that portion of the gross carrying value was written off as an other than temporary impairment. Although the writedown had no impact on the Company's results of operations or financial condition, it did reduce the gross carrying value of the PMSRs, which is used as the basis for PMSR amortization.

        At December 31, 2003 and 2002, the key economic assumptions used in valuing the Company’s PMSRs, and the sensitivity of the PMSRs’ fair values to 10% and 20% adverse changes in such assumptions, were as follows:

                                                                        December 31,
                                                                 ---------------------------
                                                                     2003           2002
                                                                 ------------   ------------
           Fair value of capitalized PMSRs...................     $     290      $     952
           CPR...............................................         36-63%         35-55%
             Impact on fair value of 10% adverse change......           (37)          (133)
             Impact on fair value of 20% adverse change......           (69)          (248)
           Future cash flows discounted at...................         12-15%         12-15%
             Impact on fair value of 10% adverse change......            (5)           (19)
             Impact on fair value of 20% adverse change......           (10)           (37)

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

10. INTANGIBLE ASSETS

        In June 2000, the Bank acquired a branch location and recorded goodwill of $3,393 and a core deposit intangible of $1,294. Through December 31, 2001, the goodwill was amortized on a straight-line basis over an estimated useful life of 15 years. In January 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and, as a result, no longer amortizes goodwill, but tests it at least annually for impairment. The Company will continue to amortize the core deposit intangible over an estimated useful life of 5 years.

        Following is a summary of the Company’s intangible assets as of December 31, 2003 and 2002:

                                                  December 31, 2003                 December 31, 2002
                                          -------------------------------   -------------------------------
                                          Gross Carrying    Accumulated     Gross Carrying    Accumulated
                                              Amount        Amortization        Amount        Amortization
                                          --------------   --------------   --------------   --------------
  Intangible Assets:
    Goodwill ..........................   $        3,393   $         (339)  $        3,393   $         (339)
    Core deposit intangible ...........            1,294             (906)           1,294             (647)
                                          --------------   --------------   --------------   --------------
      Total ...........................   $        4,687   $       (1,245)  $        4,687   $         (986)
                                          ==============   ==============   ==============   ==============

        For the year ended December 31, 2003 the Company recorded amortization expense of $259 related to the core deposit intangible. The estimated amortization of the December 31, 2003 balance for the succeeding fiscal years is $259 (2004), $129 (2005), and none thereafter.

        There were no changes in the carrying value of goodwill during the year ended December 31, 2003. The Company tested goodwill for impairment as of March 31, 2003 and determined that no impairment charge was required. There were no conditions that indicated impairment as of December 31, 2003.

        The Company’s PMSRs totaled approximately $0.25 million at December 31, 2003 and $0.7 million at December 31, 2002. Amortization expense for PMSRs was $0.6 million for the year ended December 31, 2003 and $0.9 million for the year ended December 31, 2002. The estimated amortization expense of the December 31, 2003 balance of PMSRs for the five succeeding fiscal years is $121 (2004), $63 (2005), $32 (2006), $17 (2007) and $9 (2008). The estimated amortization expense is based only on currently held PMSRs and on current information regarding expected loan payments and prepayments. Actual results may vary as a result of changes in the rate of prepayments and other market factors.

        SFAS No. 142 requires disclosure of what reported net income would have been in all periods presented exclusive of amortization expense (including any related tax effects) recognized in those periods related to intangible assets that are no longer being amortized, any deferred credit related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized (including any related tax effects). The Company’s amortization expense for the years ended December 31, 2003, 2002 and 2001 were as follows (net of income taxes):

                                                             Year Ended December 31,
                                                    ------------------------------------------
                                                        2003           2002           2001
                                                    ------------   ------------   ------------
Amortization of goodwill .........................  $         --   $         --   $       (184)
Amortization of deferred acquisition costs .......            --             --            (32)
Amortization of core deposit intangible ..........          (148)          (161)          (157)
Amortization of PMSRs ............................          (365)          (575)          (856)

        Below is a reconciliation of reported income from continuing operations to adjusted income from continuing operations (including per-share amounts) showing the pro-forma effect if SFAS No. 142 had been adopted prior to January 2002:

                                                                         Year Ended December 31,
                                                                ------------------------------------------
                                                                    2003           2002           2001
                                                                ------------   ------------   ------------
Reported income from continuing operations ...................  $      3,392   $        884   $      6,259
Add back: Amortization of goodwill ...........................            --             --            184
Add back: Amortization of deferred acquisition costs .........            --             --             32
                                                                ------------   ------------   ------------
Adjusted income from continuing operations ...................  $      3,392   $        884   $      6,475
                                                                ============   ============   ============

Basic earnings per share:
Reported income from continuing operations ...................  $       0.18   $       0.05   $       0.31
Amortization of goodwill .....................................            --             --           0.01
Amortization of deferred acquisition costs ...................            --             --             --
                                                                ------------   ------------   ------------
Adjusted income from continuing operations ...................  $       0.18   $       0.05   $       0.32
                                                                ============   ============   ============

Diluted earnings per share:
Reported income from continuing operations ...................  $       0.17   $       0.04   $       0.30
Amortization of goodwill .....................................            --             --           0.01
Amortization of deferred acquisition costs ...................            --             --             --
                                                                ------------   ------------   ------------
Adjusted income from continuing operations ...................  $       0.17   $       0.04   $       0.31
                                                                ============   ============   ============

11. DEPOSITS

        Deposits consist of the following:

                                                                    December 31,
                                                             ---------------------------
                                                                 2003           2002
                                                             ------------   ------------
      Savings accounts...................................    $      2,319   $      1,746
      NOW and money market accounts......................          65,500         43,044
      Noninterest-bearing deposit accounts...............           4,175          3,659
      Time deposits:
            Less than $100...............................         111,639        116,216
            $100 or more.................................         289,776        231,116
                                                             ------------   ------------
      Total deposits.....................................    $    473,409   $    395,781
                                                             ============   ============

        A summary of time deposits as of December 31, 2003, by maturity, is as follows:

      2004.....................................................     $  353,276
      2005.....................................................         22,668
      2006.....................................................         15,137
      2007.....................................................            328
      2008.....................................................         10,006
                                                                    ----------
                                                                    $  401,415
                                                                    ==========

        The Bank’s deposits generally are not collateralized, with the exception of approximately $30 million of public fund certificates of deposit from the State of California, which are secured by loans and mortgage-backed securities.

12. SHORT-TERM BORROWINGS AND FHLB ADVANCES

        Short-term borrowings at December 31, 2003 and 2002 consisted of the Bank’s repurchase agreements of $88,000 and $91,870, respectively, which provide liquidity and financing for the Bank’s acquisitions of loan pools and mortgage-backed securities. Following is information about short-term borrowings:

                                                                          Year Ended December 31,
                                                                 ------------------------------------------
                                                                     2003           2002           2001
                                                                 ------------   ------------   ------------

      Average balance during the year.........................   $     89,162   $     55,651   $         23
      Highest amount outstanding during the year..............         99,170         91,870          4,277
      Average interest rate - during the year.................           2.04%          2.43%          6.70%
      Average interest rate - end of year.....................           1.96%          2.16%            --%

        In addition to the borrowings described above, the Company’s Mortgage Investment Operations have secured longer-term investment financing, consisting of lines of credit from institutional lenders. At December 31, 2003, WFC had an outstanding line-of-credit borrowing with an institutional lender in the amount of $0.7 million, bearing interest at 6.12%. This debt facility does not have a contractual maturity, but is repaid as cash flows are received on the loans serving as collateral.

        The Bank has an agreement with the Federal Home Loan Bank of San Francisco (the “FHLB”) whereby the Bank can apply for advances not to exceed 35% of the Bank’s total assets as of the previous quarter-end. These advances are secured by mortgage-backed securities and loans. The balances of FHLB advances outstanding at December 31, 2003 and 2002 were $249.3 million and $216.0 million, respectively.

        The following table sets forth the Company’s FHLB advances at and for the years ended December 31, 2003 and 2002:

                                                                           Year Ended
                                                                          December 31,
                                                                   ---------------------------
                                                                       2003           2002
                                                                   ------------   ------------
FHLB Advances:
      Average amount outstanding during the period................ $    223,424   $    189,923
      Maximum month-end balance outstanding during the period.....      249,337        216,000
      Weighted average rate:
            During the period.....................................        4.05%           5.23%
            At end of period......................................        3.27%           4.66%

        The Company’s short-term borrowings and FHLB advances mature as follows:

                  2004...........................   $   126,500
                  2005...........................       120,000
                  2006...........................        74,500
                  2007...........................        16,337
                  Serial notes...................           681
                                                    -----------
                       Total.....................   $   338,018
                                                    ===========

13. LONG-TERM DEBT

        At December 31, 2003, the Company had outstanding $20.6 million in floating-rate junior subordinated notes payable to a trust, bearing interest at the three-month LIBOR rate plus 3.65% (approximately 4.8% at December 31, 2003) and maturing in 2032. The borrowings may be prepaid after July 11, 2007 (in whole or in part) at par. The Company incurred interest expense of approximately $1.0 million and $0.5 million on this debt for the years ended December 31, 2003 and 2002, respectively.

        In July 2002, the Company issued trust preferred securities through a wholly-owned statutory business trust (“trust”), and the Company issued junior subordinated notes payable to the trust. Prior to the adoption of FIN 46, this trust was reported as a consolidated subsidiary of the Company. At December 31, 2002, the $20 million of trust preferred securities were included in the Company’s consolidated statement of financial condition in the liabilities section, under the caption “Trust preferred securities,” and the retained common capital securities of the issuer trusts were eliminated against the Company’s investment in the issuer trusts. Distributions on the preferred securities were recorded as interest expense on the consolidated statements of operations.

        Pursuant to the adoption of FIN 46, the Company deconsolidated this trust as of December 31, 2003. As a result, the junior subordinated notes payable issued by the Company to the issuer trust, totaling $20.6 million, are now reflected in the Company’s consolidated statement of financial condition in the liabilities section at December 31, 2003 under the caption “Junior subordinated notes payable to trust.” For years subsequent to 2003 the Company will record interest expense on the corresponding junior subordinated notes payable in its consolidated statements of operations. The Company also recorded its equity investment in the trust of $619 in other assets in its consolidated statement of financial condition as of December 31, 2003.

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

14. INCOME TAXES

        The Company files consolidated federal and state income tax returns with its eligible subsidiaries. As discussed in Note 2, the Company has entered into an agreement to sell its wholly-owned loan servicing subsidiary, WCC, to Merrill Lynch Mortgage Capital Inc. WCC is accounted for as a disposal group held for sale in the accompanying consolidated financial statements, and its assets and liabilities and operating results have each been removed from the Company’s consolidated statements of financial condition and operations, respectively, and reported separately in a single caption. Accordingly, the discussion in this note concerns primarily the Company’s income tax provision (benefit) and its deferred tax asset as they relate to its continuing operations.

        The components of income from continuing operations before federal and state income taxes were as follows:

                                                                                     Year Ended December 31,
                                                                            ------------------------------------------
                                                                                2003           2002           2001
                                                                            ------------   ------------   ------------
      Domestic..........................................................    $      5,931   $      1,418   $      9,259
      Foreign...........................................................              --             --             --
                                                                            ------------   ------------   ------------
            Total.......................................................    $      5,931   $      1,418   $      9,259
                                                                            ============   ============   ============

      The components of the income tax provision were as follows:
                                                                                     Year Ended December 31,
                                                                            ------------------------------------------
                                                                                2003           2002           2001
                                                                            ------------   ------------   ------------
      Current tax provision (benefit):
            Federal.......................................................  $        391   $     (1,556)  $       (892)
            State ........................................................           233            685            350
                                                                            ------------   ------------   ------------
                  Total current tax provision (benefit)...................           624           (871)          (542)
                                                                            ------------   ------------   ------------
      Deferred tax (benefit) provision:
            Federal.......................................................       (10,477)           452        (3,942)
            State.........................................................        (2,993)           138        (1,199)
                                                                            ------------   ------------   ------------
                  Total deferred tax (benefit) provision..................       (13,470)           590        (5,141)
                                                                            ------------   ------------   ------------
      Allocation to stockholders' equity:
            Utilization of pre-reorganizational deferred tax assets ......        15,385            815         8,683
                                                                            ------------   ------------   -----------
                  Total allocation to stockholders' equity................        15,385            815         8,683
                                                                            ------------   ------------   -----------
                  Total income tax provision..............................  $      2,539   $        534   $     3,000
                                                                            ============   ============   ===========

        The Company recorded a total income tax provision on income from continuing operations of approximately $2.5 million for the year ended December 31, 2003. The current federal tax provision for the years ended December 31, 2003, 2002 and 2001 included excess inclusion income earned on certain residual interests in REMICs which cannot be offset by tax losses. In addition, in 2001 the Company realized certain benefits related to the resolution and closing of open audit years.

        The difference between the effective tax rate applicable to income from continuing operations in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

                                                                                Year Ended December 31,
                                                                            ------------------------------
                                                                              2003       2002       2001
                                                                            --------   --------   --------

      Federal income tax provision at statutory rate.....................       34.0%      34.0%      34.0%
      State taxes, net of federal tax effect.............................        6.4        6.8        5.0
      Permanent differences..............................................       (0.6)       0.6        0.1
      Excess inclusion income from residual interests in REMICs..........         --       16.8        5.4
      Refund related to amended excess inclusion income from REMICs......         --      (24.8)        --
      Resolution and closing of open audit years.........................         --         --      (16.2)
      Other..............................................................        3.0        4.3        4.1
                                                                            --------   --------   --------
      Effective income tax rate..........................................       42.8%      37.7%      32.4%
                                                                            ========   ========   ========

        The Company’s deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts. They are attributable to carryforwards, such as net operating losses and capital losses, and also to temporary timing differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 43% is applied to each attribute in determining the amount of the related deferred tax asset or liability.

        Deferred income tax assets and liabilities as they relate to the Company’s continuing operations are summarized as follows:

                                                                                           December 31,
                                                                                    ---------------------------
       Deferred tax assets:                                                             2003           2002
                                                                                    ------------   ------------
          Loans - purchase discounts, allowance for loan losses
             and market valuation adjustments ...................................   $        651   $      2,775
          Market adjustment on mortgage-backed securities and hedge instruments..          4,216          3,411
          Capitalized mortgage servicing rights .................................          2,104          2,294
          Depreciation and amortization .........................................             92          1,109
          Net operating loss carryforward, net of cancellation of debt income ...         45,773         40,708
          Accrued expenses ......................................................            255          2,097
          Capitalized costs .....................................................            406            419
          Goodwill ..............................................................            491            470
          Capital loss carryforward .............................................          2,074          3,203
                                                                                    ------------   ------------
                Gross deferred tax assets .......................................         56,062         56,486
                                                                                    ------------   ------------
       Deferred tax liabilities:
          Deferred loan fees ....................................................             --            (54)
          State taxes ...........................................................         (3,175)        (2,669)
          Pass-through income ...................................................        (2,701)        (1,384)
          Purchase accounting ...................................................             --           (451)
          Other .................................................................         (2,015)        (3,460)
                                                                                    ------------   ------------
                Gross deferred tax liabilities ..................................         (7,891)        (8,018)
                                                                                    ------------   ------------
          Total deferred tax asset, net .........................................         48,171         48,468
          Valuation allowance ...................................................        (30,117)       (45,502)
                                                                                    ------------   ------------
                Net deferred tax asset ..........................................   $     18,054   $      2,966
                                                                                    ============   ============

        SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Through the year ended December 31, 2002, the Company had offset substantially all of its deferred tax asset with a valuation allowance. As of December 31, 2003, pursuant to its annual evaluation of the deferred tax asset, the Company determined that it is more likely than not that it will realize a significant portion of its deferred tax asset in future periods. Consequently, the Company reduced the amount of the valuation allowance and realized the related tax benefit. In accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), the tax benefit was recorded as an increase to stockholders’ equity, and not as a tax benefit in the statement of operations, because the benefit related to deferred tax assets generated in the Company’s pre-reorganizational period. As benefits relating to the Company’s post-reorganizational period are realized, the tax effect will be recorded as a tax benefit in the consolidated statements of operations.

        In June 2002 the Company experienced a change in control as set forth by Section 382 of the Internal Revenue Code. In general, a change in control is defined as a greater than 50% ownership shift as measured over the prior three-year period. The change in control will limit the Company’s ability to utilize certain tax attributes, such as net operating loss and capital loss carryforwards, in future periods. The Company has determined that the limitation on the amount that may be used annually to offset taxable income is approximately $6 million.

        As of December 31, 2003, the Company had U.S. net operating loss carryforwards and capital loss carryforwards of approximately $109 million and $5 million, respectively, and also has state net operating loss carryforwards. The federal carryforward period runs through 2023. As discussed above, the Company’s net operating loss carryforwards and capital loss carryforwards that were generated in the pre-reorganizational period are subject to an annual limitation on the amount that may be used to offset taxable income. The Company believes that it has adequately provided for this limitation with its valuation allowance against the deferred tax asset.

        WCC’s allocable share of the consolidated income tax provision was approximately $2.2 million, $0.2 million, and $0, respectively, for the years ended December 31, 2003, 2002 and 2001. At December 31, 2003 and 2002, WCC’s total deferred tax asset, representing the tax effect of net future deductions, was $3.7 million and $1.1 million, respectively.

15. COMMITMENTS AND CONTINGENCIES

        Lease Commitments—The following is a schedule of future minimum rental payments under operating leases as of December 31, 2003:

                  2004..........................   $      589
                  2005..........................          359
                  2006..........................          290
                  2007..........................          290
                  2008..........................          218
                                                   ----------
                       Total....................   $    1,746
                                                   ==========

        In addition to the above totals, WCC has operating lease obligations in the following amounts: $1,117 (2004), $913 (2005), $963 (2006), $992 (2007), $1,022 (2008) and $4,473 (thereafter). WCC’s obligation under the lease agreement for the corporate offices at the Beaverton, Oregon location is guaranteed by WFSG. The Company is requesting that the landlord release this guaranty in connection with the closing date of the sale of WCC to Merrill Lynch Mortgage Capital Inc. (expected to occur in the second quarter of 2004).

        Derivatives and Hedging Transactions- During 2002, the Bank entered into an interest rate swap agreement. Under this agreement, the Bank receives a floating rate and pays a fixed rate. The swap qualifies for cash flow hedging for accounting purposes, and effectively fixes the interest rate paid on $35 million, as of December 31, 2003 and 2002, of borrowings under reverse repurchase agreements. The swap expires in December 2004. The fair value of the swap as of December 31, 2003 and 2002 was unfavorable by $257 and $243, respectively. As the swap qualifies as a cash flow hedge, this amount is shown, net of taxes, in accumulated other comprehensive income as an unrealized loss.

        Loan Commitments—At December 31, 2003, the Bank had outstanding commitments to extend credit of approximately $53.6 million and unfunded commitments under lines of credit of $0.5 million. Loan commitments expose the Bank to credit risk in excess of amounts reflected in the consolidated financial statements. The Bank receives collateral to support loans and commitments to extend credit for which collateral is deemed necessary.

        Purchase Commitments—From time to time, the Company enters into various commitments and letters of intent relating to purchases of loans, foreclosed real estate portfolios and other investments. There can be no assurance that any of such transactions will ultimately be consummated. It is the Company’s policy generally to record such transactions in the financial statements in the period in which such transactions are closed. There were no such commitments outstanding at December 31, 2003.

        Litigation—The Company expects to incur additional expenses on behalf of a former officer for legal fees and other costs in connection with the events that gave rise to the litigation discussed in Note 3.

        The Company is a defendant in other legal actions arising from transactions conducted in the ordinary course of business. Some of these claims involve individual borrowers demanding material amounts for alleged damages. Management, after consultation with legal counsel, and based on prior experience with consumer claims, believes the ultimate liability, if any, arising from such actions will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

16. REGULATORY MATTERS

        Regulatory Agreements—On January 11, 2002, the OTS determined that the Bank may reimburse WFSG for the Bank’s stand-alone tax obligations for periods that are no longer subject to tax carry-back. For those periods that are subject to tax carry-back, the Bank may reimburse WFSG in the lesser amount of WFSG’s actual payments to the taxing authorities or the Bank’s stand-alone tax obligations. The Bank reimbursed WFSG for actual payments to the taxing authorities in 2003 and 2002 of $1,210 and $735, respectively.

        Capital Requirements—The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2003 and 2002, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. As of December 31, 2003 and 2002, the total core capital and total risk-based capital amounts of the Bank, compared with the OTS minimum requirements, were as follows:

                                                                                                            To Be
                                                                                                        Categorized as
                                                                                   Amount Required    "Well Capitalized"
                                                                                     For Capital              under
                                                                                       Adequacy        Prompt Corrective
                                                                  Actual               Purposes       Action Regulations
                                                          -------------------   -------------------   -------------------
                                                            Amount     Ratio      Amount     Ratio      Amount     Ratio
                                                          ----------  -------   ----------  -------   ----------  -------
      December 31, 2003
      Total Capital to Risk-Weighted Assets
         (Risk-Based Capital)...........................  $   83,995     12.2%  $   54,944   => 8.0%  $   68,679   =>10.0%
      Tier 1 Capital to Risk-Weighted Assets............      77,520     11.3%      Not Applicable        41,198   => 6.0%
      Core Capital to Adjusted Tangible Assets..........      77,520      8.6%      36,098   => 4.0%      45,122   => 5.0%
      Tangible Capital to Tangible Assets...............      77,520      8.6%      13,537   => 1.5%      Not Applicable

      December 31, 2002
      Total Capital to Risk-Weighted Assets
         (Risk-Based Capital)...........................  $   76,792     15.7%  $   39,155    =>8.0%  $   48,943   =>10.0%
      Tier 1 Capital to Risk-Weighted Assets............      70,662     14.4%      Not Applicable        29,361   => 6.0%
      Core Capital to Adjusted Tangible Assets..........      70,662      9.0%      31,546    =>4.0%      39,432   => 5.0%
      Tangible Capital to Tangible Assets...............      70,662      9.0%      11,830    =>1.5%      Not Applicable

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

18. EARNINGS (LOSS) PER SHARE

        The Company has outstanding stock options which are considered common stock equivalents in the calculation of earnings per share. Following is a reconciliation of net income and weighted average shares outstanding as used to calculate basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001.

                                                                            Year Ended December 31,
                                                                   ------------------------------------------
                                                                       2003           2002           2001
                                                                   ------------   ------------   ------------
    Income from continuing operations ..........................   $      3,392   $        884   $      6,259
    Discontinued operations ....................................          3,495          1,078           (647)
                                                                   ------------   ------------   ------------
    Net income .................................................   $      6,887   $      1,962   $      5,612
                                                                   ============   ============   ============
    Weighted average number of common shares
       outstanding - basic .....................................     18,508,892     17,142,561     20,138,015
                                                                   ------------   ------------   ------------
    Net effect of dilutive stock options - based on
       treasury stock method ...................................      2,035,141      1,804,676      1,038,054
                                                                   ------------   ------------   ------------
    Weighted average number of common shares
       outstanding - diluted ...................................     20,544,033     18,947,237     21,176,069
                                                                   ============   ============   ============

    Earnings (loss) per share - Basic:
       Income from continuing operations........................   $       0.18   $       0.05   $       0.31
       Discontinued operations..................................           0.19           0.06          (0.03)
                                                                   ------------   ------------   ------------
       Net income...............................................   $       0.37   $       0.11   $       0.28
                                                                   ============   ============   ============

    Earnings (loss) per share - Diluted:
       Income from continuing operations........................   $       0.17   $       0.04   $       0.30
       Discontinued operations..................................           0.17           0.06          (0.03)
                                                                   ------------   ------------   ------------
       Net income...............................................   $       0.34   $       0.10   $       0.27
                                                                   ============   ============   ============

19. EMPLOYEE BENEFITS AND AGREEMENTS

        Profit Sharing Plan—The Company’s employees participate in a defined contribution profit sharing and 401(k) plan sponsored by companies included in the Company’s “control group.” At the discretion of the Company’s Board of Directors, the Company may elect to contribute to the plan based on profits of the Company or based on matching participants’ contributions. The Company contributed $409, $482, and $431, respectively, for the years ended December 31, 2003, 2002 and 2001.

        Employment Agreements—From April 1, 2000 to February 28, 2002, the Company’s Chief Executive Officer, Mr. Stephen P. Glennon, received a salary of $24.00 per year for two years, and was reimbursed for certain living expenses. Mr. Glennon also was granted 575,000 stock options at a price equal to the fair value at the grant date. The options vested at the rate of 25,000 per month and had vested in full as of February 28, 2002. In March 2002 Mr. Glennon entered into a new employment agreement with the Company. Pursuant to this agreement, Mr. Glennon received a salary of $100,000 from March 1, 2002 to February 28, 2003 and a salary of $300,000 from March 1, 2003 to February 29, 2004, and continued to be reimbursed for certain living expenses. Mr. Glennon also was granted 300,000 stock options at a price equal to the fair value at the grant date. The options vested at the rate of 12,500 per month and had vested in full as of February 29, 2004. Mr. Glennon’s letter agreement expired on February 29, 2004. On February 27, 2004, the Company’s Board of Directors extended Mr. Glennon’s current salary under his new agreement through and including the anticipated closing of the sale of WCC in the second quarter of 2004.

        The Company and the Bank entered into an Employment, Confidentiality and Contingent Severance Agreement with Mr. Joseph W. Kiley III, effective as of January 1, 2003 (the “Kiley Agreement”). The Kiley Agreement provides that Mr. Kiley serve as President and Chief Executive Officer of the Bank commencing January 1, 2003. Pursuant to the Kiley Agreement, Mr. Kiley’s employment is for a term of twelve (12) months, automatically renewing for successive periods of twelve months each, unless, at least 90 days before the expiration of such twelve-month period, either the members of the board of directors of the Bank (the “Board of Directors” or the “Board”) gives written notice of non-renewal to Mr. Kiley, or Mr. Kiley gives written notice of non-renewal to the Bank. Under the Kiley Agreement, Mr. Kiley receives an annual base salary of $275,000, and is entitled to participate in the Bank’s employee benefit plans, medical, dental, vision, disability or insurance programs, if any, to the extent offered to other officers of similar position under the Bank’s personnel policies. The Company and Mr. Kiley have entered into (1) an Amended and Restated Incentive Stock Options Agreement dated March 12, 2001 for 150,000 options and (2) Incentive Stock Option Agreement dated October 2, 2001 for 50,000 options. Mr. Kiley’s rights to such stock options shall be determined by the terms and conditions of said agreements. All stock options granted under the Kiley Agreement were granted at a price equal to the fair market value of the Company’s common stock on the date of grant. Pursuant to the Kiley Agreement, in the event Mr. Kiley’s employment is terminated upon the occurrence of an “Other Event of Termination,” (as defined in the Kiley Agreement) he is entitled to an amount equal to his then annual base salary and to life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank or the Company for Mr. Kiley prior to his termination of employment at no cost to him for a period of one year, subject to certain limitations. Under the Kiley Agreement, in the event of a “change in control” (as defined in the Kiley Agreement) of the Bank or the Company, Mr. Kiley is entitled to an amount equal to two times his then annual base salary. In addition, Mr. Kiley’s stock options become immediately vested and exercisable.

        In October 2000, the Company gave change-in-control agreements to Messrs. Jay H. Memmott, Mark H. Peterman, Russell T. Campbell and Bradley B. Newman. The Company revised portions of these agreements in April 2001, June 2002 and December 2003. These agreements provide that, in the event of a change in control of the Company or WCC, these executives would be entitled to receive a severance payment if within 120 days after a change in control, their employment is involuntarily terminated by the Company for any reason other than cause or death or disability, or they voluntarily terminate their employment after certain adverse changes in the terms of their employment (“Good Reason”). In addition, these executives are entitled to their severance payment if they terminate their employment after the 120-day period, whether or not they have been terminated without cause or voluntarily terminate for Good Reason. The amount of the severance payment for Mr. Campbell would be his annual base salary, and the amount of the severance payment for the other executives would be twice their annual base salary. Pursuant to the terms of the Stock Purchase Agreement between the Company and Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”), upon the closing of the sale of WCC, the Company will have no further obligations under these change-in-control agreements.

        In connection with the signing of the definitive agreement for the sale of WCC to Merrill Lynch, Messrs. Memmott, Newman and Peterman agreed to enter into employment agreements with Merrill Lynch, effective as of the closing of the sale of WCC, providing for their continued employment by WCC following the closing. As part of their new employment agreements, Messrs. Memmott, Newman and Peterman have each agreed to forego the severance payment to which he would otherwise be entitled under his change-in-control agreement, and in consideration for their release of WFSG’s severance payment obligations and their efforts that have resulted in the sale of WCC, WFSG has agreed to pay bonuses at the closing to Messrs. Memmott, Newman and Peterman in the amounts of $475,000, $500,000 and $200,000, respectively. Subsequent to the signing of the definitive agreement for the sale of WCC, Mr. Campbell agreed to continue his employment with WCC after the closing pursuant to a new employment agreement with Merrill Lynch, pursuant to which he also has agreed to forego the severance payment to which he would otherwise be entitled under his change-in-control agreement.

        Stock Options—The Company adopted a stock option plan, the 1999 Equity Participation Plan, on December 2, 1999. The 1999 Equity Participation Plan permits the Company to grant incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), restricted stock and stock appreciation rights (collectively “Awards”) to employees, directors and consultants of the Company and subsidiaries of the Company. In June 2000 the Plan was amended to increase the number of shares reserved for issuance by 1,200,000 shares of common stock to an aggregate of 4,000,000 shares, and to allow any participant in the Plan to receive grants of options or other awards with respect to up to 1,000,000 shares of common stock per year. In January 2001 the Plan was further amended to revise the definition of “change in control” in those provisions of the Plan that permit accelerated vesting of the options in the event of a change in control, and in April 2001, the Plan was amended to provide that all options would vest upon certain changes in control of the Company or the Bank. In March 2002 the Board passed a resolution providing that options granted after January 1, 2002 would not automatically include a provision for immediate vesting upon a change in control, unless otherwise determined by the Committee. In December 2003 the Board passed a resolution providing that all options granted to employees of WCC will immediately vest upon a change in control of WCC.

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

        The weighted average fair values of the Company’s options granted during the years ended December 31, 2003, 2002 and 2001 were $0.80, $1.06, and $0.77, respectively. A summary of the Company’s stock options as of December 31, 2003, 2002 and 2001, and changes during the years then ended, is presented below:

                                                                          Year Ended December 31,
                                             ---------------------------------------------------------------------------------
                                                        2003                        2002                        2001
                                             -------------------------   -------------------------   -------------------------
                                                             Weighted                    Weighted                    Weighted
                                                             Average                     Average                     Average
                                                             Exercise                    Exercise                    Exercise
                                                Shares        Price         Shares        Price         Shares        Price
                                             ------------   ----------   ------------   ----------   ------------   ----------
Outstanding at beginning of year.............   3,596,666   $     1.55      3,190,000   $     1.35      3,157,000   $     1.16
Granted  ....................................      60,000         3.75        550,000         2.65        810,000         1.61
Exercised....................................    (670,829)        1.28        (75,000)        1.29       (314,000)        1.06
Forfeited....................................    (161,669)        1.91        (68,334)        1.32       (463,000)        1.12
                                             ------------   ----------   ------------   ----------   ------------   ----------
Outstanding at end of year...................   2,824,168   $     1.64      3,596,666   $     1.55      3,190,000   $     1.35
                                             ============   ==========   ============   ==========   ============   ==========
Exercisable at end of year...................   2,375,817   $     1.48      2,451,660   $     1.30      1,508,320   $     1.17
                                             ============   ==========   ============   ==========   ============   ==========

        Additional information regarding options outstanding as of December 31, 2003 is as follows:

                                                                                        Weighted-      Weighted-
                                                                                         Average       Average
                               Range of                    Total       Exercisable      Remaining      Exercise
                            Exercise Prices                Shares         Shares           Life         Price
                            ---------------             ------------   ------------    ------------   ----------
      $0.88...........................................        30,000         30,000            6.24   $     0.88
      $1.06-$1.38.....................................     1,573,333      1,573,333            6.24   $     1.17
      $1.63-$1.90.....................................       613,334        406,661            7.63   $     1.82
      $2.20-$2.61.....................................       419,167        324,161            8.13   $     2.35
      $3.45-$3.80.....................................       188,334         41,662            8.75   $     3.56

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

                                                                        December 31, 2003             December 31, 2002
                                                                   ---------------------------   ---------------------------
                                                                     Carrying      Estimated       Carrying      Estimated
                                                                      Amount       Fair Value       Amount       Fair Value
                                                                   ------------   ------------   ------------   ------------
      Assets:
          Cash and cash equivalents ............................   $     18,739   $     18,739   $     15,981   $     15,981
          Mortgage-backed securities available for sale ........        224,312        224,312        261,535        261,535
          Investment securities available for sale .............         22,086         22,086         11,962         11,962
              Investment securities held to maturity ...........          9,607          9,754             --             --
          Loans and discounted loans, net ......................        614,624        621,828        492,496        526,711
          Federal Home Loan Bank stock .........................         12,767         12,767         10,808         10,808
          Purchased mortgage servicing rights ..................            250            290            713            952
    Liabilities:
          Deposits .............................................        473,409        472,117        395,781        398,339
          Short-term borrowings ................................         88,000         88,262         91,870         92,198
          FHLB advances ........................................        249,337        253,670        216,000        224,941
          Investment financing .................................            681            681          2,133          2,133
          Junior subordinated notes payable to trust ...........         20,619         20,619             --             --
          Trust preferred securities ...........................             --             --         20,000         20,000
          Interest-rate swaps ..................................            257            257            243            243

        The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are explained below:

        Cash and Cash Equivalents—The carrying amounts approximate fair values due to the short-term nature of these instruments.

        Investment Securities and Mortgage-Backed Securities—The fair values of securities are generally obtained from discounted cash flow models, market bids for similar or identical securities, independent security brokers or dealers.

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

        Purchased Mortgage Servicing Rights—The fair value of PMSRs is determined by estimating the present value of expected future cash flows, using a discount rate that is considered commensurate with the risks involved. The amounts and timing of the cash flows are estimated after considering various economic factors including prepayment speeds, delinquency, default assumptions and related servicing costs.

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

        Short-Term Borrowings and FHLB Advances—The carrying value of short-term borrowings and FHLB advances maturing within one year is a reasonable approximation of fair value. The fair value of FHLB advances with maturities greater than one year is estimated using rates currently offered for borrowings and advances of similar maturities.

        Investment Financing—The carrying value of the Company’s investment financing is a reasonable approximation of fair value, as the majority of these borrowings are expected to be repaid in approximately one year.

        Junior Subordinated Notes Payable to Trust and Trust Preferred Securities—The carrying value of the Company’s Notes payable to the trust is a reasonable approximation of fair value, as this debt bears interest at prevailing market rates, adjusting quarterly.

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

21. OPERATING SEGMENTS

        Effective the second quarter of 2003, the Company redefined its operating segments in order to reflect a complete separation of its investment operations from its servicing operations. Consequently, the operating results of the Company’s investment subsidiary, WFC, are reported as an individual business segment (“Mortgage Investments”), separate from those of its loan servicing subsidiary, WCC (“Loan Servicing”). (In prior periods, the results of WCC and WFC were combined into one operating segment known as “Specialty Servicing and Finance Operations”.) The results of prior periods have been revised to give effect to the new segments.

        As discussed in Note 2, the Company has entered into an agreement to sell WCC to Merrill Lynch Mortgage Capital Inc. Accordingly, the operating results of WCC are presented separately, in a single caption titled “Income (loss) from operations of subsidiary held for sale” in the Company’s consolidated statements of operations.

        The operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

o	Banking Operations—Through FBBH, the Company conducts a banking business focused primarily on specialty-niche products, including commercial and multi-family real estate lending, investments in residential whole loans, and investments in primarily AAA-rated and government agency mortgage-backed securities. The primary sources of liquidity for the Bank’s acquisitions and originations are wholesale certificates of deposit, retail deposits, FHLB advances and repurchase agreements. The Bank is a federally chartered savings bank and is regulated by the OTS.

o	Mortgage Investment Operations— The Company’s investment subsidiary, WFC, acquires mortgage-backed securities and pools of performing, sub-performing and non-performing residential and commercial loans. WFC conducts certain of these activities with an institutional investor where such investments align the Company’s interests with those of the institutional investor. WFC’s funding sources consist primarily of commercial bank financing and co-investors, with debt service repayment terms that generally parallel the cash flows of the underlying collateral.

o	Holding Company and Miscellaneous Operations—The Company’s Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the aforementioned business segments. In addition, this segment includes interest expense on the $20.6 million of junior subordinated notes payable issued in July 2002 and eliminations of intercompany accounts and transactions.

        Segment results for the years ended December 31, 2003, 2002 and 2001 are shown in the following tables. This data has been prepared in accordance with the accounting principles discussed in Note 1.

                                                                         Year Ended December 31, 2003
                                                    ------------------------------------------------------------------------
                                                                       Loan         Mortgage       Holding
                                                      Banking       Servicing     Investments      Company         Total
                                                    ------------   ------------   ------------   ------------   ------------
    Interest income .............................   $     42,542   $         --   $      2,929   $         65   $     45,536
    Interest expense ............................         22,604             --             74          1,007         23,685
                                                    ------------   ------------   ------------   ------------   ------------
    Net interest income (expense) ...............         19,938             --          2,855           (942)        21,851
    (Recapture of) provision for loan
       losses ...................................           (750)            --            211             --           (539)
                                                    ------------   ------------   ------------   ------------   ------------
    Net interest income (expense) after
       (recapture of) provision for loan losses .         20,688             --          2,644           (942)        22,390
    Realized gains (losses) .....................            249             --           (435)            17           (169)
    Other income (loss) .........................            579             --           (572)            26             33
    Compensation and employee benefits expense ..          4,632             --            543          1,174          6,349
    Other expenses ..............................          5,506             --            205          4,263          9,974
                                                    ------------   ------------   ------------   ------------   ------------
    Income (loss) from continuing operations
       before income tax provision (benefit) ....         11,378             --            889         (6,336)         5,931
    Income tax provision (benefit) ..............          4,779             --            389         (2,629)         2,539
                                                    ------------   ------------   ------------   ------------   ------------
    Income (loss) from continuing operations ....          6,599             --            500         (3,707)         3,392
    Income from operations of subsidiary held
       for sale, net of taxes ...................             --          3,495             --             --          3,495
                                                    ------------   ------------   ------------   ------------   ------------
    Net income (loss) ...........................   $      6,599   $      3,495   $        500   $     (3,707)  $      6,887
                                                    ============   ============   ============   ============   ============
    Total assets ................................   $    906,186   $     42,698   $     23,254   $      3,144   $    975,282
                                                    ============   ============   ============   ============   ============

                                                                          Year Ended December 31, 2002
                                                    ------------------------------------------------------------------------
                                                                       Loan         Mortgage       Holding
                                                      Banking       Servicing     Investments      Company         Total
                                                    ------------   ------------   ------------   ------------   ------------
    Interest income .............................   $     45,899   $         --   $      6,348   $        468   $     52,715
    Interest expense ............................         27,445             --            439            738         28,622
                                                    ------------   ------------   ------------   ------------   ------------
    Net interest income (expense) ...............         18,454             --          5,909           (270)        24,093
    Provision for loan losses ...................             --             --            255             --            255
                                                    ------------   ------------   ------------   ------------   ------------
    Net interest income (expense) after
       provision for loan losses ................         18,454             --          5,654           (270)        23,838
    Realized (losses) gains .....................         (1,354)            --            523             --           (831)
    Other income (loss) .........................            253             --           (745)          (280)          (772)
    Compensation and employee benefits
       expense ..................................          3,985             --          1,065          1,601          6,651
    Other expenses ..............................          5,348             --            796          8,022*        14,166
                                                    ------------   ------------   ------------   ------------   ------------
    Income (loss) from continuing
       operations before income tax
       provision (benefit) ......................          8,020             --          3,571        (10,173)         1,418
    Income tax provision (benefit) ..............          3,328             --             (4)        (2,790)           534
                                                    ------------   ------------   ------------   ------------   ------------
    Income (loss) from continuing operations ....          4,692             --          3,575         (7,383)           884
    Income from operations of subsidiary
       held for sale, net of taxes ..............             --          1,764             --             --          1,764
    Minority interest in subsidiary
       held for sale ............................             --           (686)            --             --           (686)
                                                    ------------   ------------   ------------   ------------   ------------
    Income from operations of subsidiary
       held for sale, net of taxes and
       minority interest ........................             --          1,078             --             --          1,078
                                                    ------------   ------------   ------------   ------------   ------------
    Net income (loss) ...........................   $      4,692   $      1,078   $      3,575   $     (7,383)  $      1,962
                                                    ============   ============   ============   ============   ============
    Total assets ................................   $    794,078   $     33,387   $     27,095   $    (10,972)  $    843,588
                                                    ============   ============   ============   ============   ============

* Other expenses at the Holding Company included approximately $6.45 million in expenses related to the settlement of litigation discussed in Note 3 and expenses incurred on behalf of prior officers in connection with the events that gave rise to the litigation.

                                                                          Year Ended December 31, 2001
                                                    ------------------------------------------------------------------------
                                                                       Loan         Mortgage       Holding
                                                      Banking       Servicing     Investments      Company         Total
                                                    ------------   ------------   ------------   ------------   ------------
    Interest income .............................   $     52,008   $         --   $      4,111   $        310   $     56,429
    Interest expense ............................         34,480             --            572           (142)        34,910
                                                    ------------   ------------   ------------   ------------   ------------
    Net interest income .........................         17,528             --          3,539            452         21,519
    Recapture of loan losses ....................         (1,730)            --            (71)            --         (1,801)
                                                    ------------   ------------   ------------   ------------   ------------
    Net interest income after recapture of loan
       losses ...................................         19,258             --          3,610            452         23,320
    Realized gains (losses) .....................            624             --           (504)            --            120
    Other income (loss) .........................          8,521             --           (908)           378          7,991
    Compensation employee and benefits expense...          8,125             --            989          1,246         10,360
    Other expenses ..............................          7,737             --          1,624          2,451         11,812
                                                    ------------   ------------   ------------   ------------   ------------
    Income (loss) from continuing operations
        before income tax provision (benefit) ...         12,541             --           (415)        (2,867)         9,259
    Income tax provision (benefit) ..............          5,619             --             --         (2,619)         3,000
                                                    ------------   ------------   ------------   ------------   ------------
    Income (loss) from continuing operations ....          6,922             --           (415)          (248)         6,259
    Loss from operations of subsidiary held for
       sale, net of taxes .......................             --         (1,294)            --             --         (1,294)
    Minority interest in subsidiary held for sale             --            647             --             --            647
                                                    ------------   ------------   ------------   ------------   ------------
    Loss from operations of subsidiary held for
       sale, net of taxes and minority interest .             --           (647)            --             --           (647)
                                                    ------------   ------------   ------------   ------------   ------------
    Net income (loss) ...........................   $      6,922   $       (647)  $       (415)  $       (248)  $      5,612
                                                    ============   ============   ============   ============   ============
    Total assets ................................   $    717,802   $     40,101   $     31,176   $    (17,926)  $    771,153
                                                    ============   ============   ============   ============   ============

22. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                                                                         Quarters Ended
                                                                    ---------------------------------------------------------
                                                                    December 31,   September 30,    June 30,      March 31,
                                                                        2003           2003           2003           2003
                                                                    ------------   ------------   ------------   ------------
Interest income ..................................................  $     11,457   $     10,841   $     11,172   $     12,066
Interest expense .................................................         5,657          5,605          5,888          6,535
                                                                    ------------   ------------   ------------   ------------
Net interest income ..............................................         5,800          5,236          5,284          5,531
Provision for (recapture of) loan losses .........................            53             78           (700)            30
                                                                    ------------   ------------   ------------   ------------
Net interest income after provision for (recapture of)
     loan losses .................................................         5,747          5,158          5,984          5,501
Realized (losses) gains ..........................................          (343)           152              1             21
Other income (loss) ..............................................            17            (32)          (169)           217
Compensation and employee benefits expense .......................         1,487          1,266          1,934          1,662
Other expenses ...................................................         2,951          2,150          2,674          2,199
                                                                    ------------   ------------   ------------   ------------
Income from continuing operations before income tax provision ....           983          1,862          1,208          1,878
Income tax provision .............................................           421            797            517            804
                                                                    ------------   ------------   ------------   ------------
Income from continuing operations ................................           562          1,065            691          1,074
                                                                    ------------   ------------   ------------   ------------
Income from operations of subsidiary held for sale,
    net of taxes .................................................           680          1,610            715            490
                                                                    ------------   ------------   ------------   ------------
Net income .......................................................  $      1,242   $      2,675   $      1,406   $      1,564
                                                                    ============   ============   ============   ============
Earnings per share - Basic:
    Income from continuing operations.............................  $       0.03   $       0.06   $       0.04   $       0.06
    Discontinued operations.......................................          0.04           0.08           0.04           0.03
                                                                    ------------   ------------   ------------   ------------
    Net income....................................................  $       0.07   $       0.14   $       0.08   $       0.09
                                                                    ============   ============   ============   ============
Earnings per share - Diluted:
    Income from continuing operations.............................  $       0.03   $       0.05   $       0.03   $       0.05
    Discontinuing operations......................................          0.03           0.08           0.04           0.03
                                                                    ------------   ------------   ------------   ------------
    Net Income....................................................  $       0.06   $       0.13   $       0.07   $       0.08
                                                                    ============   ============   ============   ============

                                                                                             Quarters Ended
                                                                        ---------------------------------------------------------
                                                                        December 31,   September 30,    June 30,      March 31,
                                                                            2002           2002           2002           2002
                                                                        ------------   ------------   ------------   ------------
Interest income ......................................................  $     12,705   $     13,725   $     12,337   $     13,948
Interest expense .....................................................         6,914          7,190          7,007          7,511
                                                                        ------------   ------------   ------------   ------------
Net interest income ..................................................         5,791          6,535          5,330          6,437
Provision for loan losses ............................................            49            136             70             --
                                                                        ------------   ------------   ------------   ------------
Net interest income after provision for loan losses ..................         5,742          6,399          5,260          6,437
Realized gains (losses) ..............................................           751           (724)          (840)           (18)
Other (loss) income ..................................................           (65)          (210)          (676)           179
Compensation and employee benefits expense ...........................         2,023          1,607          1,515          1,506
Other expenses .......................................................         2,579          3,393          2,225          5,969*
                                                                        ------------   ------------   ------------   ------------
Income (loss) from continuing operations before income
   tax provision (benefit) ...........................................         1,826            465              4           (877)
Income tax provision (benefit) .......................................           688            175              1           (330)
                                                                        ------------   ------------   ------------   ------------
Income (loss) from continuing operations .............................         1,138            290              3           (547)
Income (loss) from operations of subsidiary held for sale,
   net of taxes ......................................................           403          1,138            649           (426)
Minority interest in subsidiary held for sale ........................            --           (561)          (325)           200
                                                                        ------------   ------------   ------------   ------------
Income (loss) from  operations of subsidiary held for sale, net of
   taxes and minority interest .......................................           403            577            324           (226)
                                                                        ------------   ------------   ------------   ------------
Net income (loss) ....................................................  $      1,541   $        867   $        327   $       (773)
                                                                        ============   ============   ============   ============
Earnings (loss) per share - Basic:
    Income from continuing operations.................................  $       0.06   $       0.02   $       0.00   $      (0.03)
    Discontinued operations...........................................          0.02           0.03           0.02          (0.02)
                                                                        ------------   ------------   ------------   ------------
    Net income........................................................  $       0.08   $       0.05   $       0.02   $      (0.05)
                                                                        ============   ============   ============   ============
Earnings (loss) per share - Diluted:
    Income from continuing operations.................................  $       0.06   $       0.01   $       0.00   $      (0.03)
    Discontinued operations...........................................          0.02           0.03           0.02          (0.02)
                                                                        ------------   ------------   ------------   ------------
    Net Income........................................................  $       0.08   $       0.04   $       0.02   $      (0.05)
                                                                        ============   ============   ============   ============

* Other expenses in the first quarter of 2002 included approximately $4.75 million in expenses related to the settlement of litigation discussed in Note 3 and expenses incurred on behalf of prior officers in connection with the events that gave rise to the litigation.

23. PARENT COMPANY INFORMATION

Condensed Statements of Financial Condition

                                                                December 31,
                                                         ---------------------------
                                                             2003           2002
                                                         ------------   ------------
    ASSETS
    Cash and cash equivalents ........................   $      2,987   $      4,641
    Investment in subsidiaries .......................        129,628        120,906
    Prepaid expenses and other assets ................         31,540         13,841
                                                         ------------   ------------
                                                         $    164,155   $    139,388
                                                         ============   ============
    LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable and other liabilities ...........   $      3,125   $      5,185
     Due to affiliates, net ..........................         35,547         34,180
                                                         ------------   ------------
       Total liabilities .............................         38,672         39,365
    Stockholders' equity .............................        125,483        100,023
                                                         ------------   ------------
                                                         $    164,155   $    139,388
                                                         ============   ============

Condensed Statements of Operations

                                                                                           Year Ended December 31,
                                                                                  ------------------------------------------
                                                                                      2003           2002           2001
                                                                                  ------------   ------------   ------------
    Interest income ...........................................................   $         --   $         47   $        275
    Interest expense ..........................................................              3            190             46
                                                                                  ------------   ------------   ------------
    Net interest (expense) income .............................................             (3)          (143)           229
    Non-interest income .......................................................            149            229            150
    Non-interest expense ......................................................          5,544         10,128          4,360
                                                                                  ------------   ------------   ------------
    Loss before income tax benefit and equity in earnings of subsidiaries .....         (5,398)       (10,042)        (3,981)
    Income tax benefit ........................................................           (668)        (2,596)        (2,618)
    Equity in earnings of subsidiaries ........................................         11,617          9,408          6,975
                                                                                  ------------   ------------   ------------
    Net income ................................................................   $      6,887   $      1,962   $      5,612
                                                                                  ============   ============   ============

Condensed Statements of Cash Flows

                                                                                             Year Ended December 31,
                                                                                    ------------------------------------------
                                                                                        2003           2002           2001
                                                                                    ------------   ------------   ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income ...............................................................   $      6,887   $      1,962   $      5,612
       Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Tax effect from utilization of net operating loss carryforward ........          2,467            815          4,183
          Equity in earnings of subsidiaries ....................................        (11,617)        (9,408)        (6,975)
          Change in:
             Prepaid expenses and other assets ..................................           (335)         2,611         (5,637)
             Accounts payable and other liabilities .............................         (1,285)         1,208          1,383
             Due to affiliate, net ..............................................          1,367         15,168         12,453
                                                                                    ------------   ------------   ------------
                Net cash (used in) provided by operating activities .............         (2,516)        12,356         11,019
                                                                                    ------------   ------------   ------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of minority interest in WCC ..................................             --        (12,000)            --
                                                                                    ------------   ------------   ------------
                Net cash used in investing activities ...........................             --        (12,000)            --
                                                                                    ------------   ------------   ------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
          Issuance of subordinated debentures ...................................             --          7,690             --
          Issuance of common stock ..............................................            862             96            331
          Purchase of treasury stock ............................................             --         (5,101)       (10,005)
                                                                                    ------------   ------------   ------------
               Net cash provided by (used in) financing activities ..............            862          2,685         (9,674)
                                                                                    ------------   ------------   ------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ........................         (1,654)         3,041          1,345
    CASH AND CASH EQUIVALENTS:
          Beginning of year .....................................................          4,641          1,600            255
                                                                                    ------------   ------------   ------------
          End of year ...........................................................   $      2,987   $      4,641   $      1,600
                                                                                    ============   ============   ============
    NONCASH FINANCING ACTIVITIES:
          Conversion of subordinated debentures into common stock ...............   $         --   $      7,690   $         --
          Release of valuation allowance related to pre-reorganizational
             net operating losses................................................         17,335             --          4,500

24. SUBSEQUENT EVENT

        On January 16, 2004, WFSG entered into an agreement to sell WCC, the Company’s wholly-owned mortgage servicing subsidiary, to Merrill Lynch Mortgage Capital Inc., a division of Merrill Lynch & Co., New York, NY. Closing is expected to occur in the second quarter of 2004 and is subject to various customary conditions, including the receipt of regulatory approvals. See Note 2 to the consolidated financial statements.

25. RESTATEMENT OF FINANCIAL STATEMENTS

        Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2002, the Company’s management determined that there were unrecorded servicer advances of approximately $1,113 related to the accounts of WCC. These servicer advances should have been recorded in the Company’s consolidated financial statements as of May 31, 1999, the effective date of the Company’s reorganization and the date on which the Company acquired a majority interest in WCC. As a result, the 2002 and 2001 financial statements have been restated from amounts previously reported to properly reflect the value of the servicer advances acquired, and the resulting increases in contributed capital (common stock) arising from the Company’s majority interest in such advances at the date of acquisition and the related minority interest.

        In October 2002, the Company purchased the minority holder’s interest in WCC and accordingly owns 100% of WCC. Since the purchase of the minority interest has been determined to have understated additional servicer advances, the Company has retroactively re-allocated the purchase price among the assets acquired, resulting in decreases in the carrying values of leasehold improvements and equipment and PMSRs as of December 31, 2002.

        A summary of the significant effects of the restatement on the carrying value of WCC’s assets is as follows:

                                                                      December 31, 2002
                                                               -------------------------------
                                                               As Previously          As
                                                                  Reported         Restated
                                                               --------------   --------------
      Leasehold improvements and equipment, net.............   $        1,704   $        1,594
      Servicer advances receivable, net.....................           19,922           21,035
      Purchased mortgage servicing rights, net..............            4,692            4,256
      Total assets..........................................           32,820           33,387

        As discussed in Note 2, WCC is accounted for as a disposal group held for sale, and its assets and liabilities have been combined and reported as separate captions on the Company’s consolidated statements of financial condition as of December 31, 2003 and 2002. See Note 2 for a summary of WCC’s assets and liabilities reflecting the above restatements as of December 31, 2002.

        The significant effects of the restatement on the Company’s consolidated statement of financial condition are as follows:

                                                                      December 31, 2002
                                                               -------------------------------
                                                               As Previously          As
                                                                  Reported         Restated
                                                               --------------   --------------
       Total assets.........................................   $      843,021   $      843,588
       Common stock, $0.01 par value........................          114,357          114,924
       Total stockholders' equity...........................           99,456          100,023

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on April 14, 2004 by the undersigned, thereunto duly authorized.

WILSHIRE FINANCIAL SERVICES GROUP INC.

Date: April 14, 2004	By:	/s/ STEPHEN P. GLENNON
Stephen P. Glennon
Chief Executive Officer and
Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 14, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ LARRY B. FAIGIN	Chairman of the Board
Larry B. Faigin

/s/ STEPHEN P. GLENNON	Chief Executive Officer, Chief Financial Officer
Stephen P. Glennon	and Director

/s/ HOWARD AMSTER	Director
Howard Amster

/s/ ROBERT M. DEUTSCHMAN	Director
Robert M. Deutschman

/s/ ROBERT H. KANNER	Director
Robert H. Kanner

/s/ EDMUND M. KAUFMAN	Director
Edmund M. Kaufman

/s/ DANIEL A. MARKEE	Director
Daniel A. Markee

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

Exhibit Index

        The following exhibits are filed as part of this report.

‡	3.1	Certificate of Incorporation
*	3.2	Second Amended and Restated By-laws
10.1	Employment Agreement dated March 20, 2002 between the Company and Stephen P. Glennon (incorporated by reference to the Company’s Report on Form 10-K dated March 25, 2002)
10.2	Employment Agreement dated March 12, 2001 between the Company and Joseph W. Kiley III, as modified on December 19, 2001 (incorporated by reference to the Company’s Report on Form 10-K dated March 25, 2002)
*	10.3	Stock Purchase Agreement dated January 16, 2004 by and between the Company and Merrill Lynch Mortgage Capital Inc.
10.15	Amended and Restated 1999 Equity Participation Plan dated January 31, 2001 (incorporated by reference to the Company’s Report on Form 10-K dated March 30, 2001)
10.16	Wilshire Financial Services Group Inc. 2002 Equity Participation Plan (incorporated by reference to the Company's Report on Form 10-Q dated August 14, 2002)
10.22	Stock Option Agreement dated January 27, 2000 between the Company and Stephen P. Glennon (incorporated by reference to the Company's Report on Form 10-K dated March 30, 2001)
10.23	Incentive Stock Option Agreement dated February 29, 2000 between the Company and Stephen P. Glennon (incorporated by reference to the Company's Report on Form 10-K dated March 30, 2001)
10.24	Wilshire Financial Services Group Inc. Change In Control Plan (incorporated by reference to the Company's Report on Form 10-K dated March 30, 2001)
10.25	Employment, Confidentiality and Contingent Severance Agreement between the Company and Joseph W. Kiley III (incorporated by reference to the Company's Report on Form 10-K dated March 19, 2003)
10.26	Millikan Business Center Lease Agreement between Wilshire Credit Corporation and Millikan 78 Equities, LLC dated May 23, 2002 (incorporated by reference to the Company’s Report on Form 10-K dated March 19, 2003)
10.27	Stock Option Agreement Amendment No. 2 between the Company and Jay H. Memmott dated October 23, 2002 (incorporated by reference to the Company's Report on Form 10-K dated March 19, 2003)
*	14	Code of Ethics
*	21.1	Subsidiaries
*	23	Consent of Independent Auditors
*	31	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

‡	Incorporated by reference to the Company’s report on Form 8-K dated June 15, 1999.