Form 10-Q
period 2004-03-31
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2004-05-24
CIK 1024321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

[ ]	Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission file number 0-21845

Wilshire Financial Services Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	93-1223879
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

23901 Calabasas Road, Suite 1050
Calabasas, CA	91302
(Address of principal executive offices)	(Zip Code)

(818) 223-8084
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No   [X]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]  No [  ]

Applicable only to corporate issuers:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.01 per share	Outstanding at April 30, 2004 20,587,985 shares

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except share data)

	March 31,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$29,607	$18,739
Government agency mortgage-backed securities available for sale, at fair value	184,497	161,083
AAA mortgage-backed securities available for sale, at fair value	115,087	62,160
Other mortgage-backed securities available for sale, at fair value	756	1,069
Investment securities available for sale, at fair value	11,964	22,086
Investment securities held to maturity, at amortized cost (fair value of $9,752 and $9,754)	9,619	9,607
Loans, net of allowance for loan losses of $6,741 and $6,735	753,996	610,807
Discounted loans, net of allowance for loan losses of $31,787 and $32,041	3,174	3,817
Stock in Federal Home Loan Bank of San Francisco, at cost	15,867	12,767
Real estate owned, net	2,029	267
Leasehold improvements and equipment, net	515	554
Accrued interest receivable	4,908	4,215
Deferred tax asset, net	17,629	18,054
Purchased mortgage servicing rights, net	203	250
Receivables from loan servicers	375	770
Intangible assets, net	3,377	3,442
Prepaid expenses and other assets	3,006	2,897
Assets of subsidiary held for sale	43,835	42,698

TOTAL	$1,200,444	$975,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Noninterest-bearing deposits	$3,582	$4,175
Interest-bearing deposits	632,544	469,234
Short-term borrowings	75,000	88,000
Accounts payable and other liabilities	5,310	3,690
FHLB advances	317,337	249,337
Long-term investment financing	638	681
Junior subordinated notes payable to trust	20,619	20,619
Investor participation liability	1,008	1,169
Liabilities of subsidiary held for sale	13,568	12,894

Total liabilities	1,069,606	849,799

COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 26,144,199 and 24,491,703 shares issued (including treasury shares of 5,626,212)	138,690	136,363
Treasury stock, 5,626,212 shares, at cost	(15,106)	(15,106)
Retained earnings	6,236	3,791
Accumulated other comprehensive income, net	1,018	435

Total stockholders’ equity	130,838	125,483

TOTAL	$1,200,444	$975,282

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Quarter Ended
	March 31,
	2004	2003
INTEREST INCOME:
Loans	$9,696	$8,427
Mortgage-backed securities	2,620	3,467
Securities and federal funds sold	306	172

Total interest income	12,622	12,066

INTEREST EXPENSE:
Deposits	3,113	3,213
Borrowings	2,726	3,322

Total interest expense	5,839	6,535

NET INTEREST INCOME	6,783	5,531
PROVISION FOR LOSSES ON LOANS	114	30

NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS	6,669	5,501

OTHER INCOME:
Servicing income	209	46
Loan fees and charges	98	23
Real estate owned, net	58	25
Gain on sale of loans	47	5
Gain on sale of securities	273	—
Investor participation interest	(90)	(66)
Other, net	65	204

Total other income	660	237

OTHER EXPENSES:
Compensation and employee benefits	1,822	1,661
Professional services	820	928
Occupancy	185	192
FDIC insurance premiums	108	108
Data processing	144	64
Communication	62	42
Insurance	118	169
Depreciation	90	245
Amortization of intangibles	65	65
Other general and administrative expenses	550	386

Total other expenses	3,964	3,860

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,365	1,878
INCOME TAX PROVISION	1,396	804

INCOME FROM CONTINUING OPERATIONS	1,969	1,074
INCOME FROM OPERATIONS OF SUBSIDIARY HELD FOR SALE, NET OF INCOME TAX PROVISION OF $338 (2004) AND $264 (2003)	476	490

NET INCOME	$2,445	$1,564

Earnings per share – Basic:
Income from continuing operations	$0.10	$0.06
Discontinued operations	0.02	0.03

Net income	$0.12	$0.09

Earnings per share – Diluted:
Income from continuing operations	$0.09	$0.05
Discontinued operations	0.02	0.03

Net income	$0.11	$0.08

Weighted average shares outstanding – basic	20,022,989	18,223,698
Weighted average shares outstanding – diluted	21,288,258	20,236,356

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarter Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,445	$1,564
Income from operations of subsidiary held for sale, net of taxes	(476)	(490)

Income from continuing operations	1,969	1,074
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Provision for losses on loans	163	30
Provision for losses on real estate owned	18	9
Change in valuation allowance for mortgage servicing rights	97	(225)
Depreciation and amortization	154	473
Tax effect from utilization of net operating loss carryforward	—	709
Gain on sale of real estate owned	(87)	(54)
Gain on sale of loans	(47)	(5)
Gain on sale of securities	(273)	—
Loss (gain) on disposal of equipment	2	(8)
Amortization of discounts and deferred fees	674	522
Amortization of mortgage servicing rights	1,385	878
Federal Home Loan Bank stock dividends	(120)	(144)
Change in:
Servicer advance receivables	(3,491)	(6,461)
Service fees receivable	314	(373)
Accrued interest receivable	(695)	98
Receivables from other loan servicers	381	(646)
Prepaid expenses and other assets	80	151
Accounts payable and other liabilities	2,051	722
Investor participation liability	(181)	40
Net cash used in operations of subsidiary held for sale	1,143	16,717

Net cash provided by operating activities of continuing operations	3,537	13,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(85,585)	(7,036)
Loan repayments	39,591	41,428
Loan originations	(98,922)	(29,791)
Proceeds from sale of discounted loans	—	340
Purchase of mortgage-backed securities available for sale	(105,229)	(7,632)
Proceeds from sale of mortgage-backed securities available for sale	7,859	—
Repayment of mortgage-backed securities available for sale	22,253	33,369
Purchase of investment securities available for sale	—	(10,000)
Proceeds from sale of investment securities available for sale	10,130	—
Proceeds from sale of real estate owned	850	771
Purchase of FHLB Stock	(2,980)	—
Purchases of leasehold improvements and equipment	(355)	(418)
Proceeds from sale of leasehold improvements and equipment	—	12
Purchase of mortgage servicing rights	—	(6,092)
Proceeds from sale of mortgage servicing rights	—	2
Net cash provided by investing activities of subsidiary held for sale	(282)	(6,251)

Net cash (used in) provided by investing activities of continuing operations	(212,670)	8,702

[Continued]

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	Quarter Ended
	March 31,
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$162,717	$(10,684)
Proceeds from FHLB advances	230,000	6,000
Repayments of FHLB advances	(162,000)	(16,000)
Net (decrease) increase in short-term borrowings	(11,500)	228
Proceeds from long-term financing	—	4,005
Repayment of long-term financing	(1,233)	(1,157)
Issuance of common stock pursuant to exercise of stock options	2,327	69
Net cash provided by financing activities of subsidiary held for sale	(310)	(8,378)

Net cash provided by (used in) financing activities of continuing operations	220,001	(25,917)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,868	(3,708)
CASH AND CASH EQUIVALENTS:
Beginning of period	18,739	15,981

End of period	$29,607	$12,273

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid for:
Interest	$4,610	$4,621
Income taxes	—	—
NONCASH INVESTING ACTIVITIES:
Additions to real estate owned acquired in settlement of loans	1,962	397

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data and where noted)

1.	BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements of Wilshire Financial Services Group Inc. and its subsidiaries (“WFSG” or the “Company”) are unaudited and should be read in conjunction with the 2003 Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the 2003 Annual Report on Form 10-K.

     In the opinion of management, all adjustments, other than the adjustments described below, generally comprised of normal recurring accruals necessary for fair presentation of the interim condensed consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

     Certain reclassifications of 2003 amounts were made in order to conform to the 2004 presentation. None of these reclassifications affected previously reported net income.

2.	PER-SHARE DATA

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potentially dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the quarters ended March 31, 2004 and 2003.

	Quarter Ended March 31,
	2004	2003
Income from continuing operations	$1,969	$1,074
Discontinued operations	476	490

Net income	$2,445	$1,564

Weighted average number of common shares outstanding – basic	20,022,989	18,223,698

Net effect of dilutive stock options – based on treasury stock method	1,265,269	2,012,658

Weighted average number of common shares outstanding – diluted	21,288,258	20,236,356

Earnings per share – Basic:
Income from continuing operations	$0.10	$0.06
Discontinued operations	0.02	0.03

Net income	$0.12	$0.09

Earnings per share – Diluted:
Income from continuing operations	$0.09	$0.05
Discontinued operations	0.02	0.03

Net income	$0.11	$0.08

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

     The Company has two stock-based employee compensation plans, the 1999 Equity Participation Plan and the 2002 Equity Participation Plan, pursuant to which stock options have been granted to its directors and certain employees. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the Company’s Equity Participation Plans been determined based on the fair value at the grant date consistent with the methods of Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company’s net income and earnings per share for the quarters ended March 31, 2004 and 2003 would have been reduced to the pro-forma amounts indicated below.

	Quarter Ended
	March 31,
	2004	2003
Net income, as reported	$2,445	$1,564
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	122	123

Pro forma net income	$2,323	$1,441

Earnings per share:
Basic – as reported	$0.12	$0.09

Basic – pro forma	$0.12	$0.08

Diluted – as reported	$0.11	$0.08

Diluted – pro forma	$0.11	$0.07

3.	SALE OF WILSHIRE CREDIT CORPORATION

     On April 30, 2004 the Company completed the sale of its wholly-owned mortgage servicing subsidiary, Wilshire Credit Corporation (“WCC”), to Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”) for net proceeds of approximately $48.8 million, and realized a gain on the sale of approximately $19.1 million before taxes. The final purchase price is subject to adjustment based on WCC’s closing date net asset value as determined by the Company and Merrill Lynch.

     WCC was formed in 1999 pursuant to the Company’s reorganization, and comprised WFSG’s Loan Servicing Operations business segment. As of March 31, 2004, WCC serviced $6.0 billion principal balance of loans for more than 500 individual and institutional investors and governmental agencies.

     In the accompanying financial statements, WCC is accounted for as a disposal group held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the assets and liabilities of WCC have each been combined and presented as separate captions on the Consolidated Statements of Financial Condition. In addition, WCC’s results of operations have been removed from the Company’s results from continuing operations on the Consolidated Statements of Operations, and have been presented separately in a single caption as “Income from operations of subsidiary held for sale, net of income tax provision.” In accordance with SFAS No. 144, the Company did not record depreciation expense on WCC’s fixed assets for the quarter ended March 31, 2004.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

     The following is summarized financial information for WCC:

	March 31,	December 31,
	2004	2003
ASSETS:
Cash and cash equivalents	$34	$109
Discounted loans, net	444	522
Leasehold improvements and equipment, net	2,905	2,602
Servicer advance receivables, net	26,463	22,972
Purchased mortgage servicing rights, net	7,085	8,519
Other assets	6,904	7,974

Total assets	$43,835	$42,698

LIABILITIES:
Short-term borrowings and investment financing	$3,662	$3,352
Other liabilities	9,906	9,542

Total liabilities	$13,568	$12,894

Results of operations for WCC were as follows:

	Quarter Ended March 31,
	2004	2003
Interest income	$(10)	$43
Interest expense	127	141

Net interest expense	(137)	(98)
Provision for loan losses	49	—

Net interest expense after provision for loan losses	(186)	(98)
Servicing income	8,334	7,795
Other income	476	6
Compensation and employee benefits expense	6,103	5,109
Other expenses	1,707	1,840

Income before income taxes	814	754
Income tax provision	338	264

Net income	$476	$490

Following is a summary of WCC’s loan servicing portfolio by type of loan:

	March 31,	December 31,
	2004	2003
Single-family residential	$5,905,683	$5,973,070
Multi-family residential	6,623	116,119
Commercial real estate	16,542	289,629
Consumer and other	68,298	71,135

Total (1)	$5,997,146	$6,449,953

(1)	WCC’s servicing portfolio at March 31, 2004 and December 31, 2003 also included approximately $0.3 billion unpaid principal balance of non-performing consumer loans in addition to those presented above.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

4.	COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     At March 31, 2004, the Company’s banking subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”), had outstanding commitments to fund $25.2 million in mortgage loans and to purchase $1.3 million of new loans.

     The Company expects to incur additional expenses in connection with legal costs for a prior officer. These costs, which totaled approximately $0.3 million and $0.5 million, respectively, for the quarters ended March 31, 2004 and 2003, relate to the events that gave rise to litigation arising from the financial collapse of Capital Consultants LLC (“CCL”).

     The Company on May 13, 2002 entered into a settlement agreement to resolve the litigation arising from CCL’s collapse and has completed all of its obligations under the settlement agreement. Management, after consultation with legal counsel, believes that this litigation will be dismissed in the next few months.

5.	INCOME TAXES

     The Company files consolidated federal and state income tax returns with its eligible subsidiaries. As discussed in Note 3, the Company completed the sale of its wholly-owned loan servicing subsidiary, WCC, to Merrill Lynch effective April 30, 2004. Consequently, the Company’s consolidated income tax returns for the year ending December 31, 2004 will include WCC’s operating results only for the period from January 1 through April 30, 2004.

     In the accompanying consolidated financial statements, WCC is accounted for as a disposal group held for sale, and its assets and liabilities and operating results have each been removed from the Company’s consolidated statements of financial condition and operations, respectively, and reported separately in a single caption. Accordingly, the discussion in this note concerns primarily the Company’s income tax provision and its deferred tax asset as they relate to its continuing operations.

     The Company recorded a current tax provision on income from continuing operations of approximately $1.4 million for the quarter ended March 31, 2004, compared with $0.8 million for the quarter ended March 31, 2003. The Company’s deferred tax provision (benefit) is determined on a quarterly basis pursuant to an evaluation of WFSG’s net deferred tax asset. These deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts. They are attributable to carryforwards, such as net operating losses and capital losses, and also to temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 41% is applied to each attribute in determining the amount of the related deferred tax asset or liability. Decreases (increases) in the net deferred tax asset are recorded as a deferred tax provision (benefit) in the consolidated statements of operations.

     WFSG’s net deferred tax asset was approximately $17.6 million and $18.1 million, respectively, at March 31, 2004 and December 31, 2003. In accounting for the deferred tax asset, the Company applies SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires, among other things, that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes that it is more likely than not that the Company will realize a portion of the deferred tax asset and has recorded the valuation allowance accordingly. As benefits relating to the Company’s pre-reorganizational (before June 10, 1999) period are realized and the valuation allowance is reduced, the tax effect is recorded as an increase to stockholders’ equity in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and not as a tax benefit in the statement of operations. As benefits relating to the Company’s post-reorganizational period are realized, the tax effect will be recorded as a tax benefit in the consolidated statements of operations.

     As of March 31, 2004, the Company had U.S. net operating loss carryforwards and capital loss carryforwards of approximately $109 million and $5 million, respectively, and also has state net operating loss carryforwards. The federal carryforward period runs through 2023. However, in June 2002 the Company experienced a change in control as set forth by Section 382 of the Internal Revenue Code. In general, a change in control is defined as a greater than 50% ownership shift as measured over the prior three-year period. As a result of the change in control, the Company’s net operating loss carryforwards and capital loss carryforwards that were generated prior to the change in control are subject to a limitation on

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

the amount that may be used annually to offset taxable income. The Company has determined that the amount of this limitation is approximately $6 million per year and believes that its valuation allowance against the deferred tax asset provides adequately for this limitation.

     Beginning with the year ending December 31, 2004, the Company will be determining its utilization of net operating and capital loss carryforwards on an annual, rather than quarterly, basis. As a result, the tax effect from the utilization of WFSG’s loss carryforwards will not be reflected in the Company’s quarterly financial statements.

     WCC’s allocable share of the consolidated income tax provision was approximately $0.3 million for the first quarters of both 2004 and 2003. At March 31, 2004 and December 31, 2003, WCC’s total deferred tax asset, representing the tax effect of net future deductions, was $3.7 million.

6.	OPERATING SEGMENTS

     The Company reports segment data in accordance with the accounting principles discussed in Note 1 to the consolidated financial statements in the 2003 Annual Report on Form 10-K. Effective the second quarter of 2003, the Company redefined its reportable operating segments in order to reflect a complete separation of its investment operations from its servicing operations. Consequently, the operating results of the Company’s investment subsidiary, Wilshire Funding Corporation (“WFC”), are reported as an individual business segment (“Mortgage Investments”), separate from those of its loan servicing subsidiary, WCC (“Loan Servicing”). (In prior periods, the results of WCC and WFC were combined into one operating segment known as “Specialty Servicing and Finance Operations”.) The results for the quarter ended March 31, 2003 have been revised to give effect to the new segments.

     As discussed in Note 3, the Company completed the sale of WCC to Merrill Lynch effective April 30, 2004. Accordingly, the operating results of WCC are presented separately, in a single caption titled “Income from operations of subsidiary held for sale” in the Company’s condensed consolidated statements of operations.

     The operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

•	Banking Operations—Through FBBH, the Company conducts a banking business focused primarily on specialty-niche products, including commercial and multi-family real estate lending, investments in residential whole loans, and investments in primarily AAA-rated and government agency mortgage-backed securities. The primary sources of liquidity for the Bank’s acquisitions and originations are wholesale certificates of deposit, retail deposits, FHLB advances and repurchase agreements. The Bank is a federally chartered savings bank and is regulated by the OTS.

•	Mortgage Investment Operations— The Company’s investment subsidiary, WFC, acquires mortgage-backed securities and pools of performing, sub-performing and non-performing residential and commercial loans. WFC conducts certain of these activities with an institutional investor where such investments align the Company’s interests with those of the institutional investor. WFC’s funding sources consist primarily of commercial bank financing and co-investors, with debt service repayment terms that generally parallel the cash flows of the underlying collateral.

•	Holding Company and Miscellaneous Operations—The Company’s Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the aforementioned business segments. In addition, this segment includes interest expense on the $20.6 million of junior subordinated notes payable issued in July 2002 and eliminations of intercompany accounts and transactions.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

     Segment data for the quarters ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31, 2004
				Holding
				Company and
		Loan	Mortgage	Miscellaneous
	Banking	Servicing	Investments	Operations	Total
Interest income	$12,048	$—	$560	$14	$12,622
Interest expense	5,572	—	10	257	5,839

Net interest income (expense)	6,476	—	550	(243)	6,783
Provision for loan losses	—	—	114		114

Net interest income (expense) after provision for loan losses	6,476	—	436	(243)	6,669
Servicing income	246	—	37	(74)	209
Realized gains	273	—	47	—	320
Other income (loss)	232	—	(175)	74	131
Compensation and employee benefits expense	1,568	—	—	254	1,822
Other expenses	1,314	—	3	825	2,142

Income (loss) from continuing operations before taxes	4,345	—	342	(1,322)	3,365
Income tax provision (benefit)	1,825	—	142	(571)	1,396

Income (loss) from continuing operations	2,520		200	(751)	1,969
Income from operations of subsidiary held for sale, net of tax	—	476	—	—	476

Net income (loss)	$2,520	$476	$200	$(751)	$2,445

Total assets	$1,129,780	$43,835	$23,055	$3,774	$1,200,444

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

	Three Months Ended March 31, 2003
				Holding
				Company and
		Loan	Mortgage	Miscellaneous
	Banking	Servicing	Investments	Operations	Total
Interest income	$11,012	$—	$1,041	$13	$12,066
Interest expense	6,243	—	28	264	6,535

Net interest income (expense)	4,769	—	1,013	(251)	5,531
Provision for loan losses	—	—	30	—	30

Net interest income (expense) after provision for loan losses	4,769	—	983	(251)	5,501
Servicing income	299	—	84	(337)	46
Realized gains	—	—	5	—	5
Other (loss) income	(38)	—	(162)	386	186
Compensation and employee benefits expense	1,131	—	205	325	1,661
Other expenses	1,298	—	128	773	2,199

Income (loss) from continuing operations before taxes	2,601	—	577	(1,300)	1,878
Income tax provision (benefit)	1,092	—	204	(492)	804

Income (loss) from continuing operations	1,509	—	373	(808)	1,074
Income from operations of subsidiary held for sale, net of tax	—	490	—	—	490

Net income (loss)	$1,509	$490	$373	$(808)	$1,564

Total assets	$772,069	$42,455	$26,437	$(12,652)	$828,309

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

     Following is a summary of the Company’s intangible assets:

	As of March 31, 2004		As of December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill	$3,393	$(339)	$3,393	$(339)
Core deposit intangible	1,294	(971)	1,294	(906)

Total	$4,687	$(1,310)	$4,687	$(1,245)

     For the quarter ended March 31, 2004 the Company recorded amortization expense of $65 related to the core deposit intangible. The estimated amortization of the balance for the remainder of 2004 and the succeeding fiscal years is $194 (2004), $129 (2005), and none thereafter.

     There were no changes in the carrying value of goodwill during the quarter ended March 31, 2004. The Company tested goodwill for impairment as of March 31, 2004 and determined that no impairment charge was required.

     The Company’s purchased mortgage servicing rights (PMSRs) totaled approximately $0.2 million at March 31, 2004 and $0.25 million at December 31, 2003. Amortization expense for PMSRs was $0.1 million for the quarter ended March 31, 2004, and $0.2 million for the quarter ended March 31, 2003. The estimated amortization expense of the March 31, 2004 balance of PMSRs for the remainder of 2004 and the five succeeding fiscal years is $77 thousand (2004), $58 thousand (2005), $32 thousand (2006), $17 thousand (2007), $10 thousand (2008), and $6 thousand (2009). The estimated amortization expense is based only on currently held PMSRs and on current information regarding loan payments and prepayments. Actual results may vary as a result of changes in the rate of prepayments and other market factors.

8.	LEGAL MATTERS

     WFSG on May 13, 2002 entered into an agreement to resolve litigation which arose from the financial collapse of CCL in September 2000. All parties have completed all of their obligations under the settlement agreement, including the Company’s purchase of the 49.99% minority interest in WCC in October 2002. The execution of the settlement agreement does not affect WFSG’s complete denial of all such claims. Management, after consultation with legal counsel, believes that this litigation will be dismissed in the next few months.

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

     On April 30, 2004, the Company completed the sale of WCC, its wholly-owned mortgage servicing subsidiary, to Merrill Lynch. See Note 3 to the condensed consolidated financial statements for further discussion. Upon the sale of WCC, WFSG’s corporate headquarters were relocated and consolidated with the headquarters of FBBH at 23901

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

Calabasas Road, Suite 100, Calabasas, California 91302. WCC will continue to operate at its current Beaverton, Oregon location.

     On April 30, 2004, the Company announced the initiation of a regular quarterly cash dividend in the amount of $0.125 per share. The first dividend is payable July 1, 2004 to stockholders of record on June 15, 2004.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Through the quarter ended March 31, 2004, Wilshire Financial Services Group Inc., a financial services company, conducted operations in three principal business segments: (1) community banking operations (referred to herein as our “Banking Operations”) through our wholly-owned subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”); (2) specialized mortgage loan servicing operations through Wilshire Credit Corporation (“WCC”); and (3) mortgage investment operations through Wilshire Funding Corporation (“WFC”).

Sale of Wilshire Credit Corporation

     On April 30, 2004, we completed the sale of WCC, our wholly-owned loan servicing subsidiary, to Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”), a division of Merrill Lynch & Co., New York, NY, for net proceeds of approximately $48.8 million, and realized a gain on the sale of $19.1 million before taxes. The final sales proceeds are subject to adjustment based on WCC’s final net asset value as determined by WFSG and Merrill Lynch.

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

RESULTS OF OPERATIONS—QUARTER ENDED MARCH 31, 2004 COMPARED TO QUARTER ENDED MARCH 31, 2003

     Our consolidated net income for the quarter ended March 31, 2004 was $2.4 million, or $0.11 per diluted share, compared with $1.6 million, or $0.08 per diluted share, for the quarter ended March 31, 2003.

     As a result of the sale of WCC, we have presented the operating results of WCC as “Income from operations of subsidiary held for sale,” separate and apart from “Income from continuing operations” in the condensed consolidated statements of operations for the quarterly periods presented. Our income from continuing operations for the quarter ended March 31, 2004 was $1.9 million, or $0.09 per diluted share, compared with approximately $1.1 million, or $0.05 per diluted share, for the quarter ended March 31, 2003. Pre-tax income from continuing operations was $3.4 million for the first quarter of 2004, compared with $1.9 million for the first quarter of 2003. WCC’s net income was approximately $0.5 million for the first quarters of both 2004 and 2003.

     Our consolidated stockholders’ equity increased by $5.3 million for the quarter ended March 31, 2004 to $130.8 million, or $6.10 per diluted share. The increase reflects our net income for the quarter and the sale of additional shares of common stock pursuant to the exercise of stock options. In addition, we recorded an increase in after-tax unrealized gains of $0.6 million on our portfolio of available-for-sale securities and hedging instruments. WFSG’s increase in stockholders’ equity for the quarter ended March 31, 2004 does not reflect the utilization of our net operating loss or capital loss carryforwards. We will determine the utilization, if any, of our carryforwards on an annual, rather than quarterly, basis commencing in 2004.

     The increase in our income from continuing operations for the first quarter of 2004 as compared with the first quarter of 2003 was due primarily to a $1.25 million increase in consolidated net interest income, reflecting significant loan origination activity at our banking subsidiary. In addition, consolidated other income increased by $0.4 million, primarily as a result of gains on sales of investment securities. These increases were partially offset by slight increases in other operating expenses and provision for loan losses.

     Following is a discussion of the operating results of the Company’s three business segments: our Banking Operations, Loan Servicing Operations, and Mortgage Investment Operations.

FIRST BANK OF BEVERLY HILLS, F.S.B.

     The following table compares income before taxes for FBBH for the quarters ended March 31, 2004 and 2003.

	Quarter Ended March 31,
			Increase
	2004	2003	(Decrease)
	(Dollars in thousands)
Interest income	$12,048	$11,012	$1,036
Interest expense	5,572	6,243	(671)

Net interest income	6,476	4,769	1,707
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	6,476	4,769	1,707
Realized gains on sales	273	—	273
Other income	478	261	217
Compensation and employee benefits expense	1,568	1,131	437
Other expenses	1,314	1,298	16

Income before taxes	$4,345	$2,601	$1,744

Net Interest Income

     The following table sets forth information regarding the Bank’s income from interest-earning assets and expenses from interest-bearing liabilities for the quarters ended March 31, 2004 and 2003 (dollars in thousands):

	Quarter Ended March 31, 2004			Quarter Ended March 31, 2003
			Annualized			Annualized
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-Earning Assets:
Federal funds and short-term investments	$18,841	$53	1.10%	$14,837	$52	1.39%
Mortgage-backed and other securities	267,686	2,614	3.91	263,170	2,862	4.35
Loans	639,863	9,381	5.86	488,831	8,098	6.63

Total interest-earning assets	$926,390	$12,048	5.15%	$766,838	$11,012	5.75%

Interest-Bearing Liabilities:
Interest-bearing deposits	$531,662	$3,113	2.35%	$391,571	$3,213	3.33%
Borrowings	322,842	2,459	3.05	304,647	3,030	4.03

Total interest-bearing liabilities	$854,504	$5,572	2.62%	$696,218	$6,243	3.64%

Net interest income		$6,476			$4,769
Net interest spread			2.53%			2.11%
Net interest margin			2.80%			2.52%

     The Bank’s net interest income was $6.5 million for the quarter ended March 31, 2004, compared with $4.8 million for the quarter ended March 31, 2003. The net interest spread increased by 42 basis points, from 2.11% to 2.53%, and the net interest margin increased from 2.52% to 2.80% for the same periods.

     The increase in net interest income was primarily attributable to the Bank’s significant loan originations and purchases in the first quarter of 2004 and late 2003, utilizing new deposits and low-cost borrowings as funding sources. As a result, the Bank’s total average interest-earning assets increased by $159.6 million from the first quarter of 2003 to the first quarter of 2004. This increase in earning-asset volume more than offset the effects of the 60-basis point decline in overall yield, resulting in a $1.0 million increase in interest income.

     The continuing low interest-rate environment has impacted the Bank’s interest-bearing liabilities to a greater extent than its interest-earning assets. For the quarter ended March 31, 2004, the Bank’s overall cost of funds was 2.62%, a 102-basis point decline from the cost of funds for the quarter ended March 31, 2003. As a result, the Bank’s interest expense decreased by $0.7 million from the first quarter of 2003 to the first quarter of 2004, despite a $158.3 million increase in total average interest-bearing liabilities.

     The Bank’s interest income on mortgage-backed and other investment securities was $2.6 million for the quarter ended March 31, 2004, compared with $2.9 million for the quarter ended March 31, 2003. This decrease was due to a 44-basis point drop in average yield, from 4.35% to 3.91%, partially offset by a $4.5 million increase in average balance. Utilizing new debt facilities and certificates of deposit, the Bank purchased $108.6 million in AAA-rated mortgage-backed and other investment securities in the third and fourth quarters of 2003 and an additional $105.2 million in the first quarter of 2004.

     The Bank’s interest income on loans for the quarter ended March 31, 2004 was $9.4 million, compared with $8.1 million for the quarter ended March 31, 2003. The increase was due to a $151 million increase in the average balance of loans in the first quarter of 2004 as compared with first quarter of 2003, partially offset by a 77-basis point drop in yield, from 6.63% to 5.86%. The Bank originated and purchased a total of $184.5 million in new commercial and multi-family loans during the first quarter of 2004, contributing to the $1.3 million increase in loan interest income despite the continuing decline in interest rates.

     FBBH’s interest expense on deposits decreased by $0.1 million from the quarter ended March 31, 2003 to the quarter ended March 31, 2004. The decrease was due to a 98-basis point decline in cost, from 3.33% for the first quarter of 2003 to 2.35% for the first quarter of 2004, which slightly offset the effects of the $140.1 million increase in average balance. The Bank raised significant new certificates of deposit in the first quarter of 2004 as it approached its authorized limits on FHLB advance borrowings.

     The Bank’s interest expense on borrowings for the quarter ended March 31, 2004 was approximately $2.5 million, compared with $3.0 million for the quarter ended March 31, 2003. The decrease in the first quarter of 2004 was due to a 98-basis point decline in the average cost, from 4.03% to 3.05%, reflecting the continuing declining interest-rate environment. The lower average cost in 2004 was partially offset by an $18.2 million increase in the average borrowing balance, as the Bank obtained additional FHLB advances to finance its earning-asset acquisitions.

Provision for Loan Losses

     Provisions for losses on loans are charged to operations to maintain an allowance for losses on the loan portfolio at a level which the Bank believes is adequate based on an evaluation of the inherent risks in the portfolio. The Bank’s evaluation is based on an analysis of the loan portfolio, historical loss experience, current economic conditions and trends, collateral values, and other relevant factors. Based on its quarterly evaluations of the adequacy of its loan loss reserves, the Bank did not record a provision for loan losses in the first quarter of 2004 or 2003.

Realized Gains on Sales

     The Bank sold approximately $17.7 million of mortgage-backed securities for a realized gain of $0.3 million during the quarter ended March 31, 2004, with no such sales activity in the first quarter of 2003.

Compensation and Employee Benefits Expense

     The Bank’s compensation and employee benefits expense totaled approximately $1.6 million for the first quarter of 2004, compared with $1.1 million for the first quarter of 2003. This increase was due to an increase in bonus expense, primarily as a result of the level of loan fundings in the first quarter of 2004.

Other Expenses

     The Bank’s other expenses totaled approximately $1.3 million for the quarter ended March 31, 2004, compared with a similar amount for the quarter ended March 31, 2003. Costs remained largely consistent in most expense categories, reflecting the Bank’s efforts to control overhead.

Changes in Financial Condition – First Bank of Beverly Hills

     Following are condensed statements of financial condition for FBBH as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$25,019	$15,535
Mortgage-backed securities available for sale, at fair value	299,785	223,450
Other investment securities available for sale, at fair value	11,964	22,086
Investment securities held to maturity, at amortized cost	9,619	9,607
Loans, net	754,072	610,890
Real estate owned, net	1,994	267
Other assets	27,327	24,351

Total assets	$1,129,780	$906,186

LIABILITIES:
Deposits	$636,126	$473,409
Short-term borrowings	75,000	88,000
FHLB advances	317,337	249,337
Other liabilities	10,057	14,540

Total liabilities	1,038,520	825,286
NET WORTH	91,260	80,900

Total liabilities and net worth	$1,129,780	$906,186

     Mortgage-Backed and Other Securities Available for Sale. The Bank’s total portfolio of mortgage-backed securities (MBS) available for sale increased by $76.3 million during the quarter ended March 31, 2004. This increase was due to $105.2 million in purchases of AAA-rated and agency MBS during the quarter, in addition to $1.3 million in unrealized gains on the portfolio. These increases were partially offset by principal repayments of $22.3 million and sales of $7.6 million of MBS.

     The Bank’s portfolio of other investment securities available for sale decreased by approximately $10.1 million during the quarter ended March 31, 2004, as a result of the sale of government agency securities.

     Loans, net. The Bank’s portfolio of loans, net of discounts and allowances, increased by approximately $143.2 million in the first quarter of 2004. The Bank originated $98.9 million of predominantly commercial mortgage loans and purchased an additional $85.6 million of multi-family loans. These additions to the portfolio were partially offset by $39.1 million of principal repayments and $1.9 million of foreclosures during the quarter.

     Real Estate Owned, net. The Bank’s portfolio of real estate owned, net increased by approximately $1.7 million for the quarter ended March 31, 2004. This increase was due to $1.9 million in new foreclosures, partially offset by $0.2 million in sales and write-downs of properties.

     Deposits. The Bank’s deposits increased by $162.7 million during the first quarter of 2004, primarily due to a significant increase in brokered certificates of deposit. The Bank used the funds generated by these new deposits primarily for commercial loan originations. As part of an ongoing strategy to reduce its cost of funds, the Bank generally seeks to utilize lower-costing debt facilities in lieu of deposits as its primary funding source, and, throughout 2002 and the first two quarters of 2003, permitted the run-off of higher-rate certificates of deposit. However, due to authorized limits on its FHLB advance borrowings, the Bank from time to time must raise new CDs to finance its acquisitions of interest-earning assets.

     Short-Term Borrowings. The Bank’s short-term borrowings decreased by $13.0 million during the quarter ended March 31, 2004. This decrease was due to repayments of $48.0 million of repurchase agreements, partially offset by renewals totaling $35.0 million. These borrowings are used primarily to finance the Bank’s purchases of mortgage-backed and other investment securities.

     FHLB Advances. The Bank’s FHLB advances increased by $68.0 million for the quarter ended March 31, 2004. During the quarter, the Bank secured $230.0 million in new advances, the proceeds from which provided the financing for the Bank’s asset acquisitions discussed above. These new advances were partially offset by maturities of $162.0 million. The Bank’s FHLB advances are currently limited to 35% of its total assets as of the previous quarter-end.

     Net Worth. The Bank’s total net worth increased by approximately $10.4 million in the first quarter of 2004. The Bank earned net income for the quarter of $2.5 million and recorded $0.8 million in net after-tax unrealized gains on its portfolio of available-for-sale securities and hedging instruments. In addition, in March 2004 WFSG contributed $7.1 million of capital to the Bank through the forgiveness of a portion of the Bank’s income tax liability to WFSG, in accordance with a tax-sharing agreement between the Company and the Bank.

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

     The following table sets forth the Bank’s regulatory capital ratios at March 31, 2004.

Regulatory Capital Ratios

			Amount Required
			For Capital		To be Categorized
			Adequacy		as
	Actual		Purposes		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total Capital to Risk-Weighted Assets (Risk-Based Capital)	$93,674	11.4%	$65,724	8.0%	$82,155	10.0%
Tier 1 Capital to Risk-Weighted Assets	87,188	10.6%	Not Applicable		49,293	6.0%
Core Capital to Tangible Assets	87,188	7.7%	45,041	4.0%	56,301	5.0%
Tangible Capital to Tangible Assets	87,188	7.7%	16,890	1.5%	Not Applicable

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

     At March 31, 2004 the Bank’s cash balances totaled approximately $25.0 million, compared with $15.5 million at December 31, 2003. The increase in cash was primarily due to the generation of significant deposits and new borrowings during the quarter, partially offset by new loan originations and purchases of loans and mortgage-backed securities.

     At March 31, 2004, the Bank had approximately $558.5 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending March 31, 2005 and thereafter amounted to approximately $462.8 million and approximately $95.7 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Bank management continues its effort to reduce its exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of the Bank’s interest-earning assets.

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

LOAN SERVICING OPERATIONS

     WFSG has conducted its Loan Servicing Operations through WCC, our servicing subsidiary which was formed pursuant to our June 10, 1999 reorganization. As discussed earlier, on April 30, 2004 the Company completed the sale of WCC to Merrill Lynch Mortgage Capital Inc. Consequently, WCC’s results of operations have been removed from the Company’s results from continuing operations on the accompanying Consolidated Statements of Operations, and have been presented separately in a single caption as “Income from operations of subsidiary held for sale” for the quarters ended March 31, 2004 and 2003.

     The following table compares WCC’s income before taxes for the quarters ended March 31, 2004 and 2003.

	Quarter Ended March 31,
			Increase
	2004	2003	(Decrease)
	(Dollars in thousands)
Servicing income	$8,334	$7,795	$539
Other income	466	49	417

Total revenues	8,800	7,844	956

Interest expense	127	141	(14)
Provision for loan losses	49	—	49
Compensation and employee benefits expense	6,103	5,109	994
Other expenses	1,707	1,840	(133)

Total provisions and expenses	7,986	7,090	896

Income before taxes	$814	$754	$60

Servicing Income

     The components of WCC’s servicing income are reflected in the following table:

	Quarter Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Servicing revenue	$8,197	$6,824
Ancillary fees	2,826	2,320
Amortization of mortgage servicing rights	(1,243)	(710)
Valuation adjustment for mortgage servicing rights	(191)	158
Custodial float	318	279
Unreimbursed servicing expenses	(250)	(268)
Prepayment interest shortfall expense	(1,323)	(808)

Total servicing income	$8,334	$7,795

     WCC’s total servicing income for the quarter ended March 31, 2004 was $8.3 million, compared with $7.8 million for the quarter ended March 31, 2003. The increase was due primarily to the growth in WCC’s servicing volume, as shown in the table below. Through new contractual agreements and servicing rights acquisitions, WCC increased its portfolio of serviced loans by approximately $0.9 billion since March 31, 2003, despite significant loan principal repayments precipitated by the continuing low-interest rate environment. As a result of this growth, WCC’s total servicing revenues and ancillary fees (including late charges) increased by approximately 21% from the first quarter of 2003 to the first quarter of 2004.

     Net servicing income has continued to be negatively impacted by the prevailing low interest-rate environment, which has triggered extremely rapid prepayments of loans comprising our serviced asset base. These accelerated prepayments have resulted in significant amortization expense on our purchased mortgage servicing rights (PMSRs) over the past three years (though the increases from the first quarter of 2003 to the first quarter of 2004 shown above are attributable also to the larger portfolio volume). In addition, as a result of rapid prepayments on serviced loans, WCC continued to incur significant prepayment interest shortfall expense, representing the interest required to be paid to securitization trusts in accordance with WCC’s servicing agreements.

     The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

	March 31,	December 31,	March 31,
	2004	2003	2003
	(Dollars in thousands)
Single-family residential	$5,905,683	$5,973,070	$4,700,019
Multi-family residential	6,623	116,119	120,876
Commercial real estate	16,542	289,629	236,809
Consumer and other	68,298	71,135	81,868

Total (1)	$5,997,146	$6,449,953	$5,139,572

(1) WCC’s servicing portfolio as of the above dates included approximately $0.3 billion unpaid principal balance of non-performing consumer loans in addition to those reflected in the table.

Other Income

     WCC’s other income increased by approximately $0.4 million from the quarter ended March 31, 2003 to the quarter ended March 31, 2004, primarily as a result of an increase in miscellaneous gains from recoveries of servicer advances in excess of the advances’ carrying values.

Interest Expense

     WCC’s interest expense was $0.1 million for the first quarters of both 2004 and 2003, as its overall average borrowing balances under its debt facilities were similar for both periods.

Compensation and Employee Benefits Expense

     WCC’s compensation and employee benefits totaled $6.1 million for the quarter ended March 31, 2004, compared with $5.1 million for the quarter ended March 31, 2003. This increase was primarily due to an increase in WCC’s employee head count, which resulted from two factors: (1) the continuing growth of its loan servicing operations and (2) the transfer of some existing employees to WCC’s payroll in the second quarter of 2003 as part of the Company’s reallocation of certain operating expenses among its business segments. Those employees remain with WCC subsequent to its sale, and the Company will no longer incur their related compensation expense. WCC also incurred increases in other employee benefits expenses such as payroll taxes and 401(k) match as a result of WCC’s payout of all vacation and sick time that had accrued as of December 31, 2003.

Other Expenses

     WCC’s other expenses totaled $1.7 million for the quarter ended March 31, 2004, compared with approximately $1.8 million for the first quarter of 2003. In the first quarter of 2004, for consolidated financial reporting purposes, the Company did not record depreciation expense on WCC’s leasehold improvements and equipment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” (WCC’s depreciation expense would have been approximately $0.3 million if WCC were not accounted for as a disposal group held for sale.) WCC incurred slight increases in other expense categories as a result of the Company’s reallocation of certain expenses among its operating segments in the second quarter of 2003.

Changes in Financial Condition – Wilshire Credit Corporation

     Following are condensed statements of financial condition for WCC as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$34	$109
Discounted loans, net	444	522
Servicer advance receivables, net	26,463	22,972
Purchased mortgage servicing rights, net	7,085	8,519
Other assets	9,809	10,576

Total assets	$43,835	$42,698

LIABILITIES:
Short-term borrowings and investment financing	$3,662	$3,352
Other liabilities	9,906	9,542

Total liabilities	13,568	12,894
NET WORTH	30,267	29,804

Total liabilities and net worth	$43,835	$42,698

     Discounted Loans, net. WCC’s discounted loans, net decreased by $78 thousand for the quarter ended March 31, 2004, primarily as a result of a provision for losses.

     Servicer Advance Receivables, net. Servicer advance receivables, net increased by approximately $3.5 million during the quarter ended March 31, 2004. This increase resulted primarily from new advances made by WCC in January 2004, partially offset by subsequent recoveries of advances on loans previously made.

     Purchased Mortgage Servicing Rights, net. WCC’s purchased mortgage servicing rights, net (PMSRs) decreased by $1.4 million during the first quarter of 2004. WCC incurred $1.2 million of amortization of PMSRs during the quarter, and also recorded an impairment of $0.2 million.

     Short-Term Borrowings and Investment Financing. WCC’s short-term borrowings and investment financing increased by a net of $0.3 million during the quarter ended March 31, 2004. WCC’s borrowings under its commercial bank line of credit increased by $1.5 million during the quarter, and provided funding for WCC’s new servicer advances. This increase in the line-of-credit borrowing was partially offset by $1.2 million in paydowns on WCC’s servicer acquisition notes, which financed previous acquisitions of PMSRs.

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

     At March 31, 2004, WCC’s liquidity (including cash and unused borrowings under credit facilities) totaled $18.4 million, compared with approximately $18.8 million at December 31, 2003. Adequate credit facilities and other sources of funding have been essential to the continuation of WCC’s ability to purchase servicing assets, secure new contractual servicing agreements, and to meet our advancing obligations under the servicing agreements.

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

     The following table compares WFC’s income before taxes for the quarters ended March 31, 2004 and 2003.

	Quarter Ended March 31,
			Increase
	2004	2003	(Decrease)
	(Dollars in thousands)
Interest income	$560	$1,041	$(481)
Realized gains	47	5	42
Other loss, net	(138)	(78)	(60)

Total revenues	469	968	(499)

Interest expense	10	28	(18)
Provision for loan losses	114	30	84
Compensation and employee benefits expense	—	205	(205)
Other expenses	3	128	(125)

Total provisions and expenses	127	391	(264)

Income before taxes	$342	$577	$(235)

Interest Income and Interest Expense

     WFC’s interest income was approximately $0.6 million for the quarter ended March 31, 2004, compared with $1.0 million for the quarter ended March 31, 2003. The decrease was due to a decline in interest on mortgage-backed securities as a result of runoff in WFC’s MBS portfolio, which has been triggered by prepayments on the loans underlying the securities. WFC records the receipt of such payments directly to interest income, as its portfolio of securities has been written down to an amortized cost of zero.

     WFC’s interest expense decreased slightly from the first quarter of 2003 to the first quarter of 2004. This decrease was due to a lower average balance of borrowings outstanding in the current period as a result of WFC’s repayments of debt facilities, and also reflects the continuing decline in interest rates.

Other Loss, Net

     The components of WFC’s other loss are reflected in the following table:

	Quarter Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Other loss:
Real estate owned, net	$—	$(15)
Investor participation interest	(90)	(66)
Other, net	(48)	3

Total other loss	$(138)	$(78)

     Other loss includes the co-investor’s share of certain investment activities conducted with WFC, which is reported as “Investor participation interest” expense in the above table.

Compensation and Employee Benefits Expense

     WFC did not record compensation and employee benefits expense for the first quarter of 2004. As part of the Company’s reallocation of operating expenses among its business segments, certain employees’ compensation was transferred to WCC from WFC, commencing in the second quarter of 2003. Those employees will remain with WCC subsequent to its sale, and the Company will no longer incur their related compensation expense.

Other Expenses

     WFC incurred minimal other operating expenses in the quarter ended March 31, 2004, compared with $0.1 million for the quarter ended March 31, 2003. The decrease was primarily due to the reallocation of certain assets and expense categories from WFC to WFSG’s other business segments in the second quarter of 2003.

Changes in Financial Condition – Wilshire Funding Corporation

     Following are WFC’s condensed statements of financial condition as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$104	$37
Mortgage-backed securities available for sale, at fair value	555	862
Discounted loans, net	3,174	3,817
Real estate owned, net	35	—
Intercompany receivables	18,512	17,911
Other assets	675	627

Total assets	$23,055	$23,254

LIABILITIES:
Investment financing	$638	$681
Other liabilities	1,879	2,055

Total liabilities	2,517	2,736
NET WORTH	20,538	20,518

Total liabilities and net worth	$23,055	$23,254

     Mortgage-Backed Securities Available for Sale. WFC’s portfolio of mortgage-backed securities available for sale decreased by approximately $0.3 million during the first quarter of 2004 as a result of continuing paydowns on the underlying loan portfolio. WFC received $0.25 million in principal and interest repayments in the current year on its mortgage-backed securities, which have been written down to an amortized cost of zero. Consequently, any payments received on these securities are recorded directly to interest income.

     Discounted Loans, net. WFC’s discounted loans, net decreased by approximately $0.6 million for the quarter ended March 31, 2004, as a result of $0.5 million of principal repayments and a loan loss provision of approximately $0.1 million.

     Intercompany Receivables. Intercompany receivables increased by approximately $0.6 million during the quarter ended March 31, 2004. This increase was primarily due to the ongoing transfer of funds from WFC to WFSG to meet the holding company’s operating costs.

     Investment Financing. WFC’s investment financing liability decreased slightly during the first quarter of 2004, as a result of repayments of a debt facility with the co-investor.

Liquidity and Capital Resources

     WFC’s sources of cash flow include whole loan sales, net interest income, and borrowings from a co-investor. WFC’s liquidity is actively managed on a daily basis and is periodically reviewed by our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet WFC’s operating needs. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet WFC’s needs.

     We no longer own subordinated mortgage-backed securities backed by loan pools serviced by unaffiliated third parties, and currently hold subordinated mortgage-backed securities only where WCC has acted as servicer of the loan pools backing these securities. At March 31, 2004 WFC held approximately $0.6 million of such mortgage-backed securities.

HOLDING COMPANY AND MISCELLANEOUS OPERATIONS

     Our Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to our Banking, Loan Servicing or Mortgage Investment Operations, and also include eliminations of intercompany accounts and transactions. Primary sources of liquidity include funds available from the Company’s wholly-owned non-bank subsidiaries, proceeds from the sale of WCC, proceeds from the July 2002 issuance of junior subordinated debt, and payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has limited the amount of these payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company. In 2003 the Bank remitted a total of $1.2 million to the Company for prior years’ tax liabilities under the foregoing formula. WFSG will continue to depend on its non-Bank subsidiaries to meet its liquidity needs.

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

     We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements:

•     Mortgage-Backed and Other Investment Securities Available for Sale. The Company’s mortgage-backed and other investment securities available for sale are reported at their current fair market value. In determining current fair value when quotes from third parties are not available, we estimate the present value of the anticipated cash flows of the securities based on certain assumptions, including the amount and timing of future repayments, the discount rate to be used, and default rates and expected losses on the loans underlying the securities. If the change in market value is considered temporary, the unrealized holding gains and losses are reported net of tax, when applicable, as a separate component of accumulated other comprehensive income in stockholders’ equity. In the event of a decline in market value, management must evaluate whether the decline is temporary in nature or other than temporary. Declines that are considered other than temporary are reflected as “Market valuation losses and impairments” in the consolidated statements of operations and not as a direct reduction to stockholders’ equity. The Company’s portfolio of mortgage-backed and other investment securities available for sale has increased significantly over the past three years and, as of March 31, 2004, represented more than 25% of consolidated total assets. Consequently, fluctuations in the securities’ values can have a significant impact on our financial condition and results of operations.

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

•	Impaired loans have been defined as all loan types classified either substandard, doubtful, or loss (including loans which may have been upgraded but which are troubled debt restructurings). SVAs are measured on a loan-by-loan basis utilizing either the discounted cash flow or fair market value approaches, as defined under the accounting standards for impaired loans.

•	Homogeneous loans have been defined as loans secured by one to four single-family residences, mobile home loans, and consumer loans, and are analyzed by their respective loan group. GVA loss estimates are measured utilizing peer benchmark factors for homogeneous pools.

•	Non-homogeneous loans include the following loan types: multifamily, commercial real estate, “bridge” loans, construction loans, and commercial unsecured. The non-homogeneous loans are analyzed individually. GVA loss estimates are developed and based upon risk rating utilizing migration analysis, which considers the impact of losses on a loan-by-loan basis. A loss horizon of four years has been developed with the objective of achieving loss data to capture a full business cycle.

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

•     Income Taxes. At March 31, 2004 we had a total deferred tax asset of approximately $47.7 million. This asset represents the tax effect of future deductible or taxable amounts and is attributable to carryforwards, such as net operating losses and capital losses, and also to temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the Company’s income tax returns. In accounting for the deferred tax asset, we apply Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the expected utilization of our loss carryforwards on an annual basis and have recorded a valuation allowance of approximately $30.1 million. The net deferred tax asset, $17.6 million, is reported as an asset in our consolidated statement of financial condition as of March 31, 2004. We currently believe that it is more likely than not that this portion of the deferred tax asset will be realized. However, there can be no assurance that the amount, if any, that we ultimately realize will not differ materially from our assessment. As portions of the deferred tax asset are realized and the valuation allowance is reduced, the related benefits, to the extent they relate to our post-reorganizational period, are recorded as a deferred tax benefit in our consolidated statements of operations. As benefits relating to our pre-reorganizational period are realized, they are recorded as a direct increase to stockholders’ equity.

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

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Quarterly Report on Form 10-Q which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include, but are not limited to, the condition of the real estate market, interest rates, regulatory matters, the availability of pools of loans at acceptable prices, and the availability and conditions of financing for loan pool acquisitions and other financial assets. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved. In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

     The following table quantifies the potential changes in the Company’s net portfolio value (excluding WCC’s assets and liabilities) at March 31, 2004, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
Change in Rates
+300bp	$80,879	$(28,302)	(26)%	7.36%	(204	)bp
+200bp	91,875	(17,306)	(16)	8.19	(121	)bp
+100bp	101,734	(7,447)	(7)	8.90	(50	)bp
0bp	109,181	—	—	9.40	—
-100bp	105,946	(3,235)	(3)	9.05	(35	)bp
-200bp	98,577	(10,604)	(10)	8.39	(101	)bp
-300bp	95,623	(13,558)	(12)	8.13	(127	)bp

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

     We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the individual then serving as our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our CEO/CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

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

     Item 4. Submission of Matters to a Vote of Security Holders.

                    Not applicable.

     Item 5. Other Information.

                    Not applicable.

     Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10.1	Amended and Restated Stock Purchase Agreement dated April 30, 2004 by and between the Company and Merrill Lynch Mortgage Capital Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated April 30, 2004)

31	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Current Report on Form 8-K dated January 16, 2004, reporting that the Company had entered into an agreement to sell its wholly-owned mortgage servicing subsidiary, Wilshire Credit Corporation, to Merrill Lynch Mortgage Capital Inc., a division of Merrill Lynch & Co., New York, NY.

Current Report on Form 8-K dated March 5, 2004, reporting that the Company’s application for listing of its common stock on the Nasdaq National Market had been approved and that trading would commence on March 10, 2004.

Current Report on Form 8-K dated March 30, 2004, reporting the Company’s earnings results for the year ended December 31, 2003.

Current Report on Form 8-K dated April 30, 2004, reporting the Company’s sale of Wilshire Credit Corporation to Merrill Lynch Mortgage Capital Inc.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wilshire Financial Services Group Inc.
Date: May 24, 2004	By:	/s/ STEPHEN P. GLENNON
Stephen P. Glennon
Principal Executive Officer and Principal Financial Officer