Form 10-Q
period 2004-06-30
WILSHIRE FINANCIAL SERVICES GROUP INC
filed 2004-08-13
CIK 1024321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

[  ]    Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 0-21845

Wilshire Financial Services Group Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	93-1223879 (I.R.S. Employer Identification No.)

23901 Calabasas Road, Suite 1050 Calabasas, CA (Address of principal executive offices)	91302 (Zip Code)

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

Applicable only to corporate issuers:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.01 per share	Outstanding at July 31, 2004 21,136,519 shares

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(Dollars in thousands, except share data)

	June 30,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$12,727	$18,739
Government agency mortgage-backed securities available for sale, at fair value.	177,400	161,083
AAA mortgage-backed securities available for sale, at fair value	136,521	62,160
Other mortgage-backed securities available for sale, at fair value	521	1,069
Investment securities available for sale, at fair value	11,812	22,086
Investment securities held to maturity, at amortized cost (fair value of $9,512 and $9,754)	9,632	9,607
Loans, net of allowance for loan losses of $6,876 and $6,735	826,224	610,807
Discounted loans, net of allowance for loan losses of $29,083 and $32,041	3,126	3,817
Stock in Federal Home Loan Bank of San Francisco, at cost	18,435	12,767
Real estate owned, net	2,014	267
Leasehold improvements and equipment, net	536	554
Accrued interest receivable	5,292	4,215
Deferred tax asset, net	20,927	18,054
Purchased mortgage servicing rights, net	—	250
Receivables from loan servicers	—	770
Intangible assets, net	3,313	3,442
Prepaid expenses and other assets	4,033	2,897
Assets of subsidiary held for sale	—	42,698

TOTAL	$1,232,513	$975,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Noninterest-bearing deposits	$5,050	$4,175
Interest-bearing deposits	578,153	469,234
Short-term borrowings	80,000	88,000
Accounts payable and other liabilities	17,680	3,690
FHLB advances	392,237	249,337
Long-term investment financing	—	681
Junior subordinated notes payable to trust	20,619	20,619
Investor participation liability	905	1,169
Liabilities of subsidiary held for sale	—	12,894

Total liabilities	1,094,644	849,799

COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 26,775,887 and 24,491,703 shares issued (including treasury shares of 5,639,368 and 5,626,212)	139,718	136,363
Treasury stock, 5,639,368 and 5,626,212 shares, at cost	(15,224)	(15,106)
Retained earnings	16,913	3,791
Accumulated other comprehensive (loss) income, net	(3,538)	435

Total stockholders’ equity	137,869	125,483

TOTAL	$1,232,513	$975,282

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
INTEREST INCOME:
Loans	$11,515	$8,408	$21,211	$16,835
Mortgage-backed securities	2,870	2,547	5,490	6,014
Securities and federal funds sold	269	216	575	388

Total interest income	14,654	11,171	27,276	23,237

INTEREST EXPENSE:
Deposits	3,278	2,776	6,391	5,989
Borrowings	3,288	3,111	6,014	6,433

Total interest expense	6,566	5,887	12,405	12,422

NET INTEREST INCOME	8,088	5,284	14,871	10,815
PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS	100	(700)	214	(670)

NET INTEREST INCOME AFTER PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS	7,988	5,984	14,657	11,485

OTHER INCOME (LOSS):
Servicing income	312	(110)	521	(64)
Loan fees and charges	97	27	195	50
Real estate owned, net	12	(112)	70	(87)
Gain on sale of loans	1	—	48	5
Gain on sale of securities	—	—	273	—
Investor participation interest	(69)	(61)	(159)	(127)
Other, net	154	88	219	292

Total other income (loss)	507	(168)	1,167	69

OTHER EXPENSES:
Compensation and employee benefits	1,572	1,935	3,394	3,596
Professional services	807	1,347	1,627	2,275
Occupancy	217	185	402	377
FDIC insurance premiums	117	107	225	215
Data processing	123	115	267	179
Insurance	228	157	346	326
Depreciation	96	193	186	438
Amortization of intangibles	64	64	129	129
Directors expense	224	111	380	248
Other general and administrative expenses	351	382	807	673

Total other expenses	3,799	4,596	7,763	8,456

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,696	1,220	8,061	3,098
INCOME TAX PROVISION	2,016	529	3,412	1,333

INCOME FROM CONTINUING OPERATIONS	2,680	691	4,649	1,765
DISCONTINUED OPERATIONS:
(LOSS) INCOME FROM OPERATIONS OF DISCONTINUED SEGMENT, NET OF INCOME TAX (BENEFIT) PROVISION OF $(137), $458, $201 AND $722	(193)	715	283	1,205
GAIN ON SALE OF SUBSIDIARY, NET OF TAX OF $7,684	10,832	—	10,832	—

NET INCOME	$13,319	$1,406	$15,764	$2,970

Earnings per share – Basic:
Income from continuing operations	$0.13	$0.04	$0.23	$0.10
Discontinued operations	0.51	0.04	0.54	0.06

Net income	$0.64	$0.08	$0.77	$0.16

Earnings per share – Diluted:
Income from continuing operations	$0.12	$0.03	$0.22	$0.09
Discontinued operations	0.50	0.04	0.52	0.06

Net income	$0.62	$0.07	$0.74	$0.15

Weighted average shares outstanding – basic	20,786,803	18,435,365	20,404,896	18,330,116
Weighted average shares outstanding – diluted	21,475,649	20,410,295	21,393,533	20,330,328

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,764	$2,970
Income from operations of discontinued segment, net of taxes	(283)	(1,205)
Gain on sale of subsidiary, net of taxes	(10,832)	—

Income from continuing operations	4,649	1,765
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Provision for (recapture of) losses on loans	263	(670)
Provision for losses on real estate owned	18	110
Change in valuation allowance for mortgage servicing rights	257	(139)
Depreciation and amortization	315	933
Tax effect from utilization of net operating loss carryforward	—	1,352
Gain on sale of real estate owned	(97)	(57)
Gain on sale of loans	(48)	(80)
Gain on sale of securities	(273)	—
Loss (gain) on disposal of equipment	2	(8)
Amortization of discounts and deferred fees	1,609	1,598
Amortization of mortgage servicing rights	1,740	2,375
Federal Home Loan Bank stock dividends	(120)	(272)
Change in:
Servicer advance receivables	(3,456)	(6,384)
Service fees receivable	182	(426)
Accrued interest receivable	(1,084)	277
Receivables from other loan servicers	773	(40)
Prepaid expenses and other assets	(1,416)	391
Accounts payable and other liabilities	1,486	(1,707)
Investor participation liability	(467)	89
Net cash used in operations of discontinued segment	6,697	4,364

Net cash provided by operating activities of continuing operations	11,030	3,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(105,537)	(17,648)
Proceeds from sale of loans	—	4,068
Loan repayments	79,740	74,579
Loan originations	(191,270)	(61,417)
Purchase of discounted loans	—	(30,075)
Proceeds from sale of discounted loans	—	30,308
Purchase of mortgage-backed securities available for sale	(174,108)	(27,784)
Proceeds from sale of mortgage-backed securities available for sale	7,859	—
Repayment of mortgage-backed securities available for sale	68,383	79,950
Purchase of investment securities available for sale	—	(13,458)
Proceeds from sale of investment securities available for sale	10,130	—
Proceeds from sale of real estate owned	987	822
Purchase of FHLB Stock	(5,548)	—
Purchases of leasehold improvements and equipment	(500)	(738)
Proceeds from sale of leasehold improvements and equipment	—	13
Purchase of mortgage servicing rights	—	(6,088)
Proceeds from sale of mortgage servicing rights	—	2
Net proceeds from sale of subsidiary	48,709	—
Net cash (provided by) used in investing activities of discontinued segment	(495)	6,469

Net cash (used in) provided by investing activities of continuing operations	(261,650)	39,003

[Continued]

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$109,794	$(40,881)
Proceeds from FHLB advances	554,900	18,000
Repayments of FHLB advances	(412,000)	(16,000)
Net (decrease) increase in short-term borrowings	(1,000)	2,130
Proceeds from long-term financing	—	4,006
Repayment of long-term financing	(1,871)	(3,058)
Issuance of common stock pursuant to exercise of stock options	3,237	551
Dividends on common stock	(2,642)	—
Net cash provided by financing activities of discontinued segment	(5,810)	(8,030)

Net cash provided by (used in) financing activities of continuing operations	244,608	(43,282)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,012)	(808)
CASH AND CASH EQUIVALENTS:
Beginning of period	18,739	15,981

End of period	$12,727	$15,173

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION — Cash paid for:
Interest	$11,550	$11,941
Income taxes	82	—
NONCASH INVESTING ACTIVITIES:
Additions to real estate owned acquired in settlement of loans	2,074	457

See notes to unaudited interim condensed consolidated financial statements

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data and where noted)

1. BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements of Wilshire Financial Services Group Inc. and its subsidiaries (“WFSG,” or the “Company”) are unaudited and should be read in conjunction with WFSG’s 2003 Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the 2003 Annual Report on Form 10-K.

     In July 2004, the stockholders of WFSG approved a proposed amendment to the Company’s certificate of incorporation to change the Company’s name to Beverly Hills Bancorp. The Company has applied to the state of Delaware for the name change and is currently awaiting approval.

     In the opinion of management, all adjustments, other than the adjustments described below, generally comprised of normal recurring accruals necessary for fair presentation of the interim condensed consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts and results could differ from those estimates.

     Certain reclassifications of 2003 amounts were made in order to conform to the 2004 presentation. None of these reclassifications affected previously reported net income.

2. PER-SHARE DATA

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potentially dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the quarters and six-month periods ended June 30, 2004 and 2003.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Income from continuing operations	$2,680	$691	$4,649	$1,765
(Loss) income from operations of discontinued segment	(193)	715	283	1,205
Gain on sale of subsidiary	10,832	—	10,832	—

Net income	$13,319	$1,406	$15,764	$2,970

Weighted average number of common shares outstanding – basic	20,786,803	18,435,365	20,404,896	18,330,116
Net effect of dilutive stock options – based on treasury stock method	688,846	1,974,930	988,637	2,000,212

Weighted average number of common shares outstanding – diluted	21,475,649	20,410,295	21,393,533	20,330,328

Earnings per share – Basic:
Income from continuing operations	$0.13	$0.04	$0.23	$0.10
Discontinued operations	0.51	0.04	0.54	0.06

Net income	$0.64	$0.08	$0.77	$0.16

Earnings per share – Diluted:
Income from continuing operations	$0.12	$0.03	$0.22	$0.09
Discontinued operations	0.50	0.04	0.52	0.06

Net income	$0.62	$0.07	$0.74	$0.15

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

     The Company has two stock-based employee compensation plans, the 1999 Equity Participation Plan and the 2002 Equity Participation Plan, pursuant to which stock options have been granted to its directors and certain employees. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the Company’s Equity Participation Plans been determined based on the fair value at the grant date consistent with the methods of Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company’s net income and earnings per share for the quarters and six-month periods ended June 30, 2004 and 2003 would have been reduced to the pro-forma amounts indicated below.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$13,319	$1,406	$15,764	$2,970
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	122	123	244	246

Pro forma net income	$13,197	$1,283	$15,520	$2,724

Earnings per share:
Basic – as reported	$0.64	$0.08	$0.77	$0.16

Basic – pro forma	$0.63	$0.07	$0.76	$0.15

Diluted – as reported	$0.62	$0.07	$0.74	$0.15

Diluted – pro forma	$0.61	$0.06	$0.73	$0.13

3. SALE OF WILSHIRE CREDIT CORPORATION

     On April 30, 2004 the Company completed the sale of its wholly-owned mortgage servicing subsidiary, Wilshire Credit Corporation (“WCC”), to Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”) for net proceeds of approximately $48.7 million, and realized a gain on the sale of approximately $18.5 million before taxes. The final purchase price is subject to adjustment based on WCC’s closing date net asset value as determined jointly by the Company and Merrill Lynch.

     WCC was formed in 1999 pursuant to the Company’s reorganization, and comprised the Company’s Loan Servicing Operations business segment. At the time of its sale, WCC serviced over $6 billion principal balance of loans for more than 500 individual and institutional investors and governmental agencies.

     Effective December 31, 2003, the Company began accounting for WCC as a disposal group held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the assets and liabilities of WCC have each been combined and presented as separate captions on the Consolidated Statements of Financial Condition. In addition, WCC’s results of operations have been removed from the Company’s results from continuing operations on the Consolidated Statements of Operations, and have been presented separately in a single caption as “(Loss) income from operations of discontinued segment, net of income tax (benefit) provision.” In accordance with SFAS No. 144, the Company did not record depreciation expense on WCC’s leasehold improvements and equipment from January 1 through April 30, 2004. As a result, the pre-tax income from operations of the discontinued segment, as reported in the accompanying financial statements, was approximately $0.4 million more than the income actually recorded by WCC for that period. Consequently, the gain on sale as reported is $0.4 million less, on a pre-tax basis, than the gain actually realized by the Company, due to the higher basis in WCC for GAAP purposes.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

     The following is summarized financial information for WCC:

	April 30,	December 31,
	2004	2003
ASSETS:
Cash and cash equivalents	$30	$109
Discounted loans, net	—	522
Leasehold improvements and equipment, net	2,577	2,602
Servicer advance receivables, net	26,428	22,972
Purchased mortgage servicing rights, net	6,772	8,519
Other assets	7,695	7,974

Total assets	$43,502	$42,698

LIABILITIES:
Short-term borrowings and investment financing	$9,162	$3,352
Other liabilities	4,472	9,542

Total liabilities	$13,634	$12,894

     Results of operations for WCC are shown in the table below. The amounts for the quarter and six months ended June 30, 2004 reflect WCC’s results for only the month and four months ended April 30, 2004, respectively.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income	$—	$19	$(10)	$62
Interest expense	37	122	164	263

Net interest expense	(37)	(103)	(174)	(201)
Provision for loan losses	—	—	49	—

Net interest expense after provision for loan losses	(37)	(103)	(223)	(201)
Servicing income	3,420	8,016	11,754	15,811
Other income	223	506	699	512
Compensation and employee benefits expense	3,324	5,457	9,427	10,566
Other expenses	612	1,789	2,319	3,629

(Loss) income before income taxes	(330)	1,173	484	1,927
Income tax (benefit) provision	(137)	458	201	722

Net (loss) income	$(193)	$715	$283	$1,205

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

4. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     At June 30, 2004, the Company’s banking subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”), had outstanding commitments to fund $15.1 million in mortgage loans.

     The Company may incur additional expenses in connection with legal costs for a prior officer. These costs, which totaled approximately $0.3 million and $0.5 million, respectively, for the quarter and six months ended June 30, 2004, relate to the events that gave rise to litigation arising from the financial collapse of Capital Consultants LLC (“CCL”). The Company anticipates that the amount of such expenses will decline in future periods.

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

     In the accompanying consolidated financial statements, WCC is accounted for as a discontinued operation, and its operating results have been removed from the Company’s consolidated statements of operations and reported separately in a single caption. Accordingly, the discussion in this note concerns the Company’s income tax provision and its deferred tax asset as they relate to its continuing operations only.

     The Company recorded a current tax provision on income from continuing operations of $2.0 million for the quarter ended June 30, 2004, compared with $0.5 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004, the Company’s tax provision on income from continuing operations was $3.4 million, compared with $1.3 million for the six months ended June 30, 2003. The Company’s deferred tax provision (benefit) is determined on a quarterly basis pursuant to an evaluation of its net deferred tax asset. These deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts. They are attributable to carryforwards, such as net operating losses and capital losses, and also to temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 41% is applied to each attribute in determining the amount of the related deferred tax asset or liability. Decreases (increases) in the net deferred tax asset are recorded as a deferred tax provision (benefit) in the consolidated statements of operations.

     The Company’s net deferred tax asset was $20.9 million and $18.1 million, respectively, at June 30, 2004 and December 31, 2003. In accounting for the deferred tax asset, the Company applies SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires, among other things, that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes that it is more likely than not that the Company will realize a portion of the deferred tax asset and has recorded the valuation allowance accordingly. As benefits relating to the Company’s pre-reorganizational (before June 10, 1999) period are realized and the valuation allowance is reduced, the tax effect is recorded as an increase to stockholders’ equity in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and not as a tax benefit in the statement of operations. As benefits relating to the Company’s post-reorganizational period are realized, the tax effect will be recorded as a tax benefit in the consolidated statements of operations.

     As of June 30, 2004, the Company had U.S. net operating loss carryforwards and capital loss carryforwards of approximately $109 million and $5 million, respectively, and also has state net operating loss carryforwards. The federal carryforward period runs through 2023. However, in June 2002 the Company experienced a change in control as set forth by Section 382 of the Internal Revenue Code. In general, a change in control is defined as a greater than 50% ownership shift as

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

measured over the prior three-year period. As a result of the change in control, the Company’s net operating loss carryforwards and capital loss carryforwards that were generated prior to the change in control are subject to a limitation on the amount that may be used annually to offset taxable income. The Company has determined that the amount of this limitation is approximately $6 million per year and believes that its valuation allowance against the deferred tax asset provides adequately for this limitation.

6. OPERATING SEGMENTS

     The Company reports segment data in accordance with the accounting principles discussed in Note 1 to the consolidated financial statements in the 2003 Annual Report on Form 10-K. As discussed in Note 3, the Company completed the sale of WCC, which comprised WFSG’s Loan Servicing segment, to Merrill Lynch effective April 30, 2004. Accordingly, the operating results of WCC are presented separately, in a single caption titled “(Loss) income from operations of discontinued segment” in the Company’s condensed consolidated statements of operations.

     The operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

•	Banking Operations—Through FBBH, the Company conducts a banking business focused primarily on specialty-niche products, including commercial and multi-family real estate lending, purchases of residential whole loans, and investments in primarily AAA-rated and government agency mortgage-backed securities. The primary sources of liquidity for the Bank’s acquisitions and originations are wholesale certificates of deposit, retail deposits, Federal Home Loan Bank (“FHLB”) advances and repurchase agreements. The Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision (“OTS”).

•	Mortgage Investment Operations— The Company’s investment subsidiary, Wilshire Funding Corporation (“WFC”), has acquired mortgage-backed securities and pools of performing, sub-performing and non-performing residential and commercial loans. WFC has conducted certain of these activities with an institutional investor where such investments align the Company’s interests with those of the institutional investor. WFC’s funding sources have consisted primarily of commercial bank financing and co-investors, with debt service repayment terms that generally parallel the cash flows of the underlying collateral. The active acquisition of assets by WFC has been significantly curtailed since 2001, and its current operations consist primarily of the management of its existing asset portfolio.

•	Holding Company and Miscellaneous Operations—The Company’s Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the aforementioned business segments. In addition, this segment includes interest expense on the $20.6 million of junior subordinated notes payable issued in July 2002 and eliminations of intercompany accounts and transactions.

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

     Segment data for the three months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30, 2004
				Holding
				Company and
		Loan	Mortgage	Miscellaneous
	Banking	Servicing	Investments	Operations	Total
Interest income	$14,148	$—	$493	$13	$14,654
Interest expense	6,307	—	3	256	6,566

Net interest income (expense)	7,841	—	490	(243)	8,088
Provision for loan losses	100	—	—	—	100

Net interest income (expense) after provision for loan losses	7,741	—	490	(243)	7,988
Servicing income	357	—	—	(45)	312
Realized gains	—	—	1	—	1
Other income (loss)	234	—	(85)	45	194
Compensation and employee benefits expense	1,445	—	—	127	1,572
Other expenses	1,364	—	5	858	2,227

Income (loss) from continuing operations before taxes	5,523	—	401	(1,228)	4,696
Income tax provision (benefit)	2,270	—	167	(421)	2,016

Income (loss) from continuing operations	3,253	—	234	(807)	2,680
Loss from operations of discontinued segment, net of taxes	—	(193)	—	—	(193)
Gain on sale of subsidiary, net of taxes	—	—	—	10,832	10,832

Net income (loss)	$3,253	$(193)	$234	$10,025	$13,319

Total assets	$1,210,140	$—	$22,370	$3	$1,232,513

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

	Three Months Ended June 30, 2003
				Holding
				Company and
		Loan	Mortgage	Miscellaneous
	Banking	Servicing	Investments	Operations	Total
Interest income	$10,417	$—	$729	$25	$11,171
Interest expense	5,624	—	20	243	5,887

Net interest income (expense)	4,793	—	709	(218)	5,284
(Recapture of) provision for loan losses	(750)	—	50	—	(700)

Net interest income (expense) after (recapture of) provision for loan losses	5,543	—	659	(218)	5,984
Servicing income	204	—	(3)	(311)	(110)
Other (loss) income	(200)	—	(151)	293	(58)
Compensation and employee benefits expense	1,144	—	151	640	1,935
Other expenses	1,247	—	58	1,356	2,661

Income (loss) from continuing operations before taxes	3,156	—	296	(2,232)	1,220
Income tax provision (benefit)	1,326	—	153	(950)	529

Income (loss) from continuing operations	1,830	—	143	(1,282)	691
Income from operations of discontinued segment, net of tax	—	715	—	—	715

Net income (loss)	$1,830	$715	$143	$(1,282)	$1,406

Total assets	$767,516	$42,537	$25,900	$(14,786)	$821,167

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

     Segment data for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30, 2004
				Holding
				Company and
		Loan	Mortgage	Miscellaneous
	Banking	Servicing	Investments	Operations	Total
Interest income	$26,196	$—	$1,053	$27	$27,276
Interest expense	11,879	—	13	513	12,405

Net interest income (expense)	14,317	—	1,040	(486)	14,871
Provision for loan losses	100	—	114	—	214

Net interest income (expense) after provision for loan losses	14,217	—	926	(486)	14,657
Servicing income	603	—	37	(119)	521
Realized gains	273	—	48	—	321
Other income (loss)	466	—	(260)	119	325
Compensation and employee benefits expense	3,013	—	—	381	3,394
Other expenses	2,678	—	8	1,683	4,369

Income (loss) from continuing operations before taxes	9,868	—	743	(2,550)	8,061
Income tax provision (benefit)	4,095	—	309	(992)	3,412

Income (loss) from continuing operations	5,773	—	434	(1,558)	4,649
Income from operations of discontinued segment, net of tax	—	283	—	—	283
Gain on sale of subsidiary, net of tax	—	—	—	10,832	10,832

Net income	$5,773	$283	$434	$9,274	$15,764

Total assets	$1,210,140	$—	$22,370	$3	$1,232,513

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

	Six Months Ended June 30, 2003
				Holding
				Company and
		Loan	Mortgage	Miscellaneous
	Banking	Servicing	Investments	Operations	Total
Interest income	$21,429	$—	$1,770	$38	$23,237
Interest expense	11,867	—	48	507	12,422

Net interest income (expense)	9,562	—	1,722	(469)	10,815
(Recapture of) provision for loan losses	(750)	—	80	—	(670)

Net interest income (expense) after (recapture of) provision for loan losses	10,312	—	1,642	(469)	11,485
Servicing income	503	—	81	(648)	(64)
Realized gains	—	—	5	—	5
Other (loss) income	(238)	—	(314)	680	128
Compensation and employee benefits expense	2,275	—	356	965	3,596
Other expenses	2,545	—	186	2,129	4,860

Income (loss) from continuing operations before taxes	5,757	—	872	(3,531)	3,098
Income tax provision (benefit)	2,418	—	357	(1,442)	1,333

Income (loss) from continuing operations	3,339	—	515	(2,089)	1,765
Income from operations of discontinued segment, net of tax	—	1,205	—	—	1,205

Net income (loss)	$3,339	$1,205	$515	$(2,089)	$2,970

Total assets	$767,516	$42,537	$25,900	$(14,786)	$821,167

WILSHIRE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(Dollars in thousands, except share data and where noted)

7. INTANGIBLE ASSETS

     In June 2000, FBBH acquired a branch location and recorded goodwill of $3,393 and a core deposit intangible of $1,294. Through December 31, 2001, the goodwill was amortized on a straight-line basis over an estimated useful life of 15 years. In January 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result, the Company no longer amortizes goodwill, but tests it for impairment on an annual basis, or more frequently if conditions arise. The Company will continue to amortize the core deposit intangible over an estimated useful life of 5 years.

     Following is a summary of the Company’s intangible assets:

	As of June 30, 2004		As of December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill	$3,393	$(339)	$3,393	$(339)
Core deposit intangible	1,294	(1,035)	1,294	(906)

Total	$4,687	$(1,374)	$4,687	$(1,245)

     For the quarter and six months ended June 30, 2004 the Company recorded amortization expense of $64 and $129, respectively, related to the core deposit intangible. The estimated amortization of the balance for the remainder of 2004 and the succeeding fiscal years is $129 (2004), $130 (2005), and none thereafter.

     There were no changes in the carrying value of goodwill during the quarter ended June 30, 2004. The Company tested goodwill for impairment as of March 31, 2004 and determined that no impairment charge was required.

8. CASH DIVIDEND

     On July 1, 2004, the Company paid its first quarterly dividend, in the amount of $0.125 per common share to stockholders of record as of June 15, 2004. The total dividend payable, approximately $2.6 million, was accrued as of June 30, 2004 and is reflected in the accompanying consolidated statements of financial condition.

9. NEW ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Financial Accounting Standards Board ratified the consensus reached in November 2003 by the Emerging Issues Task Force on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS Nos. 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus also provides guidance for determining when an investment is other-than-temporarily impaired. This guidance is effective for periods beginning after June 15, 2004. The Company is currently evaluating the impact that this guidance will have on its financial condition and results of operations.

10. SUBSEQUENT EVENT

     In August 2004, the Federal Home Loan Bank of San Francisco increased the Bank’s authorized borrowing limit for FHLB advances from 35% to 40% of the Bank’s total assets as of the previous quarter-end.

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

     Through April 30, 2004, Wilshire Financial Services Group Inc. conducted operations in three principal business segments: (1) community banking operations (referred to herein as our “Banking Operations”) through our wholly-owned subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”); (2) specialized mortgage loan servicing operations through Wilshire Credit Corporation (“WCC”); and (3) mortgage investment operations through Wilshire Funding Corporation (“WFC”).

Sale of Wilshire Credit Corporation

     On April 30, 2004, we completed the sale of WCC, our wholly-owned loan servicing subsidiary, to Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”), a division of Merrill Lynch & Co., New York, NY, for net proceeds of approximately $48.7 million, and realized a gain on the sale of approximately $18.5 million before taxes. The final sales proceeds are subject to adjustment based on WCC’s final net asset value as determined jointly by the Company and Merrill Lynch.

     Subsequent to the sale of WCC, we have operated primarily as a unitary bank holding company. Our business strategy is focused on the growth and profitability of our banking segment through increased lending and investment activity, and on the management of the existing asset portfolio in our Mortgage Investment segment. We believe that our success in implementing this strategy depends primarily on our ability to (1) evaluate and manage both credit risk and interest-rate risk and (2) employ financial leverage such that cash flows from the underlying investments generally match the debt service requirements.

RESULTS OF OPERATIONS—QUARTER AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 2003

     Our consolidated net income for the quarter ended June 30, 2004 was $13.3 million, or $0.62 per diluted share, compared with $1.4 million, or $0.07 per diluted share, for the quarter ended June 30, 2003. For the six-month period ended June 30, 2004, our net income was $15.8 million, or $0.74 per diluted share, compared with $3.0 million, or $0.15 per diluted share, for the six months ended June 30, 2003.

     As a result of the sale of WCC, we have presented WCC’s operating results under the “Discontinued operations” caption, separate and apart from “Income from continuing operations” in our consolidated statements of operations for the periods presented. Our income from continuing operations for the quarter and six months ended June 30, 2004 was $2.7 million ($0.12 per diluted share) and $4.6 million ($0.22 per diluted share), respectively, compared with $0.7 million ($0.03 per diluted share) and $1.8 million ($0.09 per diluted share) for the quarter and six months ended June 30, 2003. Pre-tax income from continuing operations was $4.7 million and $8.1 million, respectively, for the quarter and six months ended June 30, 2004, compared with $1.2 million and $3.1 million for the corresponding 2003 periods.

     Our results from discontinued operations for the quarterly and six-month periods ended June 30, 2004 reflect WCC’s net loss for of $0.2 million for the month of April 2004 and WCC’s net income of $0.3 million for the four months ended April 30, 2004, respectively. WCC recorded net income of $0.7 million and $1.2 million, respectively, for the quarter and six months ended June 30, 2003.

     Our consolidated stockholders’ equity increased by $12.4 million during the six months ended June 30, 2004, to $137.9 million, or $6.40 per diluted share. This increase reflects our net income for the year to date and the sale of additional shares of common stock pursuant to the exercise of stock options, partially offset by a cash dividend of $2.6 million on the Company’s common stock and net after-tax unrealized losses of $4.0 million on our portfolio of available-for-sale securities and hedging instruments.

     The increase in income from continuing operations for the second quarter of 2004 over the second quarter of 2003 was due primarily to a $2.8 million increase in consolidated net interest income, reflecting significant lending and investment activity at our banking subsidiary, FBBH. In addition, we realized a $0.7 million increase in other income and a $0.8 million decrease in consolidated operating expenses. These factors were partially offset by a loan loss provision of $0.1 million for the quarter ended June 30, 2004, which, when compared with recaptures of loan losses of $0.7 million for the quarter ended June 30, 2003, represents an overall increase in provision of $0.8 million.

     Our results for the six months ended June 30, 2004 versus the comparable 2003 period reflect a $4.1 million increase in net interest income, a $1.1 million increase in other income, and a $0.7 million decrease in consolidated operating expenses. These increases in income were partially offset by a loan loss provision of $0.2 million for the six-month period ended June 30, 2004, compared with loan loss recaptures of $0.7 million in the corresponding 2003 period, for an overall increase in provision of $0.9 million.

     Following is a discussion of the operating results of the Company’s Banking Operations and Mortgage Investment Operations segments, and its discontinued Loan Servicing Operations.

FIRST BANK OF BEVERLY HILLS, F.S.B.

     The following table compares income before taxes for FBBH for the quarters and six-month periods ended June 30, 2004 and 2003.

	Quarter Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
	(Dollars in thousands)
Interest income	$14,148	$10,417	$3,731	$26,196	$21,429	$4,767
Interest expense	6,307	5,624	683	11,879	11,867	12

Net interest income	7,841	4,793	3,048	14,317	9,562	4,755
Provision for (recapture of) loan losses	100	(750)	850	100	(750)	850

Net interest income after provision for (recapture of) loan losses	7,741	5,543	2,198	14,217	10,312	3,905
Realized gains on sales	—	—	—	273	—	273
Other income	591	4	587	1,069	265	804
Compensation and employee benefits expense	1,445	1,144	301	3,013	2,275	738
Other expenses	1,364	1,247	117	2,678	2,545	133

Income before taxes	$5,523	$3,156	$2,367	$9,868	$5,757	$4,111

Net Interest Income

     The following table sets forth information regarding the Bank’s income from interest-earning assets and expenses from interest-bearing liabilities for the quarters ended June 30, 2004 and 2003 (dollars in thousands):

	Quarter Ended June 30, 2004			Quarter Ended June 30, 2003
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Interest-Earning Assets:
Federal funds and short-term investments	$21,191	$59	1.10%	$14,212	$43	1.20%
Mortgage-backed and other securities	330,787	2,815	3.40	249,348	2,282	3.66
Loans	798,958	11,274	5.65	482,905	8,092	6.70

Total interest-earning assets	$1,150,936	$14,148	4.86%	$746,465	$10,417	5.52%

Interest-Bearing Liabilities:
Interest-bearing deposits	$655,797	$3,278	2.01%	$365,404	$2,776	3.05%
Borrowings	419,808	3,029	2.89	305,997	2,848	3.73

Total interest-bearing liabilities	$1,075,605	$6,307	2.35%	$671,401	$5,624	3.36%

Net interest income		$7,841			$4,793
Net interest spread			2.51%			2.16%
Net interest margin			2.73%			2.58%

     The following table sets forth information regarding the Bank’s income from interest-earning assets and expenses from interest-bearing liabilities for the six-month periods ended June 30, 2004 and 2003 (dollars in thousands):

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Interest-Earning Assets:
Federal funds and short-term investments	$20,016	$111	1.10%	$14,525	$94	1.29%
Mortgage-backed and other securities	299,237	5,429	3.63	256,259	5,145	4.02
Loans	719,410	20,656	5.74	485,868	16,190	6.66

Total interest-earning assets	$1,038,663	$26,196	4.99%	$756,652	$21,429	5.63%

Interest-Bearing Liabilities:
Interest-bearing deposits	$593,730	$6,391	2.16%	$378,487	$5,989	3.19%
Borrowings	371,325	5,488	2.96	305,322	5,878	3.88

Total interest-bearing liabilities	$965,055	$11,879	2.47%	$683,809	$11,867	3.50%

Net interest income		$14,317			$9,562
Net interest spread			2.52%			2.13%
Net interest margin			2.76%			2.55%

     The Bank’s net interest income was $7.8 million for the quarter ended June 30, 2004, compared with $4.8 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004, the Bank’s net interest income was $14.3 million, compared with $9.6 million for the six months ended June 30, 2003.

     The Bank’s net interest spread increased by 35 basis points, to 2.51% for the quarter ended June 30, 2004 compared with 2.16% for the quarter ended June 30, 2003, and its net interest margin increased by 15 basis points, to 2.73% for the second quarter of 2004 compared with 2.58% for the second quarter of 2003. For the six-month period ended June 30, 2004, the Bank’s net interest spread was 2.52%, a 39-basis point increase over the 2.13% net interest spread for the six months ended June 30, 2003. Net interest margin increased by 21 basis points, to 2.76% for the first six months of 2004 compared with 2.55% for the corresponding 2003 period.

     The increase in net interest income for the 2004 periods was primarily attributable to the Bank’s significant loan originations and purchases in the first two quarters of 2004 and in late 2003, utilizing new deposits and low-cost borrowings as funding sources. In addition, the prevailing low interest-rate environment has continued to impact the Bank’s interest-bearing liabilities to a greater extent than its interest-earning assets, as indicated by the higher spreads and margins in 2004. The Bank’s overall cost of funds declined by more than 100 basis points from the quarterly and six-month periods ended June 30, 2003 to the corresponding 2004 periods, while its yield on interest-earning assets declined by only slightly more than 60 basis points from the 2003 periods to the 2004 periods.

     The Bank’s interest income on mortgage-backed and other investment securities was $2.8 million for the quarter ended June 30, 2004, compared with $2.3 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004, interest on mortgage-backed and other investment securities was $5.4 million, compared with

$5.1 million for the six months ended June 30, 2003. The increases in the 2004 periods were due to an increase in the average investment balance, primarily as a result of the Bank’s purchases of $174.1 million of mortgage-backed and other investment securities during the first six months of 2004 and $109 million in the third and fourth quarters of 2003. A second factor contributing to the increase in average balance was a slight slowing of prepayment rates on the portfolio in the first two quarters of 2004. This higher earning-asset volume was partially offset by declines in average yield of 26 basis points from the second quarter of 2003 to the second quarter of 2004, and 39 basis points from the first six months of 2003 to the first six months of 2004.

     The Bank’s interest income on loans was $11.3 million for the quarter ended June 30, 2004, compared with $8.1 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004, interest income on loans totaled $20.7 million, compared with $16.2 million for the six months ended June 30, 2003. The increases in the 2004 periods were due to increases in the average loan volume of $316.1 million from the second quarter of 2003 to the second quarter of 2004 and $233.5 million from the first six months of 2003 to the first six months of 2004, which more than offset the decline in yields from 2003 to 2004. The Bank originated and purchased a total of $297 million in new commercial and multi-family loans during the first six months of 2004, in addition to $210 million in the final six months of 2003.

     FBBH’s interest expense on deposits was approximately $3.3 million for the quarter ended June 30, 2004, compared with $2.8 million for the quarter ended June 30, 2003. For the six-month period ended June 30, 2004, interest expense on deposits was $6.4 million, compared with $6.0 million for the six-month period ended June 30, 2003. The increases in the 2004 periods resulted from a significant increase in the average deposit balance, as the Bank raised new brokered certificates of deposit in the last two quarters of 2003 and the first two quarters of 2004 to finance its loan originations and purchases. This higher deposit volume in 2004 was partially offset by declines in the cost of deposits of over 100 basis points from the quarter and six months ended June 30, 2003 to the corresponding 2004 periods.

     The Bank’s interest expense on borrowings for the quarter ended June 30, 2004 was approximately $3.0 million, compared with $2.8 million for the quarter ended June 30, 2003. This increase was due to a $113.8 million increase in the average balance outstanding, partially offset by an 84-basis point drop in cost in the second quarter of 2004 as compared with the second quarter of 2003. Beginning in May 2004, after receiving a deposit of $52 million representing the gross proceeds from the sale of WCC, the Bank increasingly utilized FHLB advances as its primary funding source in lieu of higher-costing certificates of deposit. For the six months ended June 30, 2004, the Bank’s interest expense on borrowings was $5.5 million, a $0.4 million decrease from the corresponding 2003 period. The decrease was due to a 92-basis point drop in the cost of borrowings, which more than offset the effects of the $66 million increase in average balance.

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

     Pursuant to its quarterly evaluation of the adequacy of its loan loss reserves, the Bank recorded a provision for loan losses of $0.1 million in the second quarter of 2004. In the quarter ended June 30, 2003, the Bank recaptured $0.75 million of loan loss reserves, primarily as a result of the sale of its performing mobile home loan portfolio.

Realized Gains on Sales

     The Bank sold a total of $17.7 million in mortgage-backed securities for a realized gain of $0.3 million in February and March of 2004, with no such sales activity in the first six months of 2003.

Other Income

     The Bank’s other income increased by $0.6 million from the second quarter of 2003 to the second quarter of 2004, and by $0.8 million from the six months ended June 30, 2003 to the six months ended June 30, 2004. The increase in the 2004 periods was due primarily to the transfer of the servicing duties on the Bank’s loan portfolio from WCC to the Bank beginning January 1, 2004. As a result, the Bank now earns income on loan fees and late charges and no longer pays a fee to WCC for servicing a majority of its loan portfolio.

Compensation and Employee Benefits Expense

     The Bank’s compensation and employee benefits expense totaled $1.4 million for the second quarter of 2004, compared with $1.1 million for the second quarter of 2003. For the six months ended June 30, 2004, compensation and employee benefits expense totaled $3.0 million, compared with $2.3 million for the six months ended June 30, 2003. The increases in the 2004 periods were due to an increase in bonus expense, as a result of the high level of loan fundings and improved earnings in the first two quarters of 2004.

Other Expenses

     The Bank’s other expenses increased by approximately $0.1 million for the quarter and six months ended June 30, 2004 as compared with the corresponding 2003 periods. The Bank has incurred slightly higher professional fees in the current year to date, primarily as a result of consulting fees incurred in connection with its conversion to an in-house loan servicing system in January 2004. In most other expense categories, costs remained largely consistent, reflecting the Bank’s efforts to control overhead.

Changes in Financial Condition – First Bank of Beverly Hills

     Following are condensed statements of financial condition for FBBH as of June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$12,723	$15,535
Mortgage-backed securities available for sale, at fair value	314,095	223,450
Other investment securities available for sale, at fair value	11,812	22,086
Investment securities held to maturity, at amortized cost	9,632	9,607
Loans, net	826,293	610,890
Real estate owned, net	2,014	267
Other assets	33,571	24,351

Total assets	$1,210,140	$906,186

LIABILITIES:
Deposits	$636,145	$473,409
Short-term borrowings	80,000	88,000
FHLB advances	392,237	249,337
Other liabilities	11,675	14,540

Total liabilities	1,120,057	825,286
NET WORTH	90,083	80,900

Total liabilities and net worth	$1,210,140	$906,186

     Mortgage-Backed and Other Securities Available for Sale. During the six months ended June 30, 2004, the Bank’s total portfolio of mortgage-backed securities (MBS) available for sale increased by $90.6 million, primarily as a result of $174.1 million in purchases of AAA-rated and agency MBS. These new purchases were partially offset by principal repayments of $68.4 million and sales of $7.6 million. In addition, the Bank recorded an increase in unrealized holding losses of $6.4 million on its portfolio, as a result of an increase in market rates of interest in the second quarter.

     The Bank’s portfolio of other investment securities available for sale decreased by approximately $10.3 million during the six months ended June 30, 2004. This decrease was due to the sale of $10.1 million of government agency securities and an increase unrealized holding losses of $0.2 million.

     Loans, net. The Bank’s portfolio of loans, net of discounts and allowances, increased by approximately $215.4 million in the first six months of 2004. The Bank originated $191.3 million of primarily commercial mortgage loans and purchased an additional $105.5 million of multi-family and commercial loans. These additions to the portfolio were partially offset by $78.8 million of principal repayments and $2.0 million of foreclosures during the year to date.

     Real Estate Owned, net. The Bank’s portfolio of real estate owned, net, increased by approximately $1.7 million for the six-month period ended June 30, 2004. This increase was due to $2.0 million in new foreclosures, partially offset by $0.3 million in sales and write-downs of properties.

     Deposits. The Bank’s deposits increased by $162.7 million during the six months ended June 30, 2004. The Bank raised a significant volume of new brokered certificates of deposit through April 2004 in order to finance its new loan originations. Subsequent to April 30, 2004, after receiving the $52 million in gross proceeds from WFSG on the sale of WCC, the Bank permitted the run-off of its higher-rate certificates of deposit and replaced these with lower-costing Federal Home Loan Bank advances. The $52 million in demand deposits held by WFSG is eliminated in consolidation and thus is not reflected in deposits on the Company’s consolidated statements of financial condition.

     Short-Term Borrowings. The Bank’s short-term borrowings decreased by $8.0 million during the six months ended June 30, 2004. This decrease was due to repayments of $83.0 million of repurchase agreements, partially offset by repurchase agreement renewals totaling $70.0 million and federal funds purchases of $5.0 million. These borrowings are used primarily to finance the Bank’s purchases of mortgage-backed and other investment securities.

     FHLB Advances. The Bank’s FHLB advances increased by $142.9 million for the six months ended June 30, 2004. This increase reflects $554.9 million in new advances in the first two quarters, partially offset by maturities of $412.0 million. As discussed above, the Bank utilized FHLB advances as the primary funding source for its asset acquisitions after receiving WFSG’s deposit of the proceeds from the sale of WCC. In August 2004, the FHLB increased the Bank’s borrowing limit from 35% to 40% of the Bank’s total assets as of the previous quarter-end.

     Net Worth. The Bank’s total net worth increased by approximately $9.2 million for the six months ended June 30, 2004. This increase reflects the Bank’s year-to-date net income of $5.8 million and a capital contribution of $7.1 million from WFSG through the forgiveness of a portion of the Bank’s income tax liability to WFSG, in accordance with a tax-sharing agreement between the Company and the Bank. These increases were partially offset by $3.7 million in net after-tax unrealized losses on the Bank’s portfolio of available-for-sale securities and hedging instruments.

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

     The following table sets forth the Bank’s regulatory capital ratios at June 30, 2004.

Regulatory Capital Ratios

			Amount Required
			For Capital		To be Categorized
			Adequacy		as
	Actual		Purposes		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk-Weighted Assets (Risk-Based Capital)	$97,136	10.9%	$71,016	8.0%	$88,770	10.0%
Tier 1 Capital to Risk-Weighted Assets	90,505	10.2%	Not Applicable		53,262	6.0%
Core Capital to Tangible Assets	90,505	7.5%	48,537	4.0%	60,672	5.0%
Tangible Capital to Tangible Assets	90,505	7.5%	18,201	1.5%	Not Applicable

Liquidity and Capital Resources

     Liquidity is the measurement of the Bank’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and make payments for general business purposes. The Bank’s sources of liquidity include wholesale and retail deposits, FHLB advances, repurchase agreements, whole loan and mortgage-backed securities sales, and net interest income. In August 2004, the FHLB raised the Bank’s authorized borrowing limit from 35% to 40% of the Bank’s total assets as of the previous quarter-end. Liquidity in the Bank’s operations is actively managed on a daily basis and periodically reviewed by the Bank’s Board of Directors.

     At June 30, 2004, the Bank’s cash balances totaled approximately $12.7 million, compared with $15.5 million at December 31, 2003. The decrease in cash was primarily due to new loan originations and purchases of loans and mortgage-backed securities, partially offset by the generation of significant deposits and new borrowings during the year to date.

     At June 30, 2004, the Bank had approximately $498.8 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending June 30, 2005 and thereafter amounted to $395.2 million and $103.6 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Bank management continues its effort to reduce the Bank’s exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of the Bank’s interest-earning assets.

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

MORTGAGE INVESTMENT OPERATIONS

     The Company conducts its Mortgage Investment Operations through WFC, our wholly-owned investment subsidiary. Some of WFC’s activities are conducted with a co-investor, which has participation interests in the returns generated by the assets that serve as collateral for the loans. The share of such activities held by this co-investor is reflected as “Investor participation interest” in the Company’s consolidated statements of operations. The active acquisition of assets by WFC has been significantly curtailed since 2001, and its current operations consist primarily of the management of its existing asset portfolio.

     The following table compares WFC’s income before taxes for the quarters and six-month periods ended June 30, 2004 and 2003.

	Quarter Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
	(Dollars in thousands)
Interest income	$493	$729	$(236)	$1,053	$1,770	$(717)
Realized gains	1	—	1	48	5	43
Other loss, net	(85)	(154)	69	(223)	(233)	10

Total revenues	409	575	(166)	878	1,542	(664)

Interest expense	3	20	(17)	13	48	(35)
Provision for loan losses	—	50	(50)	114	80	34
Compensation and employee benefits expense	—	151	(151)	—	356	(356)
Other expenses	5	58	(53)	8	186	(178)

Total provisions and expenses	8	279	(271)	135	670	(535)

Income before taxes	$401	$296	$105	$743	$872	$(129)

Interest Income and Interest Expense

     WFC’s interest income was $0.5 million for the quarter ended June 30, 2004, compared with $0.7 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004, interest income was approximately $1.1 million, compared with $1.8 million for the six months ended June 30, 2003. The decreases in the 2004 periods were due primarily to a decline in interest on mortgage-backed securities as a result of runoff in WFC’s MBS portfolio, which has been triggered by prepayments on the loans underlying the securities. WFC records the receipt of such payments directly to interest income, as its portfolio of securities has been written down to an amortized cost of zero.

     WFC’s interest expense for the quarter and six months ended June 30, 2004 decreased slightly from the corresponding 2003 periods. These decreases were due to a lower average balance of borrowings outstanding in the current period as a result of WFC’s repayments of debt facilities.

Other Loss, Net

     The components of WFC’s other loss are reflected in the following table:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Other loss:
Real estate owned, net	$3	$1	$3	$(14)
Investor participation interest	(69)	(60)	(159)	(127)
Other, net	(19)	(95)	(67)	(92)

Total other loss	$(85)	$(154)	$(223)	$(233)

     Other loss includes the co-investor’s share of certain investment activities conducted with WFC, which is reported as “Investor participation interest” expense in the above table.

Compensation and Employee Benefits Expense

     WFC did not record compensation and employee benefits expense for the first two quarters of 2004. As part of the Company’s reallocation of operating expenses among its business segments in the second quarter of 2003, certain employees’ compensation was transferred to WCC from WFC. Those employees remained with WCC subsequent to its sale, and the Company will no longer incur their related compensation expense.

Other Expenses

     WFC incurred minimal other operating expenses in the quarter and six months ended June 30, 2004, compared with $58 thousand and $0.2 million, respectively, for the corresponding 2003 periods. The decrease was primarily due to the reallocation of certain assets and expense categories from WFC to the Company’s other business segments in the second quarter of 2003.

Changes in Financial Condition – Wilshire Funding Corporation

     Following are WFC’s condensed statements of financial condition as of June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$551	$37
Mortgage-backed securities available for sale, at fair value	347	862
Discounted loans, net	3,126	3,817
Intercompany receivables	17,870	17,911
Other assets	476	627

Total assets	$22,370	$23,254

LIABILITIES:
Investment financing	$—	$681
Other liabilities	1,721	2,055

Total liabilities	1,721	2,736
NET WORTH	20,649	20,518

Total liabilities and net worth	$22,370	$23,254

     Mortgage-Backed Securities Available for Sale. WFC’s portfolio of mortgage-backed securities available for sale decreased by approximately $0.5 million during the six months ended June 30, 2004 as a result of a decline in the fair value of the securities. WFC received $0.5 million in principal and interest repayments in the current year on its mortgage-backed securities, which have been written down to an amortized cost of zero. Consequently, any payments received on these securities are recorded directly to interest income.

     Discounted Loans, net. WFC’s discounted loans, net decreased by approximately $0.7 million for the six months ended June 30, 2004. This decrease resulted from $1.0 million of principal repayments and a loan loss provision of $0.1 million, partially offset by a purchase of $0.4 million of discounted loans.

     Investment Financing. WFC’s investment financing consisted of a debt facility with the co-investor. WFC repaid this borrowing in full during the second quarter of 2004.

Liquidity and Capital Resources

     WFC’s sources of cash flow include primarily net interest income and repayments on its portfolio of loans and mortgage-backed securities. WFC’s liquidity is actively managed and periodically reviewed by our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet WFC’s operating needs. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet WFC’s needs.

HOLDING COMPANY AND MISCELLANEOUS OPERATIONS

     Our Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to our Banking or Mortgage Investment Operations, and also include eliminations of intercompany accounts and transactions. Primary sources of liquidity include funds available from the Company’s wholly-owned non-bank subsidiaries, proceeds from the sale of WCC, proceeds from the July 2002 issuance of junior subordinated debt, and payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has limited the amount of these payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company. In 2003 the Bank remitted a total of $1.2 million to the Company for prior years’ tax liabilities under the foregoing formula. The Company will continue to depend on its non-Bank subsidiaries to meet its liquidity needs.

DISCONTINUED OPERATIONS — LOAN SERVICING

     The Company previously conducted Loan Servicing Operations through WCC, our servicing subsidiary which was formed pursuant to our June 10, 1999 reorganization. As discussed earlier, on April 30, 2004, we completed the sale of WCC to Merrill Lynch Mortgage Capital Inc.

     The following table summarizes WCC’s income before taxes for the quarters and six-month periods ended June 30, 2004 and 2003. The amounts for the quarter ended June 30, 2004 reflect activity for the month of April 2004 only, and the amounts for the six months ended June 30, 2004 reflect activity for the four-month period ended April 30, 2004.

	Quarter Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
	(Dollars in thousands)
Servicing income	$3,420	$8,016	$(4,596)	$11,754	$15,811	$(4,057)
Other income	223	525	(302)	689	574	115

Total revenues	3,643	8,541	(4,898)	12,443	16,385	(3,942)

Interest expense	37	122	(85)	164	263	(99)
Provision for loan losses	—	—	—	49	—	49
Compensation and employee benefits expense	3,324	5,457	(2,133)	9,427	10,566	(1,139)
Other expenses	612	1,789	(1,177)	2,319	3,629	(1,310)

Total provisions and expenses	3,973	7,368	(3,395)	11,959	14,458	(2,499)

(Loss) income before taxes	$(330)	$1,173	$(1,503)	$484	$1,927	$(1,443)

     As a result of WCC’s sale, its results of operations have been removed from the Company’s results from continuing operations on the accompanying Consolidated Statements of Operations, and have been presented separately in a single caption as “(Loss) income from operations of discontinued segment” for the periods presented.

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

     We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements:

• Mortgage-Backed and Other Investment Securities Available for Sale. The Company’s mortgage-backed and other investment securities available for sale are reported at their current fair market value. In determining current fair value when quotes from third parties are not available, we estimate the present value of the anticipated cash flows of the securities based on certain assumptions, including the amount and timing of future repayments, the discount rate to be used, and default rates and expected losses on the loans underlying the securities. If the change in market value is considered temporary, the unrealized holding gains and losses are reported net of tax, when applicable, as a separate component of accumulated other comprehensive income in stockholders’ equity. In the event of a decline in market value, management must evaluate whether the decline is temporary in nature or other than temporary. Declines that are considered other than temporary are reflected as “Market valuation losses and impairments” in the consolidated statements of operations and not as a direct reduction to stockholders’ equity. The Company’s portfolio of mortgage-backed and other investment securities available for sale has increased significantly over the past three years and, as of June 30, 2004, represented more than 25% of consolidated total assets. Consequently, fluctuations in the securities’ values can have a significant impact on our financial condition and results of operations.

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

•	Impaired loans have been defined as all loan types classified either substandard, doubtful, or loss (including loans which may have been upgraded but which are troubled debt restructurings). SVAs are measured on a loan-by-loan basis utilizing either the discounted cash flow or fair market value approaches, as defined under the accounting standards for impaired loans.

•	Homogeneous loans have been defined as loans secured by one to four single-family residences, mobile home loans, and consumer loans, and are analyzed by their respective loan group. GVA loss estimates are measured utilizing an average of peer benchmark factors and the Bank’s historical loss migration factors for homogeneous pools.

•	Non-homogeneous loans include the following loan types: multifamily, commercial real estate, “bridge” loans, construction loans, and commercial unsecured. The non-homogeneous loans are analyzed individually. GVA loss estimates are developed and based upon risk rating utilizing migration analysis, which considers the impact of losses on a loan-by-loan basis. A loss horizon of four years has been developed with the objective of achieving loss data to capture a full business cycle.

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

• Income Taxes. At June 30, 2004 we had a total deferred tax asset of approximately $51.0 million. This asset represents the tax effect of future deductible or taxable amounts and is attributable to carryforwards, such as net operating losses and capital losses, and also to temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the Company’s income tax returns. In accounting for the deferred tax asset, we apply Statement of Financial Accounting Standards No. 109, “Accounting for Income

Taxes,” which requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the expected utilization of our loss carryforwards on an annual basis and have recorded a valuation allowance of approximately $30.1 million. The net deferred tax asset, $20.9 million, is reported as an asset in our consolidated statement of financial condition as of June 30, 2004. We currently believe that it is more likely than not that this portion of the deferred tax asset will be realized. However, there can be no assurance that the amount, if any, that we ultimately realize will not differ materially from our assessment. As portions of the deferred tax asset are realized and the valuation allowance is reduced, the related benefits, to the extent they relate to our post-reorganizational period, are recorded as a deferred tax benefit in our consolidated statements of operations. As benefits relating to our pre-reorganizational period are realized, they are recorded as a direct increase to stockholders’ equity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     It is our objective to attempt to control risks associated with interest rate movements. In general, management’s strategy is to limit our exposure to earnings volatility and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by the Asset and Liability Committee (“ALCO”) which reviews, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses (including those attributable to hedging transactions), purchase activity, and maturities of investments and borrowings. ALCO establishes rate sensitivity tolerances (within regulatory guidelines) which are approved by the Board of Directors, and coordinates with the Board with respect to overall asset and liability composition.

     ALCO is authorized to utilize off-balance sheet financial techniques to assist in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the “notional amount”) for a specified period without the exchange of the underlying principal amount. The Bank has entered into a $35 million notional principal amount interest rate swap agreement, which became effective in December 2002 and matures in December 2004. Pursuant to the agreement, the Bank will pay interest at a fixed rate of 2.22% and receive quarterly interest payments at the three-month LIBOR rate.

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

     In addition, as required by OTS regulations, ALCO also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on the interest rate sensitivity of Net Portfolio Value (“NPV”), which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments. ALCO further evaluates such impacts against the maximum tolerable change in interest income that is authorized by the Board of Directors.

     The following table quantifies the potential changes in the Company’s net portfolio value at June 30, 2004, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Assets
	$Amount	$ Change	% Change	NPV Ratio	Change
Change in Rates	(Dollars in thousands)
+300bp	$120,918	$(30,060)	(20)%	10.39%	(186	)bp
+200bp	130,880	(20,098)	(13)	11.03	(122	)bp
+100bp	141,207	(9,771)	(6)	11.68	(57	)bp
0bp	150,978	—	—	12.25	—
-100bp	156,180	5,202	3	12.49	24	bp
-200bp	151,891	913	1	12.06	(19	)bp
-300bp	141,568	(9,410)	(6)	11.23	(102	)bp

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

     We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the individual serving as our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our CEO/CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

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

     Item 4. Submission of Matters to a Vote of Security Holders.

               Not applicable.

     Item 5. Other Information.

               Not applicable.

     Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

3.2	Third Amended and Restated Bylaws

31	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The following reports on Form 8-K were filed during the quarter covered by this report, and subsequently through the date of issuance:

Current Report on Form 8-K dated April 30, 2004, reporting the Company’s sale of Wilshire Credit Corporation to Merrill Lynch Mortgage Capital Inc.

Current Report on Form 8-K dated May 27, 2004, reporting the resignation of the Company’s Chief Executive Officer and the appointment of its new Chief Executive Officer; the election of three new members to the Company’s board of directors; and the announcement of the date of the Company’s annual shareholder meeting.

Current Report on Form 8-K dated August 4, 2004, reporting the Company’s earnings results for the quarter and six months ended June 30, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE FINANCIAL SERVICES GROUP INC.

Date: August 13, 2004	By:	/s/ JOSEPH W. KILEY III

Joseph W. Kiley III
Chief Executive Officer and
Chief Financial Officer