Form 10-Q
period 2004-09-30
BEVERLY HILLS BANCORP INC
filed 2004-11-12
CIK 1024321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

[ ]	Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to

Commission file number 0-21845

Beverly Hills Bancorp Inc.

(Exact name of registrant as specified in its charter)

Delaware	93-1223879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23901 Calabasas Road, Suite 1050
Calabasas, CA	91302
(Address of principal executive offices)	(Zip Code)

(818) 223-8084

(Registrant’s telephone number, including area code)

Wilshire Financial Services Group Inc.

(former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes            No  X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  X      No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004
Common Stock, par value $0.01 per share	21,136,519 shares

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands, except share data)

	September 30, 2004	December 31, 2003
ASSETS

Cash and cash equivalents	$8,579	$18,739
Government agency mortgage-backed securities available for sale, at fair value	155,478	161,083
AAA mortgage-backed securities available for sale, at fair value	186,860	62,160
Other mortgage-backed securities available for sale, at fair value	462	1,069
Investment securities available for sale, at fair value	11,884	22,086
Investment securities held to maturity, at amortized cost (fair value of $9,820 and $9,754)	9,645	9,607
Loans, net of allowance for loan losses of $7,211 and $6,735	870,498	610,807
Discounted loans, net of allowance for loan losses of $27,867 and $32,041	2,937	3,817
Stock in Federal Home Loan Bank of San Francisco, at cost	21,095	12,767
Real estate owned	2,015	267
Leasehold improvements and equipment, net	622	554
Accrued interest receivable	5,350	4,215
Deferred tax asset, net	18,524	18,054
Purchased mortgage servicing rights, net	—	250
Receivables from loan servicers	—	770
Goodwill, net	3,054	3,054
Other intangible assets, net	194	388
Prepaid expenses and other assets	3,760	2,897
Assets of subsidiary held for sale	—	42,698

TOTAL	$1,300,957	$975,282

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$6,423	$4,175
Interest-bearing deposits	548,423	469,234
Short-term borrowings	115,000	88,000
Accounts payable and other liabilities	20,145	3,690
FHLB advances	448,837	249,337
Long-term investment financing	—	681
Junior subordinated notes payable to trust	20,619	20,619
Investor participation liability	—	1,169
Liabilities of subsidiary held for sale	—	12,894

Total liabilities	1,159,447	849,799

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 26,775,887 and 24,491,703 shares issued (including treasury shares of 5,639,368 and 5,626,212)	268	245
Additional paid-in capital	139,450	136,118
Treasury stock, 5,639,368 and 5,626,212 shares, at cost	(15,224)	(15,106)
Retained earnings	17,235	3,791
Accumulated other comprehensive (loss) income, net	(219)	435

Total stockholders’ equity	141,510	125,483

TOTAL	$1,300,957	$975,282

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
INTEREST INCOME:
Loans	$11,872	$8,506	$33,083	$25,341
Mortgage-backed securities	3,351	1,993	8,841	8,007
Securities and federal funds sold	288	342	863	730

Total interest income	15,511	10,841	42,787	34,078

INTEREST EXPENSE:
Deposits	3,033	2,575	9,424	8,564
Borrowings	3,802	3,030	9,816	9,463

Total interest expense	6,835	5,605	19,240	18,027

NET INTEREST INCOME	8,676	5,236	23,547	16,051
PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS	338	78	552	(592)

NET INTEREST INCOME AFTER PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS	8,338	5,158	22,995	16,643

OTHER INCOME:
Servicing income	143	115	664	51
Loan fees and charges	78	33	273	83
Real estate owned, net	—	(109)	70	(196)
Gain (loss) on sale of loans	7	(97)	55	(92)
Gain on sale of securities	113	249	386	249
Investor participation interest	(48)	(29)	(207)	(156)
Other, net	173	(42)	392	250

Total other income	466	120	1,633	189

OTHER EXPENSES:
Compensation and employee benefits	1,594	1,266	4,988	4,862
Professional services	857	937	2,484	3,212
Occupancy	203	203	605	580
FDIC insurance premiums	127	101	352	316
Data processing	151	144	418	323
Insurance	290	130	636	456
Depreciation	75	145	261	583
Amortization of intangibles	65	65	194	194
Directors expense	93	114	473	362
Other general and administrative expenses	282	323	1,089	996

Total other expenses	3,737	3,428	11,500	11,884

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,067	1,850	13,128	4,948
INCOME TAX PROVISION	2,103	785	5,515	2,118

INCOME FROM CONTINUING OPERATIONS	2,964	1,065	7,613	2,830
DISCONTINUED OPERATIONS:
INCOME FROM OPERATIONS OF DISCONTINUED SEGMENT, NET OF INCOME TAX PROVISION OF $871, $201 AND $1,593	—	1,610	283	2,815
GAIN ON SALE OF SUBSIDIARY, NET OF TAX OF $7,684	—	—	10,832	—

NET INCOME	$2,964	$2,675	$18,728	$5,645

Earnings per share – Basic:
Income from continuing operations	$0.14	$0.06	$0.37	$0.16
Discontinued operations	—	0.08	0.54	0.15

Net income	$0.14	$0.14	$0.91	$0.31

Earnings per share – Diluted:
Income from continuing operations	$0.14	$0.05	$0.36	$0.14
Discontinued operations	—	0.08	0.52	0.14

Net income	$0.14	$0.13	$0.88	$0.28

Weighted average shares outstanding – basic	21,136,519	18,633,781	20,650,550	18,432,450
Weighted average shares outstanding – diluted	21,458,548	20,468,017	21,344,523	20,329,346

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,728	$5,645
Income from operations of discontinued segment, net of taxes	(283)	(2,815)
Gain on sale of subsidiary, net of taxes	(10,832)	—

Income from continuing operations	7,613	2,830
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Provision for (recapture of) losses on loans	601	(592)
Provision for losses on real estate owned	18	159
Change in valuation allowance for mortgage servicing rights	257	(102)
Depreciation and amortization	455	1,384
Tax effect from utilization of net operating loss carryforward	—	1,965
Gain on sale of real estate owned	(97)	(15)
(Gain) loss on sale of loans	(55)	17
Gain on sale of securities	(386)	(249)
Gain on disposal of equipment	(1)	(10)
Amortization of discounts and deferred fees	2,178	2,587
Amortization of mortgage servicing rights	1,740	3,989
Federal Home Loan Bank stock dividends	(443)	(391)
Change in:
Servicer advance receivables	(3,456)	(9,970)
Service fees receivable	182	(375)
Accrued interest receivable	(1,142)	164
Receivables from other loan servicers	773	(1,257)
Prepaid expenses and other assets	(1,105)	(517)
Accounts payable and other liabilities	3,958	1,696
Investor participation liability	(1,372)	101
Net cash used in operations of discontinued segment	6,697	7,157

Net cash provided by operating activities of continuing operations	16,415	8,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(120,994)	(67,571)
Proceeds from sale of loans	—	4,068
Loan repayments	101,418	122,001
Loan originations	(242,082)	(108,515)
Purchase of discounted loans	—	(30,093)
Proceeds from sale of discounted loans	—	30,308
Purchase of mortgage-backed securities available for sale	(238,407)	(81,714)
Proceeds from sale of mortgage-backed securities available for sale	18,284	9,436
Repayment of mortgage-backed securities available for sale	99,180	125,034
Purchase of investment securities available for sale	—	(20,458)
Proceeds from sale of investment securities available for sale	10,130	—
Proceeds from sale of real estate owned	1,016	1,150
Purchase of FHLB Stock	(7,885)	(587)
Purchases of leasehold improvements and equipment	(665)	(1,054)
Proceeds from sale of leasehold improvements and equipment	7	21
Purchase of mortgage servicing rights	—	(8,647)
Proceeds from sale of mortgage servicing rights	—	2
Net proceeds from sale of subsidiary	48,709	—
Net cash (provided by) used in investing activities of discontinued segment	(495)	9,838

Net cash used in investing activities of continuing operations	(331,784)	(16,781)

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$81,437	$5,417
Proceeds from FHLB advances	440,800	56,337
Repayments of FHLB advances	(241,300)	(39,000)
Net increase in short-term borrowings	34,000	4,130
Proceeds from long-term financing	—	5,677
Repayment of long-term financing	(1,871)	(4,603)
Proceeds from exercise of stock options	3,237	569
Dividends on common stock	(5,284)	—
Net cash provided by financing activities of discontinued segment	(5,810)	(12,609)

Net cash provided by financing activities of continuing operations	305,209	15,918

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,160)	7,708
CASH AND CASH EQUIVALENTS:
Beginning of period	18,739	15,981

End of period	$8,579	$23,689

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid for:
Interest	$18,070	$16,138
Income taxes	422	90
NONCASH INVESTING ACTIVITIES:
Additions to real estate owned acquired in settlement of loans	2,104	666
Transfer of securities classified as available-for-sale to held to maturity	—	9,594

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data and where noted)

1.    BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Beverly Hills Bancorp Inc. and its subsidiaries (“BHBC,” or the “Company,” formerly known as Wilshire Financial Services Group Inc.) are unaudited and should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in such Annual Report on Form 10-K.

In the opinion of management, all adjustments, other than the adjustments described below, generally comprised of normal recurring accruals necessary for a fair presentation of the interim condensed consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

2.    PER-SHARE DATA

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potentially dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the quarters and nine-month periods ended September 30, 2004 and 2003.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income from continuing operations	$2,964	$1,065	$7,613	$2,830
Income from operations of discontinued segment	—	1,610	283	2,815
Gain on sale of subsidiary	—	—	10,832	—

Net income	$2,964	$2,675	$18,728	$5,645

Weighted average number of common shares outstanding – basic	21,136,519	18,633,781	20,650,550	18,432,450
Net effect of dilutive stock options – based on treasury stock method	322,029	1,834,236	693,973	1,896,896

Weighted average number of common shares outstanding – diluted	21,458,548	20,468,017	21,344,523	20,329,346

Earnings per share – Basic:
Income from continuing operations	$0.14	$0.06	$0.37	$0.16
Discontinued operations	—	0.08	0.54	0.15

Net income	$0.14	$0.14	$0.91	$0.31

Earnings per share – Diluted:
Income from continuing operations	$0.14	$0.05	$0.36	$0.14
Discontinued operations	—	0.08	0.52	0.14

Net income	$0.14	$0.13	$0.88	$0.28

BEVERLY HILLS BANCORP AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data and where noted)

The Company has two stock-based employee compensation plans, the 1999 Equity Participation Plan and the 2002 Equity Participation Plan, pursuant to which stock options have been granted to its directors and certain employees. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the Company’s Equity Participation Plans been determined based on the fair value at the grant date consistent with the methods of Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company’s net income and earnings per share for the quarters and nine-month periods ended September 30, 2004 and 2003 would have been reduced to the pro-forma amounts indicated below.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$2,964	$2,675	$18,728	$5,645
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	123	129	367	375

Pro forma net income	$2,841	$2,546	$18,361	$5,270

Earnings per share:
Basic – as reported	$0.14	$0.14	$0.91	$0.31

Basic – pro forma	$0.13	$0.14	$0.89	$0.29

Diluted – as reported	$0.14	$0.13	$0.88	$0.28

Diluted – pro forma	$0.13	$0.12	$0.86	$0.26

3.    SALE OF WILSHIRE CREDIT CORPORATION

On April 30, 2004 the Company completed the sale of its wholly owned mortgage servicing subsidiary, Wilshire Credit Corporation (“WCC”), to Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”) for net proceeds of $48.7 million, and realized a gain on the sale of $18.5 million before taxes. The final purchase price is subject to adjustment based on WCC’s closing date net asset value (NAV) as determined jointly by the Company and Merrill Lynch. The amount of WCC’s NAV is currently in dispute between the two parties. The Company believes that WCC’s actual closing date NAV was an amount in excess of that reflected in the initial purchase price, while Merrill Lynch contends that WCC’s NAV was of a somewhat lesser amount. Because the ultimate resolution of this dispute is not reasonably estimable at the current time, management does not believe that it is necessary to record an accrual for the adjustment of the sales proceeds and related gain on sale.

WCC was formed in 1999 pursuant to the Company’s reorganization, and comprised the Company’s Loan Servicing Operations business segment. At the time of its sale, WCC was servicing over $6 billion principal balance of loans for more than 500 individual and institutional investors and governmental agencies.

Effective January 1, 2004, the Company began accounting for WCC as a disposal group held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the assets and liabilities of WCC have each been combined and presented as separate captions on the Consolidated Statements of Financial Condition. In addition, WCC’s results of operations have been removed

BEVERLY HILLS BANCORP AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data and where noted)

from the Company’s results from continuing operations on the Consolidated Statements of Operations, and are presented separately in a single caption as “Income from operations of discontinued segment, net of income tax provision.” In accordance with SFAS No. 144, the Company did not record depreciation expense on WCC’s leasehold improvements and equipment from January 1 through April 30, 2004. As a result, the pre-tax income from operations of the discontinued segment, as reported in the accompanying financial statements, was approximately $0.4 million more than the income actually recorded by WCC for that period. Consequently, the gain on sale as reported is $0.4 million less, on a pre-tax basis, than the gain actually realized by the Company, due to the higher basis in WCC for GAAP purposes.

The following is summarized financial information for WCC:

	April 30, 2004	December 31, 2003
ASSETS:
Cash and cash equivalents	$30	$109
Discounted loans, net	—	522
Leasehold improvements and equipment, net	2,577	2,602
Servicer advance receivables, net	26,428	22,972
Purchased mortgage servicing rights, net	6,772	8,519
Other assets	7,695	7,974

Total assets	$43,502	$42,698

LIABILITIES:
Short-term borrowings and investment financing	$9,162	$3,352
Other liabilities	4,472	9,542

Total liabilities	$13,634	$12,894

Results of operations for WCC are shown in the table below. The amounts for the nine months ended September 30, 2004 reflect WCC’s results only for the four-month period from January 1 through April 30, 2004.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income	$—	$17	$(10)	$79
Interest expense	—	183	164	446

Net interest expense	—	(166)	(174)	(367)
Provision for loan losses	—	—	49	—

Net interest expense after provision for loan losses	—	(166)	(223)	(367)
Servicing income	—	9,889	11,754	25,700
Other income	—	138	699	650
Compensation and employee benefits expense	—	5,665	9,427	16,231
Other expenses	—	1,715	2,319	5,344

Income before income taxes	—	2,481	484	4,408
Income tax provision	—	871	201	1,593

Net income	$—	$1,610	$283	$2,815

BEVERLY HILLS BANCORP AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data and where noted)

4.    COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

At September 30, 2004, the Company’s banking subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”), had outstanding commitments to fund $18.1 million in mortgage loans. In addition, the Bank had unfunded commitments under lines of credit of $0.4 million.

The Company continues to incur legal expenses on behalf of prior officers in connection with the events that gave rise to litigation arising from the financial collapse of Capital Consultants LLC (“CCL”) in 2000. These expenses totaled $0.2 million and $0.7 million, respectively, for the quarter and nine months ended September 30, 2004, compared with $0.5 million and $1.9 million for the corresponding 2003 periods. The Company expects such costs to continue to decline in future periods.

The Company on May 13, 2002 entered into a settlement agreement to resolve the litigation arising from CCL’s collapse and has completed all of its obligations under the settlement agreement. Management, after consultation with legal counsel, believes that this litigation will be dismissed in the next few months.

5.    INCOME TAXES

The Company files consolidated federal and state income tax returns with its eligible subsidiaries. As discussed in Note 3, the Company completed the sale of its wholly owned loan servicing subsidiary, WCC, to Merrill Lynch effective April 30, 2004. Consequently, the Company’s consolidated income tax returns for the year ending December 31, 2004 will include WCC’s operating results only for the period from January 1 through April 30, 2004.

In the accompanying consolidated financial statements, WCC is accounted for as a discontinued operation, and its operating results have been removed from the Company’s consolidated statements of operations and reported separately in a single caption. Accordingly, the discussion in this note concerns the Company’s income tax provision and its deferred tax asset only as they relate to its continuing operations.

The Company recorded a current tax provision on income from continuing operations of $2.1 million for the quarter ended September 30, 2004, compared with $0.8 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, the Company’s tax provision on income from continuing operations was $5.5 million, compared with $2.1 million for the nine months ended September 30, 2003. The Company’s deferred tax provision (benefit) is determined on a quarterly basis pursuant to an evaluation of its net deferred tax asset. These deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts. They are attributable to carryforwards, such as net operating losses and capital losses, and also to temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 41% is applied to each attribute in determining the amount of the related deferred tax asset or liability. Decreases (increases) in the net deferred tax asset are recorded as a deferred tax provision (benefit) in the consolidated statements of operations.

The Company’s net deferred tax asset was $18.5 million and $18.1 million, respectively, at September 30, 2004 and December 31, 2003. In accounting for the deferred tax asset, the Company applies SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires, among other things, that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has recorded a valuation allowance against the deferred tax asset of $30.1 million as of September 30, 2004 and December 31, 2003. Management believes that it is more likely than not that the net deferred tax asset will be realized. As benefits relating to the Company’s pre-reorganizational (before June 10, 1999) period are realized and the valuation allowance is reduced, the tax effect is recorded as an increase to

BEVERLY HILLS BANCORP AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data and where noted)

stockholders’ equity in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and not as a tax benefit in the statement of operations. As benefits relating to the Company’s post-reorganizational period are realized, the tax effect will be recorded as a tax benefit in the consolidated statements of operations.

As of September 30, 2004, the Company had U.S. net operating loss carryforwards and capital loss carryforwards of approximately $108 million and $5 million, respectively, and also has state net operating loss carryforwards. The federal carryforward period runs through 2023. However, in June 2002 the Company experienced a change in control as defined by Section 382 of the Internal Revenue Code. In general, a change in control is defined as a greater than 50% ownership shift as measured over the prior three-year period. As a result of the change in control, the Company’s net operating loss carryforwards and capital loss carryforwards that were generated prior to the change in control are subject to a limitation on the amount that may be used annually to offset taxable income. The Company has determined that the amount of this limitation is approximately $6 million per year and believes that its valuation allowance against the deferred tax asset provides adequately for this limitation.

6.    OPERATING SEGMENTS

The Company reports segment data in accordance with the accounting principles discussed in Note 1 to the consolidated financial statements in the 2003 Annual Report on Form 10-K. As discussed in Note 3, the Company completed the sale of WCC, which comprised the Company’s Loan Servicing segment, to Merrill Lynch effective April 30, 2004. Accordingly, the operating results of WCC are presented separately, in a single caption titled “Income from operations of discontinued segment” in the Company’s condensed consolidated statements of operations.

The operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

•	Banking Operations—Through FBBH, the Company conducts a banking business focused primarily on specialty-niche products, including commercial and multi-family real estate lending and investments in primarily AAA-rated and government agency mortgage-backed securities. The primary sources of liquidity for the Bank’s purchases and originations are wholesale certificates of deposit, retail deposits, Federal Home Loan Bank (“FHLB”) advances and repurchase agreements. The Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision (“OTS”). The Bank has filed an application with the California Department of Financial Institutions (“CDFI”) for conversion to a state community bank charter. The Company believes that a CDFI charter would be better aligned with the Bank’s strategic business plan, by providing FBBH with greater flexibility in its operations and increased opportunities for growth.

•	Mortgage Investment Operations— The Company’s investment subsidiary, WFC Inc. (“WFC,” formerly known as Wilshire Funding Corporation), previously acquired mortgage-backed securities and pools of performing, sub-performing and non-performing residential and commercial loans. WFC conducted certain of these activities with an institutional investor where such investments aligned the Company’s interests with those of the institutional investor. WFC’s funding sources have consisted primarily of commercial bank financing and co-investors, with debt service repayment terms that generally parallel the cash flows of the underlying collateral. WFC has significantly curtailed its asset acquisition activity since 2001, and its current operations consist primarily of the management of its existing asset portfolio. The Company currently is evaluating its business options with respect to WFC’s portfolio.

BEVERLY HILLS BANCORP AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data and where noted)

•	Holding Company and Miscellaneous Operations—The Company’s Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the aforementioned business segments. In addition, this segment includes interest expense on the $20.6 million of junior subordinated notes payable issued in July 2002 and eliminations of intercompany accounts and transactions.

Segment data for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30, 2004
	Banking	Loan Servicing	Mortgage Investments	Holding Company and Miscellaneous Operations	Total
Interest income	$15,105	$—	$404	$2	$15,511
Interest expense	6,553	—	—	282	6,835

Net interest income (expense)	8,552	—	404	(280)	8,676
Provision for loan losses	338	—	—	—	338

Net interest income (expense) after provision for loan losses	8,214	—	404	(280)	8,338
Realized gains	113	—	7	—	120
Other income (loss)	392	—	(49)	3	346
Compensation and employee benefits expense	1,501	—	—	93	1,594
Other expenses	1,230	—	2	911	2,143

Income (loss) from continuing operations before taxes	5,988	—	360	(1,281)	5,067
Income tax provision (benefit)	2,485	—	149	(531)	2,103

Income (loss) from continuing operations	3,503	—	211	(750)	2,964
Loss from operations of discontinued segment, net of taxes	—	—	—	—	—
Gain on sale of subsidiary, net of taxes	—	—	—	—	—

Net income (loss)	$3,503	$—	$211	$(750)	$2,964

Total assets	$1,278,742	$—	$22,704	$(489)	$1,300,957

BEVERLY HILLS BANCORP AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data and where noted)

	Three Months Ended September 30, 2003
	Banking	Loan Servicing	Mortgage Investments	Holding Company and Miscellaneous Operations	Total
Interest income	$10,202	$—	$623	$16	$10,841
Interest expense	5,343	—	14	248	5,605

Net interest income (expense)	4,859	—	609	(232)	5,236
Provision for loan losses	—	—	78	—	78

Net interest income (expense) after provision for loan losses	4,859	—	531	(232)	5,158
Realized gains (losses)	249	—	(97)	—	152
Other income (loss)	205	—	(248)	11	(32)
Compensation and employee benefits expense	1,058	—	106	102	1,266
Other expenses	1,159	—	13	990	2,162

Income (loss) from continuing operations before taxes	3,096	—	67	(1,313)	1,850
Income tax provision (benefit)	1,300	—	47	(562)	785

Income (loss) from continuing operations	1,796	—	20	(751)	1,065
Income from operations of discontinued segment, net of tax	—	1,610	—	—	1,610

Net income (loss)	$1,796	$1,610	$20	$(751)	$2,675

Total assets	$819,815	$50,460	$24,024	$(16,020)	$878,279

BEVERLY HILLS BANCORP AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data and where noted)

Segment data for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30, 2004
	Banking	Loan Servicing	Mortgage Investments	Holding Company and Miscellaneous Operations	Total
Interest income	$41,301	$—	$1,457	$29	$42,787
Interest expense	18,432	—	13	795	19,240

Net interest income (expense)	22,869	—	1,444	(766)	23,547
Provision for loan losses	438	—	114	—	552

Net interest income (expense) after provision for loan losses	22,431	—	1,330	(766)	22,995
Realized gains	386	—	55	—	441
Other income (loss)	1,461	—	(272)	3	1,192
Compensation and employee benefits expense	4,514	—	—	474	4,988
Other expenses	3,908	—	10	2,594	6,512

Income (loss) from continuing operations before taxes	15,856	—	1,103	(3,831)	13,128
Income tax provision (benefit)	6,580	—	458	(1,523)	5,515

Income (loss) from continuing operations	9,276	—	645	(2,308)	7,613
Income from operations of discontinued segment, net of tax	—	283	—	—	283
Gain on sale of subsidiary, net of tax	—	—	—	10,832	10,832

Net income	$9,276	$283	$645	$8,524	$18,728

Total assets	$1,278,742	$—	$22,704	$(489)	$1,300,957

BEVERLY HILLS BANCORP AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data and where noted)

	Nine Months Ended September 30, 2003
	Banking	Loan Servicing	Mortgage Investments	Holding Company and Miscellaneous Operations	Total
Interest income	$31,631	$—	$2,393	$54	$34,078
Interest expense	17,210	—	62	755	18,027

Net interest income (expense)	14,421	—	2,331	(701)	16,051
(Recapture of) provision for loan losses	(750)	—	158	—	(592)

Net interest income (expense) after (recapture of) provision for loan losses	15,171	—	2,173	(701)	16,643
Realized gains (losses)	249	—	(92)	—	157
Other income (loss)	470	—	(481)	43	32
Compensation and employee benefits expense	3,333	—	462	1,067	4,862
Other expenses	3,704	—	201	3,117	7,022

Income (loss) from continuing operations before taxes	8,853	—	937	(4,842)	4,948
Income tax provision (benefit)	3,718	—	402	(2,002)	2,118

Income (loss) from continuing operations	5,135	—	535	(2,840)	2,830
Income from operations of discontinued segment, net of tax	—	2,815	—	—	2,815

Net income (loss)	$5,135	$2,815	$535	$(2,840)	$5,645

Total assets	$819,815	$50,460	$24,024	$(16,020)	$878,279

BEVERLY HILLS BANCORP AND SUBSIDIARIES

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

Following is a summary of the Company’s intangible assets:

	As of September 30, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$3,393	$(339)	$3,393	$(339)
Core deposit intangible	1,294	(1,100)	1,294	(906)

Total	$4,687	$(1,439)	$4,687	$(1,245)

For the quarter and nine months ended September 30, 2004, the Company recorded amortization expense of $65 and $194, respectively, related to the core deposit intangible. The estimated amortization of the balance for the remainder of 2004 and the succeeding fiscal years is $65 (2004), $129 (2005), and none thereafter.

There were no changes in the carrying value of goodwill during the quarter ended September 30, 2004. The Company tested goodwill for impairment as of March 31, 2004 and determined that no impairment charge was required.

8.    CASH DIVIDENDS

In the second quarter of 2004 the Company initiated a regular quarterly cash dividend of $0.125 per share, or $0.50 per share annually. The Company paid dividends totaling $2.6 million for the quarter ended September 30, 2004, and an aggregate of $5.3 million for the second and third quarters.

9.    NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary.

BEVERLY HILLS BANCORP AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data and where noted)

In September 2004 the Financial Accounting Standards Board (FASB) staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board also issued FSP EITF Issue 03-1-b, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10–20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.

Adoption of this standard may cause the Company to recognize impairment losses in the Consolidated Statements of Operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates. Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on stockholders’ equity.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Interim Condensed Consolidated Financial Statements of Beverly Hills Bancorp Inc. and the notes thereto included elsewhere in this filing. References in this filing to “Beverly Hills Bancorp Inc.,” “BHBC,” the “Company,” “we,” “our,” and “us” refer to Beverly Hills Bancorp Inc. and our wholly owned subsidiaries, unless the context indicates otherwise.

Through April 30, 2004, Beverly Hills Bancorp Inc., then known as Wilshire Financial Services Group Inc., conducted operations in three principal business segments: (1) community banking operations (referred to herein as our “Banking Operations”) through our wholly-owned subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”); (2) specialized mortgage loan servicing operations through Wilshire Credit Corporation (“WCC”); and (3) mortgage investment operations through WFC Inc. (“WFC,” then known as Wilshire Funding Corporation ).

Sale of Wilshire Credit Corporation

On April 30, 2004, we completed the sale of WCC, our wholly-owned loan servicing subsidiary, to Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”), a division of Merrill Lynch & Co., New York, NY, for net proceeds of approximately $48.7 million, and realized a gain on the sale of $18.5 million before taxes. The final sales proceeds are subject to adjustment based on WCC’s final net asset value (NAV) as determined jointly by the Company and Merrill Lynch. The amount of WCC’s NAV is currently in dispute between the two parties. The Company believes that WCC’s actual closing date NAV was an amount in excess of that reflected in the initial purchase price, while Merrill Lynch contends that WCC’s NAV was of a somewhat lesser amount. Because the ultimate resolution of this dispute is not reasonably estimable at the current time, management does not believe that it is necessary to record an accrual for the adjustment of the sales proceeds and related gain on sale.

Subsequent to the sale of WCC, we have operated primarily as a unitary bank holding company. Our mortgage investment subsidiary, WFC Inc., is no longer engaged in the active acquisition of new investment assets, and we are currently evaluating our business options with respect to WFC’s asset portfolio. Consequently, our business strategy is focused entirely on the growth and profitability of our banking subsidiary, FBBH, through (1) originations and purchases of commercial real estate and multi-family mortgage loans and (2) investments in primarily AAA-rated and government agency mortgage-backed securities. The Bank has filed an application with the California Department of Financial Institutions (“CDFI”) for conversion to a state community bank charter. Management believes that a CDFI charter would be better aligned with the Bank’s strategic business plan, by providing FBBH with greater flexibility in its operations and increased opportunities for growth.

RESULTS OF OPERATIONS—QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2003

Our consolidated net income for the quarter ended September 30, 2004 was $3.0 million, or $0.14 per diluted share, compared with $2.7 million, or $0.13 per diluted share, for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, our net income was $18.7 million, or $0.88 per diluted share, compared with $5.6 million, or $0.28 per diluted share, for the nine months ended September 30, 2003.

As a result of the sale of WCC, we have presented WCC’s operating results under the caption “Discontinued operations,” separate and apart from “Income from continuing operations” in our consolidated statements of operations for the periods presented. Our income from continuing operations for the quarter and nine months ended September 30, 2004 was $3.0 million ($0.14 per diluted share) and $7.6 million ($0.36 per diluted share), respectively, compared with $1.1 million ($0.05 per diluted share) and $2.8 million ($0.14 per diluted share) for the quarter and nine months ended September 30, 2003.

Our pre-tax income from continuing operations was $5.1 million and $13.1 million, respectively, for the quarter and nine months ended September 30, 2004, compared with $1.85 million and $4.9 million for the corresponding 2003 periods.

Our consolidated stockholders’ equity increased by $16.0 million during the nine months ended September 30, 2004, to $141.5 million, or $6.59 book value per diluted share. This increase reflects our net income for the year to date (including the gain on the sale of WCC) and the issuance of additional shares of common stock pursuant to the exercise of stock options, partially offset by $5.3 million in cash dividends on our common stock and net after-tax unrealized losses of $0.7 million on our portfolio of available-for-sale securities and hedging instruments.

The increase in income from continuing operations for the third quarter of 2004 over the third quarter of 2003 was due primarily to a $3.4 million increase in consolidated net interest income, reflecting significant lending and investment activity at FBBH, and a $0.3 million increase in other income. These increases were partially offset by a $0.3 million increase in consolidated operating expenses and a $0.3 million increase in provision for loan losses.

Our results for the nine months ended September 30, 2004 versus the comparable 2003 period reflect a $7.5 million increase in net interest income, a $1.4 million increase in other income, and a $0.4 million decrease in consolidated operating expenses. These increases in income were partially offset by a loan loss provision of $0.5 million for the nine-month period ended September 30, 2004, compared with loan loss recaptures of $0.6 million in the corresponding 2003 period.

Following is a discussion of the operating results of the Company’s Banking Operations and Mortgage Investment Operations segments, and its discontinued Loan Servicing Operations.

FIRST BANK OF BEVERLY HILLS, F.S.B.

Results of Operations

The following table compares income before taxes for FBBH for the quarters and nine-month periods ended September 30, 2004 and 2003.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
	(Dollars in thousands)
Interest income	$15,105	$10,202	$4,903	$41,301	$31,631	$9,670
Interest expense	6,553	5,343	1,210	18,432	17,210	1,222

Net interest income	8,552	4,859	3,693	22,869	14,421	8,448
Provision for (recapture of) loan losses	338	—	338	438	(750)	1,188

Net interest income after provision for (recapture of) loan losses	8,214	4,859	3,355	22,431	15,171	7,260
Realized gains on sales	113	249	(136)	386	249	137
Other income	392	205	187	1,461	470	991
Compensation and employee benefits expense	1,501	1,058	443	4,514	3,333	1,181
Other expenses	1,230	1,159	71	3,908	3,704	204

Income before taxes	$5,988	$3,096	$2,892	$15,856	$8,853	$7,003

Net Interest Income

The following table sets forth information regarding the Bank’s income from interest-earning assets and expenses from interest-bearing liabilities for the quarters ended September 30, 2004 and 2003 (dollars in thousands):

	Quarter Ended September 30, 2004			Quarter Ended September 30, 2003
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
Interest-Earning Assets:
Federal funds and short-term investments	$17,000	$65	1.49%	$24,421	$78	1.26%
Mortgage-backed and other securities	346,173	3,296	3.81%	235,204	1,932	3.29%
Loans(1)(2)	843,784	11,744	5.57%	503,432	8,192	6.51%

Total interest-earning assets	$1,206,957	$15,105	4.90%	$763,057	$10,202	5.23%

Interest-Bearing Liabilities:
Interest-bearing deposits	$644,462	$3,033	1.87%	$377,265	$2,574	2.71%
Borrowings	488,171	3,520	2.86%	311,937	2,769	3.52%

Total interest-bearing liabilities	$1,132,633	$6,553	2.30%	$689,202	$5,343	3.07%

Net interest income		$8,552			$4,859

Net interest spread			2.60%			2.16%

Net interest margin			2.81%			2.53%

(1)	It is the Bank’s policy to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.
(2)	Interest income on loans includes loan fees of $15 and $41, respectively, for the quarters ended September 30, 2004 and 2003.

The following table sets forth information regarding the Bank’s income from interest-earning assets and expenses from interest-bearing liabilities for the nine-month periods ended September 30, 2004 and 2003 (dollars in thousands):

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
Interest-Earning Assets:
Federal funds and short-term investments	$19,003	$176	1.22%	$17,824	$173	1.28%
Mortgage-backed and other securities	314,996	8,725	3.69%	249,241	7,076	3.79%
Loans(1)(2)	761,171	32,400	5.68%	491,722	24,382	6.61%

Total interest-earning assets	$1,095,170	$41,301	4.95%	$758,787	$31,631	5.50%

Interest-Bearing Liabilities:
Interest-bearing deposits	$610,764	$9,424	2.06%	$378,080	$8,563	3.03%
Borrowings	410,558	9,008	2.92%	307,527	8,647	3.76%

Total interest-bearing liabilities	$1,021,322	$18,432	2.40%	$685,607	$17,210	3.36%

Net interest income		$22,869			$14,421

Net interest spread			2.55%			2.14%

Net interest margin			2.78%			2.54%

(1)	It is the Bank’s policy to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.
(2)	Interest income on loans includes loan fees of $54 and $74, respectively, for the nine-month periods ended September 30, 2004 and 2003.

The Bank’s net interest income was $8.6 million for the quarter ended September 30, 2004, compared with $4.9 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, the Bank’s net interest income was $22.9 million, compared with $14.4 million for the nine months ended September 30, 2003.

The Bank’s net interest spread increased by 44 basis points, to 2.60%, for the quarter ended September 30, 2004, compared with 2.16% for the quarter ended September 30, 2003, and its net interest margin increased by 28 basis points, to 2.81% for the third quarter of 2004 compared with 2.53% for the third quarter of 2003. For the nine months ended September 30, 2004, the Bank’s net interest spread was 2.55%, a 41-basis point increase over the 2.14% net interest spread for the nine months ended September 30, 2003. Net interest margin increased by 24 basis points, to 2.78% for the first nine months of 2004 compared with 2.54% for the corresponding 2003 period.

The increase in net interest income for the 2004 periods was primarily attributable to the Bank’s significant loan originations and purchases in the first three quarters of 2004 and in late 2003, utilizing new deposits and low-cost borrowings as funding sources. In addition, the prevailing low-interest rate environment has continued to impact the Bank’s interest-bearing liabilities to a greater extent than its interest-earning assets, as indicated by the higher spreads and margins in the 2004 periods. The Bank’s overall cost of funds declined by 77 basis points from the third quarter of 2003 to the third quarter of 2004, and by 96 basis points from the nine-month period ended September 30, 2003 to the nine-month period ended September 30, 2004. In contrast, the Bank’s yield on its interest-earning assets declined by only 33 basis points and 55 basis points, respectively, from the quarter and nine months ended September 30, 2003 periods to the corresponding 2004 periods.

The Bank’s interest income on mortgage-backed and other investment securities was $3.3 million for the quarter ended September 30, 2004, compared with $1.9 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, interest on mortgage-backed and other investment securities was $8.7 million, compared with $7.1 million for the nine months ended September 30, 2003. The increases in the 2004 periods were due to an increase in the average investment balance, primarily as a result of the Bank’s purchases of $238.4 million of mortgage-backed and other investment securities during the first nine months of 2004. A second factor contributing to the increase in interest income for the third quarter was a 52-basis point increase in yield over the third quarter of 2003. As a result of the recent rise in market interest rates, the Bank’s yield for the current year to date was only 10 basis points lower than that for the first three quarters of 2003. The recent slight increases in market rates of interest also have resulted in a slowing of the prepayment rates on these securities in 2004 as compared with 2003.

The Bank’s interest income on loans was $11.7 million for the quarter ended September 30, 2004, compared with $8.2 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, interest income on loans totaled $32.4 million, compared with $24.4 million for the nine months ended September 30, 2003. The increases in the 2004 periods were due to increases in the average loan volume of $340.4 million from the third quarter of 2003 to the third quarter of 2004 and $269.4 million from the first nine months of 2003 to the first nine months of 2004, which more than offset the decline in yields from 2003 to 2004. The Bank originated and purchased a total of $363.1 million in new commercial and multi-family loans during the first nine months of 2004 and $112.9 million in the final quarter of 2003, primarily with funds generated with new brokered certificates of deposit and borrowings.

FBBH’s interest expense on deposits was $3.0 million for the quarter ended September 30, 2004, compared with $2.6 million for the quarter ended September 30, 2003. For the nine-month period ended September 30, 2004, interest expense on deposits was $9.4 million, compared with $8.6 million for the nine-month period ended September 30, 2003. The increases in the 2004 periods resulted from a significant increase in the average deposit balance, as the Bank raised new brokered certificates of deposit in late 2003 and in the first two quarters of 2004 to finance its loan originations and purchases. This higher average deposit volume in 2004 was partially offset by declines in cost of 84 basis points from the third quarter of 2003 to the third quarter of 2004, and 97 basis points from the nine-month period ended September 30, 2003 to the nine-month period ended September 30, 2004.

The Bank’s interest expense on borrowings for the quarter ended September 30, 2004 was $3.5 million, compared with $2.8 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, interest expense on borrowings totaled $9.0 million, compared with $8.6 million for the nine months ended September 30, 2003. The increases for the 2004 periods were due to a significant increase in the average balance of outstanding borrowings. Beginning in the second quarter of 2004, the Bank, after receiving a deposit of $52 million from BHBC representing primarily the gross proceeds from the sale of WCC, increasingly utilized advances from the Federal Home Loan Bank of San Francisco (FHLB) and repurchase agreements as its primary funding source in lieu of higher-costing certificates of deposit. In addition, in August 2004, the FHLB raised the Bank’s authorized borrowing limit from 35% to 40% of the Bank’s total assets as of the previous quarter-end. These increases in the average borrowing balance were partially offset by declines in the cost of borrowings of 66 basis points from the third quarter of 2003 to the third quarter of 2004, and 84 basis points from the nine months ended September 30, 2003 to the first nine months of 2004.

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

Pursuant to its quarterly evaluation of the adequacy of its loan loss reserves, the Bank recorded a provision for loan losses of $0.3 million in the third quarter of 2004, bringing the year-to-date total to $0.4 million. The Bank did not record a loan loss provision in the third quarter of 2003. For the nine months ended September 30, 2003, the Bank recaptured $0.75 million of loan loss reserves, primarily as a result of the sale of its performing mobile home loan portfolio in June 2003.

The credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses.

Realized Gains on Sales

The Bank realized a gain of $0.1 million on sales of $10.3 million in mortgage-backed securities in the third quarter of 2004. For the nine months ended September 30, 2004, the Bank’s realized gains totaled approximately $0.4 million on sales of $28.0 million of mortgage-backed securities.

The Bank’s realized gains totaled approximately $0.2 million for the quarter and nine months ended September 30, 2003, as a result of sales of $9.2 million of mortgage-backed securities.

Net gains on sales of securities are generated primarily in declining interest rate environments. Accordingly, gains or losses from sales of securities may fluctuate significantly from period to period, and the results in any period are not necessarily indicative of the results which may be attained in future periods.

Other Income

The Bank’s other income increased by $0.2 million from the third quarter of 2003 to the third quarter of 2004, and by approximately $1.0 million from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. The increase in the 2004 periods was due primarily to the transfer of the servicing duties on the Bank’s loan portfolio from WCC to the Bank beginning January 1, 2004. As a result, the Bank no longer pays a fee to WCC for servicing a majority of its loan portfolio.

Compensation and Employee Benefits Expense

The Bank’s compensation and employee benefits expense totaled $1.5 million for the third quarter of 2004, compared with $1.1 million for the third quarter of 2003. For the nine months ended September 30, 2004, compensation and employee benefits expense totaled $4.5 million, compared with $3.3 million for the nine months ended September 30, 2003. The increases in the 2004 periods were due primarily to an increase in incentive compensation, as a result of the high level of loan fundings and improved earnings in 2004 as compared with the prior year.

Other Expenses

The Bank’s other expenses increased by approximately $0.1 million from the third quarter of 2003 to the third quarter of 2004, and by $0.2 million from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. The Bank has incurred slightly higher professional fees in the current year-to-date period, primarily as a result of consulting fees incurred in connection with its conversion to an in-house loan servicing system. In most other expense categories, costs remained largely consistent from 2003 to 2004, reflecting the Bank’s efforts to control overhead.

Changes in Financial Condition – First Bank of Beverly Hills

Following are condensed statements of financial condition for FBBH as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$8,579	$15,535
Mortgage-backed securities available for sale, at fair value	342,338	223,450
Other investment securities available for sale, at fair value	11,884	22,086
Investment securities held to maturity, at amortized cost	9,645	9,607
Loans, net	870,564	610,890
Real estate owned	2,015	267
Other assets	33,717	24,351

Total assets	$1,278,742	$906,186

LIABILITIES:
Deposits	$595,862	$473,409
Short-term borrowings	115,000	88,000
FHLB advances	448,837	249,337
Other liabilities	12,211	14,540

Total liabilities	1,171,910	825,286

NET WORTH	106,832	80,900

Total liabilities and net worth	$1,278,742	$906,186

Mortgage-Backed and Other Securities Available for Sale.  During the nine months ended September 30, 2004, the Bank’s total portfolio of mortgage-backed securities (MBS) available for sale increased by $118.9 million, primarily as a result of $238.4 million in purchases of AAA-rated and agency MBS. These new purchases were partially offset by principal repayments of $99.2 million, though the rate of prepayments has slowed in 2004 compared with the prior year. The Bank sold $17.9 million of AAA-rated and agency MBS in the first three quarters of 2004, and recorded unrealized holding losses on its portfolio of $0.9 million, as a result of an increase in market rates of interest in the second and third quarters.

The Bank’s portfolio of other investment securities available for sale decreased by approximately $10.2 million during the nine months ended September 30, 2004. This decrease was due to the sale of $10.1 million of government agency securities and an increase unrealized holding losses of $0.1 million.

The following table sets forth the Bank’s holdings of mortgage-backed and other investment securities as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Available for sale:
Agency mortgage-backed securities	$155,478	$161,083
Asset-backed securities	186,860	62,367
Agency securities	—	10,184
Trust preferred securities	8,000	8,040
Mutual funds	3,884	3,862

Total available for sale	354,222	245,536
Held to maturity:
Agency securities	9,645	9,607

Total investment securities	$363,867	$255,143

The amortized cost and fair value of the Bank’s securities, by contractual maturity, are shown below as of September 30, 2004:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in five to ten years	$6,242	$6,359
Due after ten years	354,152	353,799
Mutual funds	3,750	3,884

Total	$364,144	$364,042

Loans, net.  The Bank’s portfolio of loans, net of discounts and allowances, increased by $259.7 million in the first nine months of 2004. The Bank originated $242.1 million of primarily commercial real estate loans and purchased an additional $121.0 million of primarily multi-family mortgage loans. These additions to the portfolio were partially offset by $100.7 million of principal repayments and $2.1 million of foreclosures during the year to date. Following is a summary of the Bank’s loan portfolio as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003

	(Dollars in thousands)
Real estate loans:
One to four units	$48,399	$71,031
Over four units	399,821	231,374
Commercial	425,798	311,457

Total real estate loans	874,018	613,862
Consumer and other loans	1,071	1,043

	875,089	614,905
Net premium and deferred fees	2,619	2,637
Allowance for loan losses	(7,144)	(6,652)

Loans, net	$870,564	$610,890

The following table summarizes the activity in the Bank’s allowance for loan losses for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Balance, beginning of period	$6,807	$6,652	$6,652	$7,826
Charge-offs	(3)	(14)	(19)	(467)
Recoveries	2	18	73	47
Provision for (recapture of) loan losses	338	—	438	(750)

Balance, end of period	$7,144	$6,656	$7,144	$6,656

The following table sets forth the delinquency status of the Bank’s loans as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Balance of delinquent loans:
31-60 days	$2,255	$2,326
61-90 days	744	123
91 days or more (1)	14,329	5,816

Total delinquent loans	$17,328	$8,265

Delinquent loans as a percentage of total loan portfolio:
31-60 days	0.3%	0.4%
61-90 days	0.1%	—
91 days or more (1)	1.6%	0.9%

Total	2.0%	1.3%

(1)	All loans delinquent more than 90 days were on nonaccrual status.

Real Estate Owned.  The Bank’s portfolio of real estate owned increased by approximately $1.7 million for the nine months ended September 30, 2004. This increase was due to approximately $2.1 million in new foreclosures, partially offset by $0.3 million in sales and write-downs of properties.

Deposits.  The Bank’s deposits increased by $122.5 million during the nine months ended September 30, 2004. The Bank raised a significant volume of new brokered certificates of deposit through April 2004 in order to finance its new loan originations. Beginning in the second quarter of 2004, the Bank, after receiving a deposit of $52 million from BHBC representing primarily the gross proceeds from the sale of WCC, permitted the run-off of its higher-rate certificates of deposit and increasingly utilized FHLB advances and repurchase agreements as its primary funding source. At September 30, 2004, BHBC held $41 million in demand deposits at the Bank. However, this deposit balance is eliminated in consolidation and thus is not reflected in deposits on the Company’s consolidated statements of financial condition.

Short-Term Borrowings.  The Bank’s short-term borrowings increased by $27.0 million during the nine months ended September 30, 2004. This increase was due to repurchase agreement renewals totaling $145.0 million, partially offset by $118.0 million in repayments. These borrowings are used primarily to finance the Bank’s purchases of mortgage-backed and other investment securities.

FHLB Advances.  The Bank’s FHLB advances increased by $199.5 million for the nine months ended September 30, 2004, as a result of $440.8 million in new advances, partially offset by maturities of $241.3 million. As discussed above, the Bank has utilized FHLB advances as the primary funding source for its asset acquisitions after receiving BHBC’s deposit of the proceeds from the sale of WCC. In August 2004, the FHLB raised the Bank’s authorized borrowing limit from 35% to 40% of the Bank’s total assets as of the previous quarter-end. The following table sets forth the Bank’s FHLB advances at the dates and for the periods indicated:

	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
	(Dollars in thousands)
Average amount outstanding during the period	$329,109	$223,424
Maximum month-end balance outstanding during the period	448,837	249,337
Weighted-average rate:
During the period	3.01%	4.05%
At end of period	2.83%	3.27%

Net Worth.  The Bank’s total net worth increased by approximately $25.9 million for the nine months ended September 30, 2004. This increase reflects the Bank’s year-to-date net income of $9.3 million and $17.1 million in capital contributions from BHBC. Approximately $9.6 million of this capital contribution was made through the forgiveness of a portion of the Bank’s income tax liability to BHBC, in accordance with a tax-sharing agreement between the Company and the Bank; the remaining $7.5 million contribution was in cash. These increases were partially offset by $0.4 million in net after-tax unrealized losses on the Bank’s portfolio of available-for-sale securities and hedging instruments.

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

The following table sets forth the Bank’s regulatory capital ratios at September 30, 2004.

Regulatory Capital Ratios

			Amount Required
	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk-Weighted Assets (Risk-Based Capital)	$111,047	11.9%	$74,952	8.0%	$93,690	10.0%
Tier 1 Capital to Risk-Weighted Assets	104,073	11.1%	Not Applicable		56,214	6.0%
Core Capital to Tangible Assets	104,073	8.2%	51,056	4.0%	63,821	5.0%
Tangible Capital to Tangible Assets	104,073	8.2%	19,146	1.5%	Not Applicable

Upon conversion to a state commercial bank charter, the Bank would be subject to the same capital requirements, and expects to continue to be in compliance with such requirements.

Liquidity and Capital Resources

Liquidity is the measurement of the Bank’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and make payments for general business purposes. The Bank’s sources of liquidity include wholesale and retail deposits, FHLB advances (up to 40% of the Bank’s total assets as of the previous quarter-end), repurchase agreements, whole loan and mortgage-backed securities sales, and net interest income. Liquidity in the Bank’s operations is actively managed on a daily basis and periodically reviewed by the Bank’s Board of Directors.

At September 30, 2004, the Bank’s cash balances totaled approximately $8.6 million, compared with $15.5 million at December 31, 2003. The decrease in cash was primarily due to new loan originations and purchases of loans and mortgage-backed securities, partially offset by new borrowings and an increase in deposits during the year to date.

At September 30, 2004, the Bank had approximately $471.5 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending September 30, 2005 and thereafter amounted to $364.5 million and $107.0 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Bank management continues its effort to reduce the Bank’s exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of the Bank’s interest-earning assets.

The Bank is party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents the Bank’s future financial obligations outstanding as of September 30, 2004:

	Payments due within time period at September 30, 2004
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$369,959	$91,909	$17,619	$—	$479,487
Short-term borrowings	86,885	31,026	—	—	117,911
Operating leases	712	1,403	1,143	2,238	5,496
FHLB advances	163,463	301,922	—	—	465,385

Total	$621,019	$426,260	$18,762	$2,238	$1,068,279

The expected obligations, with the exception of the operating leases, include anticipated interest accruals based on the current respective contractual terms.

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

MORTGAGE INVESTMENT OPERATIONS

We have conducted our Mortgage Investment Operations through WFC, our wholly owned investment subsidiary. Some of WFC’s activities have been conducted with a co-investor, which has participation interests in the returns generated by the assets that serve as collateral for the loans. The share of such activities held by this co-investor is reflected as “Investor participation interest” in the Company’s consolidated statements of operations. WFC is no longer engaged in the active acquisition of assets, and its current operations consist primarily of the management of its existing asset portfolio. We are currently evaluating our business options with respect to WFC’s asset portfolio.

Results of Operations

The following table compares WFC’s income before taxes for the quarters and nine-month periods ended September 30, 2004 and 2003.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
	(Dollars in thousands)
Interest income	$404	$623	$(219)	$1,457	$2,393	$(936)
Realized gains (losses)	7	(97)	104	55	(92)	147
Other loss, net	(49)	(248)	199	(272)	(481)	209

Total revenues	362	278	84	1,240	1,820	(580)

Interest expense	—	14	(14)	13	62	(49)
Provision for loan losses	—	78	(78)	114	158	(44)
Compensation and employee benefits expense	—	106	(106)	—	462	(462)
Other expenses	2	13	(11)	10	201	(191)

Total provisions and expenses	2	211	(209)	137	883	(746)

Income before taxes	$360	$67	$293	$1,103	$937	$166

Interest Income and Interest Expense

WFC’s interest income was $0.4 million for the third quarter of 2004, compared with $0.6 million for the third quarter of 2003. For the nine months ended September 30, 2004, interest income was approximately $1.5 million, compared with $2.4 million for the nine months ended September 30, 2003. The decreases in the 2004 periods were due primarily to a decline in interest on mortgage-backed securities as a result of runoff in WFC’s MBS portfolio, which has been triggered by prepayments on the loans underlying the securities. WFC records the receipt of such payments directly to interest income, as its portfolio of securities has been written down to an amortized cost of zero.

WFC did not incur interest expense for the quarter ended September 30, 2004 due to the repayment of its outstanding borrowing facility during the second quarter of 2004. WFC incurred year-to-date interest expense of $13 thousand on this facility prior to its repayment. Interest expense for the quarter and nine months ended September 30, 2003 was $14 thousand and $62 thousand, respectively.

Other Loss, Net

The components of WFC’s other loss are reflected in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Other loss:	(Dollars in thousands)
Real estate owned, net	$—	$(43)	$3	$(57)
Investor participation interest	(48)	(29)	(207)	(156)
Other, net	(1)	(176)	(68)	(268)

Total other loss	$(49)	$(248)	$(272)	$(481)

Other loss includes the co-investor’s share of certain investment activities conducted with WFC, which is reported as “Investor participation interest” expense in the above table.

Compensation and Employee Benefits Expense

WFC did not record compensation and employee benefits expense for the first three quarters of 2004. As part of the Company’s reallocation of operating expenses among its business segments in the second quarter of 2003, certain employees’ compensation was transferred to WCC from WFC. Those employees remained with WCC subsequent to its sale, and the Company will no longer incur their related compensation expense.

Other Expenses

WFC incurred minimal other operating expenses in the quarter and nine months ended September 30, 2004, compared with $13 thousand and $0.2 million, respectively, for the corresponding 2003 periods. The decrease was primarily due to the reallocation of certain assets and expense categories from WFC to the Company’s other business segments in the second quarter of 2003, and also reflects the ongoing curtailment of WFC’s operating activities.

Changes in Financial Condition – WFC Inc.

Following are WFC’s condensed statements of financial condition as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$—	$37
Mortgage-backed securities available for sale, at fair value	462	862
Discounted loans, net	2,937	3,817
Intercompany receivables	19,121	17,911
Other assets	184	627

Total assets	$22,704	$23,254

LIABILITIES:
Investment financing	$—	$681
Other liabilities	1,777	2,055

Total liabilities	1,777	2,736

NET WORTH	20,927	20,518

Total liabilities and net worth	$22,704	$23,254

Mortgage-Backed Securities Available for Sale.  WFC’s portfolio of mortgage-backed securities available for sale decreased by $0.4 million during the nine months ended September 30, 2004 as a result of a decline in the fair value of the securities. WFC received $0.8 million in principal and interest repayments in the current year on its mortgage-backed securities, which have been written down to an amortized cost of zero. Consequently, any payments received on these securities are recorded directly to interest income.

Discounted Loans, net.  WFC’s discounted loans, net decreased by approximately $0.9 million for the nine months ended September 30, 2004. This decrease resulted from $1.2 million of principal repayments and a loan loss provision of $0.1 million, partially offset by a purchase of $0.4 million of discounted loans.

Intercompany Receivables.  Intercompany receivables increased by approximately $1.2 million during the nine months ended September 30, 2004. This increase was primarily due to a transfer of funds from WFC to BHBC to meet the holding company’s operating costs.

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

HOLDING COMPANY AND MISCELLANEOUS OPERATIONS

Our Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to our Banking or Mortgage Investment Operations, and also include eliminations of intercompany accounts and transactions. Primary sources of liquidity include proceeds from the sale of WCC, proceeds from the July 2002 issuance of junior subordinated debt, and payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has limited the amount of these payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company. In 2003 the Bank remitted a total of $1.2 million to the Company for prior years’ tax liabilities under the foregoing formula. The table below summarizes the Holding Company’s future financial obligations with respect to the junior subordinated debentures as of September 30, 2004. The amounts include estimated interest accruals based on the contractual terms of the debentures. The amounts below assume that the debentures will be repaid in full at maturity in July 2032. However, commencing July 12, 2007, the debentures may be repaid in full or in part at par.

	Payments due within time period at September 30, 2004
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Junior subordinated notes payable	$1,179	$2,359	$2,359	$47,451	$53,348

DISCONTINUED OPERATIONS - LOAN SERVICING

The Company previously conducted Loan Servicing Operations through WCC, our loan servicing subsidiary which was formed pursuant to our June 10, 1999 reorganization. As discussed earlier, on April 30, 2004 we completed the sale of WCC to Merrill Lynch Mortgage Capital Inc.

The following table summarizes WCC’s income before taxes for the quarters and nine-month periods ended September 30, 2004 and 2003. The amounts for the nine months ended September 30, 2004 reflect activity only for the four-month period from January 1 through April 30, 2004.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
	(Dollars in thousands)
Servicing income	$—	$9,889	$(9,889)	$11,754	$25,700	$(13,946)
Other income	—	155	(155)	689	729	(40)

Total revenues	—	10,044	(10,044)	12,443	26,429	(13,986)

Interest expense	—	183	(183)	164	446	(282)
Provision for loan losses	—	—	—	49	—	49
Compensation and employee benefits expense	—	5,665	(5,665)	9,427	16,231	(6,804)
Other expenses	—	1,715	(1,715)	2,319	5,344	(3,025)

Total provisions and expenses	—	7,563	(7,563)	11,959	22,021	(10,062)

Income before taxes	$—	$2,481	$(2,481)	$484	$4,408	$(3,924)

As a result of WCC’s sale, its results of operations have been removed from the Company’s results from continuing operations on the accompanying Consolidated Statements of Operations, and have been presented separately in a single caption as “Income from operations of discontinued segment” for the periods presented.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-Q, are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including, but not limited to, those related to allowances for loan losses, other than temporary impairment in the market values of investment securities, realizability of deferred tax assets, and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements:

•    Mortgage-Backed and Other Investment Securities Available for Sale.    The Company’s mortgage-backed and other investment securities available for sale are reported at their current fair market value. In determining current fair value when quotes from third parties are not available, we estimate the present value of the anticipated cash flows of the securities based on certain assumptions, including the amount and timing of future repayments, the discount rate to be used, and default rates and expected losses on the loans underlying the securities. If the change in market value is considered temporary, the unrealized holding gains and losses are reported net of tax, when applicable, as a separate component of accumulated other comprehensive income in stockholders’ equity. In the event of a decline in market value, management must evaluate whether the decline is temporary in nature or other than temporary. In making this evaluation, management must consider certain factors, including (a) whether the Company has the ability and intent to hold the investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and (b) whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Declines that are considered other than temporary are reflected as “Market valuation losses and impairments” in the consolidated statements of operations and not as a direct reduction to stockholders’ equity. The Company’s portfolio of mortgage-backed and other investment securities available for sale has increased significantly over the past three years and, as of September 30, 2004, represented more than 25% of consolidated total assets. Consequently, fluctuations in the securities’ values can have a significant impact on our financial condition and results of operations.

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

The Bank uses its internal asset review system to evaluate its loan portfolio and to classify loans as pass, special mention, substandard, doubtful or loss. These terms correspond to varying degrees of risk that the loans will not be collected in part or in full. The frequency at which a specific loan is subjected to internal asset review depends on the type and size of the loan and the presence or absence of other risk factors, such as delinquency and changes in collateral values. The allowance for loan losses includes specific valuation allowances (“SVAs”) established for impaired loans and general valuation allowances (“GVAs”).

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

When our Mortgage Investment Operations acquire pools of discounted loans, we record an increase to the allowance for loan losses by allocating a portion of the purchase discount deemed to be associated with measurable credit risk. Amounts allocated to the allowance for loan losses from purchase discounts do not increase the provision for loan losses recorded in the statement of operations; rather they decrease the amounts of the purchase discounts that are accreted into the interest income over the lives of the loans. If, after the initial allocation of the purchase discount to the allowance for loan losses, management subsequently identifies the need for additional allowances against discounted loans, the additional allowances are established through charges to the provision for loan losses. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, previous loan loss experience, current economic conditions, volume, growth, and composition of the portfolio and other relevant factors. Actual losses may differ from management’s estimates.

•    Income Taxes.    At September 30, 2004 we had a total deferred tax asset of approximately $48.6 million. This asset represents the tax effect of future deductible or taxable amounts and is attributable to carryforwards, such as net operating losses and capital losses, and also to temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the Company’s income tax returns. In accounting for the deferred tax asset, we apply Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the expected utilization of our loss carryforwards on an annual basis and have recorded a valuation allowance of approximately $30.1 million. The net deferred tax asset, $18.5 million, is reported as an asset in our consolidated statement of financial condition as of September 30, 2004. We currently believe that it is more likely than not that this portion of the deferred tax asset will be realized. However, there can be no assurance that the amount, if any, that we ultimately realize will not differ materially from our assessment. As portions of the deferred tax asset are realized and the valuation allowance is reduced, the related benefits, to the extent they relate to our post-reorganizational period, are recorded as a deferred tax benefit in our consolidated statements of operations. As benefits relating to our pre-reorganizational period are realized, they are recorded as a direct increase to stockholders’ equity.

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

ALCO is authorized to utilize off-balance sheet financial techniques to assist in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the “notional amount”) for a specified period without the exchange of the underlying principal amount. The Bank has entered into a $35 million notional principal amount interest rate swap agreement, which became effective in December 2002 and matures in December 2004. Pursuant to the agreement, the Bank pays interest quarterly at a fixed rate of 2.22% and receives quarterly interest payments at the three-month LIBOR rate. As of September 30, 2004, the Bank received interest on the swap at the rate of 1.95%.

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

The following table quantifies the potential changes in the Company’s net portfolio value at September 30, 2004, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Assets
	$Amount	$ Change	% Change	NPV Ratio	Change
Change in Rates	(Dollars in thousands)
+300bp	$126,435	$(27,641)	(18)%	10.17%	(163	)bp
+200bp	137,642	(16,434)	(11)%	10.88%	(92	)bp
+100bp	147,055	(7,021)	(5)%	11.43%	(37	)bp
0bp	154,076	—	—%	11.80%	—
-100bp	154,895	819	—%	11.75%	(5	)bp
-200bp	149,165	(4,911)	(3)%	11.26%	(54	)bp
-300bp	141,711	(12,365)	(8)%	10.67%	(113	)bp

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

Evaluation of Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the individual serving as our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In the course of this evaluation, we identified certain concerns relating to incomplete or missing information with respect to certain of WFC’s loans. We are taking steps to resolve these issues and obtain complete information on these loans from the third party servicer, and also are evaluating our business options with respect to WFC’s portfolio. Based on the information known at this time, our CEO/CFO does not believe that these issues constitute a material weakness in internal controls. Our CEO/CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

Changes in internal controls

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is a defendant in legal actions arising from transactions conducted in the ordinary course of business. Some of these claims involve borrowers demanding material amounts for alleged damages. Management, after consultation with legal counsel, and based on prior experience with similar claims, believes the ultimate liability, if any, arising from such actions will not materially affect the Company’s financial position, consolidated results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

On July 22, 2004, at the annual stockholder meeting, the Company’s stockholders elected the following ten (10) persons to the Board of Directors of the Company: Larry B. Faigin, Howard Amster, Robert M. Deutschman, Stephen P. Glennon, Robert H. Kanner, Edmund M. Kaufman, Joseph W. Kiley III, William D. King, John J. Lannan and Daniel A. Markee.

The stockholders also voted 18,860,289 (for) to 17,747 (against), with 9,300 abstentions, to approve a proposed amendment to the Company’s Certificate of Incorporation to change the Company’s name to Beverly Hills Bancorp Inc.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

3.1	Certificate of Incorporation, as amended
31	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY HILLS BANCORP INC.

Date: November 12, 2004	By:	/s/ JOSEPH W. KILEY III
Joseph W. Kiley III Chief Executive Officer and Chief Financial Officer