Form 10-K
period 2004-12-31
BEVERLY HILLS BANCORP INC
filed 2005-03-16
CIK 1024321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $92,766,754.

As of March 1, 2005, 21,138,186 shares of Beverly Hills Bancorp Inc.’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

FORM 10-K

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Annual Report on Form 10-K which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include, but are not limited to, the condition of the real estate market, interest rates, regulatory matters, the availability of pools of loans at acceptable prices, and the availability and conditions of financing for loan pool acquisitions and other financial assets. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. Statements regarding policies and procedures are not intended, and should not be interpreted, to mean that such policies and procedures will not be amended, modified or repealed at any time in the future. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

PART I

ITEM 1. Business

General

The Company

Beverly Hills Bancorp Inc. (“BHBC” or the “Company”) is a financial holding company that conducts banking and lending operations in southern California and surrounding states through its wholly-owned subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”), and mortgage investment operations through its investment subsidiary, WFC Inc. (“WFC”). The Company was incorporated in 1996 and was known as Wilshire Financial Services Group Inc. (“WFSG”) until August 2004.

Sale of Wilshire Credit Corporation

Through April 2004, the Company was a diversified financial services company that also conducted loan servicing operations through a wholly-owned subsidiary, Wilshire Credit Corporation (“WCC”). On April 30, 2004, the Company completed the sale of WCC to Merrill Lynch Mortgage Capital Inc., a division of Merrill Lynch & Co., New York, NY, for net proceeds of $48.2 million, and realized a gain on the sale of $18.0 million before taxes.

Subsequent to the sale of WCC, the Company has operated principally as a unitary bank holding company. The Company has significantly curtailed, and in some cases discontinued, the operations of most of its non-bank subsidiaries (with the exception of its mortgage investment operations), and as a result, the operating results of the Company’s banking subsidiary, FBBH, comprise nearly the entire consolidated totals. Consequently, in August 2004 the Company elected to change its name to “Beverly Hills Bancorp Inc.,” which management believes is more reflective of the nature of the Company’s current and expected future operations.

The Company’s two defined operating segments differ in terms of regulatory environment, asset acquisition strategies and funding sources, as summarized below:

•	Banking Operations—The Company’s banking subsidiary, FBBH, conducts a banking business focused primarily on niche products, including commercial and multi-family real estate lending and investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. The primary sources of liquidity for the Bank’s purchases and originations are wholesale certificates of deposit, retail deposits, Federal Home Loan Bank (“FHLB”) advances and repurchase agreements. The Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision (“OTS”). The Bank has applied to the California Department of Financial Institutions for conversion to a state commercial bank charter. At December 31, 2004, FBBH had total assets of approximately $1.3 billion.

•	Mortgage Investment Operations—The Company’s mortgage investment subsidiary, WFC (formerly known as Wilshire Funding Corporation), has acquired mortgage-backed securities and pools of performing, sub-performing and non-performing residential and commercial loans. WFC conducts certain of these activities with an institutional investor where such investments aligned WFC’s interests with those of the institutional investor. WFC’s funding sources have consisted primarily of commercial bank financing and co-investors, with debt service repayment terms that generally parallel the cash flows of the underlying collateral.

The Company’s administrative headquarters are located at 23901 Calabasas Road, Suite 1050, Calabasas, California 91302, and its telephone number is (818) 223-8084. The Bank conducts its activities through its branch in Beverly Hills, California. As of December 31, 2004, the Company had 59 full-time and 2 part-time employees.

The Company maintains an internet web site at www.bhbc.com and makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other relevant information free of charge.

BANKING OPERATIONS

Business Strategy

The Bank has a “modified wholesale” banking strategy that includes commercial real estate lending funded by a mixture of borrowings, wholesale and retail deposits. The primary strategy for increasing the Bank’s lending volume is to be a premier relationship portfolio lender by providing rapid response and processing for commercial loan opportunities. The Bank’s business strategy focuses on the following principal business activities:

•	Commercial and Multi-Family Mortgage Lending

•	Retail Deposit Operation

•	Wholesale Deposit Funding

Commercial and Multi-Family Mortgage Lending

The Bank originates loans through four primary avenues: (1) directly with borrowers, (2) through its relationships with brokers, (3) participations with other banking institutions and (4) purchases through the secondary mortgage market. The Bank’s loan origination products consist of permanent commercial real estate loans to real estate investors for apartments, retail centers, office properties, industrial properties and similar projects. The Bank also purchases and participates in commercial loans originated by other lenders. The Bank’s target customers for its commercial lending are primarily borrowers and developers who are engaged in managing, improving and maintaining commercial and multi-family properties, and whose primary source of income is their portfolio of real properties.

Retail Deposit Operation

The current Beverly Hills branch office was acquired in June 2000. As of December 31, 2004, the branch serviced $253.6 million in retail deposits and more than 3,700 accounts. The Beverly Hills branch gathers deposits (historically time certificates of deposit) from the surrounding community. In 2002, the branch expanded its product line in order to attract more stable transactional accounts. As of December 31, 2004, total transactional deposits exceeded $155 million, as compared with the January 2002 figure of $30.5 million.

The Bank is constructing a second branch at its corporate headquarters in Calabasas, California, which is scheduled to open in March 2005. The deposit gathering strategy employed at the Beverly Hills branch will be duplicated at the new branch. The Bank believes that the Calabasas deposit market is substantial and currently is penetrated only by three large institutions, and thus lacks the presence of a community bank.

Wholesale Deposit Funding

A primary source of liquidity for the Bank’s loan originations and acquisitions is wholesale certificates of deposit, which the Bank acquires from the national market through successful operation of its money desk. Wholesale deposit funding is a function of setting and advertising the Bank’s deposit interest rates with trust departments and institutional investment fund managers. The wholesale deposit marketplace (primarily certificates of deposit) consists of the following three sources of funds: (1) indirect deposits placed by independent brokers; (2) direct wholesale deposits received from credit unions, savings associations, trust departments of banks, pension funds, insurance companies and government agencies; and (3) Depository Trust Corporation brokered deposits, which consist of retail deposits which have been pooled into large blocks by Wall Street firms and regional brokerage houses. The Bank uses all of these sources, depending on its funding and liquidity needs.

Under FDIC regulations, FDIC-insured institutions that are not “well-capitalized” under the prompt corrective action rules may not accept brokered deposits without the prior approval of the FDIC. In addition, the Bank believes that if it is not “adequately capitalized” it would have greater difficulty in obtaining certificates of deposit through its money desk or deposit brokers and may have to pay higher rates to continue to attract those deposits. Accordingly, the failure of the Bank to remain well-capitalized or adequately capitalized could have a material adverse affect on the Bank.

Competition

The Bank’s peer group consists of approximately seven other local and regional thrifts that focus on smaller loan transactions, primarily in the $1-10 million range, with most originations less than $5 million. Some banks offer construction loans that have higher pricing and greater margins due to the inherent risks in these products. The Bank primarily competes directly with those portfolio lenders that focus on stabilized income producing property loans. Recent acquisitions in the banking industry have reduced the number of financial institutions serving the Bank’s target deposit customers, and as a result, few independent banks remain in western Los Angeles County. The Bank believes that the super-regional financial institutions do not adequately service the customers who comprise the Bank’s target market, and that the smaller regional banks are better able to provide quality service through closer customer relationships and more rapid response to commercial loan opportunities.

Origination and Acquisition of Mortgage Loans

The Bank originates and acquires high-quality first-mortgage loans secured by multi-family residential and commercial properties. The following table sets forth the composition of the Bank’s portfolio of loans by type of loan at the dates indicated.

Composition of FBBH Loans

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Single-family residential	$44,569	$71,031	$119,539	$220,875	$225,091
Multi-family residential	412,074	231,374	171,974	151,030	156,647
Commercial real estate	462,961	311,457	194,423	152,059	178,205
Consumer and other	992	1,043	5,896	6,936	9,889

Loan portfolio principal balance	920,596	614,905	491,832	530,900	569,832
Premium and deferred fees	2,064	2,637	2,815	3,554	2,658
Allowance for loan losses (1)	(7,213)	(6,652)	(7,826)	(8,116)	(10,233)

Total Loan Portfolio, net	$915,447	$610,890	$486,821	$526,338	$562,257

(1)	For discussion of the allowance for loan losses allocation for purchase discount, see “Asset Quality —Allowance for Loan Losses”

The real properties which secure the Bank’s mortgage loans are located throughout the United States. At December 31, 2004, the state with the greatest concentration of properties securing the loans was California, in which the Bank held $565.3 million principal amount of loans, or approximately 61% of the Bank’s total portfolio.

The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loans based on their contractual terms to maturity and includes scheduled payments but not potential prepayments, as well as the dollar amount of those loans which have fixed or adjustable interest rates. Loan balances have not been adjusted for unamortized discounts or premiums, deferred loan fees and the allowance for loan losses.

Maturity of FBBH Loans

	Maturing in
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
	(Dollars in thousands)
Single family residential	$23	$142	$1,997	$42,407	$44,569
Multi-family residential	7,563	30,171	122,119	252,221	412,074
Commercial real estate	10,184	41,910	359,182	51,685	462,961
Consumer and other loans	26	655	137	174	992
Interest rate terms on amounts due:
Fixed	1,294	46,013	30,396	20,809	98,512
Adjustable (1)	16,502	26,865	453,039	325,678	822,084

(1)	Includes 3-year and 5-year fixed-rate loans which automatically convert to 6-month adjustable-rate mortgage loans.

Scheduled contractual principal repayments do not reflect the actual maturities of mortgage loans because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses. The average life of mortgage loans, particularly fixed-rate loans, tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are substantially lower than rates on existing mortgages. Throughout the past three years, the average lives of both fixed and adjustable-rate loans have shortened significantly, as a result of rapid prepayments triggered by the continuing low interest-rate environment. However, a substantial number of loans in the Bank’s portfolio have prepayment penalties, which tend to slow the repayment rate and provide additional fee income to the Bank in the event of early repayment.

Acquisition of Securities

The Bank invests in securities to earn positive net interest spread. The following table sets forth the Bank’s holdings of mortgage-backed and other securities as of the dates indicated:

Mortgage-Backed and Other Securities

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Available for sale, at fair value:
AAA mortgage-backed securities	$166,339	$62,160	$48,320
GSE mortgage-backed securities	140,777	161,083	211,082
Other mortgage-backed securities	—	207	305
Agency debt securities	—	10,184	—
Trust preferred securities	8,000	8,040	8,020
Mutual funds	5,819	5,862	3,942
Held to maturity, at amortized cost:
Agency securities (fair value of $9,795)	9,657	9,607	—

Total investment securities	$330,592	$257,143	$271,669

The amortized cost and fair value of the Bank’s securities, by contractual maturity, are shown below as of December 31, 2004:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in five to ten years	$5,845	$5,872
Due after ten years	320,686	319,039
Mutual funds	5,750	5,819

Total	$332,281	$330,730

The following tables show the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2004
GSE mortgage-backed securities	$88,695	$745	$—	$—	$88,695	$745
AAA and other mortgage-backed securities	136,404	1,379	3,616	89	140,020	1,468
Mutual funds	1,946	54	—	—	1,946	54

Total	$227,045	$2,178	$3,616	$89	$230,661	$2,267

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2003
GSE mortgage-backed securities	$29,024	$166	$—	$—	$29,024	$166
AAA and other mortgage-backed securities	23,477	583	—	—	23,477	583

Total	$52,501	$749	$—	$—	$52,501	$749

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2004, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2004, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated statement of operations.

Funding Sources

The Bank’s principal funding sources consist of (1) checking, savings and certificate of deposit accounts generated through its retail branch in Beverly Hills, California (“Retail Deposits”); (2) certificates of deposit generated through the Bank’s money desk (“Wholesale Deposits”); (3) certificates of deposit generated through independent brokers (“Brokered Deposits”); (4) borrowings from the Federal Home Loan Bank of San Francisco (“FHLB advances”); and (5) repurchase agreements and short-term borrowings with major investment banks. The Bank’s FHLB advances and repurchase agreements are secured by certain interest-earning assets. The Bank’s deposits generally are not collateralized, with the exception of approximately $40 million of public fund certificates of deposit from the State of California, which are secured by mortgage-backed securities.

FBBH accumulates deposits through its Beverly Hills branch, local media advertising, and by participating in deposit rate surveys. The Bank competes for deposits to a large extent on the basis of rates and, therefore, could experience difficulties in attracting deposits if it could not continue to offer deposit rates at levels competitive with those of other banks and savings institutions.

The following table sets forth information relating to the Bank’s deposits, borrowings and other interest-bearing obligations at the dates indicated.

Deposits, Borrowings and Interest-Bearing Obligations

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Deposits	$580,085	$473,409	$395,781
Repurchase agreements	120,000	88,000	91,870
FHLB advances	474,837	249,337	216,000

Total	$1,174,922	$810,746	$703,651

Deposits.    The following table sets forth information relating to the Bank’s deposits at the dates indicated.

	December 31,
	2004		2003		2002
	Amount	Avg. Rate	Amount	Avg. Rate	Amount	Avg. Rate
	(Dollars in thousands)
Noninterest-bearing deposit accounts	$42,597	0.00%	$4,175	0.00%	$3,659	0.00%
NOW and money market accounts	111,761	2.09	65,500	1.72	43,044	1.98
Savings accounts	2,940	1.05	2,319	1.07	1,746	1.98
Certificates of deposit	422,787	2.27	401,415	2.45	347,332	3.52

Total deposits	$580,085	2.06%	$473,409	2.32%	$395,781	3.32%

As a percentage of the Bank’s total deposits at December 31, 2004, Wholesale Deposits account for 15%, Brokered Deposits account for 41% and Retail Deposits account for 44%. Generally, the Bank obtains Wholesale Deposits on terms more financially attractive than those obtainable through Brokered Deposits. The Bank’s deposits at December 31, 2004 included a total of $38.1 million in demand deposits held by BHBC and WFC. Those deposits are eliminated in consolidation and are not reflected in total deposits on the Company’s consolidated statements of financial condition.

The following table sets forth, by various interest rate categories, the Bank’s certificates of deposit at December 31, 2004.

Interest Rates for Certificates of Deposit

December 31, 2004
(Dollars in thousands)
2.50% or less	$303,287
2.51-3.50%	115,099
3.51-4.50%	2,813
4.51-5.50%	197
5.51% or greater	1,391

Total	$422,787

The following table sets forth the amount and maturities of the Bank’s certificates of deposit at December 31, 2004.

Maturities of Certificates of Deposit

	Original Maturity in Months
	12 or Less	Over 12 to 36	Over 36
	(Dollars in thousands)
Balances maturing in 3 months or less	$109,679	$13,627	$496
Weighted average rate	1.80%	3.12%	6.13%
Balances maturing in over 3 months to 12 months	$167,381	$50,878	$998
Weighted average rate	2.41%	1.91%	6.91%
Balances maturing in over 12 months to 36 months	—	$61,956	$7,945
Weighted average rate	—	2.53%	2.80%
Balances maturing in over 36 months	—	—	$9,827
Weighted average rate	—	—	3.35%

At December 31, 2004, the Bank had outstanding an aggregate of approximately $323.4 million of certificates of deposit in face amounts equal to or greater than $100,000 maturing as follows: approximately $95.0 million within three months, approximately $70.1 million over three months through six months, approximately $92.3 million over six months through 12 months, and approximately $66.0 million thereafter.

FHLB Advances.    The Bank obtains FHLB advances based on the security of certain of its assets, provided FBBH has met certain standards related to its creditworthiness. FHLB advances are available to member financial institutions such as FBBH for investment and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs (each of which has its own interest rate, which may be fixed or adjustable). FBBH is currently authorized to obtain FHLB advances in amounts up to 40% of total assets measured as of each previous quarter-end and for terms of up to 10 years.

The following table sets forth the Bank’s FHLB advances at and for the years ended December 31, 2004, 2003, and 2002:

	At or for the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
FHLB Advances:
Average amount outstanding during the period	$361,249	$223,424	$189,923
Maximum month-end balance outstanding during the period	474,837	249,337	216,000
Weighted average rate:
During the period	2.95%	4.05%	5.23%
At end of period	2.75%	3.27%	4.66%

As of December 31, 2004, the Bank had $189.0 million of FHLB advances maturing within one year, $249.5 million maturing between one and two years, and $36.3 million maturing between two and three years. These advances are secured by mortgage-backed securities and loans.

Repurchase Agreements and Short-Term Borrowings.    The Bank has outstanding repurchase agreements that provide immediate liquidity and financing for purchases of investment securities and pools of loans. The following table sets forth certain information related to the Bank’s repurchase agreements and short-term borrowings as of December 31, 2004, 2003 and 2002.

	At or for the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Repurchase Agreements and Short-Term Borrowings:
Average amount outstanding during the period	$89,951	$89,162	$55,651
Maximum month-end balance outstanding during the period	120,000	95,433	91,870
Weighted average rate:
During the period	2.26%	2.04%	2.43%
At end of period	2.74%	1.96%	2.16%

As of December 31, 2004, the Bank had $90.0 million of repurchase agreements maturing within one year and $30.0 million maturing between one and two years.

Asset Quality – Banking Operations

The Bank is exposed to certain credit risks related to the value of the collateral that secures its loans and the ability and willingness of borrowers to repay their loans. The Bank closely monitors its pools of loans and foreclosed real estate for potential problems on a periodic basis.

Non-Performing Loans.    It is the Bank’s policy to place loans on non-accrual status when they are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

Foreclosed Real Estate.    The Bank carries its holdings of foreclosed real estate at the lower of the net carrying value of the underlying loan or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Declines in values of foreclosed real estate subsequent to acquisition are charged to income and recognized as a provision for losses. The following table sets forth the aggregate carrying value of the Bank’s holdings of foreclosed real estate (by source of acquisition) at the dates indicated.

Bank Foreclosed Real Estate by Loan Type

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loans:
Single-family residential	$1,953	$281	$1,002	$246	$648
Multi-family residential	—	—	—	—	32
Commercial real estate	21	—	38	183	110

Total	1,974	281	1,040	429	790
Allowance for losses	(205)	(14)	—	—	(11)

Foreclosed real estate owned, net	$1,769	$267	$1,040	$429	$779

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

SVAs are in most cases equal to the excess of the unpaid principal balance over the fair value of the collateral for all impaired loans. GVAs are based on quantitative factors that are updated each quarter, and represent the average of the Bank’s loss migration factors and benchmark factors. In calculating the allowance, qualitative factors are subject to management’s evaluation after consideration of certain credit risk characteristics. These factors include, but are not limited to, the following: the Bank’s historical and recent loss experience in its portfolios; the volume, severity and trend of non-performing assets; the extent to which refinances or loan modifications are made to maintain loans in a current status; known deterioration in credit concentrations or certain classes of loans; loan to value ratios of real estate secured loans; risks associated with specific types of collateral; the quality and effectiveness of the lending policy, loan purchase policy, internal asset review policy, charge-off, collection and recovery policies; current and anticipated conditions in the general and local economies which might affect the collectibility of the institution’s asset; anticipated changes in the composition or volume of the loan portfolio; and reasonableness standards in accordance with regulatory agency policies. The evaluation of the inherent loss with respect to these factors is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. Management currently intends to maintain an unallocated allowance in the range of 3% to 6% of the total estimated allowance for loan losses, due to the inherent risk associated with the imprecision in estimating the allowance.

To assess the adequacy of the Bank’s allowance for loan losses, the portfolio is segmented into three components: impaired loans, homogeneous loans, and non-homogeneous loans.

■    Impaired loans have been defined as all loan types classified either substandard, doubtful, or loss (including loans which may have been upgraded but which are troubled debt restructurings). SVAs are measured on a loan-by-loan basis utilizing either the discounted cash flow or fair market value approaches, as defined under the accounting standards for impaired loans.

■    Homogeneous loans have been defined as loans secured by one to four single-family residences, mobile home loans, and consumer loans, and are analyzed by their respective loan group. GVA loss estimates are measured utilizing the average of loss migration factors and peer benchmark factors for homogeneous pools.

■    Non-homogeneous loans include the following loan types: multifamily, commercial real estate, “bridge” loans, construction loans, and commercial unsecured. The non-homogeneous loans are analyzed individually. GVA loss estimates are developed based upon risk rating utilizing migration analysis, which considers the impact of losses on a loan-by-loan basis. A loss horizon of four years has been developed with the objective of achieving loss data to capture a full business cycle.

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

The following table sets forth information with respect to the Bank’s allowance for loan losses by category of loan.

Allowance for Loan Losses by Loan Category

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Allowance for loan losses:
Real estate	$6,845	$6,675	$6,861	$6,912	$8,845
Non-real estate	20	77	825	1,060	961
Discounted loans	—	—	140	144	427
Unallocated	348	—	—	—	—

Total allowance for loan losses	$7,213	$6,652	$7,826	$8,116	$10,233

Percentage of loans in each category to total loans:
Real estate	94.9%	99.8%	98.7%	98.6%	98.1%
Non-real estate	0.3	0.2	1.2	1.3	1.7
Discounted loans	—	—	0.1	0.1	0.2
Unallocated	4.8	—	—	—	—

Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the activity in the allowance for loan losses during the periods indicated.

Activity in the Allowance for Loan Losses

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance, beginning of period	$6,652	$7,826	$8,116	$10,233	$18,600
Allocation of purchased loan discount:
at disposition	—	—	—	—	(1,150)
Charge-offs	(26)	(492)	(474)	(894)	(1,794)
Recoveries	149	68	184	507	377
Provision for (recapture of) loan losses	438	(750)	—	(1,730)	(5,800)

Balance, end of period	$7,213	$6,652	$7,826	$8,116	$10,233

The table below sets forth the delinquency status of the Bank’s loans at the dates indicated.

Delinquency Experience for Loans

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance of delinquent loans:
31-60 days	$2,364	$2,326	$2,269	$1,788	$13,487
61-90 days	902	123	1,052	836	920
91 days or more (1)	4,535	5,816	4,043	7,570	4,452

Total loans delinquent	$7,801	$8,265	$7,364	$10,194	$18,859

Delinquent loans as a percentage of total loan portfolio:
31-60 days	0.2%	0.4%	0.5%	0.3%	2.4%
61-90 days	0.1	—	0.2	0.2	0.1
91 days or more (1)	0.5	0.9	0.8	1.4	0.8

Total	0.8%	1.3%	1.5%	1.9%	3.3%

(1)	All loans delinquent over 90 days are on nonaccrual status.

MORTGAGE INVESTMENT OPERATIONS

The Company’s Mortgage Investment Operations have been conducted by WFC, a wholly-owned investment subsidiary formed in 1996. WFC has acquired mortgage-backed securities and pools of performing, sub-performing and non-performing residential and commercial loans. WFC conducts certain of these activities with an institutional investor where such investments align the Company’s interests with those of the institutional investor.

Loan pools acquired by the Company’s Mortgage Investment Operations consist primarily of discounted loans. At December 31, 2004, WFC held approximately $2.4 million of such loans and continues to pursue collection.

The following table sets forth the composition of discounted loans held by WFC by type of loan at the dates indicated.

Composition of Discounted Loans (1)

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Single-family residential	$2,668	$2,229	$3,025	$6,172	$4,938
Multi-family residential	—	1	238	1,142	634
Commercial real estate	2,562	817	980	1,582	3,464
Consumer and other (2)	692	33,031	41,954	45,762	211,096

Discounted loans principal balance	5,922	36,078	46,197	54,658	220,132
Unaccreted discount and deferred fees	(56)	(220)	(393)	(1,018)	(1,580)
Allowance for loan losses (2) (3)	(3,506)	(32,041)	(39,975)	(42,070)	(210,870)

Total Discounted loans, net (4)	$2,360	$3,817	$5,829	$11,570	$7,682

(1)	Prior to 1999, the Company purchased pools of non-performing loans at prices representing a significant discount from the loans’ unpaid balances. The Company fully reserved for estimated losses on these discounted loans at the time of their acquisition.

(2)	In December 2004, WFC sold $24 million unpaid principal balance of discounted loans. In 2001, WFC charged off $166 million in unpaid principal balance of fully-reserved discounted loans.
(3)	For discussion of the allowance for loan losses allocation for purchase discount, see “Asset Quality —Allowance for Loan Losses.”
(4)	The real properties that secure WFC’s discounted loans are located throughout the United States. At December 31, 2004, the five states with the greatest concentration of properties securing discounted loans were Oregon, California, Florida, Texas and Georgia, in which WFC held $2.6 million, $0.7 million, $0.3 million, $0.3 million and $0.3 million principal amount of loans, respectively.

The carrying value of WFC’s subordinated mortgage-backed securities at December 31, 2004, 2003 and 2002 totaled $0.3 million, $0.9 million and $1.8 million, respectively. The related short-term repurchase agreement which financed these securities has been repaid in full.

WFC’s funding sources consist primarily of borrowings with a co-investor and commercial bank financing. The contractual repayment terms of these debt facilities generally parallel the cash flows of the assets serving as collateral.

Asset Quality – Mortgage Investment Operations

WFC is exposed to certain credit risks related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. The Company monitors its pools of loans and foreclosed real estate for potential problems on a periodic basis.

Non-Performing Loans.    It is the Company’s policy to place loans on non-accrual status when they are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

Foreclosed Real Estate.    WFC carries its holdings of foreclosed real estate at the lower of cost or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Declines in values of foreclosed real estate subsequent to acquisition are charged to income and recognized as a valuation allowance. Subsequent increases in the valuation of real estate owned are reflected as a reduction in the valuation allowance, but not below zero, and credited to income. The following table sets forth the aggregate carrying value of WFC’s holdings of foreclosed real estate, by source of acquisition, at the dates indicated.

WFC Foreclosed Real Estate by Loan Type

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loans:
Single-family residential	$—	$—	$28	$357	$429
Multi-family residential	—	—	—	118	53
Commercial and other mortgage loans	—	52	116	101	554

Total	—	52	144	576	1,036
Valuation allowance for losses	—	(52)	(83)	(328)	(143)

Foreclosed real estate owned, net	$—	$—	$61	$248	$893

Allowance for Loan Losses.    WFC maintains an allowance for loan losses at a level believed adequate by management to absorb estimated incurred losses in the loan portfolios. The allowance is increased by provisions for loan losses charged against operations, recoveries of previously charged-off loans, and allocations of discounts on purchased loans, and is decreased by loan charge-offs. Loans are charged off when they are deemed to be uncollectible.

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

DISCONTINUED OPERATIONS — LOAN SERVICING

From its formation in 1999 until April 2004, WCC conducted the Company’s Loan Servicing Operations. WCC provided a variety of loan portfolio management services, including billing, portfolio administration and collection services for pools of loans. As of April 2004, WCC serviced over $6 billion principal balance of loans for more than 500 individual and institutional investors and government agencies.

As discussed previously, on April 30, 2004 the Company completed the sale of WCC to Merrill Lynch Mortgage Capital Inc. Accordingly, the assets and liabilities of WCC have been combined and presented in single line-items on the Company’s consolidated statements of financial condition. In addition, WCC’s operating results, and the gain on the sale of WCC, have been removed from the Company’s results from continuing operations on the Consolidated Statements of Operations, and have been presented separately in a single caption as “Income from discontinued operations.”

From May 31, 1999 through September 30, 2002, WCC was a majority-owned (50.01%) subsidiary of the Company. In October 2002, pursuant to a litigation settlement, the Company purchased the 49.99% minority interest in WCC, and owned 100% of the subsidiary until its sale. The 49.99% interest not held by the Company is reflected as “minority interest” in the Company’s consolidated financial statements for the periods prior to the purchase.

ITEM 2. Properties

The Company’s and the Bank’s headquarters are located in Calabasas, California, where the Bank leases approximately 16,500 square feet of office space pursuant to a lease agreement expiring in August 2014. The Bank leases its branch office in Beverly Hills, California pursuant to a lease expiring September 30, 2008. The Bank currently is in the process of constructing a second branch adjacent to its Calabasas offices. This new branch is expected to open in March 2005.

The Company believes that its facilities are suitable and adequate for its present business purposes and for the foreseeable future.

ITEM 3. Legal Proceedings

Effective in December 2004, the Bank reached a settlement in the bankruptcy of Commercial Loan Corporation (“CLC”) in connection with a lawsuit filed by the Bank against CLC and others regarding a $10.5 million loan portfolio which the Bank purchased from CLC in 2003. As a result of the settlement, the CLC bankruptcy trustee in December 2004 released to the Bank $0.4 million of previously escrowed interest payments made on the loans in this portfolio, and the Bank has assumed the servicing of the loans. Accordingly, these loans have been reclassified as performing assets, and the Bank has recorded previously unrecognized interest income of $0.4 million. The impact of this settlement has been reflected in the Company’s financial results as of and for the year ended December 31, 2004.

On May 13, 2002, the Company entered into an agreement to resolve all issues with all of the plaintiffs in litigation arising from the financial collapse of Capital Consultants LLC (“CCL”). All of the parties involved have completed their obligations under the settlement agreement, and this litigation was dismissed in February 2005. The execution of the settlement agreement does not affect BHBC’s complete denial of all such claims. In 2002, the Company recorded a $3.6 million provision for estimated expenses and losses in connection with the settlement, $0.6 million in related charges, and approximately $0.55 million in legal fees and expenses, net of insurance reimbursement, associated with finalizing and implementing this settlement. The settlement is expected to eliminate most of the Company’s future costs arising from the financial collapse of CCL. However, the Company expects to incur additional expenses in connection with legal costs for a prior officer arising from the events that gave rise to the litigation. Such expenses totaled $0.9 million, $2.5 million and $1.7 million, respectively, for the years ended December 31, 2004, 2003 and 2002. The Company expects these costs to continue to decline in future periods.

In June 2004, a former officer of the Company, pursuant to a plea bargain, pleaded guilty to two felony counts in connection with certain criminal proceedings against him arising out of the financial collapse of CCL. As part of this plea bargain, the former officer agreed to pay restitution in the amount of $2 million. The former officer has made a claim against the Company for this amount, asserting that he is entitled to indemnification under Delaware law. The Company disagrees with this assertion and intends to contest the claim vigorously.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, par value $0.01 per share (the “Common Stock”) commenced trading on the Nasdaq National Market on March 10, 2004, and is listed under the symbol “BHBC.” Previously, from August 13, 2003 to March 9, 2004, the Common Stock was traded on the Nasdaq SmallCap Market, and prior to August 13, 2003, the Common Stock was traded over-the-counter. At March 1, 2005, there were 64 record holders of the Company’s Common Stock in street name.

The following table sets forth the range of high and low sales prices of the Common Stock and the cash dividends declared per share for the periods indicated:

	Sales Prices		Dividends Declared
Period	High	Low
Year ended December 31, 2004:
Fourth Quarter	$10.40	$9.56	$0.125
Third Quarter	$10.65	$9.00	$0.125
Second Quarter	$10.20	$8.72	$0.125
First Quarter	$9.78	$5.88	$—

Year ended December 31, 2003:
Fourth Quarter	$6.05	$4.67	$—
Third Quarter	$4.87	$4.07	$—
Second Quarter	$4.11	$3.73	$—
First Quarter	$3.85	$3.25	$—

In the second quarter of 2004 the Company initiated a regular quarterly dividend of $0.125 per share, or $0.50 annually. The Company did not pay any dividends prior to June 2004.

The following table presents information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2004, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	520,840	$2.38	1,133,505
Equity compensation plans not approved by security holders	—	—	—

Total	520,840	$2.38	1,133,505

ITEM 6. Selected Financial Data

The following tables present selected financial information for the Company at the dates and for the periods indicated. The historical statements of operations and financial condition data for the five years presented have been derived from the audited consolidated financial statements of the Company. The financial data related to WCC in the Statements of Operations are presented separately under the caption “Discontinued operations.”

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per-share amounts)
Statements of Operations Data:
Total interest income	$59,769	$45,536	$52,715	$56,429	$54,019
Total interest expense	26,494	23,685	28,622	34,910	35,141

Net interest income	33,275	21,851	24,093	21,519	18,878
Provision for (recapture of) loan losses	351	(539)	255	(1,801)	(4,027)

Net interest income after provision for (recapture of) loan losses	32,924	22,390	23,838	23,320	22,905
Other income (loss)	1,232	(136)	(1,603)	8,111	11,000
Other expenses	15,739	16,323	20,817	22,172	25,525

Income from continuing operations before income tax provision	18,417	5,931	1,418	9,259	8,380
Income tax provision	3,863	2,539	534	3,000	3,756

Income from continuing operations	14,554	3,392	884	6,259	4,624
Discontinued operations:
Income (loss) from operations of discontinued segment (including gain on sale of $18,002 in 2004)	18,486	5,726	1,955	(1,294)	(2,406)
Minority interest in discontinued segment	—	—	(686)	647	1,203
Income tax provision	7,463	2,231	191	—	—

Income (loss) from discontinued operations	11,023	3,495	1,078	(647)	(1,203)

Net income	$25,577	$6,887	$1,962	$5,612	$3,421

Earnings (loss) per share – Basic:
Income from continuing operations	$0.70	$0.18	$0.05	$0.31	$0.23
Discontinued operations	0.53	0.19	0.06	(0.03)	(0.06)

Net income	$1.23	$0.37	$0.11	$0.28	$0.17

Earnings (loss) per share – Diluted:
Income from continuing operations	$0.68	$0.17	$0.04	$0.30	$0.23
Discontinued operations	0.52	0.17	0.06	(0.03)	(0.06)

Net income	$1.20	$0.34	$0.10	$0.27	$0.17

	As of December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per-share amounts)
Financial Condition Data:
Cash and cash equivalents	$15,526	$16,739	$15,981	$39,393	$8,551
Portfolio assets:
Mortgage-backed and other investment securities	330,937	258,005	273,497	127,540	54,138
Loans, net	915,383	610,807	486,667	526,070	561,876
Discounted loans, net	2,360	3,817	5,829	11,570	7,682
Real estate owned, net	1,769	267	1,101	678	1,673

Total portfolio assets	1,250,449	872,896	767,094	665,858	625,369
Total assets	1,338,887	975,282	843,588	771,153	697,163
Deposits (1)	541,960	473,409	395,781	439,469	435,073
Repurchase agreements	120,000	88,000	91,870	—	5,623
FHLB advances	474,837	249,337	216,000	189,500	132,000
Long-term investment financing	—	681	2,133	9,689	—
Junior subordinated notes payable to trust	20,619	20,619	—	—	—
Trust preferred securities	—	—	20,000	—	—
Stockholders’ equity	170,139	125,483	100,023	91,987	87,162

	Year Ended December 31,
	2004	2003	2002	2001	2000
Financial Ratios and Other Data:
Return on average assets	2.12%	0.80%	0.24%	0.75%	0.50%
Return on average equity	18.49%	6.55%	2.05%	6.14%	4.10%
Average interest yield on total loans and discounted loans	5.60%	6.12%	7.07%	7.82%	6.14%
Net interest spread (2)	2.56%	2.22%	2.44%	1.88%	(0.10)%
Net interest margin (3)	2.86%	2.64%	3.03%	2.89%	2.14%
Ratio of earnings to fixed charges (4):
Including interest on deposits	1.70	1.25	1.05	1.27	1.24
Excluding interest on deposits	2.31	1.48	1.11	1.93	1.88
Long-term debt to total capitalization (5)	0.74	0.69	0.70	0.68	0.60
Total financial liabilities to equity	6.87	6.78	7.43	7.37	6.99
Dividend payout ratio (6)	55.15%	—	—	—	—
Average equity to average assets	11.49%	12.24%	11.73%	12.14%	12.08%
Non-performing loans to loans at end of period (7)	0.49%	0.95%	0.82%	1.43%	0.78%
Allowance for loan losses to total loans at end of period (8)	0.79%	1.10%	1.62%	1.58%	1.86%

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Operating Data:
Investments and originations:
Loans	$149,652	$86,928	$74,689	$150,137	$155,385
Discounted loans and foreclosed real estate	—	2	10	11,854	1,278
Mortgage originations	289,353	206,042	70,754	74,026	56,177
Mortgage-backed and other investment securities	238,407	151,830	294,917	102,535	15,048

Total	677,412	444,802	440,370	338,552	227,888
Repayments	(259,314)	(312,411)	(245,417)	(259,278)	(109,156)
Loan sales	(369)	(8,072)	(2,433)	(35,789)	(26,880)
Net change in portfolio assets	377,553	105,802	101,236	40,489	71,490

(1)	At December 31, 2004, BHBC and WFC held a total of $38.1 million in demand deposits at the Bank. These deposits are eliminated in consolidation and are not reflected in the December 31, 2004 totals.
(2)	Net interest spread represents average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total average interest-earning assets.
(4)	The ratios of earnings to fixed charges were computed by dividing (x) income from continuing operations before income taxes plus fixed charges by (y) fixed charges. Fixed charges represent total interest expense, including and excluding interest on deposits, as applicable.
(5)	Total capitalization equals long-term debt plus equity.
(6)	Dividend payout ratio represents dividends per share divided by diluted income from continuing operations per share.
(7)	Non-performing loans include all non-discounted loans that have been placed on non-accrual status by the Company. Non-discounted loans are placed on non-accrual status when they became past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Discounted loans are not included in non-performing loans.
(8)	Excludes discounted loans.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Beverly Hills Bancorp Inc. and the notes thereto included elsewhere in this filing. References in this filing to “Beverly Hills Bancorp Inc.,” “BHBC,” the “Company,” “we,” “our,” and “us” refer to Beverly Hills Bancorp Inc. and our subsidiaries, unless the context indicates otherwise.

Results of Operations—2004 Compared to 2003

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

Sale of Wilshire Credit Corporation

On April 30, 2004, we completed the sale of WCC, our wholly-owned loan servicing subsidiary, to Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”), a division of Merrill Lynch & Co., New York, NY, for net proceeds of $48.2 million, and realized a gain on the sale of $18.0 million before taxes.

Subsequent to the sale of WCC, we have operated primarily as a unitary bank holding company. Consequently, our business strategy is focused on the growth and profitability of our banking subsidiary, FBBH, through (1) originations and purchases of commercial real estate and multi-family mortgage loans and (2) investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. The Bank has filed an application with the California Department of Financial Institutions (“CDFI”) for conversion to a state commercial bank charter. Management believes that a CDFI charter would be better aligned with the Bank’s strategic business plan, by providing FBBH with greater flexibility in its operations and increased opportunities for growth.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including, but not limited to, those related to allowances for loan losses, other than temporary impairment in the market values of investment securities and other assets, the realizability of deferred tax assets, and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements:

•    Mortgage-Backed and Other Investment Securities Available for Sale.    The Company’s mortgage-backed and other investment securities available for sale are reported at their current fair market value. In determining current fair value when quotes from third parties are not available, we estimate the present value of the anticipated cash flows of the securities based on certain assumptions, including the amount and timing of future repayments, the discount rate to be used, and default rates and expected losses on the loans underlying the securities. If the change in market value is considered temporary, the unrealized holding gains and losses are reported net of tax, when applicable, as a separate component of accumulated other comprehensive income in stockholders’ equity. In the event of a decline in market value, management must evaluate whether the decline is temporary in nature or other than temporary. In making this evaluation, management must consider certain factors, including (a) whether the Company has the ability and intent to hold the investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and (b) whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Declines that are considered other than temporary are reflected as “Market valuation losses and impairments” in the consolidated statements of operations and not as a direct reduction to stockholders’ equity. The Company’s portfolio of mortgage-backed and other investment securities available for sale has increased significantly over the past three years and, as of December 31, 2004, represented approximately 25% of consolidated total assets. Consequently, fluctuations in the securities’ values can have a significant impact on our financial condition and results of operations.

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

The Company uses its internal asset review system to evaluate its loan portfolio and to classify loans as pass, special mention, substandard, doubtful or loss. These terms correspond to varying degrees of risk that the loans will not be collected in part or in full. The frequency at which a specific loan is subjected to internal asset review depends on the type and size of the loan and the presence or absence of other risk factors, such as delinquency and changes in collateral values. The allowance for loan losses includes specific valuation allowances (“SVAs”) established for impaired loans and general valuation allowances (“GVAs”).

SVAs are in most cases equal to the excess of the unpaid principal balance over the fair value of the collateral for all impaired loans. GVAs are based on qualitative and quantitative factors that are updated each quarter. The qualitative factors are subject to management’s evaluation after consideration of certain credit risk characteristics. These factors include, but are not limited to, the following: the institution’s historical and recent loss experience in its portfolios; the volume, severity and trend of non-performing assets; the extent to which refinances or loan modifications are made to maintain loans in a current status; known deterioration in credit concentrations or certain classes of loans; loan to value ratios of real estate secured loans; risks associated with specific types of collateral; the quality and effectiveness of the lending policy, loan purchase policy, internal asset review policy, charge-off, collection and recovery policies; current and anticipated conditions in the general and local economies which might affect the collectability of the institution’s asset; anticipated changes in the composition or volume of the loan portfolio; and reasonableness standards in accordance with regulatory agency policies. The evaluation of the inherent loss with respect to these factors is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. Management currently intends to maintain an unallocated allowance in the range of 3% to 6% of the total estimated allowance for loan losses, due to the inherent risk associated with the imprecision in estimating the allowance.

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

When our Mortgage Investment Operations acquire pools of discounted loans, we record an increase to the allowance for loan losses by allocating a portion of the purchase discount deemed to be associated with measurable credit risk. Amounts allocated to the allowance for loan losses from purchase discounts did not increase the provision for loan losses recorded in the statement of operations; rather they decreased the amounts of the purchase discounts that are accreted into the interest income over the lives of the loans. If, after the initial allocation of the purchase discount to the allowance for loan losses, management subsequently identifies the need for additional allowances against discounted loans, the additional allowances are established through charges to the provision for loan losses. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, previous loan loss experience, current economic conditions, volume, growth, and composition of the portfolio and other relevant factors. Actual losses may differ from management’s estimates.

•    Income Taxes.    At December 31, 2004 we had a total deferred tax asset of $44.2 million. This asset represents the tax effect of future deductible or taxable amounts and is attributable to net operating loss carryforwards and also to temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the Company’s income tax returns. In accounting for the deferred tax asset, we apply Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires, among other things, that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

As of December 31, 2004, we evaluated the positive and negative evidence regarding the future realization of the deferred tax assets. Pursuant to this evaluation, we concluded that the available objective positive evidence regarding our ability to generate future federal taxable income substantially outweighed the available objective negative evidence regarding future federal taxable income. We also concluded that the objective negative evidence regarding the ability to generate certain future state taxable income outweighed the available objective positive evidence regarding certain future state taxable income, due primarily to the curtailment of our operations in the state of Oregon subsequent to the sale of WCC. As a result, we believe it is more likely than not that a substantial amount of our deferred tax assets will be realized in future years, and consequently, we believe, as of December 31, 2004, that the only valuation allowance required is approximately $6.8 million related to (1) net operating loss carryforwards in Oregon and certain other states and (2) federal net operating loss carryforwards that may not be utilized prior to expiration.

The net deferred tax asset of $37.4 million is reported as an asset in our consolidated statement of financial condition as of December 31, 2004. However, there can be no assurance that the amount, if any, that we ultimately realize will not differ materially from our assessment. As portions of the deferred tax asset are realized and the valuation allowance is reduced, the related benefits, to the extent they relate to our post-reorganizational period, are recorded as a deferred tax benefit in our consolidated statements of operations. As benefits relating to our pre-reorganizational period are realized, they are recorded as a direct increase to stockholders’ equity.

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

CONSOLIDATED RESULTS

Our consolidated net income for the year ended December 31, 2004 was $25.6 million, or $1.20 per diluted share, compared with $6.9 million, or $0.34 per diluted share, for the year ended December 31, 2003.

As a result of the sale of WCC, we have presented WCC’s operating results under the caption “Discontinued operations,” separate and apart from “Income from continuing operations” in our consolidated statements of operations for each year presented. Our income from continuing operations for the year ended December 31, 2004 was $14.6 million, or $0.68 per diluted share, compared with $3.4 million, or $0.17 per diluted share, for the year ended December 31, 2003.

Our income before taxes from continuing operations was $18.4 million for the year ended December 31, 2004, compared with $5.9 million for the year ended December 31, 2003. Management believes that pre-tax income represents a more meaningful measure of our financial results than after-tax net income, as substantially all of the reported income tax expense will not be due and payable as a result of the utilization of our net operating loss and capital loss carryforwards and an additional deduction for the exercise of nonqualified stock options.

Our consolidated stockholders’ equity increased by $44.7 million during the year ended December 31, 2004 to $170.1 million, or $7.93 book value per diluted share. Much of this increase related to certain tax benefits that were realized during the year, as discussed in further detail below. In addition, the increase reflects our net income for the year (including the gain on the sale of WCC) and the issuance of additional shares of common stock pursuant to the exercise of stock options, partially offset by $7.9 million in cash dividends on our common stock and net after-tax unrealized losses of $1.5 million on our portfolio of available-for-sale securities and hedging instruments.

The Company realized significant tax benefits in 2004 which directly impacted stockholders’ equity. As discussed earlier, we determined as of December 31, 2004 that it was more likely than not that we would realize a significant portion of our deferred tax assets in future years. Consequently, we recorded a reduction in the valuation allowance applicable to our consolidated deferred tax asset of $22.1 million. Since these deferred tax benefits relate to losses generated prior to our 1999 reorganization, their recognition was recorded as a direct increase to stockholders’ equity, and not as a reduction to income tax expense in the consolidated statement of operations. In addition, the increase in stockholders’ equity reflects a $3.2 million tax benefit from the exercise of nonqualified stock options.

The increase in income from continuing operations in 2004 as compared with 2003 was due primarily to the following factors:

•	Consolidated net interest income increased by $11.4 million, reflecting significant lending and investment activity, as well as a higher net interest margin and spread, at our banking subsidiary, FBBH;

•	Consolidated other income increased by $1.4 million, due primarily to the absence of loan servicing expenses and market impairment charges in 2004; and

•	Consolidated operating expenses declined by $0.6 million, primarily as a result of a $1.7 million decrease in our legal costs for the defense of former executives, partially offset by $0.6 million in auditing and consulting expenses related to the implementation of Sarbanes-Oxley Section 404.

These above factors were partially offset by a loan loss provision of $0.4 million in 2004, as compared with loan loss recaptures of $0.5 million in 2003.

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

The following table sets forth, for the periods indicated, information regarding the total amount of the Company’s income from interest-earning assets and the resulting average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net interest margin. (The interest income and expense amounts in the table below are consolidated, but reflect primarily the results of our Banking Operations.) Information is based on monthly balances during the indicated periods.

Interest-Earning Assets and Interest-Bearing Liabilities

	Year Ended December 31,
	2004			2003			2002
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:
Mortgage-backed securities	$299,252	$12,233	4.09%	$224,973	$10,190	4.53%	$219,053	$13,522	6.17%
Loan portfolio net of unaccreted discounts/unamortized premium(1)	827,824	46,360	5.60	559,886	34,243	6.12	538,589	38,054	7.07
Investment securities and other	37,868	1,176	3.11	43,636	1,103	2.53	38,235	1,139	2.98

Total interest-earning assets	1,164,944	59,769	5.13%	828,495	45,536	5.50%	795,877	52,715	6.62%

Non-interest earning cash	4,625			4,493			4,727
Allowance for loan losses	(35,003)			(44,449)			(48,746)
Other assets	69,996			70,251			63,078

Total assets	$1,204,562			$858,790			$814,936

Liabilities and Stockholders’ Equity:
Interest-bearing deposits	$560,537	$12,427	2.22%	$389,251	$11,315	2.91%	$413,042	$15,683	3.80%
Repurchase agreements	89,951	2,032	2.26	89,162	1,826	2.05	54,494	1,316	2.41
FHLB advances	361,249	10,653	2.95	223,424	9,102	4.07	198,923	10,401	5.23
Other borrowings	20,822	1,382	6.64	21,199	1,442	6.80	18,146	1,222	6.73

Total interest-bearing liabilities	1,032,559	26,494	2.57%	723,036	23,685	3.28%	684,605	28,622	4.18%

Non-interest bearing deposits	4,092			3,928			3,719
Other liabilities	29,566			26,707			31,013

Total liabilities	1,066,217			753,671			719,337
Stockholders’ equity	138,345			105,119			95,599

Total liabilities and stockholders’ equity	$1,204,562			$858,790			$814,936

Net interest income		$33,275			$21,851			$24,093

Net interest spread (2)			2.56%			2.22%			2.44%
Net interest margin (3)			2.86%			2.64%			3.03%
Ratio of average interest-earning assets to average interest-bearing liabilities	112.82%			114.59%			116.25%

(1)	The average balances of the loan portfolio include discounted loans and non-performing loans, on which interest is recognized on a cash basis.
(2)	Net interest spread represents average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total average interest-earning assets.

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

Changes in Net Interest Income

	Year Ended December 31,
	2004 v. 2003			2003 v. 2002
	Increase (Decrease) Rate	Increase (Decrease) Volume	Net Change	Increase (Decrease) Rate	Increase (Decrease) Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Mortgage-backed securities	$(1,068)	$3,111	$2,043	$(3,688)	$356	$(3,332)
Loan portfolio	(3,095)	15,212	12,117	(5,270)	1,459	(3,811)
Investment securities and other	231	(158)	73	(185)	149	(36)

Total interest-earning assets	(3,932)	18,165	14,233	(9,143)	1,964	(7,179)
Interest bearing liabilities:
Interest-bearing deposits	(3,099)	4,211	1,112	(3,506)	(862)	(4,368)
Repurchase agreements and other interest-bearing obligations	190	16	206	(225)	735	510
FHLB advances	(2,993)	4,544	1,551	(2,479)	1,180	(1,299)
Long-term debt	(35)	(25)	(60)	12	208	220

Total interest-bearing liabilities	(5,937)	8,746	2,809	(6,198)	1,261	(4,937)

Increase (decrease) in net interest income	$2,005	$9,419	$11,424	$(2,945)	$703	$(2,242)

Liquidity and Financial Resources

The Company is party to various financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents the Company’s financial obligations outstanding as of December 31, 2004:

	Payments due within time period at December 31, 2004
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$348,417	$71,907	$10,033	$—	$430,357
Repurchase agreements	92,639	30,800	—	—	123,439
Employment contracts	275	—	—	—	275
Operating leases	704	1,408	1,075	2,127	5,314
FHLB advances	199,000	290,601	—	—	489,601
Junior subordinated notes payable to trust	1,301	2,602	2,602	49,893	56,398

Total	$642,336	$397,318	$13,710	$52,020	$1,105,384

With the exception of the operating leases, the obligations listed above include anticipated interest accruals based on the current respective contractual terms.

Following is a discussion of the operating results of the Company’s Banking Operations and Mortgage Investment Operations segments, and its discontinued Loan Servicing Operations.

FIRST BANK OF BEVERLY HILLS, F.S.B.

Results of Operations

The following table compares FBBH’s income before taxes for the years ended December 31, 2004 and 2003.

	Year Ended December 31,
	2004	2003	Increase (Decrease)
	(Dollars in thousands)
Interest income	$57,728	$42,542	$15,186
Interest expense	25,381	22,604	2,777

Net interest income	32,347	19,938	12,409
Provision for (recapture of) loan losses	438	(750)	1,188

Net interest income after provision for (recapture of) loan losses	31,909	20,688	11,221
Realized gains on sales	418	249	169
Other income	1,338	579	759
Compensation and employee benefits expense	6,164	4,632	1,532
Other expenses	5,233	5,506	(273)

Income before taxes	$22,268	$11,378	$10,890

Net Interest Income

The following table sets forth information regarding the Bank’s income from interest-earning assets and expenses from interest-bearing liabilities for the years ended December 31, 2004 and 2003 (dollars in thousands):

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:
Federal funds and short-term investments	$18,153	$257	1.40%	$19,087	$247	1.28%
Mortgage-backed and other securities	322,932	12,192	3.78%	246,207	9,270	3.77%
Loans (1)(2)	790,630	45,279	5.73%	511,324	33,025	6.46%

Total interest-earning assets	$1,131,715	$57,728	5.03%	$776,618	$42,542	5.40%

Interest-bearing liabilities:
Interest-bearing deposits	$602,838	$12,427	2.06%	$390,336	$11,315	2.90%
Borrowings	451,200	12,954	2.87%	312,586	11,289	3.61%

Total interest-bearing liabilities	$1,054,038	$25,381	2.41%	$702,922	$22,604	3.21%

Net interest income		$32,347			$19,938

Net interest spread			2.62%			2.19%

Net interest margin			2.86%			2.57%

(1)	It is the Bank’s policy to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.
(2)	Interest income on loans includes loan fees of $139 and $94, respectively, for the years ended December 31, 2004 and 2003.

The Bank’s net interest income was $32.3 million for the year ended December 31, 2004, compared with $19.9 million for the year ended December 31, 2003. The net interest spread increased by 43 basis points, from 2.19% in 2003 to 2.62% in 2004, and the net interest margin increased from 2.57% to 2.86% for the same periods.

The increase in net interest income in 2004 was primarily attributable to the Bank’s significant loan originations and purchases of investment securities in 2004 and in late 2003, utilizing new deposits and low-cost borrowings as funding sources. In addition, the prevailing low-interest rate environment has continued to impact the Bank’s interest-bearing liabilities to a greater extent than its interest-earning assets, as indicated by the higher spreads and margins in 2004. The Bank’s overall cost of funds declined by 80 basis points, from 3.21% for the year ended December 31, 2003 to 2.41% for the year ended December 31, 2004. In contrast, the Bank’s average yield on its interest-earning assets declined by only 37 basis points, from 5.40% for 2003 to 5.03% for 2004.

The Bank’s interest income on mortgage-backed and other investment securities was $12.2 million for the year ended December 31, 2004, compared with $9.3 million for the year ended December 31, 2003. The increase in 2004 was due to an increase in the average investment balance, primarily as a result of the Bank’s purchases of $238.4 million of mortgage-backed and other investment securities in 2004, in addition to significant purchases in the latter half of 2003. As a result of the recent rise in market interest rates, the Bank’s yield for 2004 increased by one basis point over the yield for 2003. The recent slight increases in market rates of interest also have resulted in a slowing of the prepayment rates on these securities in 2004 as compared with 2003.

The Bank’s interest income on loans was $45.3 million for the year ended December 31, 2004, compared with $33.0 million for the year ended December 31, 2003. This increase was due to a $279.3 million increase in the average loan balance in 2004, which resulted from both higher loan originations and a slowing of prepayments as compared with the prior year. The Bank’s originations and purchases totaled $439.0 million in 2004, compared with $293.0 million in 2003, and its loan repayments declined by nearly $29 million in 2004 despite the larger portfolio. This increase in average loan volume was partially offset by a 73-basis point decline in average yield, from 6.46% for the year ended December 31, 2003 to 5.73% for the year ended December 31, 2004.

FBBH’s interest expense on deposits totaled $12.4 million for the year ended December 31, 2004, compared with $11.3 million for the year ended December 31, 2003. The increase in 2004 resulted from a significant increase in the average deposit balance, as the Bank raised new brokered certificates of deposit in late 2003 and early 2004 to finance its loan originations and purchases. The Bank has since permitted the run-off of its certificates of deposit and has utilized short-term borrowings and FHLB advances to finance its asset acquisitions. The higher average deposit volume in 2004 was largely offset by a decline in cost of 84 basis points, from 2.90% for the year ended December 31, 2003 to 2.06 % for the year ended December 31, 2004.

The Bank’s interest expense on borrowings for the year ended December 31, 2004 was $13.0 million, compared with $11.3 million for the year ended December 31, 2003. This increase was due to a significant increase in the average balance of outstanding borrowings. Beginning in the second quarter of 2004, the Bank, after receiving a deposit of $52 million from BHBC representing primarily the gross proceeds from the sale of WCC, increasingly utilized advances from the Federal Home Loan Bank of San Francisco (FHLB) and repurchase agreements as its primary funding source in lieu of higher-costing certificates of deposit. In August 2004, the FHLB raised the Bank’s authorized borrowing limit from 35% to 40% of the Bank’s total assets as of the previous quarter-end. These increases in the average borrowing balance were partially offset by a decline in the cost of borrowings of 74 basis points, from 3.61% for 2003 to 2.87% for 2004.

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

Based on its quarterly evaluations of the adequacy of its loan loss reserves, the Bank recorded a provision for loan losses of $0.4 million for the year ended December 31, 2004. For the year ended December 31, 2003, the Bank recaptured $0.75 million of loan loss reserves, primarily as a result of the sale of its performing mobile home loan portfolio in June 2003.

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

Realized Gains on Sales

The Bank realized gains totaling $0.4 million on sales of $34.3 million of mortgage-backed and other investment securities in 2004. For the year ended December 31, 2003, the Bank’s realized gains totaled $0.2 million on sales of $9.2 million of mortgage-backed securities.

Net gains on sales of securities are generated primarily in declining interest rate environments. Accordingly, gains or losses from sales of securities may fluctuate significantly from period to period, and the results in any period are not necessarily indicative of the results which may be attained in future periods.

Other Income

The Bank’s other income was $1.3 million for the year ended December 31, 2004, compared with $0.6 million for the year ended December 31, 2003. This increase was due primarily to the transfer of the servicing duties on the Bank’s loan portfolio from WCC to the Bank beginning January 1, 2004. As a result, the Bank no longer pays a fee to WCC for servicing a majority of its loan portfolio.

Compensation and Employee Benefits Expense

The Bank’s compensation and employee benefits expense totaled $6.2 million for the year ended December 31, 2004, compared with $4.6 million for the year ended December 31, 2003. The increase in 2004 reflects an increase in incentive compensation, primarily as a result of the high level of loan fundings in 2004 as compared with the prior year.

Other Expenses

The Bank’s other expenses were $5.2 million for the year ended December 31, 2004, compared with $5.5 million for the year ended December 31, 2003. The decrease in 2004 was largely due to the accrual of $0.4 million of settlement costs in December 2003 in connection with litigation related to the Bank’s sale of its Bankcard operations in June 2001. The Bank’s audit expenses declined by $0.15 million in 2004 as a result of the allocation of costs related to Sarbanes-Oxley Section 404 to the holding company. In addition, depreciation expense declined by $0.1 million, as many of the Bank’s leasehold improvements became fully depreciated as of August 31, 2004, when the original lease at its Calabasas, California offices expired. These decreases were partially offset by slight increases in other expense categories. The Bank incurred higher professional fees in 2004 as a result of consulting fees incurred in its conversion to an in-house loan servicing system. In addition, the Bank’s legal expenses increased by $0.1 million, due primarily to litigation costs associated with the bankruptcy of Commercial Loan Corporation (see Item 3—Legal Proceedings). In most other expense categories, costs remained consistent from 2003 to 2004, reflecting the Bank’s efforts to control overhead.

Changes in Financial Condition – First Bank of Beverly Hills

Following are condensed statements of financial condition for FBBH as of December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$15,526	$13,535
Mortgage-backed securities available for sale, at fair value	307,116	223,450
Other investment securities available for sale, at fair value	13,819	24,086
Investment securities held to maturity, at amortized cost	9,657	9,607
Loans, net	915,447	610,890
Real estate owned	1,769	267
Other assets	35,862	24,351

Total assets	$1,299,196	$906,186

LIABILITIES:
Deposits	$580,085	$473,409
Repurchase agreements	120,000	88,000
FHLB advances	474,837	249,337
Other liabilities	14,489	14,540

Total liabilities	1,189,411	825,286

NET WORTH	109,785	80,900

Total liabilities and net worth	$1,299,196	$906,186

Mortgage-Backed and Other Securities Available for Sale.    The Bank’s total portfolio of mortgage-backed securities (MBS) available for sale increased by $83.7 million for the year ended December 31, 2004, primarily as a result of $238.4 million in purchases of AAA-rated and GSE MBS. These new purchases were partially offset by principal repayments of $126.6 million, though the rate of prepayments slowed in 2004 as compared with 2003. The Bank sold $24.2 million of AAA-rated and GSE MBS in 2004, and recorded unrealized holding losses on its portfolio of $2.3 million, as a result of an increase in market rates of interest beginning in the second quarter.

The Bank’s portfolio of other investment securities available for sale decreased by $10.3 million during the year ended December 31, 2004. This decrease was due to the sale of $10.1 million of GSE securities and an increase in unrealized holding losses of $0.2 million.

Loans, net.    The Bank’s portfolio of loans, net of discounts and allowances, increased by $304.6 million for the year ended December 31, 2004. The Bank originated $289.4 million of commercial real estate and multi-family mortgage loans, and purchased an additional $149.6 million of primarily multi-family mortgage loans. These additions to the portfolio were partially offset by $131.2 million of principal repayments and $2.1 million of foreclosures during the year.

Real Estate Owned.    The Bank’s portfolio of real estate owned increased by approximately $1.5 million during the year ended December 31, 2004. This increase was due to approximately $2.1 million in new foreclosures, partially offset by $0.4 million in sales and $0.2 million in write-downs of properties. In January and February 2005, the Bank sold the three properties with a total carrying value of $1.8 million for a gain of $0.2 million.

Deposits.    The Bank’s deposits increased by $106.7 million for the year ended December 31, 2004. The Bank raised a significant volume of new brokered certificates of deposit through April 2004 in order to finance its new loan originations. Beginning in the second quarter of 2004, the Bank, after receiving a deposit of $52 million from BHBC representing primarily the gross proceeds from the sale of WCC, permitted the run-off of its higher-rate certificates of deposit and increasingly utilized FHLB advances and repurchase agreements as its primary funding source. The Bank’s deposits at December 31, 2004 included a total of $38.1 million in demand deposits held by BHBC and WFC. However, those deposits are eliminated in consolidation and are not reflected in total deposits on the Company’s consolidated statements of financial condition.

Repurchase Agreements.    The Bank’s repurchase agreements increased by $32.0 million for the year ended December 31, 2004. This increase was due to repurchase agreement renewals totaling $185.0 million, partially offset by $153.0 million in repayments. These borrowings are used primarily to finance the Bank’s purchases of mortgage-backed and other investment securities.

FHLB Advances.    The Bank’s FHLB advances increased by $225.5 million for the year ended December 31, 2004, as a result of $530.8 million in new advances, partially offset by maturities of $305.3 million. As discussed above, the Bank has utilized FHLB advances as the primary funding source for its asset acquisitions after receiving BHBC’s deposit of the proceeds from the sale of WCC. In August 2004, the FHLB raised the Bank’s authorized borrowing limit from 35% to 40% of the Bank’s total assets as of the previous quarter-end.

Net Worth.    The Bank’s total net worth increased by $28.9 million for the year ended December 31, 2004. This increase reflects the Bank’s net income of $13.0 million and $17.1 million in capital contributions from BHBC. Approximately $9.6 million of this capital contribution was made through the forgiveness of a portion of the Bank’s income tax liability to BHBC, in accordance with a tax-sharing agreement between the Company and the Bank; the remaining $7.5 million contribution was in cash. These increases were partially offset by $1.2 million in net after-tax unrealized losses on the Bank’s portfolio of available-for-sale securities and hedging instruments.

Off-Balance Sheet Arrangements

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of risk in excess of the amount recognized in the balance sheet.

At December 31, 2004 and 2003, the Bank had outstanding commitments to extend credit of approximately $11.3 million and $53.6 million, respectively. The Bank also had unfunded commitments under lines of credit of $0.4 million and $0.5 million at December 31, 2004 and 2003, respectively. These commitments expose the Bank to credit risk in excess of amounts reflected in the consolidated financial statements. The Bank receives collateral to support loans and commitments to extend credit for which collateral is deemed necessary.

Swap Agreement

In 2002 the Bank entered into an interest rate swap agreement which effectively fixed the interest rate paid on $35 million, as of December 31, 2003, of borrowings under reverse repurchase agreements. Under this agreement, the Bank received a floating rate of interest and paid a fixed rate of interest. The swap expired in December 2004. The fair value of the swap as of December 31, 2003 was an unfavorable $257 thousand. Since the swap qualified for cash flow hedging for accounting purposes, that amount was shown, net of taxes, in accumulated other comprehensive income as an unrealized loss.

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

The following table sets forth the Bank’s regulatory capital ratios at December 31, 2004.

Regulatory Capital Ratios

			Amount Required
	Actual		For Capital Adequacy Purposes			To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets (Risk-based capital)	$114,947	11.9%	$77,401	≥	8.0%	$96,751	≥	10.0%
Tier 1 capital to risk-weighted assets	107,858	11.1%	Not Applicable			58,050	≥	6.0%
Core capital to tangible assets	107,858	8.3%	51,927	≥	4.0%	64,909	≥	5.0%
Tangible capital to tangible assets	107,858	8.3%	19,473	≥	1.5%	Not Applicable

Upon conversion to a state commercial bank charter, the Bank would be subject to the same capital requirements, and expects to remain categorized as a “well capitalized” bank.

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

At December 31, 2004, the Bank’s cash balances totaled $15.5 million, compared with $13.5 million at December 31, 2003. The increase in cash was due primarily to new borrowings and an increase in deposits during the year, partially offset by loan originations and purchases of loans and mortgage-backed securities.

At December 31, 2004, the Bank had $422.8 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending December 31, 2005 and thereafter amounted to $343.1 million and $79.7 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Bank management continues its effort to reduce the Bank’s exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of the Bank’s interest-earning assets.

The Bank is party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents the Bank’s future financial obligations outstanding as of December 31, 2004:

	Payments due within time period of December 31, 2004
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$348,417	$71,907	$10,033	$—	$430,357
Repurchase agreements	92,639	30,800	—	—	123,439
Employment contracts	275	—	—	—	275
Operating leases	704	1,408	1,075	2,127	5,314
FHLB advances	199,000	290,601	—	—	489,601

Total	$641,035	$394,716	$11,108	$2,127	$1,048,986

With the exception of the operating leases, the obligations shown above include anticipated interest accruals based on the current respective contractual terms.

OTS regulations require each bank to maintain adequate liquidity to assure safe and sound operation. It is the Bank’s responsibility to determine the appropriate level of liquidity to be maintained.

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

Results of Operations

The following table compares WFC’s income before taxes for the years ended December 31, 2004 and 2003.

	Year Ended December 31,
	2004	2003	Increase (Decrease)
Interest income	$2,001	$2,929	$(928)
Realized gains (losses)	20	(435)	455
Other loss, net	(547)	(572)	25

Total revenues	1,474	1,922	(448)

Interest expense	13	74	(61)
(Recapture of) provision for loan losses	(87)	211	(298)
Compensation and employee benefits expense	—	543	(543)
Other expenses	28	205	(177)

Total expenses	(46)	1,033	(1,079)

Income before taxes	$1,520	$889	$631

Interest Income and Interest Expense

WFC’s interest income was $2.0 million for the year ended December 31, 2004, compared with $2.9 million for the year ended December 31, 2003. The decrease in 2004 was due primarily to a decline in interest on mortgage-backed securities as a result of runoff in WFC’s MBS portfolio, which has been triggered by prepayments on the loans underlying the securities. WFC records the receipt of such payments directly to interest income, as its portfolio of securities has been written down to an amortized cost of zero.

WFC’s interest expense was $13 for the year ended December 31, 2004, compared with $74 for the year ended December 31, 2003. The decrease was due to WFC’s repayment of its outstanding borrowing facility during the second quarter of 2004.

Other Loss, Net

The components of WFC’s other loss are reflected in the following table:

	Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Real estate owned, net	$3	$(57)
Investor participation interest	(593)	(207)
Other, net	43	(308)

Total other loss	$(547)	$(572)

Other loss includes the co-investor’s share of certain investment activities conducted with WFC, which is reported as “Investor participation interest” expense in the above table.

(Recapture of) Provision for Loan Losses

WFC recorded a net recapture of loan loss reserves of $0.1 million during the year ended December 31, 2004, compared with a provision for loan losses of $0.2 million for the year ended December 31, 2003. The net recapture in 2004 was the result of a recapture of $0.4 million pursuant to an evaluation of the allowance for loan losses in December 2004. This was partially offset by a $0.2 million write-down of a $24 million portfolio which was sold in December 2004.

Compensation and Employee Benefits Expense

WFC is managed and operated by employees of the holding company, and thus no longer records compensation and employee benefits expense. As part of the Company’s reallocation of operating expenses among its business segments in the second quarter of 2003, certain employees’ compensation was transferred to WCC from WFC. Those employees remained with WCC subsequent to its sale, and the Company will no longer incur their related compensation expense.

Other Expenses

WFC incurred minimal other operating expenses in year ended December 31, 2004, compared with $0.2 million for the year ended December 31, 2003. The decrease was primarily due to the reallocation of certain assets and expense categories from WFC to the Company’s other business segments in the second quarter of 2003.

Changes in Financial Condition – WFC Inc.

Following are WFC’s condensed statements of financial condition as of December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$352	$37
Mortgage-backed securities available for sale, at fair value	345	862
Discounted loans, net	2,360	3,817
Intercompany receivables	19,611	17,911
Other assets	215	627

Total assets	$22,883	$23,254

LIABILITIES:
Investment financing	$—	$681
Other liabilities	1,789	2,055

Total liabilities	1,789	2,736

NET WORTH	21,094	20,518

Total liabilities and net worth	$22,883	$23,254

Mortgage-Backed Securities Available for Sale.    WFC’s portfolio of mortgage-backed securities available for sale decreased by $0.5 million during the year ended December 31, 2004 as a result of a decline in the fair value of the securities. WFC received $0.9 million in principal and interest repayments in 2004 on its mortgage-backed securities, which have been written down to an amortized cost of zero. Consequently, any payments received on these securities are recorded directly to interest income.

Discounted Loans, net.    WFC’s discounted loans, net decreased by approximately $1.5 million during the year ended December 31, 2004. WFC received principal payments of $1.6 million on its loans during the year and, in December 2004, sold $0.4 million book value ($24.0 million unpaid principal balance) of loans to a third party. These decreases in the portfolio were partially offset by WFC’s acquisition of $0.4 million of loans from WCC in April 2004, prior to WCC’s sale. The Company is continuing to explore its business opportunities with respect to WFC’s loan portfolio, which may include opportunities developed in conjunction with the Bank.

Intercompany Receivables.    Intercompany receivables increased by approximately $1.7 million during the year ended December 31, 2004. This increase was primarily due to a transfer of funds from WFC to BHBC to meet the holding company’s operating costs.

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

HOLDING COMPANY AND MISCELLANEOUS OPERATIONS

Our Holding Company and Miscellaneous Operations consist primarily of other operating expenses not directly attributable to our Banking or Mortgage Investment Operations, and also include eliminations of intercompany accounts and transactions. During the year ended December 31, 2004, the holding company incurred $0.9 million in legal costs for the defense of former executives, compared with $2.6 million for the year ended December 31, 2003. The holding company also recorded $0.6 million in external auditing and consulting expenses in 2004 related to the implementation of Sarbanes-Oxley Section 404, and expects to incur additional such costs in 2005.

The holding company’s primary sources of liquidity include proceeds from the sale of WCC, proceeds from the July 2002 issuance of junior subordinated notes, and payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has limited the amount of these payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company. In 2003 the Bank remitted a total of $1.2 million to the Company for prior years’ tax liabilities under the foregoing formula.

The table below summarizes the holding company’s future financial obligations, including estimated interest based on the current contractual terms, with respect to the junior subordinated notes as of December 31, 2004. The amounts below assume that the notes will be repaid in full at maturity in July 2032. However, commencing July 12, 2007, the notes may be repaid in full or in part at par.

	Payments due within time period at December 31, 2004
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Junior subordinated notes payable	$1,301	$2,602	$2,602	$49,893	$56,398

DISCONTINUED OPERATIONS – LOAN SERVICING

The Company previously conducted Loan Servicing Operations through WCC, our loan servicing subsidiary which was formed pursuant to our June 10, 1999 reorganization. As discussed earlier, on April 30, 2004 the Company completed the sale of WCC to Merrill Lynch Mortgage Capital Inc.

The following table summarizes WCC’s income before taxes for the four-month period ended April 30, 2004 and the year ended December 31, 2003.

	Four Months Ended April 30, 2004	Year Ended December 31, 2003
Servicing income	$11,754	$35,342
Other income	689	686

Total revenues	12,443	36,028

Interest expense	164	614
Provision for loan losses	49	—
Compensation and employee benefits expense	9,427	22,669
Other expenses	2,319	7,019

Total provisions and expenses	11,959	30,302

Income before taxes	$484	$5,726

As a result of WCC’s sale, its results of operations have been removed from the Company’s results from continuing operations on the accompanying Consolidated Statements of Operations, and have been presented separately in a single caption as “Income from operations of discontinued segment” for the periods presented.

Results of Operations—2003 Compared to 2002

CONSOLIDATED RESULTS

Our consolidated net income for the year ended December 31, 2003 was $6.9 million, or $0.34 per diluted share, compared with $2.0 million, or $0.10 per diluted share, for the year ended December 31, 2002.

As a result of the sale of WCC, we have presented the operating results of WCC as “Income from discontinued operations,” separate and apart from “Income from continuing operations” in the consolidated statements of operations for each year presented. Our income from continuing operations for the year ended December 31, 2003 was $3.4 million, or $0.17 per diluted share, compared with approximately $0.9 million, or $0.04 per diluted share, for the year ended December 31, 2002. Pre-tax income from continuing operations was $5.9 million for 2003, compared with $1.4 million for 2002. WCC’s net income was approximately $3.5 million for the year ended December 31, 2003, compared with $1.1 million (net of the interest held by the minority holder) for the year ended December 31, 2002.

Our consolidated stockholders’ equity increased by $25.5 million during the year ended December 31, 2003 to $125.5 million, or $6.00 per diluted share. The increase results in part from our net income for the year and the issuance of additional shares of common stock pursuant to the exercise of stock options. In addition, we recorded significant tax benefits in 2003, primarily through a reduction in the valuation allowance applicable to our deferred tax asset which, in turn, resulted in a net increase in stockholders’ equity of approximately $21 million. Since these tax benefits relate to losses generated prior to our 1999 reorganization, their recognition was recorded as a direct increase to stockholders’ equity, and not as a reduction to income tax expense in the consolidated statement of operations. These increases in equity were partially offset by a $2.9 million decline in after-tax unrealized gains on our portfolio of available-for-sale securities and hedging instruments.

The increase in our income from continuing operations from 2002 to 2003 was primarily attributable to the following factors:

•    We recorded a net recapture of $0.5 million of loan loss reserves in 2003, versus incurring a loan loss provision of $0.3 million for the year ended December 31, 2002, for a net improvement of $0.8 million.

•    The results for 2002 included approximately $4.75 million in legal fees and expenses related to the settlement of litigation which arose from events prior to our June 1999 restructuring. We believe that the settlement agreement has eliminated most of our future costs arising from the financial collapse of Capital Consultants LLC (“CCL”), but we continue to incur expenses on behalf of a former officer in connection with the above-described litigation. For the year ended December 31, 2003, we incurred approximately $2.5 million of such costs for former officers, compared with approximately $1.7 million for the year ended December 31, 2002.

•    The results for 2002 included $3.6 million in impairment write-downs related to two interest-only mortgage-backed securities (I/Os) at FBBH, with no such charges in 2003. Subsequent to recording the impairment write-downs, the Bank sold the I/Os in the third and fourth quarters of 2002 for a net realized gain of $0.7 million.

The improvements in operations discussed above were partially offset by the following factors:

•    Net interest income decreased by approximately $2.2 million from 2002 to 2003, primarily as a result of sales and runoff of certain interest-earning assets at our mortgage investment subsidiary.

•    Realized gains on sales of loans and investment securities declined by a total of approximately $2.7 million as a result of reduced sales activity in 2003.

•    Holding company expenses for 2003 included increases in our defense costs of former management and interest expense on trust preferred debentures, which together increased expenses by approximately $1.3 million.

Following is a discussion of the operating results and Liquidity of the Company’s three business segments: our Banking Operations, Loan Servicing Operations, and Mortgage Investment Operations.

FIRST BANK OF BEVERLY HILLS, F.S.B.

The following table compares income before taxes for FBBH for the years ended December 31, 2003 and 2002 (dollars in thousands):

	Year Ended December 31,
	2003	2002	Increase (Decrease)
Interest income	$42,542	$45,899	$(3,357)
Interest expense	22,604	27,445	(4,841)

Net interest income	19,938	18,454	1,484
Recapture of loan losses	(750)	—	(750)

Net interest income after recapture of loan losses	20,688	18,454	2,234
Realized gains (losses)	249	(1,354)	1,603
Other income	579	253	326
Compensation and employee benefits expense	4,632	3,985	647
Other expenses	5,506	5,348	158

Income before taxes	$11,378	$8,020	$3,358

Net Interest Income

The following table sets forth information regarding the Bank’s income from interest-earning assets and expenses from interest-bearing liabilities for the years ended December 31, 2003 and 2002 (dollars in thousands):

	Year Ended December 31, 2003			Year Ended December 31, 2002
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-Earning Assets:
Federal funds and short-term investments	$19,087	$247	1.28%	$23,355	$428	1.81%
Mortgage-backed and other securities	246,207	9,270	3.77%	230,269	11,232	4.88%
Loans	511,324	33,025	6.46%	483,851	34,239	7.08%

Total interest-earning assets	$776,618	$42,542	5.40%	$737,475	$45,899	6.14%

Interest-Bearing Liabilities:
Interest bearing deposits	$390,336	$11,315	2.90%	$417,795	15,683	3.75%
Borrowings	312,586	11,289	3.61%	252,954	11,762	4.65%

Total interest-bearing liabilities	$702,922	$22,604	3.21%	$670,749	$27,445	4.09%

Net interest income		$19,938			$18,454
Net interest spread			2.19%			2.05%
Net interest margin			2.57%			2.50%

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

FBBH’s interest expense on deposits decreased by approximately $4.4 million from the year ended December 31, 2002 to the year ended December 31, 2003. This decrease was the result of declines in both the average balance and average rates paid in 2003 versus 2002. The Bank raised significant amounts of wholesale certificates of deposit in prior years to fund certain loan acquisitions, but later permitted the run-off of the higher-rate CDs and utilized lower-costing debt facilities as its primary funding source. As a result, the average balance of deposits decreased by $27.5 million, from approximately $417.8 million for the year ended December 31, 2002 to $390.3 million for the year ended December 31, 2003. The average rate paid on the Bank’s deposits decreased by 85 basis points from 2002 to 2003.

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

Realized Gains (Losses)

For the year ended December 31, 2003, the Bank realized gains totaling approximately $0.2 million on sales of $9.2 million of GSE mortgage-backed securities.

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

Swap Agreement

In 2002 the Bank entered into an interest rate swap agreement which effectively fixed the interest rate paid on $35 million, as of December 31, 2003 and 2002, of borrowings under reverse repurchase agreements. Under this agreement, the Bank received a floating rate of interest and paid a fixed rate of interest. The fair value of the swap as of December 31, 2003 and 2002 was unfavorable by $257 thousand and $243 thousand, respectively. The swap qualifies for cash flow hedging for accounting purposes, and therefore, these amounts are shown, net of taxes, in accumulated other comprehensive income as unrealized losses. The swap matured in December 2004.

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

The following table sets forth the Bank’s regulatory capital ratios at December 31, 2003.

Regulatory Capital Ratios

			Amount Required
	Actual		For Capital Adequacy Purposes			To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk-Weighted Assets (Risk-Based Capital)	$83,995	12.2%	$54,944	≥	8.0%	$68,679	≥	10.0%
Tier 1 Capital to Risk-Weighted Assets	77,520	11.3%	Not Applicable			41,198	≥	6.0%
Core Capital to Tangible Assets	77,520	8.6%	36,098	≥	4.0%	45,122	≥	5.0%
Tangible Capital to Tangible Assets	77,520	8.6%	13,537	≥	1.5%	Not Applicable

MORTGAGE INVESTMENT OPERATIONS

BHBC has conducted its Mortgage Investment Operations through WFC, our wholly-owned investment subsidiary. Some of WFC’s activities are conducted with a co-investor which has participation interests in the returns generated by the assets that serve as collateral for the loans. The share of such activities held by this co-investor is reflected as “Investor participation interest” in the Company’s consolidated statements of operations.

The following table compares WFC’s income before taxes for the years ended December 31, 2003 and 2002 (dollars in thousands).

	Year Ended December 31,
	2003	2002	Increase (Decrease)
Interest income	$2,929	$6,348	$(3,419)
Realized (losses) gains	(435)	523	(958)
Other loss, net	(572)	(745)	173

Total revenues	1,922	6,126	(4,204)

Interest expense	74	439	(365)
Provision for loan losses	211	255	(44)
Compensation and employee benefits expense	543	1,065	(522)
Other expenses	205	796	(591)

Total provisions and expenses	1,033	2,555	(1,522)

Income before taxes	$889	$3,571	$(2,682)

Interest Income and Interest Expense

WFC’s interest income was approximately $2.9 million for the year ended December 31, 2003, compared with $6.3 million for the year ended December 31, 2002. The decrease in 2003 was due to a decline in loan volume as a result of WFC’s sale of approximately $3.3 million unpaid principal balance of loans in June 2002 and also due to principal repayments. In addition, in 2002, WFC recorded approximately $0.3 million in additional loan interest income on the recovery of discounts and reserves on loans which terminated during that period. WFC’s interest on mortgage-backed securities declined by approximately $0.9 million from 2002 to 2003, due to the runoff of WFC’s MBS portfolio as a result of prepayments on the loans underlying the securities. WFC records the receipt of such payments directly to interest income, as its portfolio of securities has been written down to an amortized cost of zero.

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

Other Loss, Net

The components of WFC’s other loss are reflected in the following table:

	Year Ended December 31,
	2003	2002
	(Dollars in thousands)
Real estate owned, net	$(57)	$5
Investor participation interest	(207)	(834)
Other, net	(308)	4

Total other loss	$(572)	$(745)

Other loss includes the co-investor’s share of certain investment activities conducted with WFC, which is reported as “Investor participation interest” expense in the above table. The larger investor participation interest expense amount in 2002 primarily reflects the co-investor’s 50% share of the gain on WFC’s loan sale in June 2002.

Compensation and Employee Benefits Expense

WFC’s compensation and employee benefits decreased by approximately $0.5 million from the year ended December 31, 2002 to the year ended December 31, 2003. As part of the Company’s reallocation of operating expenses among its business segments, certain employees’ compensation was transferred to WCC from WFC, commencing in the second quarter of 2003. Those employees remained with WCC subsequent to its sale, and the Company no longer incurs their related compensation expense.

Other Expenses

WFC’s other operating expenses decreased by approximately $0.6 million from the year ended December 31, 2002 to the year ended December 31, 2003. This decrease was primarily due to a decline in depreciation expense in 2003, as a result of the transfer of certain fixed assets from WFC to the Company’s other business segments.

HOLDING COMPANY AND MISCELLANEOUS OPERATIONS

Our Holding Company and Miscellaneous Operations consist primarily of other operating revenues and expenses not directly attributable to our Banking, Mortgage Investment or Loan Servicing Operations, and also include eliminations of intercompany accounts and transactions. Primary sources of liquidity include funds available from the Company’s wholly-owned non-bank subsidiaries, proceeds from the July 2002 issuance of junior subordinated debt, and payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank. However, the OTS has limited the amount of these payments to the lesser of (1) the Bank’s stand-alone tax liability and (2) the total tax payments made by the Company. In January 2003 the Bank remitted $0.4 million to the Company for a portion of its 2001 liability, and in October 2003 the Bank remitted $0.8 million for its 2002 liability under the foregoing formula.

DISCONTINUED OPERATIONS – LOAN SERVICING

The Company conducted its Loan Servicing Operations through WCC, our servicing subsidiary which was formed pursuant to our June 10, 1999 reorganization. As discussed earlier, in April 2004 the Company completed the sale of WCC to Merrill Lynch. Consequently, WCC’s results of operations have been removed from the Company’s results from continuing operations on the Consolidated Statements of Operations, and have been presented separately in a single caption as “Income from discontinued operations” for all periods presented.

Some of WCC’s activities were conducted with a co-investor, which has participation interests in the returns generated by the assets that serve as collateral for the related borrowings. The share of such activities held by this co-investor is reflected as “Investor participation interest” in WCC’s statements of operations.

The following table compares WCC’s income before taxes for the years ended December 31, 2003 and 2002 (dollars in thousands).

	Year Ended December 31,
	2003	2002	Increase (Decrease)
Servicing income	$35,342	$26,786	$8,556
Interest income	70	302	(232)
Net realized gains	75	1,904	(1,829)
Other income (loss)	541	(164)	705

Total revenues	36,028	28,828	7,200

Interest expense	614	639	(25)
Provision for loan losses	—	166	(166)
Compensation and employee benefits expense	22,669	18,747	3,922
Other expenses	7,019	7,321	(302)

Total provisions and expenses	30,302	26,873	3,429

Income before taxes	$5,726	$1,955	$3,771

Servicing Income

The components of WCC’s servicing income are reflected in the following table:

	Year Ended December 31,
	2003	2002
	(Dollars in thousands)
Servicing revenue	$32,218	$26,062
Ancillary fees	10,277	6,672
Amortization of mortgage rights	(4,687)	(2,693)
Valuation of adjustment for mortgage servicing rights	305	(689)
Custodial float	1,194	1,589
Unreimbursed servicing expenses	(1,339)	(778)
Prepayment interest shortfall expense	(2,626)	(3,377)

Total servicing income	$35,342	$26,786

WCC’s total servicing income for the year ended December 31, 2003 was $35.3 million, compared with $26.8 million for the year ended December 31, 2002. The increase in 2003 was due primarily to the growth in WCC’s servicing volume, as shown in the table below. Through new contractual agreements and servicing rights acquisitions, WCC increased its portfolio of serviced loans by approximately $2.4 billion in 2003, despite significant loan principal repayments precipitated by the continuing low-interest rate environment. As a result of this growth, WCC’s total servicing revenues and ancillary fees (including late charges) increased by approximately 30% from 2002 to 2003.

The increase in WCC’s servicing income in 2003 also reflects an adjustment of $1.3 million, which was recorded in September 2003. This adjustment represents the reimbursement of deposits of interest made by WCC for prepaid serviced loans in excess of the amount actually owed by WCC. WCC had previously deposited these funds into custodial accounts in compliance with the related servicing agreements. However, the terms of the servicing agreements were subsequently clarified and retroactively applied, resulting in WCC’s recovery of these excess funds. The adjustment is reflected as a reduction to “prepayment interest shortfall expense” in the above table for the year ended December 31, 2003.

Net servicing income was negatively impacted by the prevailing low interest-rate environment, which triggered extremely rapid prepayments of loans comprising WCC’s serviced asset base. These accelerated prepayments resulted in significant amortization expense on purchased mortgage servicing rights (PMSRs) over the past three years (though the increases from 2002 to 2003 shown above are attributable also to the larger portfolio volume). In addition, as a result of the continuing low interest rates, float income earned on deposit balances declined from 2002 to 2003.

The following table sets forth the composition of loans serviced by WCC by type of loan at the dates indicated.

	December 31, 2003	December 31, 2002
	(Dollars in thousands)
Single-family residential	$5,973,070	$3,668,401
Multi-family residential	116,119	121,908
Commercial real estate	289,629	218,976
Consumer and other	71,135	78,880

Total (1)	$6,449,953	$4,088,165

(1)	WCC’s servicing portfolio at December 31, 2003 and 2002 included approximately $0.3 billion unpaid principal balance of non-performing consumer loans in addition to those reflected in the above table.

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

Other Income (Loss)

The components of WCC’s other income (loss) are reflected in the following table:

	Year Ended December 31,
	2003	2002
	(Dollars in thousands)
Real estate owned, net	$(20)	$(56)
Investor participation interest	2	(922)
Other, net	559	814

Total other loss	$541	$(164)

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

Compensation and Employee Benefits Expense

WCC’s compensation and employee benefits totaled $22.7 million for the year ended December 31, 2003, compared with $18.7 million for the year ended December 31, 2002. The increase in 2003 was due primarily to an increase in WCC’s employee head count as a result of the growth of its loan servicing operations. Additionally, in the second quarter of 2003 some existing employees were transferred to WCC’s payroll as part of the Company’s reallocation of certain operating expenses among its business segments. Those employees remained with WCC subsequent to its sale, and the Company no longer incurs their related compensation expense.

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

ALCO is authorized to utilize off-balance sheet financial techniques to assist in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the “notional amount”) for a specified period without the exchange of the underlying principal amount. In December 2002 the Bank entered into a $35 million notional principal amount interest rate swap agreement. In accordance with the agreement, the Bank paid interest quarterly at a fixed rate of 2.22% and received quarterly interest payments at the three-month LIBOR rate. The swap agreement matured in December 2004.

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

The following table quantifies the potential changes in the Company’s net portfolio value at December 31, 2004, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Assets
	$Amount	$Change	%Change	NPV Ratio	Change
	(Dollars in thousands)
Change in Rates
+300bp	$153,364	$(29,695)	(16)%	12.15%	(167	) bp
+200bp	165,479	(17,580)	(10)	12.87	(95	) bp
+100bp	176,029	(7,030)	(4)	13.47	(35	) bp
0bp	183,059	—	—	13.82	—
-100bp	184,801	1,742	1	13.81	(1	) bp
-200bp	181,455	(1,604)	(1)	13.48	(34	) bp
-300bp	174,048	(9,011)	(5)	12.90	(92	) bp

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

Another tool used to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table summarizes the anticipated maturities or repricing of the Bank’s assets and liabilities based on their contractual terms as of December 31, 2004.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$15,526	$—	$—	$—	$15,526
Mortgage-backed and other investment securities	13,530	62,058	170,493	84,511	330,592
Single-family residential loans	28,162	899	74	15,434	44,569
Multi-family residential loans	148,144	70,611	137,718	55,601	412,074
Commercial real estate loans	183,773	80,820	159,220	39,148	462,961
Consumer and other loans	26	30	625	311	992
Other assets (1)	—	—	—	32,482	32,482

Total assets	389,161	214,418	468,130	227,487	1,299,196

Liabilities:
Demand deposits	—	—	—	42,597	42,597
NOW and money market accounts	111,761	—	—	—	111,761
Savings accounts	2,940	—	—	—	2,940
Certificates of deposit	343,059	69,901	9,827	—	422,787
Repurchase agreements	90,000	30,000	—	—	120,000
FHLB advances	215,500	259,337	—	—	474,837
Other liabilities	—	—	—	14,489	14,489

Total liabilities	763,260	359,238	9,827	57,086	1,189,411

(Deficiency) excess of assets over liabilities	$(374,099)	$(144,820)	$458,303	$170,401	$109,785

Cumulative (deficiency) excess	$(374,099)	$(518,919)	$(60,616)	$109,785

Cumulative (deficiency) excess as a percent of total assets	(28.79)%	(39.94)%	(4.67)%	8.45%

(1)	Includes unamortized premium on loans and allowance for loan losses.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

See Item 7—Qualitative and Quantitative Disclosures About Market Risk—Asset and Liability Management—of Part II of this Report.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including the individual serving as our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, our management has concluded that, as of December 31, 2004, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective. Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

In our Form 10-Q for the third fiscal quarter of 2004, we reported that we had identified certain concerns relating to incomplete or missing information with respect to certain of WFC’s loans. As a result of remediation efforts that occurred during the fourth quarter of 2004, we believe that we have appropriately addressed the issues identified in the third fiscal quarter of 2004 and have concluded that our internal control over financial reporting was effective as of December 31, 2004. Other than the resolution of these issues, there were no changes in our internal control over financial reporting during our fourth fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Beverly Hills Bancorp Inc. and Subsidiaries

Calabasas, California

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Beverly Hills Bancorp Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements.

/s/    Deloitte & Touche LLP

Los Angeles, California

March 16, 2005

ITEM 9B. Other Information

Not Applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The following sets forth information about the executive officers and directors of the Company as of March 1, 2005. The business address of each executive officer and director is the address of the Company, 23901 Calabasas Road, Suite 1050, Calabasas, California 91302, and each executive officer and director is a United States citizen, unless otherwise noted.

Directors

Larry B. Faigin, age 62, was appointed to the Board of Directors in June 1999 and has been Chairman since September 1999. Mr. Faigin has been President and Chief Executive Officer of China Housing Partners, LLC, a residential developer in China, since 2003. Previously, he was President and Chief Executive Officer of GreenPark Remediation, LLC, a company that specializes in acquiring environmentally-impacted land and remediating and improving the property for further development. He also has served as a consultant to Chevron Corporation, and as Chief Executive Officer and Director of Wood Brothers Homes, Inc.

Howard Amster, age 57, has been a director of the Company since November 2001. Mr. Amster is a professional real estate operator and also is a principal of Ramat Securities Ltd., a Cleveland-based investment firm. Previously, Mr. Amster was an investment consultant with First Union Securities (formerly Kemper Securities) from 1992 to June 2000. Mr. Amster is also a director of Horizon Group Properties, Inc., Maple Leaf Financial, and Astrex Inc., and previously served as a director of American Savings of Florida.

Robert M. Deutschman, age 47, has been a director of the Company since June 1999. Mr. Deutschman is President of Cappello Partners, LLC, a financial service and advisory company which engages in merchant banking, venture capital and investment banking. Prior to joining Cappello, Mr. Deutschman was a Managing Director of Saybrook Capital Corp. Mr. Deutschman also serves as Vice Chairman of the board of directors of Enron Corporation, following Enron’s recent emergence from bankruptcy.

Stephen P. Glennon, age 60, has been a director of the Company since December 1999. Mr. Glennon was the Company’s Chief Executive Officer from September 1999 to May 2004 and its Chief Financial Officer from April 2003 to May 2004. From 1994 until joining the Company, Mr. Glennon served as Chief Executive Officer of Glennon Associates, a firm of private investment bankers specializing in financial restructuring and turnaround management of financial sector companies. Mr. Glennon previously served as an investment banker with Lehman Brothers, N.Y. and Lepercq, de Neuflize & Co., N.Y. Mr. Glennon currently serves as a director of New Water Street Corporation, N.Y. and Alabama Real Estate Holdings, N.Y.

Robert H. Kanner, age 57, has been a director of the Company since January 2002. Since 1987, Mr. Kanner has been Chairman of the Board and President of Pubco Corporation, a manufacturer and marketer of labeling products and supplies and specialized construction products, and has been that company’s President and a director since 1983.

Edmund M. Kaufman, age 74, has been a director of the Company since March 2000. Mr. Kaufman is a private investor and the owner of a bookstore specializing in mystery and crime fiction. Previously, Mr. Kaufman was a partner with the law firm of Irell & Manella LLP for thirty-six years, specializing in mergers and acquisitions and corporate finance. Mr. Kaufman is a director emeritus of the Los Angeles Opera, and is a member of the Board of Trustees of the Friends of the University of California Press.

Joseph W. Kiley III, age 49, has been the Company’s Chief Executive Officer and a director since May 2004 and, from May 2004 to February 2005, also served as the Company’s Chief Financial Officer. Mr. Kiley also is President and Chief Executive Officer of the Company’s banking subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”), a position he has held since September 2001. Previously, from March to September 2001, Mr. Kiley served as the Bank’s Executive Vice President and Chief Financial Officer. Prior to joining the

Bank, Mr. Kiley was Executive Vice President of Operations and Chief Financial Officer of National Mercantile Bancorp, the parent of Mercantile National Bank in Century City, California from July 1996 to February 2001.

William D. King, age 63, has been a director of the Company since May 2004. Mr. King was appointed to the Board of Directors of FBBH in April 2001 and was elected Chairman of the Bank’s board in December 2002. Previously, Mr. King was an independent consultant from March 1994 to December 1999.

John J. Lannan, age 58, has been a director of the Company since May 2004. Since 1998, Mr. Lannan has been a Principal with Brentwood Partners, Inc. in Santa Monica, California, a real estate financing firm specializing in institutional equity and mezzanine debt placement. Prior to joining the Board, Mr. Lannan was a director with Centennial Bank in Fountain Valley, California, and organized and funded the recapitalization of that institution.

Daniel A. Markee, age 47, has been a director of the Company since June 1999. Mr. Markee is President of Forterra, Inc., a firm specializing in investments in real estate assets and real estate related operating companies, since 1993. Previously, he was a principal of Euro-American Partners, Inc., a firm specializing in real estate asset acquisition and management for European clients; a principal of LendSource, Inc., a wholesale residential subprime mortgage bank; and Vice President of Real Estate for Washington Square Capital, a wholly-owned investment subsidiary of Northwestern National Life Insurance Company.

Audit Committee

The Company has a separately-designated standing Audit Committee consisting of Robert M. Deutschman, Edmund M. Kaufman, William D. King and Daniel A. Markee. All of the Audit Committee members are non-employee directors who are independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. The Board of Directors has determined that Mr. King, the chairman of the Audit Committee, is a financial expert as defined in Item 401(h)(2) of Regulation S-K.

Executive Officers

Joseph W. Kiley III, age 49, has been the Company’s Chief Executive Officer and a director since May 2004 and has been President and Chief Executive Officer of FBBH since September 2001. From May 2004 to February 2005, Mr. Kiley also served as the Company’s Chief Financial Officer. Previously, from March to September 2001, Mr. Kiley served as the Bank’s Executive Vice President and Chief Financial Officer. Prior to joining the Bank, Mr. Kiley was Executive Vice President of Operations and Chief Financial Officer of National Mercantile Bancorp, the parent of Mercantile National Bank in Century City, California from July 1996 to February 2001.

Craig W. Kolasinski, age 42, has been Executive Vice President and Chief Lending Officer of FBBH since October 2001. Prior to joining the Bank, Mr. Kolasinski was a loan originator with Centennial Bank in Fountain Valley, California from January 2000 through October 2001. Previously, Mr. Kolasinski was an officer with National Originators and Underwriters in Cleveland, Ohio.

Sheldon A. Eisenberg, age 56, has been Senior Vice President and Closing Manager of FBBH since May 2002. Prior to joining the Bank, Mr. Eisenberg was Vice President and Closing Manager at ARCS Commercial Mortgage from 2000 to May 2002. Previously, from 1994 to 2000, he was a Senior Credit Analyst with FHLMC’s Multifamily Loan Division.

John A. Kardos, age 47, has been Senior Vice President, Funding and Investments for FBBH since June 2003. Previously, Mr. Kardos was Senior Vice President and Liability Manager from July 2002 to June 2003, and he has held other officer positions with FBBH since April 2000. Prior to joining the Bank, Mr. Kardos was an independent financial services consultant from 1994 to 2000.

Bryce W. Miller, age 42, has been Senior Vice President, Technology and Compliance for FBBH since February 2003. Previously, Mr. Miller was the Bank’s Vice President and Information Services Manager from July 2001 through February 2003 and its Vice President and Controller from June 2000 through June 2001. Prior to joining the Bank, Mr. Miller was Vice President and Information Services Manager at Valley Independent Bank in El Centro, California from May 1998 to June 2000.

Takeo K. Sasaki, age 36, was appointed Chief Financial Officer of the Company in February 2005 and has been the Bank’s Senior Vice President and Chief Financial Officer since February 2003. Previously, from July 2001 to February 2003, he was the Bank’s Vice President and Controller. Prior to joining FBBH, Mr. Sasaki was First Vice President and Controller for Prime Bank in Los Angeles, California from January 1998 to March 2001.

Annette J. Vecchio, age 54, has been Senior Vice President, Portfolio Manager for FBBH since March 2002, and oversees the management of the Bank’s loan portfolio and servicing functions. Previously, she was the Bank’s Vice President and Portfolio Manager. Prior to joining the Bank, Ms. Vecchio was an officer with Girard Savings Bank in San Diego, California, until its merger with FBBH in 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and executive officers, and beneficial owners of more than 10% of the common stock of such company, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company’s securities. In February 2004, two Forms 4 were not filed for Larry B. Faigin, a director of the Company, pursuant to four common stock transactions. Upon discovery of the oversight, the Company filed a single Form 4 reporting those transactions with two additional transactions. In May 2004, due to procedural delays in obtaining SEC access codes, the Company was unable to timely file Forms 3 for Craig W. Kolasinski, Sheldon A. Eisenberg, John A. Kardos, Bryce W. Miller, Takeo K. Sasaki and Annette J. Vecchio. To the knowledge of the Company, no other director, officer, or beneficial owner of more than 10% of the Company’s Common Stock failed to timely furnish reports required of such person by Section 16(a) on Forms 3, 4 and 5 during the year ended December 31, 2004.

Code of Ethics

Beverly Hills Bancorp Inc. has adopted a written code of ethics that applies to all employees and members of the Board of Directors. A copy of the Company’s code of ethics is filed herewith as Exhibit 14.

ITEM 11. Executive Compensation

Compensation of Directors

Officers and employees of the Company or FBBH who also serve as directors do not receive any retainer or additional fees for serving as a director. Each member of the Board of Directors who is not an officer or employee of the Company is paid an annual stipend of $12,000. The chairman of the Company’s Board of Directors receives an additional yearly stipend of $30,000, and the chairs of the Audit Committee and the Compensation Committee receive additional yearly stipends of $35,000 and $3,000, respectively. Other members of the Audit Committee and Compensation Committee receive yearly stipends of $30,000 and $1,000, respectively.

The director who also serves as chairman of the Bank’s board receives an additional yearly stipend of $25,000. The director who serves as chair of the Bank’s Loan Committee receives an additional yearly stipend of $60,000, and the chairs of the Bank’s Asset and Liability Committee and Internal Asset Review Committee receive additional yearly stipends of $3,000. Other members of the Bank’s Loan Committee receive an additional yearly stipend of $45,000, and the other members of the Bank’s Asset and Liability Committee and Internal Asset Review Committee receive an additional yearly stipend of $1,000. The Company and the Bank no longer pay additional fees for meetings attended.

Executive Compensation Table

The following table sets forth the total compensation paid or accrued by the Company for services rendered during the year ended December 31, 2004 to (i) the two individuals who served as Chief Executive Officer of the Company during the year, (ii) each of the four other most highly compensated executive officers of the Company who were serving as executive officers at December 31, 2004, and (iii) two of the Company’s former executive officers who would have been included in (ii) but for the fact that they were no longer employed by the Company as of December 31, 2004 (the “Named Executive Officers”).

	Annual Compensation									Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)			Other Annual Comp.($)			Securities Underlying Options/SARs(#)
Joseph W. Kiley III (1) Chief Executive Officer and Chief Financial Officer	2004 2003 2002	$ $ $	275,000 275,000 200,000	$ $ $	280,000 165,000 80,000	(2)	$ $ $	— — —		— — —
Stephen P. Glennon (3) Chief Executive Officer and Chief Financial Officer	2004 2003 2002	$ $ $	153,131 279,583 83,337	$ $ $	— — 100,000		$ $ $	— 36,000 53,110	(4) (5)	— — 300,000
Craig W. Kolasinski Executive Vice President and Chief Lending Officer, First Bank of Beverly Hills, F.S.B.	2004 2003 2002	$ $ $	185,000 176,769 150,000	$ $ $	260,000 150,000 50,000	(2)	$ $ $	— — —		— 25,000 10,000
Takeo K. Sasaki Senior Vice President and Chief Financial Officer, First Bank of Beverly Hills, F.S.B.	2004 2003 2002	$ $ $	128,500 112,102 94,583	$ $ $	108,000 55,000 24,000	(2)	$ $ $	— — —		— 5,000 5,000
Annette J. Vecchio Senior Vice President, Portfolio Manager, First Bank of Beverly Hills, F.S.B.	2004 2003 2002	$ $ $	124,167 116,943 108,932	$ $ $	108,000 46,000 26,900	(2)	$ $ $	— — —		— 5,000 5,000
John A. Kardos Senior Vice President, Funding and Investments, First Bank of Beverly Hills, F.S.B.	2004 2003 2002	$ $ $	130,000 130,101 95,000	$ $ $	92,000 55,000 15,000	(2)	$ $ $	— — —		— 7,500 2,500
Bradley B. Newman (6) Executive Vice President, Capital Markets	2004 2003 2002	$ $ $	127,178 234,524 225,000	$ $ $	500,000 250,000 250,000		$ $ $	— — —		— — —
Jay H. Memmott (6) Chief Executive Officer and President, Wilshire Credit Corporation	2004 2003 2002	$ $ $	103,366 265,636 250,000	$ $ $	475,000 275,000 250,000		$ $ $	— — —		— — —

(1)	Mr. Kiley was appointed Chief Executive Officer and Chief Financial Officer in May 2004. Mr. Kiley also serves as President and Chief Executive Officer of FBBH.
(2)	Three-fourths of this amount was paid in March 2005. The remaining one-fourth will vest and become payable in December 2007.
(3)	Mr. Glennon resigned in May 2004.
(4)	Represents reimbursement for personal living expenses.
(5)	Includes $40,102 for personal living expenses and taxes.
(6)	Messrs. Newman and Memmott remained with Wilshire Credit Corporation, the Company’s former loan servicing subsidiary, after its sale to Merrill Lynch Mortgage Capital Inc. on April 30, 2004.

Option/SAR Grants In Last Fiscal Year

No stock options were granted by the Company during the year ended December 31, 2004 to any of the Named Executive Officers.

Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

The following table lists (i) the number and value of shares received upon the exercise of options in 2004, (ii) the aggregate number of unexercised options at December 31, 2004, and (iii) the value of unexercised in-the-money options at December 31, 2004 for each of the Named Executive Officers. The Company has no outstanding SARs.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexcercised Options/SARs at FY-End (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph W. Kiley III	30,000	$212,850	170,000	—	$1,427,000	$—
Stephen P. Glennon	1,275,000	7,026,225	—	—	—	—
Craig W. Kolasinski	—	—	39,999	20,001	309,976	130,874
Takeo K. Sasaki	—	—	4,999	5,001	36,360	33,940
Annette J. Vecchio	—	—	4,999	5,001	36,360	33,940
John A. Kardos	—	—	4,166	5,834	28,678	37,972
Bradley B. Newman	125,000	613,253	—	—	—	—
Jay H. Memmott	350,000	2,623,000	—	—	—	—

Long Term Incentive Plan Awards In Last Fiscal Year

No long term incentive plan awards were made during the 2004 fiscal year to any of the named executive officers.

Employment Arrangements

The Company and the Bank entered into an Employment, Confidentiality and Contingent Severance Agreement with Joseph W. Kiley III, effective as of January 1, 2003 (the “Kiley Agreement”). The Kiley Agreement provides that Mr. Kiley serve as President and Chief Executive Officer of the Bank commencing January 1, 2003. Pursuant to the Kiley Agreement, Mr. Kiley’s employment is for a term of twelve (12) months, automatically renewing for successive periods of twelve months each, unless, at least 90 days before the expiration of such twelve-month period, either the members of the board of directors of the Bank (the “Board of Directors” or the “Board”) gives written notice of non-renewal to Mr. Kiley, or Mr. Kiley gives written notice of non-renewal to the Bank. Under the Kiley Agreement, Mr. Kiley receives an annual base salary of $275,000, and is entitled to participate in the Bank’s employee benefit plans, medical, dental, vision, disability or insurance programs, if any, to the extent offered to other officers of similar position under the Bank’s personnel policies. The Company and Mr. Kiley have entered into (1) an Amended and Restated Incentive Stock Option Agreement dated March 12, 2001 for 150,000 options and (2) an Incentive Stock Option Agreement dated October 2, 2001 for 50,000 options. All stock options granted under the Kiley Agreement were granted at a price equal to the fair market value of the Company’s Common Stock on the date of grant. Pursuant to the Kiley Agreement, in the event Mr. Kiley’s employment is terminated upon the occurrence of an “Other Event of Termination” (as defined in the Kiley Agreement), he is entitled to an amount equal to his then annual base salary and to life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank or the Company for Mr. Kiley prior to his termination of employment at no cost to him for a period of one year, subject to certain limitations. Under the Kiley Agreement, in the event of a “change in control” (as defined in the Kiley Agreement) of the Bank or the Company, Mr. Kiley is entitled to an amount equal to two times his then annual base salary.

The Company’s former Chief Executive Officer, Stephen P. Glennon, received an annual salary of $300,000 for the period from March 1, 2003 through February 29, 2004 pursuant to a letter agreement, and he was reimbursed for certain living expenses for those periods. In addition, Mr. Glennon was granted 300,000 stock options in March 2002 at a price equal to the fair market value of the Company’s Common Stock on the date of grant. The options vested at the rate of 12,500 per month and had vested in full as of February 29, 2004, when Mr. Glennon’s letter agreement expired. In February 2004, the Company’s Board of Directors extended Mr. Glennon’s salary under his new agreement through the closing of final issues related to the sale of WCC in the second quarter of 2004. Mr. Glennon resigned on May 27, 2004.

In November 2003, the Bank entered into a change-in-control agreement with Craig W. Kolasinski, the Bank’s Executive Vice President and Chief Lending Officer. This agreement provides that, in the event of a change in control (as defined in the agreement) of the Company or the Bank, Mr. Kolasinski would be entitled to receive a severance payment if within one year after a change in control, his employment is involuntarily terminated by the Bank for any reason other than cause or death or disability, or he voluntarily terminates his employment after certain adverse changes in the terms of his employment (“Good Reason”). The amount of the severance payment for Mr. Kolasinski would be his annual base salary. A copy of this agreement is filed herewith as Exhibit 10.7.

Effective January 1, 2004, the Bank entered into a “Stay Bonus” letter agreement with Craig W. Kolasinski. Pursuant to this agreement, if Mr. Kolasinski is in “Continuous Service” (as defined in the agreement) from the date of the agreement through and including January 1, 2007, the Bank shall pay him a stay bonus in cash in the amount of $300,000 (the “First Stay Bonus”) on such date. If Mr. Kolasinski is in Continuous Service from the date of this letter agreement through and including January 1, 2008, the Bank shall pay him an additional stay bonus in cash in the amount of $150,000 (the “Second Stay Bonus”) on such date. If there is a “Change in Control” (as defined in the agreement), and he is in Continuous Service through the end of the nine-month period following the occurrence of such Change in Control, (a) if the end of such nine month period falls before January 1, 2007, the Bank shall accelerate payment of the First Stay Bonus and the Second Stay Bonus to the end of such nine month period, and (b) if the end of such nine month period falls on or after January 1, 2007 but before January 1, 2008, the Bank shall accelerate payment of the Second Stay Bonus to the end of such nine month period. If, before January 1, 2008, (i) the Bank involuntarily terminates Mr. Kolasinski’s employment for any reason other than “Cause” (as defined in the agreement), (ii) Mr. Kolasinski dies or suffers “Total Disability” (as defined in the agreement), or (iii) following a Change in Control of the Bank, Mr. Kolasinski terminates his employment with the Bank for “Good Reason” (as defined in the agreement), he shall become entitled to receive a stay bonus, conditioned upon his (or his personal representative’s or beneficiary’s, if applicable) execution and delivery of the “Release Agreement” (as defined in the agreement), in the amount of (a) if his death, Total Disability or termination of employment occurs before January 1, 2007, the greater of $225,000 or the “Prorated Amount” (as defined in the agreement), or (b) if his death, Total Disability or termination of employment occurs on or after January 1, 2007, the Prorated Amount less $300,000. The “Prorated Amount” means $450,000 multiplied by a fraction, (I) the numerator of which is the number of calendar months (or portion thereof) of Continuous Service that he has completed after the date of this letter agreement until his death, Total Disability or termination of employment, and (II) the denominator of which is 48. Any stay bonus to which Mr. Kolasinski is entitled under this paragraph shall be paid to him, in cash and in full, not later than the later of (i) eight calendar days after execution and delivery by Mr. Kolasinski (or his beneficiary or personal representative, if applicable) of the Release Agreement, or (ii) the date on which such Release Agreement becomes effective. A copy of this letter agreement is filed herewith as Exhibit 10.8.

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

Bonuses

Annual bonuses were paid by the Company for 2004 based in part upon a bonus formula and the discretion of the Committee and the board of directors. The amount of the annual bonuses paid to executives by the Company was determined by the Committee and approved by the Company’s board of directors. Annual bonuses paid to other employees were based on their individual contributions towards meeting the overall objectives of the Company.

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

CEO Compensation

Mr. Kiley’s compensation arrangement, while providing for a base salary, also provides incentives for improving the Company’s earnings and shareholder value, as, under additional agreements, Mr. Kiley was granted a total of 200,000 stock options at the current market price. The Committee believes that this arrangement is in the best interests of the Company and its stockholders since the value of Mr. Kiley’s compensation is directly aligned with the financial performance of the Company.

COMPENSATION COMMITTEE

Edmund M. Kaufman

Howard Amster

Robert H. Kanner

John J. Lannan

Compensation Committee Interlocks and Insider Participation

Messrs. Kaufman, Amster, Kanner, Lannan and Daniel A. Markee served on the Compensation Committee during 2004. No Committee member was, during the year ended December 31, 2004, an officer or employee of the Company or any of its subsidiaries.

Performance Graph

The following Performance Graph covers the five-year period from December 31, 1999 through December 31, 2004. The graph compares the performance of the Company’s Common Stock to the S&P 500, a California small banks index (“CSBI”) and a Financial Services Index (“FSI”). As discussed earlier, the Company has operated principally as a bank holding company since April 30, 2004, when the sale of WCC was completed. Consequently, the Company believes that the banking entities included in the CSBI are more representative of its current and expected future industry peer group than are the diversified financial services companies that comprised the FSI.

2004 Measurement Period(1)(2)

	December 31,
	1999	2000	2001	2002	2003	2004
Company (BHBC)	$100.00	$90.91	$149.24	$240.15	$437.12	$765.15
CSBI(3)	$100.00	$129.90	$156.29	$229.12	$387.37	$512.67
FSI(4)	$100.00	$88.64	$82.01	$70.15	$99.86	$133.98
S&P 500	$100.00	$89.86	$78.14	$59.88	$75.68	$82.49

(1)	Assumes all distributions to stockholders are reinvested on the payment dates.
(2)	Assumes $100 invested on December 31, 1999 in the Company’s Common Stock, the S&P 500 Index, the CSBI and the FSI.
(3)	The companies included in the CSBI are Commercial Capital Bancorp, First Regional Bancorp, ITLA Capital Corporation, Pacific Capital Bancorp, Provident Financial Holdings and UCBH Holdings.
(4)	The Company’s former peer group, the FSI, included Advanta Corporation, American Business Financial Services Inc., American Express Company, CIT Group Inc., Resource America Inc. and Ocwen Financial Corporation.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 1, 2005, there were 21,138,186 shares of common stock outstanding and entitled to vote and approximately 64 stockholders of record.

The following table shows, as of March 1, 2005, the beneficial ownership of common stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group.

Name, Title and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Capital Research and Management 333 South Hope Street, 55th Floor Los Angeles, CA 90071	3,748,160		17.7%
Directors and executive officers:
Larry B. Faigin (2)	160,883	(3)	*
Howard Amster 23811 Chagrin Blvd. #200 Beachwood, OH 44122	2,562,664	(4)	12.1%
Robert M. Deutschman (2)	162,307	(5)	*
Stephen P. Glennon (2)	1,275,000		6.0%
Robert H. Kanner 3830 Kelley Ave Cleveland, OH 44114	1,898,333	(6)	9.0%
Edmund M. Kaufman (2)	186,033	(4)	*
Joseph W. Kiley III (2)	178,200	(7)	*
William D. King (2)	49,582		*
John J. Lannan (2)	502,100		2.4%
Daniel A. Markee (2)	97,469	(8)	*
Craig W. Kolasinski (2)	51,666	(9)	*
Takeo K. Sasaki (2)	8,333	(9)	*
Annette J. Vecchio (2)	8,333	(9)	*
John A. Kardos (2)	7,500	(9)	*

All directors and executive officers as a group (14 persons)	7,148,403	(10)	33.1%

(1)	Amounts include stock options vesting within 60 days of March 1, 2005.
(2)	The address for this stockholder is c/o Beverly Hills Bancorp Inc., 23901 Calabasas Road, Suite 1050, Calabasas, CA 91302.
(3)	Includes 53,333 shares which may be acquired upon the exercise of options.
(4)	Includes 43,333 shares which may be acquired upon the exercise of options.
(5)	Includes 13,335 shares which may be acquired upon the exercise of options.
(6)	Includes 16,667 shares which may be acquired upon the exercise of options.
(7)	Includes 170,000 shares which may be acquired upon the exercise of options.
(8)	Includes 10,001 shares which may be acquired upon the exercise of options.
(9)	Represents shares which may be acquired upon the exercise of options.
(10)	Includes 425,834 shares which may be acquired upon the exercise of options.
*	Less than 1%

ITEM 13. Certain Relationships and Related Transactions

None.

ITEM 14. Principal Accountant Fees and Services

Principal Accounting Firm Fees

Aggregate fees billed to the Company for the fiscal years ended December 31, 2004 and 2003 by the Company’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”), were as follows:

	Year ended December 31,
	2004	2003
	(Dollars in thousands)
Audit fees	$322	$407
Audit-related fees (a)	260	89

Total audit and audit-related fees	582	496

Tax fees (b)	292	472
All other fees	—	—

Total fees	$874	$968

(a)	Includes fees related to implementation of the requirements of the Sarbanes-Oxley Act of 2002.
(b)	Includes fees for tax compliance and tax consulting services, including tax planning, tax research and analysis of the inventory of deferred tax assets.

In considering the nature of the services provided by Deloitte & Touche, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte & Touche and the Company’s management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission (the “SEC”) to implement the Sarbanes-Oxley Act of 2002, as well as by the American Institute of Certified Public Accountants.

Pre-Approval Policy

The services performed by Deloitte & Touche in 2004 and 2003 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the “Disclosure Categories”) that Deloitte & Touche may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the “Service List”) expected to be performed by Deloitte & Touche in each of the Disclosure Categories in the following fiscal year be presented to the Audit Committee for approval.

Any requests for audit, audit-related, tax, and other services not contemplated on the Service List must be submitted to the Audit Committee for specific pre-approval and may not commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the Audit Committee has delegated its duties to pre-approve auditing services and permitted non-audit services to its chairman. The chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

See Index to Financial Statements immediately following Exhibit Index.

(b) Exhibits

See Exhibit Index immediately following the signature page

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 16, 2005 by the undersigned, thereunto duly authorized.

BEVERLY HILLS BANCORP INC.

By:	/s/ JOSEPH W. KILEY III
Joseph W. Kiley III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ LARRY B. FAIGIN Larry B. Faigin	Chairman of the Board

/s/ JOSEPH W. KILEY III Joseph W. Kiley III	Chief Executive Officer and Director

/s/ TAKEO K. SASAKI Takeo K. Sasaki	Chief Financial Officer

/s/ HOWARD AMSTER Howard Amster	Director

/s/ ROBERT M. DEUTSCHMAN Robert M. Deutschman	Director

/s/ STEPHEN P. GLENNON Stephen P. Glennon	Director

/s/ ROBERT H. KANNER Robert H. Kanner	Director

/s/ EDMUND M. KAUFMAN Edmund M. Kaufman	Director

/s/ WILLIAM D. KING William D. King	Director

/s/ JOHN J. LANNAN John J. Lannan	Director

/s/ DANIEL A. MARKEE Daniel A. Markee	Director

Exhibit Index

The following exhibits are filed as part of this report.

‡ 3.1	Certificate of Incorporation, as amended
3.2	Third Amended and Restated Bylaws (incorporated by reference to the Company’s report on Form 10-Q dated August 13, 2004)
10.1	Amended and Restated Stock Purchase Agreement dated April 30, 2004 by and between the Company and Merrill Lynch Mortgage Capital Inc. (incorporated by reference to the Company’s report on Form 8-K as filed on May 14, 2004)
10.2	Amended and Restated 1999 Equity Participation Plan dated January 31, 2001 (incorporated by reference to the Company’s Report on Form 10-K dated March 30, 2001)
10.3	2002 Equity Participation Plan (incorporated by reference to the Company’s Report on Form 10-Q dated August 14, 2002)
10.4	Employment, Confidentiality and Contingent Severance Agreement between the Company and Joseph W. Kiley III (incorporated by reference to the Company’s Report on Form 10-K dated March 19, 2003)
*10.5	Lease dated June 28, 2004 between Century National Properties, Inc. and First Bank of Beverly Hills, F.S.B.
*10.6	Landlord’s Consent to Assignment of Lease and Agreement between 175 South Beverly Drive Partnership, Fidelity Federal Bank and First Bank of Beverly Hills, F.S.B.
*10.7	Change In Control Agreement dated November 1, 2003 between First Bank of Beverly Hills, F.S.B. and Craig W. Kolasinski
*10.8	Stay Bonus Agreement dated January 1, 2004 between First Bank of Beverly Hills, F.S.B. and Craig W. Kolasinski
*10.9	Form of Change In Control Agreement dated November 1, 2003 between First Bank of Beverly Hills, F.S.B. and Takeo K. Sasaki, Annette J. Vecchio and John A. Kardos
*14	Code of Ethics
*21	Subsidiaries
*23	Consent of Independent Registered Public Accounting Firm
*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
‡	Incorporated by reference to the Company’s report on Form 10-Q dated November 12, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Beverly Hills Bancorp Inc. and Subsidiaries

Calabasas, California

We have audited the accompanying consolidated statements of financial condition of Beverly Hills Bancorp Inc. and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Beverly Hills Bancorp Inc. and Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Los Angeles, California

March 16, 2005

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$15,526	$16,739
Government-sponsored enterprise mortgage-backed securities available for sale, at fair value	140,777	161,083
AAA mortgage-backed securities available for sale, at fair value	166,339	62,160
Other mortgage-backed securities available for sale, at fair value	345	1,069
Investment securities available for sale, at fair value	13,819	24,086
Investment securities held to maturity, at amortized cost (fair value of $9,795 and $9,754)	9,657	9,607
Loans, net of allowance for loan losses of $7,277 and $6,735	915,383	610,807
Discounted loans, net of allowance for loan losses of $3,506 and $32,041	2,360	3,817
Stock in Federal Home Loan Bank of San Francisco, at cost	22,681	12,767
Real estate owned, net	1,769	267
Leasehold improvements and equipment, net	854	554
Accrued interest receivable	5,333	4,215
Deferred tax asset, net	37,412	18,054
Purchased mortgage servicing rights, net	—	250
Receivables from other loan servicers	—	770
Goodwill	3,054	3,054
Other intangible assets, net	129	388
Prepaid expenses and other assets	3,449	2,897
Assets of subsidiary held for sale	—	42,698

TOTAL	$1,338,887	$975,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Noninterest-bearing deposits	$4,473	$4,175
Interest-bearing deposits	537,487	469,234
Repurchase agreements	120,000	88,000
Accounts payable and other liabilities	10,559	3,690
FHLB advances	474,837	249,337
Long-term investment financing	—	681
Junior subordinated notes payable to trust	20,619	20,619
Investor participation liability	773	1,169
Liabilities of subsidiary held for sale	—	12,894

Total liabilities	1,168,748	849,799

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 26,777,554 and 24,491,703 shares issued (including treasury shares of 5,639,368 and 5,626,212)	268	245
Additional paid-in capital	164,740	136,118
Treasury stock, 5,639,368 and 5,626,212 shares, at cost	(15,224)	(15,106)
Retained earnings	21,442	3,791
Accumulated other comprehensive (loss) income	(1,087)	435

Total stockholders’ equity	170,139	125,483

TOTAL	$1,338,887	$975,282

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2004	2003	2002
INTEREST INCOME:
Loans	$46,360	$34,243	$38,054
Mortgage-backed securities	12,233	10,190	13,522
Securities and federal funds sold	1,176	1,103	1,139

Total interest income	59,769	45,536	52,715

INTEREST EXPENSE:
Deposits	12,427	11,315	15,683
Borrowings	14,067	12,370	12,939

Total interest expense	26,494	23,685	28,622

NET INTEREST INCOME	33,275	21,851	24,093
PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS	351	(539)	255

NET INTEREST INCOME AFTER PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS	32,924	22,390	23,838

OTHER INCOME (LOSS):
Loan related fees and charges	783	—	—
Deposit fees and charges	78	110	127
Market valuation losses and impairments	—	(352)	(3,712)
Gain (loss) on sales of loans, net	20	(66)	623
Gain on sale of securities, net	418	249	2,258
Real estate owned, net	(136)	(204)	47
Investor participation interest	(593)	(207)	(834)
Other income (loss), net	662	334	(112)

Total other income (loss)	1,232	(136)	(1,603)

OTHER EXPENSES:
Compensation and employee benefits	6,811	6,349	6,651
Professional fees	3,637	4,619	4,133
Occupancy	851	804	1,079
FDIC insurance premiums	476	415	420
Data processing	555	457	164
Insurance	813	583	501
Depreciation	331	692	1,250
Amortization of intangibles	259	259	258
Directors expense	614	500	623
Provision for litigation claims	—	—	3,600
Other general and administrative expense	1,392	1,645	2,138

Total other expenses	15,739	16,323	20,817

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	18,417	5,931	1,418
INCOME TAX PROVISION	3,863	2,539	534

INCOME FROM CONTINUING OPERATIONS	14,554	3,392	884

DISCONTINUED OPERATIONS (NOTE 2):
INCOME FROM OPERATIONS OF DISCONTINUED SEGMENT (INCLUDING GAIN ON DISPOSAL OF $18,002 IN 2004)	18,486	5,726	1,955
MINORITY INTEREST IN DISCONTINUED SEGMENT	—	—	(686)
INCOME TAX PROVISION	7,463	2,231	191

INCOME FROM DISCONTINUED OPERATIONS	11,023	3,495	1,078

NET INCOME	$25,577	$6,887	$1,962

Earnings per share – Basic:
Income from continuing operations	$0.70	$0.18	$0.05
Discontinued operations	0.53	0.19	0.06

Net income	$1.23	$0.37	$0.11

Earnings per share – Diluted:
Income from continuing operations	$0.68	$0.17	$0.04
Discontinued operations	0.52	0.17	0.06

Net income	$1.20	$0.34	$0.10

Weighted average number of shares – Basic	20,772,752	18,508,892	17,142,561
Weighted average number of shares – Diluted	21,376,083	20,193,654	18,866,066

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
BALANCE, January 1, 2002	20,349,458	$203	$105,894	(4,168,854)	$(10,005)	$(5,058)	$953	$91,987
Comprehensive income:
Net income						1,962		1,962
Unrealized holding gains on available for sale securities – net of tax expense of $1,851(1)							2,490	2,490
Unrealized loss on interest-rate swap – net of tax benefit of $101							(142)	(142)

Total comprehensive income								4,310
Tax benefit from utilization of pre- reorganizational Net Operating Losses			815					815
Exercise of stock options	75,000	1	95					96
Conversion of subordinated debentures	3,396,416	34	7,656					7,690
Receipt of income tax refund related to pre- reorganizational income			226					226
Treasury stock acquired				(1,457,358)	(5,101)			(5,101)

BALANCE, December 31, 2002	23,820,874	238	114,686	(5,626,212)	(15,106)	(3,096)	3,301	100,023
Comprehensive income:
Net income						6,887		6,887
Unrealized holding losses on available for sale securities – net of tax benefit of $2,073(2)							(2,859)	(2,859)
Unrealized loss on interest-rate swap – net of tax benefit of $7							(7)	(7)

Total comprehensive income								4,021
Tax benefit from recognition of pre- reorganizational deferred tax assets			19,802					19,802
Exercise of stock options	670,829	7	855					862
Tax benefit from adjustment to pre- reorganizational Net Operating Losses			775					775

BALANCE, December 31, 2003	24,491,703	245	136,118	(5,626,212)	(15,106)	3,791	435	125,483
Comprehensive income:
Net income						25,577		25,577
Unrealized holding losses on available for sale securities – net of tax benefit of $1,204(3)							(1,671)	(1,671)
Unrealized gain on interest-rate swap – net of tax expense of $108							149	149

Total comprehensive income								24,055
Cash dividends on common stock						(7,926)		(7,926)
Tax benefit from recognition of pre- reorganizational deferred tax assets			22,069					22,069
Exercise of stock options	2,285,826	23	3,336	(13,156)	(118)			3,241
Conversion of pre-reorganizational Company stock	25
Tax benefit from exercise of non-qualified stock options			3,217					3,217

BALANCE, December 31, 2004	26,777,554	$268	$164,740	(5,639,368)	$(15,224)	$21,442	$(1,087)	$170,139

(1)	Includes reclassification adjustment for gain included in net income of $1,321, net of tax expense of $937.
(2)	Includes reclassification adjustment for gain included in net income of $144, net of tax expense of $105.
(3)	Includes reclassification adjustment for gain included in net income of $244, net of tax expense of $174.

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,577	$6,887	$1,962
Less: income from discontinued operations, net of taxes and minority interest	(11,023)	(3,495)	(1,078)

Income from continuing operations	14,554	3,392	884
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Market valuation losses and impairments	—	352	3,712
Provision for (recapture of) estimated losses on loans	400	(539)	421
Provision for losses on real estate owned	223	198	32
Change in valuation allowance for mortgage servicing rights	280	(481)	1,060
Depreciation and amortization	590	1,731	2,006
Tax effect from utilization of net operating loss carryforward	3,590	2,467	815
Tax benefit from exercise of non-qualified stock options	3,217	—	—
Gain on sale of real estate owned	(97)	(41)	(61)
(Gain) loss on disposal of equipment	(1)	(9)	49
Gain on sale of loans	(20)	(9)	(2,527)
Gain on sale of securities	(418)	(249)	(2,258)
Amortization of discounts and deferred fees	2,515	3,354	3,481
Amortization of mortgage servicing rights	1,717	5,326	3,617
Federal Home Loan Bank stock dividends	(618)	(514)	(533)
Minority interest in WCC	—	—	686
Other	—	—	36
Change in:
Servicer advance receivables	(3,456)	(1,937)	(1,656)
Service fees receivable	182	(661)	766
Accrued interest receivable	(1,125)	(166)	147
Receivables from other loan servicers	773	(311)	1,326
Prepaid expenses and other assets	(557)	1,970	440
Accounts payable and other liabilities	(5,220)	(546)	(2,727)
Investor participation liability	(599)	26	818
Net cash used in (provided by) operations of discontinued segment	6,703	(3,906)	(9,235)

Net cash provided by operating activities of continuing operations	22,633	9,447	1,299

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(149,652)	(86,928)	(74,689)
Loan repayments	132,749	161,984	185,257
Loan originations	(289,353)	(206,042)	(70,754)
Proceeds from sale of loans	—	8,068	—
Purchase of discounted loans	—	(30,099)	(10)
Proceeds from sale of discounted loans	342	30,308	7,395
Purchase of mortgage-backed securities available for sale	(238,407)	(129,372)	(281,186)
Repayments of mortgage-backed securities available for sale	126,565	150,585	60,483
Proceeds from sale of mortgage-backed securities available for sale	24,594	9,436	78,540
Purchase of investment securities available for sale	—	(22,458)	(13,731)
Proceeds from sale of investment securities available for sale	10,130	—	10,599
Purchases of FHLB stock	(9,296)	(1,445)	(800)
Purchases of real estate owned	—	(601)	(67)
Proceeds from sale of real estate owned	1,057	1,435	1,432
Purchases of leasehold improvements and equipment	(968)	(1,532)	(2,024)
Proceeds from sale of leasehold improvements and equipment	8	21	44
Purchase of mortgage servicing rights	—	(8,647)	(80)
Proceeds from sale of mortgage servicing rights	—	2	377
Purchase of minority interest in WCC	—	—	(12,000)
Net proceeds from sale of discontinued segment	48,195	—	—
Net cash (provided by) used in investing activities of discontinued segment	(495)	10,091	(3,308)

Net cash used in investing activities of continuing operations	(344,531)	(115,194)	(114,522)

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$68,551	$77,628	$(43,688)
Proceeds from FHLB advances	530,800	177,337	104,000
Repayments of FHLB advances	(305,300)	(144,000)	(77,500)
Increase (decrease) in repurchase agreements	39,000	(3,870)	81,900
Proceeds from long-term financing	—	5,677	2,444
Repayments of long-term financing	(1,871)	(5,928)	(12,634)
Issuance of convertible subordinated debentures	—	—	7,690
Issuance of trust preferred securities	—	—	20,000
Issuance of common stock	3,241	862	96
Dividends on common stock	(7,926)	—	—
Purchase of treasury stock	—	—	(5,101)
Net cash (provided by) used in financing activities of discontinued segment	(5,810)	(1,201)	12,604

Net cash provided by financing activities of continuing operations	320,685	106,505	89,811

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,213)	758	(23,412)
CASH AND CASH EQUIVALENTS:
Beginning of the year	16,739	15,981	39,393

End of year	$15,526	$16,739	$15,981

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the year for:
Interest	$25,061	$22,175	$29,288
Income taxes, net	451	1,490	496
NONCASH INVESTING ACTIVITIES:
Additions to real estate owned acquired in settlement of loans	2,104	738	1,706
Transfer of securities classified as available for sale to held to maturity	—	9,594	—
NONCASH FINANCING ACTIVITIES:
Issuance of common stock upon acquisition of treasury stock	118	—	—
Conversion of subordinated debentures into common stock	—	—	7,690
Release of valuation allowance related to pre-reorganizational net operating losses	18,479	17,335	—

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—Beverly Hills Bancorp Inc. (“BHBC” or the “Company,” formerly known as Wilshire Financial Services Group Inc.) conducts banking operations through a third-tier subsidiary savings bank, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”), and mortgage investment operations through its investment subsidiary, WFC Inc. (“WFC”, formerly known as Wilshire Funding Corporation).

The Company previously conducted loan servicing operations through its wholly-owned servicing subsidiary, Wilshire Credit Corporation (“WCC”). Effective April 30, 2004, the Company completed the sale of WCC to Merrill Lynch Mortgage Capital Inc., a division of Merrill Lynch & Co. See Note 2 for a further discussion of the sale of WCC.

The Bank is engaged in a banking business focused primarily on niche lending products, including commercial and multi-family real estate lending. WFC manages an asset portfolio consisting of mortgage-backed securities and pools of performing, sub-performing and non-performing loans. WCC conducted a full-service mortgage loan servicing business, specializing in the servicing of labor-intensive mortgage pools.

Administrative headquarters of the Company, the Bank and WFC are located in Calabasas, California. The Bank, a federally chartered savings institution regulated by the Office of Thrift Supervision (“OTS”), conducts its operations through a branch in Beverly Hills, California.

Discontinued Operations—The Company accounts for WCC as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the assets and liabilities of WCC have each been combined and presented as separate captions on the Consolidated Statements of Financial Condition, and WCC’s results of operations have been removed from the Company’s results from continuing operations on the Consolidated Statements of Operations and presented separately in a single caption as “Income from discontinued operations.”

Principles of Consolidation—The Company was incorporated in 1996 to be the holding company for Wilshire Acquisitions Corporation (“WAC”), which is the holding company for the Bank. The Company formed certain non-bank subsidiaries, including WFC, and completed an initial public offering of common stock and a public debt offering in the fourth quarter of 1996. Intercompany accounts have been eliminated in consolidation.

Effective May 31, 1999, as part of its restructuring under Chapter 11 of the U.S. Bankruptcy Code, the Company acquired a majority (50.01%) interest in WCC. The 49.99% interest not held by the Company is reflected as “Minority interest in discontinued segment” in the Company’s consolidated statements of operations for the year ended December 31, 2002. In October 2002, pursuant to a litigation settlement agreement (see Note 3), the Company purchased the remaining 49.99% minority interest in WCC. Consequently, for periods from October 2002 through April 30, 2004, when WCC was a wholly-owned subsidiary of the Company, the Company’s consolidated financial statements reflect all of the accounts and operating results of WCC and no longer contain an adjustment for minority interest.

WFC has conducted certain activities with a lender which has participation interests in the returns generated by the assets that serve as collateral for the loans. The accompanying consolidated financial statements include all of the accounts of these joint ventures. The share of these activities held by this lender is reflected as “Investor Participation” in the Company’s consolidated statements of financial condition, operations and cash flows.

Fresh-Start Reporting—The Company accounted for its 1999 reorganization in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

in Reorganization Under the Bankruptcy Code (“SOP 90-7”), which resulted in the creation of a new entity for financial reporting purposes. Pursuant to SOP 90-7, the Company adopted “fresh-start” reporting, whereby the carrying values of its assets and liabilities were adjusted to reflect their estimated fair values as of the May 31, 1999 effective date. The Company amortizes the fresh-start adjustments on a monthly basis over the expected remaining life of the related assets and liabilities.

Use of Estimates in the Preparation of the Consolidated Financial Statements—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include allowances for loan losses, valuation allowances for real estate owned, purchased mortgage servicing rights and net deferred tax assets, the determination of fair values of certain financial instruments for which there is not an active market, the evaluation of other than temporary impairment in the market values of investment securities and other assets, the selection of yields utilized to recognize interest income on certain mortgage-backed securities, and the outcome of pending legal matters. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation—The Company has two stock-based employee compensation plans, the 1999 Equity Participation Plan and the 2002 Equity Participation Plan, pursuant to which stock options have been granted to its directors and certain employees. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the Company’s Equity Participation Plans been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2004, 2003 and 2002 would have been reduced to the pro-forma amounts indicated below.

	2004	2003	2002
Net income to common shareholders:
As reported	$25,577	$6,887	$1,962
Less: Total stock-based compensation expense determined under fair value based-method for all awards, net of related tax effects	576	493	581

Pro-forma	$25,001	$6,394	$1,381

Net income per common and common share equivalent:
Basic earnings per share:
As reported	$1.23	$0.37	$0.11
Pro-forma	1.20	0.35	0.08
Diluted earnings per share:
As reported	$1.20	$0.34	$0.10
Pro-forma	1.17	0.31	0.07

The Company did not grant stock options in 2004. There were no options granted during the years ended December 31, 2003 or 2002 with exercise prices below the market value of the stock at the grant date. The weighted average fair values of options granted during the years ended December 31, 2003 and 2002 were $0.80

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

and $1.06, respectively. Fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 16% (2003) and 41% (2002), risk-free interest rate of 2.8% (2003) and 2.9% (2002), and expected lives of five years.

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

Loans and Discounted Loans, and Allowance for Loan Losses—Loans at the Bank are presented in the consolidated statements of financial condition net of unamortized deferred origination fees and costs and net of allowance for loan losses. Deferred fees and costs are recognized in interest income over the terms of the loans using a method that approximates the interest method. Interest income is recognized on an accrual basis.

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

All specific and general valuation allowances established for pools of loans and discounted loans are recorded in the allowance for loan losses. The allowance for each pool is decreased by the amount of loans charged off and is increased by the provision for estimated losses on loans and recoveries of previously charged-off loans. The allowance for each pool is maintained at a level believed adequate by management to absorb probable losses. Management’s determination of the adequacy of the allowance is based on a number of factors, including, but not limited to, the following: the Company’s historical and recent loss experience in its loan portfolios; the volume, severity and trend of non-performing assets; the extent to which refinances or loan modifications are made to maintain loans in a current status; known deterioration in credit concentrations or certain classes of loans; loan to value ratios of real estate secured loans; risks associated with specific types of

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

collateral; the quality and effectiveness of the lending policy, loan purchase policy, internal asset review policy, charge-off, collection and recovery policies; current conditions in the general and local economies which might affect the collectibility of the loan; anticipated changes in the composition or volume of the portfolio; and reasonableness standards in accordance with regulatory agency policies.

It is the Company’s policy to place loans on non-accrual status when they are past due more than 90 days, or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to on non-accrual status. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

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

Purchased Mortgage Servicing Rights—Purchased mortgage servicing rights (PMSRs) are reported at the lower of amortized cost or fair value. At the time a servicing portfolio is acquired, the Company capitalizes the purchase price of the PMSRs. Subsequently, the Company amortizes such costs on a monthly basis in proportion to and over the period of the estimated future net servicing revenues. On a quarterly basis, the Company evaluates PMSRs for impairment. PMSRs are stratified based on the predominant risk characteristics of the underlying financial assets. The fair value of the PMSRs is then determined by estimating the present value of expected future cash flows, using a discount rate that is considered commensurate with the risks involved. The amounts and timing of the cash flows are estimated after considering various economic factors including prepayment speeds, delinquency, default assumptions and related servicing costs. The amount, if any, by which the amortized cost exceeds the fair value is recorded as an impairment and recognized through a valuation allowance. The Company sold its PMSRs in April 2004.

Goodwill—The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company tests goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Other Intangible Assets, net—Other intangible assets consist of core deposit intangibles at FBBH. The Company evaluates intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Real Estate Owned—Real estate acquired in settlement of loans is held for sale and is originally recorded at the lower of fair value less estimated costs to sell, the carrying value of the underlying loan, or purchase price,

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

respectively. Any excess of net loan cost basis over the fair value less estimated selling costs of real estate acquired through foreclosure is charged to the allowance for loan losses. Any subsequent operating expenses or income, reductions in estimated fair values, as well as gains or losses on disposition of such properties, are recorded in current operations.

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

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001. Under SFAS No. 133, all derivatives are recorded at fair value and presented as either assets or liabilities on the Company’s balance sheets. At December 31, 2003, the Company’s outstanding interest rate swap qualified as a cash flow hedge and was deemed to be a fully effective hedge under SFAS No. 133. Changes in fair values of the swap are not reflected in current earnings, but reflected in accumulated other comprehensive income. The fair value of the interest rate swap is determined by values obtained from outside independent sources. The interest rate swap matured in December 2004.

Income Taxes—The provision for income taxes is based on income recognized for financial statement purposes. The Company files a consolidated U.S. federal income tax return with its eligible subsidiaries. For the year ended December 31, 2004, the Company’s consolidated tax return will include WCC’s activity only for the four-month period from January 1 through April 30, 2004, prior to WCC’s sale to Merrill Lynch.

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

New Accounting Pronouncements—In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”) (revised December 2003), “Consolidation of Variable Interest

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

Entities, an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities (VIEs) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 are effective with the first period ending after December 15, 2003. The Company adopted FIN 46 effective December 31, 2003 and, accordingly, no longer consolidates the VIE which was created in July 2002 for the issuance of trust preferred subordinated debt (see Note 13). The Company’s equity investment in the VIE of $619 is included in other assets in the accompanying consolidated statement of financial condition. The adoption of FIN 46 has not had a material impact on the Company’s financial position or results of operations.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for the Company for loans and debt securities acquired after December 31, 2004. Although the Company anticipates that the implementation of SOP 03-3 will require significant loan system and operational changes to track credit related losses on loans purchased beginning in 2005, the Company does not believe that the adoption of SOP 03-3 will have a significant effect on the Company’s financial condition or results of operations.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary.

In September 2004 the FASB staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board also issued FSP EITF Issue 03-1-b, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10–20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Adoption of this

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

standard may cause the Company to recognize impairment losses in its consolidated statements of operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates. Since fluctuations in the fair value of available-for-sale securities are already recorded in accumulated other comprehensive income, adoption of this standard is not expected to have a significant impact on stockholders’ equity.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R is effective as of the beginning of the first annual or interim period that begins after June 15, 2005, with early adoption encouraged. The Company thus is required to adopt SFAS No. 123R effective July 1, 2005. In adopting SFAS No. 123R, the Company may apply the “modified prospective application” method, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R. In addition, the Company may apply “modified retrospective application,” which would require the recording of compensation expense for all unvested stock options beginning with the first period restated. The Company does not expect the adoption of SFAS No. 123R to result in amounts that are materially different from the current pro forma disclosures under SFAS No. 123.

Reclassifications—Certain items in the consolidated financial statements for 2003 and 2002 were reclassified to conform to the 2004 presentation, none of which affect previously reported net income.

2.    SALE OF WILSHIRE CREDIT CORPORATION

On April 30, 2004, BHBC completed the sale of WCC, the Company’s wholly-owned mortgage servicing subsidiary, to Merrill Lynch Mortgage Capital Inc. for net proceeds of $48.2 million, and realized a gain on the sale of $18.0 million before taxes. WCC was formed in 1999 pursuant to the Company’s reorganization, and comprised the Company’s Loan Servicing Operations business segment. At the time of its sale, WCC serviced over $6 billion principal balance of loans for more than 500 individual and institutional investors and governmental agencies.

Effective January 1, 2004, the Company began accounting for WCC as a disposal group held for sale in accordance with SFAS No. 144. Accordingly, the assets and liabilities of WCC have each been combined and presented in single line-items on the Consolidated Statements of Financial Condition. In addition, WCC’s results of operations have been removed from the Company’s results from continuing operations on the Consolidated Statements of Operations, and have been presented separately in a single caption as “Income from discontinued operations.” In accordance with SFAS No. 144, the Company did not record depreciation expense on WCC’s leasehold improvements and equipment from January 1 through April 30, 2004.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

The following is summarized financial information for WCC:

	April 30, 2004	December 31, 2003
ASSETS:
Cash and cash equivalents	$30	$109
Discounted loans, net	—	522
Leasehold improvements and equipment, net	2,577	2,602
Servicer advance receivables, net	26,428	22,972
Purchased mortgage servicing rights, net	6,772	8,519
Other assets	7,695	7,974

Total assets	$43,502	$42,698

LIABILITIES:
Short-term borrowings and investment financing	$9,162	$3,352
Other liabilities	4,472	9,542

Total liabilities	$13,634	$12,894

Results of operations for WCC were as follows:

	Four Months Ended April 30, 2004	Year Ended December 31,
		2003	2002
Interest income	$(10)	$70	$302
Interest expense	164	614	639

Net interest expense	(174)	(544)	(337)
Provision for loan losses	49	—	166

Net interest expense after provision for loan losses	(223)	(544)	(503)
Servicing income (1)	11,754	35,342	26,786
Other income	699	616	1,740
Compensation and employee benefits expense	9,427	22,669	18,747
Other expenses	2,319	7,019	7,321

Income before income taxes	484	5,726	1,955
Income tax provision	195	2,231	191

Net income	$289	$3,495	$1,764

(1)	WCC’s servicing income for the year ended December 31, 2003 includes an adjustment of $1.3 million that was recorded in the third quarter. This increase represents recoveries of excess deposits pursuant to the clarification and retroactive application of certain servicing agreements.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

Following is a summary of WCC’s loan servicing portfolio by type of loan:

	December 31,
	2003	2002
Single-family residential	$5,973,070	$3,668,401
Multi-family residential	116,119	121,908
Commercial real estate	289,629	218,976
Consumer and other	71,135	78,880

Total (2)	$6,449,953	$4,088,165

(2)	The Company no longer serviced loans as of April 30, 2004. WCC’s servicing portfolio at December 31, 2003 and 2002 also included approximately $0.3 billion unpaid principal balance of non-performing consumer loans in addition to those presented above.

3.    SETTLEMENT OF LITIGATION

Effective in December 2004, the Bank reached a settlement in the bankruptcy of Commercial Loan Corporation (“CLC”) in connection with a lawsuit filed by the Bank against CLC and others regarding a $10.5 million loan portfolio which the Bank purchased from CLC in 2003. As a result of the settlement, the CLC bankruptcy trustee released to the Bank in December 2004 $0.4 million of previously escrowed interest payments made on the loans in this portfolio, and the Bank has assumed the servicing of the loans. Accordingly, these loans have been reclassified as performing assets, and the Bank has recorded previously unrecognized interest income of $0.4 million. The impact of this settlement has been reflected in the Company’s financial results as of and for the year ended December 31, 2004.

On May 13, 2002, the Company entered into an agreement to resolve all issues with all of the plaintiffs in litigation arising from the financial collapse of Capital Consultants LLC (“CCL”). All parties have completed their obligations under the settlement agreement, and this litigation was dismissed in February 2005. The execution of the settlement agreement does not affect the Company’s complete denial of all related claims.

In 2002, the Company recorded a $3.6 million provision for estimated expenses and losses in connection with the settlement, $0.6 million in related charges, and approximately $0.55 million in legal fees and expenses, net of insurance reimbursement, associated with finalizing and implementing this settlement. The settlement is expected to eliminate most of the Company’s future costs arising from the financial collapse of CCL. However, the Company does expect to incur additional expenses in connection with legal costs for a prior officer arising from the events that gave rise to the litigation. The Company incurred approximately $0.9 million, $2.5 million and $1.7 million, respectively, of such costs for former officers for the years ended December 31, 2004, 2003 and 2002.

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

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

The Company did not record any market valuation losses and impairments in 2004. For the year ended December 31, 2003, the Company recorded market valuation losses and impairments of $0.4 million related to certain other assets. In 2002, the Company recorded market valuation losses and impairments totaling $3.7 million. Approximately $3.6 million of these write-downs related to three interest-only government-sponsored enterprise (“GSE”) mortgage-backed securities (I/Os) which the Bank purchased in 2002 as a hedge against possible increases in interest rates. However, as rates continued to decrease throughout 2002, the I/Os declined significantly in value. Since this impairment was deemed to be other than temporary, the write-downs were reflected as market valuation losses and impairments in the accompanying statements of operations, and not as a reduction to stockholders’ equity. In August 2002 the Bank sold two of the I/Os for an additional loss of approximately $0.1 million. In the fourth quarter of 2002, the remaining I/O recovered in value, and the Bank sold the security for a realized gain of approximately $0.8 million. The realized gains and losses on sale are included in the net gain on sales of securities in the accompanying consolidated statements of operations.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

5.    SECURITIES

The amortized cost, fair value and gross unrealized gains and losses on mortgage-backed and other investment securities as of December 31, 2004 and 2003 are shown below. Fair market value estimates were obtained using discounted cash-flow models or from independent parties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Values
December 31, 2004
Available-for-sale:
GSE mortgage-backed securities	$141,233	$289	$745	$140,777
AAA mortgage-backed securities	167,641	166	1,468	166,339
Other mortgage-backed securities	—	345	—	345
Trust preferred securities	8,000	—	—	8,000
Mutual funds	5,750	123	54	5,819

Total available for sale	322,624	923	2,267	321,280

Held-to-maturity:
Agency securities	9,657	138	—	9,795

Total	$332,281	$1,061	$2,267	$331,075

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Values
December 31, 2003
Available-for-sale:
GSE mortgage-backed securities	$160,132	$1,117	$166	$161,083
AAA mortgage-backed securities	62,601	130	571	62,160
Other mortgage-backed securities	218	863	12	1,069
Agency debt securities	10,114	70	—	10,184
Trust preferred securities	8,000	40	—	8,040
Mutual funds	5,750	112	—	5,862

Total available for sale	246,815	2,332	749	248,398

Held-to-maturity:
Agency securities	9,607	147	—	9,754

Total	$256,422	$2,479	$749	$258,152

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2004
GSE mortgage-backed securities	$88,695	$745	$—	$—	$88,695	$745
AAA and other mortgage-backed securities	136,404	1,379	3,616	89	140,020	1,468
Mutual funds	1,946	54	—	—	1,946	54

Total	$227,045	$2,178	$3,616	$89	$230,661	$2,267

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2003
GSE mortgage-backed securities	$29,024	$166	$—	$—	$29,024	$166
AAA and other mortgage-backed securities	23,477	583	—	—	23,477	583

Total	$52,501	$749	$—	$—	$52,501	$749

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of December 31, 2004, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2004, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated statement of operations.

As of December 31, 2004, the Company had no securities maturing in less than five years, $5,872 fair value and $5,845 unamortized cost of securities maturing in over five years through ten years, and approximately $325,203 fair value and $326,436 unamortized cost of securities maturing after ten years. However, the Company expects to receive payments on its securities over periods considerably shorter than their contractual maturities.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

The Company received proceeds of $34,724, $9,436 and $89,139, respectively, on sales of available-for-sale securities during the years ended December 31, 2004, 2003 and 2002. Gross realized gains and losses from sales of available- for- sale securities were $420 and $2, respectively, for the year ended December 31, 2004; $249 and $0, respectively, for the year ended December 31, 2003; and $2,468 and $210, respectively, for the year ended December 31, 2002.

At December 31, 2004 and 2003, securities with amortized cost of $299,576 and $242,454, respectively, and market values of $298,050 and $243,033, respectively, were pledged to secure repurchase agreements, FHLB advances and public deposits.

In September 2003, the Bank transferred two agency securities from the available-for-sale classification to the held-to-maturity classification. At the date of transfer, the two agency securities had an aggregate par value and unrealized loss of approximately $10.2 million and $595, respectively. The unrealized loss of $595 was recorded as a discount and is being amortized to other comprehensive income over the life of the securities. The unrealized loss, net of taxes, is included in other comprehensive income.

6.    LOANS AND DISCOUNTED LOANS

The following is a summary of each loan category by type as of December 31, 2004 and 2003:

	December 31,
	2004	2003
Loans
Real estate loans:
Single family residential	$44,569	$71,031
Multi-family residential	412,074	231,374
Commercial real estate	462,961	311,457

Total loans secured by real estate	919,604	613,862
Consumer and other loans	992	1,043

	920,596	614,905
Add: Premium on purchased loans and deferred fees	2,064	2,637
Less: Allowance for loan losses	(7,277)	(6,735)

	$915,383	$610,807

	December 31,
	2004	2003
Discounted Loans
Real estate loans:
Single family residential	$2,668	$2,229
Multi-family residential	—	1
Commercial real estate	2,562	817
Land	—	62

Total loans secured by real estate	5,230	3,109
Consumer and other loans	692	32,969

	5,922	36,078
Less: Discounts on purchased loans	(56)	(220)
Allowance for loan losses	(3,506)	(32,041)

	$2,360	$3,817

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

As of December 31, 2004 and 2003, loans with adjustable rates of interest were $822,281 and $492,392, respectively, and loans with fixed rates of interest were $104,237 and $158,591, respectively. Adjustable-rate loans are generally indexed to U.S. Treasury Bills, the FHLB’s Eleventh District Cost of Funds Index, LIBOR or Prime and are subject to limitations on the timing and extent of adjustment. Most loans adjust within six months of changes in the index.

At December 31, 2004, loans with unpaid principal balances totaling $920,596 were pledged against Federal Home Loan Bank advances. At December 31, 2003, loans with unpaid principal balances of $279,746 were pledged to secure credit line borrowings and repurchase agreements (see Note 12).

Activity in the allowance for loan losses is summarized as follows:

	Year Ended December 31,
	2004	2003	2002
Balance, beginning of year	$38,776	$47,955	$50,454
Allocations of purchased reserves:
at acquisition	854	—	—
at disposition	(23,595)	—	—
Net change pursuant to fresh-start reporting	(19)	(71)	(114)
Charge-offs	(5,733)	(8,637)	(2,824)
Recoveries	149	68	184
Provision for (recapture of) losses on loans	351	(539)	255

Balance, end of year	$10,783	$38,776	$47,955

The recorded investment in loans that are considered to be impaired is as follows:

	December 31,
	2004	2003	2002
Impaired loans without specific valuation allowances	$5,479	$6,040
Impaired loans with specific valuation allowances	4,060	5,545
Specific valuation allowance related to impaired loans	(3,588)	(4,563)

Impaired loans, net	$5,951	$7,022

Average investment in impaired loans	$8,021	$13,878	$20,273

Interest income recognized on impaired loans	$458	$517	$1,160

Interest income recognized on impaired loans on a cash basis	$458	$517	$1,160

When the Company receives payments on impaired loans that are more than 90 days past due, the payment is applied to principal and interest if the payment brings the loan to less than 90 days delinquent (or, in cases where payments are made in accordance with a bankruptcy plan, the borrower is current under the terms of that plan). If a payment is received on a loan more than 90 days delinquent, such as a foreclosure, and the payment does not bring the loan current, the payment is returned to the borrower. Payments received on impaired loans less than 90 days past due are recorded as both principal and interest in accordance with the terms of the loan. No additional funds are committed to be advanced in connection with impaired loans.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

At December 31, 2004 and 2003, the Company had a total of $8,911 and $11,134, respectively, of loans on nonaccrual status.

The Bank has a geographic concentration of mortgage loans in the western United States, primarily in southern California. The five states with the greatest concentration of the Bank’s loans were California, Nevada, Arizona, Texas and Oregon, which had $565.3 million, $75.2 million, $42.8 million, $38.7 million, and $26.6 million principal amount of loans, respectively, at December 31, 2004. The five states with the greatest concentration of the Company’s discounted loans were Oregon, California, Florida, Texas and Georgia, which had $2.6 million, $0.7 million, $0.3 million, $0.3 million and $0.3 million principal amount of loans, respectively, at December 31, 2004.

Management’s estimates are utilized to determine the adequacy of the allowance for loan losses. Estimates are also involved in determining the ultimate recoverability of purchased loans and, consequently, the pricing of purchased loans. These estimates are inherently uncertain and depend on the outcome of future events. Although management believes the levels of the allowance as of December 31, 2004 and 2003 are adequate to absorb losses inherent in the loan portfolio, changes in interest rates, various other economic factors and regulatory requirements may result in increasing levels of losses. Those losses will be recognized if and when these events occur.

7.    REAL ESTATE OWNED

Real estate owned consists of property that was obtained through foreclosure, and is reported at the lower of its fair value less estimated costs to sell, the net carrying value of the underlying loan, or the acquisition cost. Activity in real estate owned is as follows for the years indicated:

	Year Ended December 31,
	2004	2003	2002
Balance, beginning of year	$267	$1,101	$677
Foreclosures	2,104	738	1,706
Sales and exchanges, net	(379)	(1,394)	(1,250)
Provision for losses	(223)	(178)	(32)

Balance, end of year	$1,769	$267	$1,101

Activity in the valuation allowance on real estate owned is summarized as follows:

	Year Ended December 31,
	2004	2003	2002
Balance, beginning of year	$66	$83	$328
Allocations of purchased reserves:
at acquisition	—	—	476
at disposition	(52)	(31)	(721)
Charge-offs	(32)	(164)	(32)
Provision for losses	223	178	32

Balance, end of year	$205	$66	$83

There was no pledged real estate owned at December 31, 2004.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

8.    LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment consist of the following:

	December 31,
	2004	2003
Leasehold improvements	$572	$475
Construction in progress	448	167
Furniture and equipment	1,805	4,563

Total cost	2,825	5,205
Accumulated depreciation and amortization	(1,971)	(4,651)

	$854	$554

9.    PURCHASED MORTGAGE SERVICING RIGHTS

The balances of the Company’s purchased mortgage servicing rights as of December 31, 2004 and 2003, and changes during the years then ended were as follows:

	2004	2003
Purchase mortgage servicing rights, beginning of year	$250	$713
Amortization	(119)	(639)
Impairment recovery	72	176
Sale of purchased mortgage servicing rights	(203)	—

Purchased mortgage servicing rights, end of year	$—	$250

The changes in the Company’s valuation allowance for impairment of PMSRs are as follows for the years indicated:

	2004	2003
Balance, beginning of year	$(72)	$(642)
Other than temporary impairment	—	394
Recovery of impairment	72	176

Balance, end of year	$—	$(72)

The Company sold its PMSRs in April 2004. Previously, the Company evaluated PMSRs for impairment by stratifying PMSRs based on the predominant risk characteristics of the underlying financial assets. At December 31, 2003, the fair values of the Company’s PMSRs totaled $290. These values were determined using discount rates of 12-15% and prepayment rate assumptions (“CPR”) ranging from 36% to 63%.

For the year ended December 31, 2003, the Company recorded other than temporary impairment of PMSRs of $394, which reduced both the gross carrying value of the PMSRs and the PMSRs’ valuation allowance. The amount of the other than temporary impairment was determined by selecting an appropriate interest rate shock to estimate the amount of the PMSRs’ fair value that the Company might expect to recover in the foreseeable future. To the extent that the gross carrying value of the PMSRs exceeded the estimated recoverable amount, that

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

portion of the gross carrying value was written off as an other than temporary impairment. Although the writedown had no impact on the Company’s results of operations or financial condition, it did reduce the gross carrying value of the PMSRs, which is used as the basis for PMSR amortization.

10. GOODWILL	AND INTANGIBLE ASSETS

In June 2000, the Bank acquired a branch location and recorded goodwill of $3,393 and a core deposit intangible of $1,294. Through December 31, 2001, the goodwill was amortized on a straight-line basis over an estimated useful life of 15 years. In January 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and, as a result, no longer amortizes goodwill, but tests it at least annually for impairment. The Company will continue to amortize the core deposit intangible over its estimated useful life of 5 years.

Following is a summary of the Company’s intangible assets as of December 31, 2004 and 2003:

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets:
Goodwill	$3,393	$(339)	$3,393	$(339)
Core deposit intangible	1,294	(1,165)	1,294	(906)

Total	$4,687	$(1,504)	$4,687	$(1,245)

For the year ended December 31, 2004 the Company recorded amortization expense of $259 related to the core deposit intangible. The net core deposit intangible balance of $129 at December 31, 2004 will be amortized in full in 2005.

There were no changes in the carrying value of goodwill during the year ended December 31, 2004. The Company tested goodwill for impairment as of March 31, 2004 and determined that no impairment charge was required. There were no conditions that indicated impairment as of December 31, 2004.

11.    DEPOSITS

Deposits consisted of the following at the dates indicated:

	December 31,
	2004	2003
Savings accounts	$2,940	$2,319
NOW and money market accounts	111,760	65,500
Noninterest-bearing deposit accounts	4,473	4,175
Certificates of deposit:
Less than $100	99,354	111,639
$100 or more	323,433	289,776

Total deposits	$541,960	$473,409

At December 31, 2004, the Bank held a total of $38,125 in noninterest-bearing demand deposits for BHBC and WFC Inc. These deposits have been eliminated in consolidation and are not reflected in the above amounts.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

A summary of time deposits as of December 31, 2004, by maturity, is as follows:

2005	$343,059
2006	54,586
2007	15,315
2008	9,791
2009	36

$422,787

The Bank’s deposits generally are not collateralized, with the exception of approximately $40 million of public fund certificates of deposit from the State of California, which are secured by mortgage-backed securities.

12. REPURCHASE	AGREEMENTS AND FHLB ADVANCES

At December 31, 2004 and 2003, the Bank had outstanding repurchase agreements totaling $120,000 and $88,000, respectively, which provide liquidity and financing for the Bank’s acquisitions of loan pools and mortgage-backed securities. Following is information about repurchase agreements:

	Year Ended December 31
	2004	2003	2002
Average balance during the year	$89,951	$89,162	$55,651
Highest amount outstanding during the year	120,000	99,170	91,870
Weighted average interest rate - during the year	2.26%	2.04%	2.43%
Weighted average interest rate - end of year	2.74%	1.96%	2.16%

As of December 31, 2004, the Bank had $90.0 million of repurchase agreements maturing within one year and $30.0 million maturing between one and two years. These borrowings are secured by mortgage-backed securities.

In addition to the borrowings described above, the Company’s Mortgage Investment Operations had longer-term investment financing, consisting of lines of credit from institutional lenders. At December 31, 2003, WFC had an outstanding line-of-credit borrowing with an institutional lender in the amount of $0.7 million, bearing interest at 6.12%. WFC repaid this debt facility in full in April 2004.

The Bank has an agreement with the Federal Home Loan Bank of San Francisco (the “FHLB”) whereby the Bank can apply for advances not to exceed 40% of the Bank’s total assets as of the previous quarter-end. These advances are secured by mortgage-backed securities and loans. The balances of FHLB advances outstanding as of December 31, 2004 and 2003 were $474.8 million and $249.3 million, respectively.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

The following table sets forth the Company’s FHLB advances at and for the years ended December 31, 2004 and 2003:

	Year Ended December 31,
	2004	2003	2002
FHLB Advances:
Average amount outstanding during the period	$361,249	$223,424	$189,923
Maximum month-end balance outstanding during the period	474,837	249,337	216,000
Weighted average rate:
During the period	2.95%	4.05%	5.23%
At end of period	2.75%	3.27%	4.66%

The Company’s repurchase agreements and FHLB advances mature as follows:

2005	$279,000
2006	279,500
2007	36,337

Total	$594,837

13.    LONG-TERM DEBT

At December 31, 2004, the Company had outstanding $20.6 million in floating-rate junior subordinated notes payable to a wholly-owned statutory business trust. The notes bear interest at the three-month LIBOR rate plus 3.65% (6.31% at December 31, 2004) and mature in 2032. The notes may be prepaid after July 11, 2007 in whole or in part at par. The Company incurred interest expense of approximately $1.0 million, $1.0 million and $0.5 million on these notes for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company issued the notes to the trust in July 2002. The trust which in turn issued $20 million of trust preferred debt securities which mirror the terms of the notes. Prior to the adoption of FIN 46, this trust was reported as a consolidated subsidiary of the Company, the $20 million of trust preferred securities were included in the Company’s consolidated statement of financial condition under the caption “Trust preferred securities,” and the retained common capital securities of the issuer trusts were eliminated against the Company’s investment in the trust.

Effective December 31, 2003, the Company adopted FIN 46. As a result, the notes are reflected in the Company’s consolidated statement of financial condition under the caption “Junior subordinated notes payable to trust.” In addition, the Company has included its equity investment in the trust of $619 in other assets in its consolidated statement of financial condition as of December 31, 2004 and 2003.

In January and February 2002 the Company issued a total of $7.69 million in 8% convertible subordinated debentures due December 15, 2005. The debentures were issued in a private placement to certain of the Company’s Directors, and provided the majority of the financing for the Company’s December 2001 repurchase of approximately 4.2 million shares of its common stock. In July 2002, after the Company called for redemption of the debentures, the Directors elected to convert their holdings into common stock. Accordingly, the Company canceled the debentures and issued a total of 3,396,416 shares of BHBC common stock to the Directors. The Company incurred interest expense of approximately $0.3 million on these debentures for the year ended December 31, 2002.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

14.    INCOME TAXES

The Company files consolidated federal and state income tax returns with its eligible subsidiaries. As discussed in Note 2, the Company completed the sale of its wholly-owned loan servicing subsidiary, WCC, to Merrill Lynch Mortgage Capital Inc. on April 30, 2004. WCC is accounted for as a discontinued operation in the accompanying consolidated financial statements, and its assets and liabilities and operating results have each been removed from the Company’s consolidated statements of financial condition and operations, respectively, and reported separately in a single caption. Accordingly, the discussion in this note concerns the Company’s income tax provision (benefit) and its deferred tax asset as they relate to its continuing operations.

The components of income from continuing operations before federal and state income taxes were as follows:

	Year Ended December 31,
	2004	2003	2002
Domestic	$18,417	$5,931	$1,418
Foreign	—	—	—

Total	$18,417	$5,931	$1,418

The components of the income tax provision were as follows:

	Year Ended December 31,
	2004	2003	2002
Current tax provision (benefit):
Federal	$379	$391	$(1,556)
State	(65)	233	685

Total current tax provision (benefit)	314	624	(871)

Deferred tax (benefit) provision:
Federal	(18,834)	(10,477)	452
State	314	(2,993)	138

Total deferred tax (benefit) provision	(18,520)	(13,470)	590

Allocation to stockholders’ equity:
Utilization of pre-reorganzational deferred tax assets	22,069	15,385	815

Total allocation to stockholders’ equity	22,069	15,385	815

Total income tax provision	$3,863	$2,539	$534

The Company recorded a total income tax provision on income from continuing operations of approximately $3.9 million for the year ended December 31, 2004. The current federal tax provision for the years ended December 31, 2004, 2003 and 2002 included excess inclusion income earned on certain residual interests in REMICs which cannot be offset by tax losses.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

The difference between the effective tax rate applicable to income from continuing operations and the statutory federal income tax rate can be attributed to the following:

	Year Ended December 31,
	2004	2003	2002
Federal income tax provision at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal tax effect	6.4	6.4	6.8
Excess inclusion income from residual interests in REMICs	—	—	16.8
Refund related to amended excess inclusion income from REMICs	—	—	(24.8)
Reduction in valuation allowance related to post-reorganizational deferred tax assets	(23.3)	—	—
Other	3.9	2.4	4.9

Effective income tax rate	21.0%	42.8%	37.7%

The Company’s deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts. They are attributable to net operating loss carryforwards and also to temporary timing differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 40.4% is applied to each attribute in determining the amount of the related deferred tax asset or liability.

Deferred income tax assets and liabilities as they relate to the Company’s continuing operations are summarized as follows:

	December 31,
	2004	2003
Deferred tax assets:
Loans - purchase discounts, allowances for loan losses and market valuation adjustments	$722	$651
Market adjustment on mortgage-backed securities and hedge instruments	2,479	4,216
Capitalized mortgage servicing rights	—	2,104
Depreciation and amortization	300	92
Net operating loss carryforward, net of cancellation of debt income	43,398	45,773
Accrued expenses	162	255
Capitalized costs	—	406
Goodwill	427	491
Capital loss carryforward	—	2,074

Gross deferred tax assets	47,488	56,062

Deferred tax liabilities:
State taxes	(718)	(3,175)
Pass-through income	(1,615)	(2,701)
Other	(949)	(2,015)

Gross deferred tax liabilities	(3,282)	(7,891)

Total deferred tax asset, net	44,206	48,171
Valuation allowance	(6,794)	(30,117)

Net deferred tax asset	$37,412	$18,054

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2004, the Company evaluated the positive and negative evidence regarding the future realization of the deferred tax assets. Pursuant to this evaluation, the Company concluded that the available objective positive evidence regarding its ability to generate future federal taxable income substantially outweighed the available objective negative evidence regarding future federal taxable income. The Company also concluded that the objective negative evidence regarding the ability to generate certain future state taxable income outweighed the available objective positive evidence regarding certain future state taxable income, due primarily to the curtailment of its operations in the state of Oregon subsequent to the sale of WCC. As a result, the Company believes it is more likely than not that a substantial amount of its deferred tax assets will be realized in future years, and that, as of December 31, 2004, the only valuation allowance required is approximately $6.8 million related to (1) net operating loss carryforwards in Oregon and certain other states and (2) federal net operating loss carryforwards that may not be utilized prior to expiration.

The Company therefore reduced the amount of the valuation allowance and realized the related tax benefit. In accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), as portions of the deferred tax asset are realized and the valuation allowance is reduced, the related benefits, to the extent they relate to the Company’s post-reorganizational period, are recorded as a tax benefit in the consolidated statements of operations. As benefits relating to the Company’s pre-reorganizational period are realized, they are recorded as a direct increase to stockholders’ equity. The net deferred tax asset of $37.4 million is reported as an asset in the consolidated statement of financial condition as of December 31, 2004.

In June 2002 the Company experienced a change in control as set forth by Section 382 of the Internal Revenue Code. In general, a change in control is defined as a greater than 50% ownership shift as measured over the prior three-year period. The change in control will limit the Company’s ability to utilize its net operating loss carryforwards in future periods. The Company has determined that the limitation on the amount that may be used annually to offset taxable income is approximately $6 million.

As of December 31, 2004, the Company had net operating loss carryforwards of approximately $104 million and also had state net operating loss carryforwards. The federal carryforward period runs through 2024. As discussed above, the Company’s net operating loss carryforwards that were generated in the pre-reorganizational period are subject to an annual limitation on the amount that may be used to offset taxable income. The Company believes that it has adequately provided for this limitation with its valuation allowance against the deferred tax asset.

15.    COMMITMENTS AND CONTINGENCIES

Lease Commitments—The following is a schedule of future minimum rental payments under operating leases as of December 31, 2004:

2005	$704
2006	696
2007	712
2008	643
2009	432
Thereafter	2,127

Total	$5,314

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

Loan Commitments—At December 31, 2004, the Bank had outstanding commitments to extend credit of approximately $11.3 million and unfunded commitments under lines of credit of $0.4 million. Loan commitments expose the Bank to credit risk in excess of amounts reflected in the consolidated financial statements. The Bank receives collateral to support loans and commitments to extend credit for which collateral is deemed necessary.

Purchase Commitments—From time to time, the Company enters into various commitments and letters of intent relating to purchases of loans, foreclosed real estate portfolios and other investments. There can be no assurance that any of such transactions will ultimately be consummated. It is the Company’s policy generally to record such transactions in the financial statements in the period in which such transactions are closed. There were no such commitments outstanding at December 31, 2004.

Litigation—The Company expects to incur additional expenses on behalf of a former officer for legal fees and other costs in connection with the events that gave rise to the litigation discussed in Note 3.

In June 2004, a former officer of the Company, pursuant to a plea bargain, pleaded guilty to two felony counts in connection with certain criminal proceedings against him arising out of the financial collapse of CCL. As part of this plea bargain, the former officer agreed to pay restitution in the amount of $2 million. The former officer has made a claim against the Company for this amount, asserting that he is entitled to indemnification under Delaware law. The Company disagrees with this assertion and intends to contest the claim vigorously.

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

Derivatives and Hedging Transactions—During 2002, the Bank entered into an interest rate swap agreement which effectively fixed the interest rate paid on $35 million, as of December 31, 2003, of borrowings under reverse repurchase agreements. Under this agreement, the Bank received a floating rate of interest and paid a fixed rate of interest. The swap expired in December 2004. The fair value of the swap as of December 31, 2003 was an unfavorable $257 thousand. Since the swap qualified for cash flow hedging for accounting purposes, that amount was shown, net of taxes, in accumulated other comprehensive income as an unrealized loss.

16.    REGULATORY MATTERS

Regulatory Agreements—On January 11, 2002, the OTS determined that the Bank may reimburse BHBC for the Bank’s stand-alone tax obligations for periods that are no longer subject to tax carry-back. For those periods that are subject to tax carry-back, the Bank may reimburse BHBC in the lesser amount of BHBC’s actual payments to the taxing authorities or the Bank’s stand-alone tax obligations. The Bank reimbursed BHBC for actual payments to the taxing authorities in 2003 and 2002 of $1,210 and $735, respectively.

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2004 and 2003, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. As of December 31, 2004 and 2003, the total core capital and total risk-based capital amounts of the Bank, compared with the OTS minimum requirements, were as follows:

			Amount Required
	Actual		For Capital Adequacy Purposes			To Be Categorized as “Well Capitalized” under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2004
Total capital to risk-weighted assets (Risk-based capital)	$114,947	11.9%	$77,401	≥	8.0%	$96,751	≥	10.0%
Tier 1 capital to risk-weighted assets	107,858	11.1%	Not Applicable			58,050	≥	6.0%
Core capital to adjusted tangible assets	107,858	8.3%	51,927	≥	4.0%	64,909	≥	5.0%
Tangible capital to tangible assets	107,858	8.3%	19,473	≥	1.5%	Not Applicable

December 31, 2003
Total capital to risk-weighted assets (Risk-based capital)	$83,995	12.2%	$54,944	≥	8.0%	$68,679	≥	10.0%
Tier 1 capital to risk-weighted assets	77,520	11.3%	Not Applicable			41,198	≥	6.0%
Core capital to adjusted tangible assets	77,520	8.6%	36,098	≥	4.0%	45,122	≥	5.0%
Tangible capital to tangible assets	77,520	8.6%	13,537	≥	1.5%	Not Applicable

17.    RELATED PARTY TRANSACTIONS

In the normal course of business, both BHBC and the Bank incur various operating expenses on behalf of the other, and each party reimburses the other on a monthly basis for such expenses. For the year ended December 31, 2004, BHBC made net reimbursements to the Bank totaling $58. For the years ended December 31, 2003 and 2002, the Bank made net reimbursements to BHBC of $524 and $653, respectively.

In 2004, BHBC made capital contributions to the Bank totaling $17,082. Of this amount, $7,500 was in cash, and $9,582 was contributed through the forgiveness of a portion of the Bank’s intercompany income tax liability to BHBC.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

At December 31, 2004, BHBC and WFC held demand deposit accounts at the Bank in the amount of $37,773 and $352, respectively. Management believes that the terms of these deposits are the same as those of other demand deposits held by non-affiliates.

In January and February 2002 the Company issued a total of $7.69 million in 8% convertible subordinated debentures due December 15, 2005 to five of its Directors in a private placement. The proceeds from this issuance provided the majority of the financing for the Company’s December 2001 repurchase of approximately 4.2 million shares of its common stock. In July 2002, after the Company called for redemption of the debentures, the Directors elected to convert their holdings into common stock. Accordingly, the Company canceled the debentures and issued a total of 3,396,416 shares of the Company’s common stock to the Directors in proportion to each Director’s initial investment. The Company incurred approximately $0.3 million in interest expense on the debentures during the year ended December 31, 2002.

18.    EARNINGS PER SHARE

The Company has outstanding stock options which are considered common stock equivalents in the calculation of earnings per share. Following is a reconciliation of net income and weighted average shares outstanding as used to calculate basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
	2004	2003	2002
Income from continuing operations	$14,554	$3,392	$884
Discontinued operations	11,023	3,495	1,078

Net income	$25,577	$6,887	$1,962

Weighted average number of common shares outstanding – basic	20,772,752	18,508,892	17,142,561
Net effect of dilutive stock options – based on treasury stock method	603,331	1,684,762	1,723,505

Weighted average number of common shares outstanding – diluted	21,376,083	20,193,654	18,866,066

Earnings per share – Basic:
Income from continuing operations	$0.70	$0.18	$0.05
Discontinued operations	0.53	0.19	0.06

Net income	$1.23	$0.37	$0.11

Earnings per share – Diluted:
Income from continuing operations	$0.68	$0.17	$0.04
Discontinued operations	0.52	0.17	0.06

Net income	$1.20	$0.34	$0.10

19.    EMPLOYEE BENEFITS AND AGREEMENTS

Profit Sharing Plan—The Company’s employees participate in a defined contribution profit sharing and 401(k) plan. At the discretion of the Company’s Board of Directors, the Company may elect to contribute to the plan based on profits of the Company or based on matching participants’ contributions. The Company contributed $129, $409 and $482, respectively, for the years ended December 31, 2004, 2003 and 2002.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

Employment Agreements—The Company has negotiated employment agreements with certain employees. These agreements provide for the payment of base salaries, performance bonuses subject to certain restrictions, and/or the payment of severance benefits upon termination. Effective January 2004, the Company entered into a “Stay Bonus” agreement with an executive officer.

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

The Company did not grant stock options in 2004. A summary of the Company’s stock options as of December 31, 2004, 2003 and 2002, and changes during the years then ended, is presented below:

	Year Ended December 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,824,168	$1.64	3,596,666	$1.55	3,190,000	$1.35
Granted	—	—	60,000	3.75	550,000	2.65
Exercised	(2,285,826)	1.47	(670,829)	1.28	(75,000)	1.29
Forfeited	(17,502)	1.89	(161,669)	1.91	(68,334)	1.32

Outstanding at end of year	520,840	$2.38	2,824,168	$1.64	3,596,666	$1.55

Exercisable at end of year	411,663	$2.14	2,375,817	$1.48	2,451,660	$1.30

Additional information regarding options outstanding as of December 31, 2004 is as follows:

Range of Exercise Prices	Total Shares	Exercisable Shares	Weighted- Average Remaining Life	Weighted-Average Exercise Price
				Options Outstanding	Options Exercisable
$1.06-$1.38	20,000	20,000	5.12	$1.24	$1.24
$1.63-$1.90	271,668	271,668	6.52	$1.76	$1.76
$2.20-$2.61	64,168	38,331	7.02	$2.35	$2.29
$3.25-$3.80	165,004	81,664	7.77	$3.56	$3.52

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

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

	December 31, 2004		December 31, 2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$15,526	$15,526	$16,739	$16,739
Mortgage-backed securities available for sale	307,461	307,461	224,312	224,312
Investment securities available for sale	13,819	13,819	24,086	24,086
Investment securities held for sale	9,657	9,795	9,607	9,754
Loans, net	915,383	921,562	610,807	617,324
Discounted loans, net	2,360	2,537	3,817	4,504
Accrued interest receivable	5,333	5,333	4,215	4,215
Federal Home Loan Bank stock	22,681	22,681	12,767	12,767
Purchased mortgage servicing rights	—	—	250	290
Receivables from other loan servicers	—	—	770	770
Liabilities:
Deposits	541,960	536,107	473,409	472,117
Repurchase agreements	120,000	119,653	88,000	88,262
FHLB advances	474,837	472,554	249,337	253,670
Investment financing	—	—	681	681
Junior subordinated notes payable to trust	20,619	20,619	20,619	20,619
Accrued interest payable	3,248	3,248	2,563	2,563
Interest-rate swaps	—	—	257	257

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

Loans and Discounted Loans—Loans are segregated by type, such as fixed- and adjustable-rate interest terms. The fair values of fixed-rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed-rate loans as well as anticipated prepayment schedules. The fair values of adjustable-rate mortgage loans are based on discounted cash flows utilizing discount rates that approximate the pricing of available mortgage-backed securities having similar rate and repricing characteristics, as well as anticipated prepayment schedules. No value adjustments have been made for

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

changes in credit within the loan portfolio. It is management’s opinion that the allowance for estimated loan losses pertaining to loans results in a fair value adjustment of the credit risk of such loans. The fair value of discounted loans, which are predominantly non-performing loans, is more difficult to estimate due to uncertainties as to the nature, timing and extent to which the loans will be either collected according to original terms, restructured, or foreclosed upon. Discounted loans’ fair values were estimated using the Company’s best judgment for these factors in determining the estimated present value of future net cash flows discounted at a risk-adjusted market rate of return. For other loans, fair values are estimated for portfolios of loans with similar financial characteristics.

Accrued Interest Receivable, Receivables from Other Loan Servicers and Accrued Interest Payable—The carrying amounts approximate fair values due to the short-term nature of these assets and liabilities.

Federal Home Loan Bank Stock—The carrying amounts approximate fair values because the stock may be sold back to the Federal Home Loan Bank at carrying value.

Purchased Mortgage Servicing Rights—The fair value of PMSRs was determined by estimating the present value of expected future cash flows, using a discount rate that was considered commensurate with the risks involved. The amounts and timing of the cash flows were estimated after considering various economic factors including prepayment speeds, delinquency, default assumptions and related servicing costs. The Company no longer owned PMSRs as of April 2004.

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

Repurchase Agreements and FHLB Advances—The carrying value of repurchase agreements and FHLB advances maturing within one year is a reasonable approximation of fair value. The fair value of repurchase agreements and FHLB advances with maturities greater than one year is estimated using rates currently offered for borrowings and advances of similar maturities.

Investment Financing—The carrying value of the Company’s investment financing was a reasonable approximation of fair value, as the majority of these borrowings matured in less than one year. The Company repaid these borrowings in full in April 2004.

Junior Subordinated Notes Payable to Trust—The carrying value of the Company’s notes payable to the trust is a reasonable approximation of fair value, as this debt bears interest at prevailing market rates, adjusting quarterly.

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

21.    OPERATING SEGMENTS

The Company’s reportable operating segments, as defined by the Company’s management, consist of its Banking Operations and Mortgage Investment Operations. As discussed in Note 3, the Company completed the sale of WCC, which comprised the Company’s Loan Servicing segment, to Merrill Lynch in April 2004. Accordingly, the operating results of WCC are presented separately, in a single caption titled “Income from operations of discontinued segment” in the Company’s consolidated statements of operations.

The operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

•	Banking Operations—Through FBBH, the Company conducts a banking business focused primarily on specialty-niche products, including commercial and multi-family real estate lending and investments in primarily AAA-rated and GSE mortgage-backed securities. The primary sources of liquidity for the Bank’s purchases and originations are wholesale certificates of deposit, retail deposits, FHLB advances and repurchase agreements. The Bank is a federally chartered savings bank and is regulated by the OTS. The Bank has filed an application with the California Department of Financial Institutions (“CDFI”) for conversion to a state commercial bank charter. The Company believes that a CDFI charter would be better aligned with the Bank’s strategic business plan, by providing FBBH with greater flexibility in its operations and increased opportunities for growth.

•	Mortgage Investment Operations—The Company’s investment subsidiary, WFC, manages a portfolio of mortgage-backed securities and pools of performing, sub-performing and non-performing residential and commercial loans. WFC conducts certain of these activities with an institutional investor where such investments align the Company’s interests with those of the institutional investor. WFC’s funding sources have consisted primarily of commercial bank financing and co-investors, with debt service repayment terms that generally parallel the cash flows of the underlying collateral.

•	Holding Company and Miscellaneous Operations—The Company’s Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the Company’s defined business segments. In addition, this segment includes interest expense on the $20.6 million of junior subordinated notes payable issued in July 2002 and eliminations of intercompany accounts and transactions.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

Segment results for the years ended December 31, 2004, 2003 and 2002 are shown in the following tables. This data has been prepared in accordance with the accounting principles discussed in Note 1.

	Year Ended December 31, 2004
	Banking	Loan Servicing	Mortgage Investments	Holding Company	Total
Interest income	$57,728	$—	$2,001	$40	$59,769
Interest expense	25,381	—	13	1,100	26,494

Net interest income (expense)	32,347	—	1,988	(1,060)	33,275
Provision for (recapture of) loan losses	438	—	(87)	—	351

Net interest income (expense) after provision for (recapture of) loan losses	31,909	—	2,075	(1,060)	32,924
Realized gains	418	—	20	—	438
Other income (loss)	1,338	—	(547)	3	794
Compensation and employee benefits expense	6,164	—	—	647	6,811
Other expenses	5,233	—	28	3,667	8,928

Income from continuing operations before income tax provision (benefit)	22,268	—	1,520	(5,371)	18,417
Income tax provision (benefit)	9,241	—	625	(6,003)	3,863

Income from continuing operations	13,027	—	895	632	14,554
Discontinued operations:
Income from operations of discontinued segment	—	484	—	—	484
Gain on disposal of discontinued segment	—	—	—	18,002	18,002
Income tax provision	—	195	—	7,268	7,463

Income from discontinued operations	—	289	—	10,734	11,023

Net income	$13,027	$289	$895	$11,366	$25,577

Total assets	$1,299,196	$—	$22,883	$16,808	$1,338,887

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

	Year Ended December 31, 2003
	Banking	Loan Servicing	Mortgage Investments	Holding Company	Total
Interest income	$45,542	$—	$2,929	$65	$45,536
Interest expense	22,604	—	74	1,007	23,685

Net interest income (expense)	19,938	—	2,855	(942)	21,851
(Recapture of) provision for loan losses	(750)	—	211	—	(539)

Net interest income (expense) after (recapture of) provision for loan losses	20,688	—	2,644	(942)	22,390
Realized gains (losses)	249	—	(435)	17	(169)
Other income (loss)	579	—	(572)	26	33
Compensation and employee benefits expense	4,632	—	543	1,174	6,349
Other expenses	5,506	—	205	4,263	9,974

Income (loss) from continuing operations before income tax provision (benefit)	11,378	—	889	(6,336)	5,931
Income tax provision (benefit)	4,779	—	389	(2,629)	2,539

Income (loss) from continuing operations	6,599	—	500	(3,707)	3,392
Discontinued operations:
Income from operations of discontinued segment	—	5,726	—	—	5,726
Income tax provision	—	2,231	—	—	2,231

Income from discontinued operations	—	3,495	—	—	3,495

Net income (loss)	$6,599	$3,495	$500	$(3,707)	$6,887

Total assets	$906,186	$42,698	$23,254	$3,144	$975,282

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

	Year Ended December 31, 2002
	Banking	Loan Servicing	Mortgage Investments	Holding Company	Total
Interest income	$45,899	$—	$6,348	$468	$52,715
Interest expense	27,445	—	439	738	28,622

Net interest income (expense)	18,454	—	5,909	(270)	24,093
Provision for loan losses	—	—	255	—	255

Net interest income (expense) after provision for loan losses	18,454	—	5,654	(270)	23,838
Realized (losses) gains	(1,354)	—	523		(831)
Other income (loss)	253	—	(745)	(280)	(772)
Compensation and employee benefits expense	3,985	—	1,065	1,601	6,651
Other expenses	5,348	—	796	8,022 *	14,166

Income (loss) from continuing operations before income tax provision (benefit)	8,020	—	3,571	(10,173)	1,418
Income tax provision (benefit)	3,328	—	(4)	(2,790)	534

Income (loss) from continuing operations	4,692	—	3,575	(7,383)	884
Discontinued operations:
Income from operations of discontinued segment	—	1,955	—	—	1,955
Minority interest in discontinued segment	—	(686)	—	—	(686)
Income tax provision	—	191	—	—	191

Income from discontinued operations	—	1,078	—	—	1,078

Net income (loss)	$4,692	$1,078	$3,575	$(7,383)	$1,962

Total assets	$794,078	$33,387	$27,095	$(10,972)	$843,588

*	Other expenses at the Holding Company included $6.45 million in expenses related to the settlement of litigation discussed in Note 3 and expenses incurred on behalf of prior officers in connection with the events that gave rise to the litigation.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

22.    QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	Quarters Ended
	December 31, 2004		September 30, 2004	June 30, 2004	March 31, 2004
Interest income	$16,982		$15,511	$14,654	$12,622
Interest expense	7,254		6,835	6,566	5,839

Net interest income	9,728		8,676	8,088	6,783
(Recapture of) provision for loan losses	(201)		338	100	114

Net interest income after (recapture of) provision for loan losses	9,929		8,338	7,988	6,669
Realized (losses) gains	(3)		120	1	320
Other (loss) income	(398)		346	506	340
Compensation and employee benefits expense	1,823		1,594	1,572	1,822
Other expenses	2,416		2,143	2,227	2,142

Income from continuing operations before income tax provision	5,289		5,067	4,696	3,365
Income tax provision	(1,652	)(1)	2,103	2,016	1,396

Income from continuing operations	6,941		2,964	2,680	1,969
Discontinued operations:
(Loss) income from operations of discontinued segment	—		—	(330)	814
Gain on sale of discontinued segment	(514	)(2)	—	18,516	—
Income tax provision	(422	)(3)	—	7,547	338

Income from discontinued operations	(92)		—	10,639	476

Net income	$6,849		$2,964	$13,319	$2,445

Earnings per share – Basic:
Income from continuing operations	$0.32		$0.14	$0.13	$0.10
Discontinued operations	—		—	0.51	0.02

Net income	$0.32		$0.14	$0.64	$0.12

Earnings per share – Diluted:
Income from continuing operations	$0.32		$0.14	$0.12	$0.09
Discontinued operations	—		—	0.50	0.02

Net income	$0.32		$0.14	$0.62	$0.11

(1)	Amount includes an adjustment to the prior quarters’ tax provisions to reflect a lower overall effective tax rate for the year.
(2)	Amount represents an adjustment to the previously-reported gain on the sale of WCC, and reflects a reduction in the sale proceeds as determined by the Company and Merrill Lynch.
(3)	Amount represents an adjustment for the final intra-period tax allocation to discontinued operations.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

	Quarters Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Interest income	$11,457	$10,841	$11,172	$12,066
Interest expense	5,657	5,605	5,888	6,535

Net interest income	5,800	5,236	5,284	5,531
Provision for (recapture of) loan losses	53	78	(700)	30

Net interest income after provision for (recapture of) loan losses	5,747	5,158	5,984	5,501
Realized (losses) gains	(343)	152	1	21
Other income (loss)	17	(32)	(169)	217
Compensation and employee benefits expense	1,487	1,266	1,934	1,662
Other expenses	2,951	2,150	2,674	2,199

Income from continuing operations before income tax provision	983	1,862	1,208	1,878
Income tax provision	421	797	517	804

Income from continuing operations	562	1,065	691	1,074
Discontinued operations:

Income from operations of discontinued segment	1,318	2,481	1,173	754
Income tax provision	638	871	458	264

Income from discontinued operations	680	1,610	715	490

Net income	$1,242	$2,675	$1,406	$1,564

Earnings per share – Basic:
Income from continuing operations	$0.03	$0.06	$0.04	$0.06
Discontinued operations	0.04	0.08	0.04	0.03

Net income	$0.07	$0.14	$0.08	$0.09

Earnings per share – Diluted:
Income from continuing operations	$0.03	$0.05	$0.03	$0.05
Discontinued operations	0.03	0.08	0.04	0.03

Net income	$0.06	$0.13	$0.07	$0.08

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

23.    PARENT COMPANY INFORMATION

Condensed Statements of Financial Condition

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$37,773	$2,987
Investment in subsidiaries	118,235	129,628
Prepaid expenses and other assets	42,064	31,540

	$198,072	$164,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other liabilities	$1,213	$3,125
Due to affiliates, net	26,720	35,547

Total liabilities	27,933	38,672
Stockholders’ equity	170,139	125,483

	$198,072	$164,155

Condensed Statements of Operations

	Year Ended December 31,
	2004	2003	2002
Interest income	$—	$—	$47
Interest expense	4	3	190

Net interest expense	(4)	(3)	(143)
Non-interest income	3	149	229
Gain on sale of discontinued segment	18,002	—	—
Non-interest expense	4,300	5,544	10,128

Income (loss) before income tax provision (benefit) and equity in net earnings of subsidiaries	13,701	(5,398)	(10,042)
Income tax provision (benefit)	1,406	(668)	(2,596)
Equity in net earnings of subsidiaries	13,282	11,617	9,408

Net income	$25,577	$6,887	$1,962

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except per-share amounts)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,577	$6,887	$1,962
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of WCC	(10,734)	—	—
Tax effect from utilization of net operating loss carryforward	3,590	2,467	815
Tax benefit from exercise of non-qualified stock options	3,217
Equity in net earnings of subsidiaries	(13,282)	(11,617)	(9,408)
Change in:
Prepaid expenses and other assets	(8,895)	(335)	2,611
Accounts payable and other liabilities	1,185	(1,285)	1,208
Due to affiliates, net	(1,912)	1,367	15,168

Net cash (used in) provided by operating activities	(1,254)	(2,516)	12,356

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiary	(7,500)	—	—
Proceeds on sale of WCC	48,225	—	—
Purchase of minority interest in WCC	—	—	(12,000)

Net cash provided by (used in) investing activities	40,725	—	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of subordinated debentures	—	—	7,690
Issuance of common stock	3,241	862	96
Dividends on common stock	(7,926)	—	—
Purchase of treasury stock	—	—	(5,101)

Net cash (used in) provided by financing activities	(4,685)	862	2,685

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,786	(1,654)	3,041
CASH AND CASH EQUIVALENTS:
Beginning of year	2,987	4,641	1,600

End of year	$37,773	$2,987	$4,641

NONCASH FINANCING ACTIVITIES:
Conversion of subordinated debentures into common stock	$—	$—	$7,690
Release of additional valuation allowance related to pre-reorganizational net operating losses	18,479	17,335	—
Issuance of common stock upon acquisition of treasury stock	118	—	—