Form 10-Q
period 2005-03-31
BEVERLY HILLS BANCORP INC
filed 2005-05-06
CIK 1024321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☒  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2005
Common Stock, par value $0.01 per share	21,151,520 shares

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$37,605	$15,526
Mortgage-backed securities available for sale, at fair value	330,469	307,461
Investment securities available for sale, at fair value	13,762	13,819
Investment securities held to maturity, at amortized cost (fair value of $9,765 and $9,795)	9,670	9,657
Loans, net of allowance for loan losses of $7,260 and $7,277	907,033	915,383
Discounted loans, net of allowance for loan losses of $1,273 and $3,506	1,831	2,360
Stock in Federal Home Loan Bank of San Francisco, at cost	23,257	22,681
Real estate owned, net	9	1,769
Leasehold improvements and equipment, net	1,154	854
Accrued interest receivable	6,020	5,333
Deferred tax asset, net	36,761	37,412
Goodwill, net	3,054	3,054
Other tangible assets, net	64	129
Prepaid expenses and other assets	3,988	3,449

TOTAL	$1,374,677	$1,338,887

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$3,597	$4,473
Interest-bearing deposits	546,195	537,487
Repurchase agreements	143,000	120,000
Accounts payable and other liabilities	22,850	10,559
FHLB advances	468,837	474,837
Junior subordinated notes payable to trust	20,619	20,619
Investor participation liability	710	773

Total liabilities	1,205,808	1,168,748

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 26,790,888 and 26,777,554 shares issued (including treasury shares of 5,639,368)	268	268
Additional paid-in capital	164,884	164,740
Treasury stock, 5,639,368 shares, at cost	(15,224)	(15,224)
Retained earnings	22,288	21,442
Accumulated other comprehensive loss, net	(3,347)	(1,087)

Total stockholders’ equity	168,869	170,139

TOTAL	$1,374,677	$1,338,887

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Quarter Ended March 31,
	2005	2004
INTEREST INCOME:
Loans	$13,148	$9,696
Mortgage-backed securities	3,427	2,620
Securities and federal funds sold	351	306

Total interest income	16,926	12,622

INTEREST EXPENSE:
Deposits	3,214	3,113
Borrowings	4,583	2,726

Total interest expense	7,797	5,839

NET INTEREST INCOME	9,129	6,783
(RECAPTURE OF) PROVISION FOR LOSSES ON LOANS	(4)	114

NET INTEREST INCOME AFTER (RECAPTURE OF) PROVISION FOR LOSSES ON LOANS	9,133	6,669

OTHER INCOME:
Loan related fees and charges	313	209
Deposit fees and charges	20	98
Gain on sales of loans, net	—	47
Gain on sale of securities, net	—	273
Real estate owned, net	207	58
Investor participation interest	(34)	(90)
Other income, net	172	65

Total other income	678	660

OTHER EXPENSES:
Compensation and employee benefits	1,869	1,822
Professional fees	706	820
Occupancy	260	185
FDIC insurance premiums	84	108
Data processing	105	144
Insurance	173	118
Depreciation	55	90
Amortization of intangibles	65	65
Directors expense	135	156
Other general and administrative expense	293	456

Total other expenses	3,745	3,964

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	6,066	3,365
INCOME TAX PROVISION	2,578	1,396

INCOME FROM CONTINUING OPERATIONS	3,488	1,969

DISCONTINUED OPERATIONS (NOTE 3):
INCOME FROM OPERATIONS OF DISCONTINUED SEGMENT	—	814
INCOME TAX PROVISION	—	338

INCOME FROM DISCONTINUED OPERATIONS	—	476

NET INCOME	$3,488	$2,445

Earnings per share – Basic:
Income from continuing operations	$0.16	$0.10
Discontinued operations	—	0.02

Net income	$0.16	$0.12

Earnings per share – Diluted:
Income from continuing operations	$0.16	$0.09
Discontinued operations	—	0.02

Net income	$0.16	$0.11

Weighted average number of shares – Basic	21,138,964	20,022,989
Weighted average number of shares – Diluted	21,465,008	21,288,258

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except share data)

	Quarter Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,488	$2,445
Less: income from discontinued operations, net of taxes	—	(476)

Income from continuing operations	3,488	1,969
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
(Recapture of) provision for estimated losses on loans	(4)	163
Provision for losses on real estate owned	—	18
Change in valuation allowance for mortgage servicing rights	—	97
Depreciation and amortization	120	154
Deferred tax provision	2,311	—
Gain on sale of real estate owned	(218)	(87)
Loss on disposal of equipment	—	2
Gain on sale of loans	—	(47)
Gain on sale of securities	—	(273)
Amortization of discounts and deferred fees	497	674
Amortization of mortgage servicing rights	—	1,385
Tax benefit from exercise of nonqualified stock options	37	—
Federal Home Loan Bank stock dividends	—	(120)
Change in:
Servicer advance receivables	—	(3,491)
Service fees receivable	—	314
Accrued interest receivable	(687)	(695)
Receivables from other loan servicers	—	381
Prepaid expenses and other assets	(539)	80
Accounts payable and other liabilities	12,348	2,051
Investor participation liability	(63)	(181)
Net cash used in operating activities of discontinued segment	—	1,143

Net cash provided by operating activities of continuing operations	17,290	3,537

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(4,764)	(85,585)
Loan repayments	34,908	39,591
Loan originations	(21,628)	(98,922)
Purchase of mortgage-backed securities available for sale	(48,927)	(105,229)
Repayments of mortgage-backed securities available for sale	21,927	22,253
Proceeds from sale of mortgage-backed securities available for sale	—	7,859
Proceeds from sale of investment securities available for sale	—	10,130
Purchases of FHLB stock	(576)	(2,980)
Proceeds from sale of real estate owned	1,987	850
Purchases of leasehold improvements and equipment	(355)	(355)
Net cash provided by investing activities of discontinued segment	—	(282)

Net cash used in investing activities of continuing operations	(17,428)	(212,670)

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(Dollars in thousands, except share data)

	Quarter Ended March 31,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$7,832	$162,717
Proceeds from FHLB advances	45,000	230,000
Repayments of FHLB advances	(51,000)	(162,000)
Increase (decrease) in repurchase agreements	23,000	(11,500)
Repayments of long-term financing	—	(1,233)
Proceeds from exercise of stock options	27	2,327
Dividends on common stock	(2,642)	—
Net cash provided by financing activities of discontinued segment	—	(310)

Net cash provided by financing activities of continuing operations	22,217	220,001

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,079	10,868
CASH AND CASH EQUIVALENTS:
Beginning of period	15,526	18,739

End of period	$37,605	$29,607

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION –
Cash paid during the period for:
Interest	$7,746	$4,610
Income taxes, net	22	—
NONCASH INVESTING ACTIVITIES:
Additions to real estate owned acquired in settlement of loans	9	1,962

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per-share data and where noted)

1.	BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Beverly Hills Bancorp Inc. (“BHBC”) and its subsidiaries (the “Company”) are unaudited and should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in such Annual Report on Form 10-K.

In the opinion of management, all adjustments, generally comprised of normal recurring accruals necessary for a fair presentation of the interim condensed consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potentially dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the quarters ended March 31, 2005 and 2004.

	Quarter Ended March 31,
	2005	2004
Income from continuing operations	$3,488	$1,969
Discontinued operations	—	476

Net income	$3,488	$2,445

Weighted average number of common shares outstanding – basic	21,138,964	20,022,989
Net effect of dilutive stock options – based on treasury stock method	326,044	1,265,269

Weighted average number of common shares outstanding – diluted	21,465,008	21,288,258

Earnings per share – basic:
Income from continuing operations	$0.16	$0.10
Discontinued operations	—	0.02

Net income	$0.16	$0.12

Earnings per share – diluted:
Income from continuing operations	$0.16	$0.09
Discontinued operations	—	0.02

Net income	$0.16	$0.11

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(Dollars in thousands, except per-share data and where noted)

The Company has two stock-based employee compensation plans, the 1999 Equity Participation Plan and the 2002 Equity Participation Plan, pursuant to which stock options have been granted to its directors and certain employees. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the Company’s Equity Participation Plans been determined based on the fair value at the grant date consistent with the methods of Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company’s net income and earnings per share for the quarters ended March 31, 2005 and 2004 would have been reduced to the pro-forma amounts indicated below.

	Quarter Ended March 31,
	2005	2004
Net income, as reported	$3,488	$2,445
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	84	122

Pro forma net income	$3,404	$2,323

Earnings per share – basic:
As reported	$0.16	$0.12

Pro forma	$0.16	$0.12

Earnings per share – diluted:
As reported	$0.16	$0.11

Pro forma	$0.16	$0.11

3.	SALE OF WILSHIRE CREDIT CORPORATION

On April 30, 2004, the Company completed the sale of its wholly owned mortgage servicing subsidiary, Wilshire Credit Corporation (“WCC”), to Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”). Effective January 1, 2004, the Company began accounting for WCC as a disposal group held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, WCC’s operating results for the quarter ended March 31, 2004 have been removed from the Company’s results from continuing operations on the Consolidated Statements of Operations, and are presented separately under the caption “Discontinued operations.”

Results of operations for WCC were as follows:

Quarter Ended March 31, 2004
Interest income	$(10)
Interest expense	127

Net interest expense	(137)
Provision for loan losses	49

Net interest expense after provision for loan losses	(186)
Servicing income	8,334
Other income	476
Compensation and employee benefits expense	6,103
Other expenses	1,707

Income before income taxes	814
Income tax provision	338

Net income	$476

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(Dollars in thousands, except per-share data and where noted)

4.	COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

At March 31, 2005, the Company’s banking subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH,” or the “Bank”), had outstanding commitments to fund $14.4 million of loans and to purchase $18.5 million of loans. In addition, the Bank had unfunded commitments under lines of credit of $0.4 million.

The Company continues to incur legal expenses on behalf of prior officers in connection with the events that gave rise to litigation arising from the financial collapse of Capital Consultants LLC (“CCL”) in 2000. Such expenses totaled $22 for the quarter ended March 31, 2005, compared with $0.3 million for the quarter ended March 31, 2004. The Company expects these costs to continue to decline in future periods.

5.	INCOME TAXES

The Company files consolidated federal and state income tax returns with its eligible subsidiaries. The Company recorded an income tax provision of $2.6 million for the quarter ended March 31, 2005, compared with a provision from continuing operations of $1.4 million for the quarter ended March 31, 2004. A portion of the Company’s income tax provision is not expected to be currently payable, due to the utilization of the Company’s net operating loss carryforwards. The Company’s deferred tax provision (benefit) is determined on a quarterly basis pursuant to an evaluation of its net deferred tax asset. These deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts and are attributable to net operating loss carryforwards and also to other differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 42.5% is applied to each attribute in determining the amount of the related deferred tax asset or liability. Decreases (increases) in the net deferred tax asset are recorded as a deferred tax provision (benefit) in the consolidated statements of operations.

The Company’s net deferred tax asset was $36.8 million and $37.4 million, respectively, at March 31, 2005 and December 31, 2004. In accounting for the deferred tax asset, the Company applies SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires, among other things, that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has evaluated the positive and negative evidence regarding the future realization of the deferred tax assets. Pursuant to this evaluation, the Company has concluded that the available objective positive evidence regarding its ability to generate future federal taxable income substantially outweighed the available objective negative evidence regarding future federal taxable income. The Company also concluded that the objective negative evidence regarding the ability to generate certain future state taxable income outweighed the available objective positive evidence regarding certain future state taxable income, primarily as a result of the curtailment of its operations in the state of Oregon subsequent to the sale of WCC.

As a result, the Company believes it is more likely than not that a substantial amount of its deferred tax assets will be realized in future years, and that, as of March 31, 2005, the only valuation allowance required is $6.8 million related to (1) net operating loss carryforwards in Oregon and certain other states and (2) federal net operating loss carryforwards that may not be utilized prior to expiration. As benefits relating to the Company’s pre-reorganizational (before June 10, 1999) period are realized and the valuation allowance is reduced, the tax effect is recorded as an increase to stockholders’ equity in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and not as a tax benefit in the statement of operations. As benefits relating to the Company’s post-reorganizational period are realized, the tax effect will be recorded as a tax benefit in the consolidated statements of operations.

As of March 31, 2005, the Company had U.S. net operating loss carryforwards of approximately $104 million, and also has approximately $99 million in state net operating loss carryforwards. The federal carryforward period runs through 2024. However, in June 2002 the Company experienced a change in control as defined by Section 382 of the Internal Revenue Code. In general, a change in control is defined as a greater than 50% ownership shift as measured over the prior three-year period. As a result of the change in control, the Company’s net operating loss carryforwards that were generated prior to the change in control are subject to a limitation on the amount that may be used annually to offset taxable income. The Company has determined that the amount of this limitation is approximately $6 million per year and believes that its valuation allowance against the deferred tax asset provides adequately for this limitation.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(Dollars in thousands, except per-share data and where noted)

6.	OPERATING SEGMENTS

The Company reports segment data in accordance with the accounting principles discussed in Note 1 to the Consolidated Financial Statements in the 2004 Annual Report on Form 10-K. As discussed in Note 3, the Company completed the sale of WCC, which comprised the Company’s Loan Servicing segment, to Merrill Lynch effective April 30, 2004. Accordingly, the operating results of WCC are presented separately under the caption “Discontinued operations” in the consolidated statements of operations for the quarter ended March 31, 2004.

The operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

•	Banking Operations—Through FBBH, the Company conducts a banking business focused primarily on specialty-niche products, including commercial and multi-family real estate lending and investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. The primary sources of liquidity for the Bank’s purchases and originations are wholesale certificates of deposit, retail deposits, Federal Home Loan Bank advances and repurchase agreements. The Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision (“OTS”). The Bank has filed an application with the California Department of Financial Institutions (“DFI”) for conversion to a state commercial bank charter. On April 13, 2005, the DFI approved the Bank’s application subject to certain conditions, as amended on April 28, 2005. The Bank expects to be in compliance with all such conditions prior to the effective date of the conversion.

•	Mortgage Investment Operations—The Company’s investment subsidiary, WFC Inc. (“WFC”), manages a portfolio of mortgage-backed securities and pools of performing, sub-performing and non-performing residential and commercial loans. WFC conducts certain of these activities with an institutional investor where such investments align the Company’s interests with those of the institutional investor. WFC’s funding sources have consisted primarily of commercial bank financing and co-investors, with debt service repayment terms that generally parallel the cash flows of the underlying collateral.

•	Holding Company and Miscellaneous Operations—The Company’s Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the Company’s defined business segments. In addition, this segment includes interest expense on the $20.6 million of junior subordinated notes payable issued in July 2002 and eliminations of intercompany accounts and transactions.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(Dollars in thousands, except per-share data and where noted)

Segment data for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31, 2005
	Banking	Mortgage Investments	Holding Company and Miscellaneous Operations	Total
Interest income	$16,599	$306	$21	$16,926
Interest expense	7,468	—	329	7,797

Net interest income (expense)	9,131	306	(308)	9,129
Recapture of loan losses	—	(4)	—	(4)

Net interest income (expense) after recapture of loan losses	9,131	310	(308)	9,133
Other income (loss)	720	(42)	—	678
Compensation and employee benefits expense	1,779	—	90	1,869
Other expenses	1,266	11	599	1,876

Income (loss) before taxes	6,806	257	(997)	6,066
Income tax provision (benefit)	2,893	109	(424)	2,578

Net income (loss)	$3,913	$148	$(573)	$3,488

Total assets	$1,337,116	$27,302	$10,259	$1,374,677

	Three Months Ended March 31, 2004
	Banking	Loan Servicing	Mortgage Investments	Holding Company and Miscellaneous Operations	Total
Interest income	$12,048	$—	$560	$14	$12,622
Interest expense	5,572	—	10	257	5,839

Net interest income (expense)	6,476	—	550	(243)	6,783
Provision for loan losses	—	—	114	—	114

Net interest income (expense) after provision for loan losses	6,476	—	436	(243)	6,669
Realized gains	273	—	47	—	320
Other income (loss)	478	—	(138)	—	340
Compensation and employee benefits expense	1,568	—	—	254	1,822
Other expenses	1,314	—	3	825	2,142

Income (loss) from continuing operations before taxes	4,345	—	342	(1,322)	3,365
Income tax provision (benefit)	1,825	—	142	(571)	1,396

Income (loss) from continuing operations	2,520	—	200	(751)	1,969
Discontinued operations:
Income from operations of discontinued segment	—	814	—	—	814
Income tax provision	—	338	—	—	338

Income from discontinued operations	—	476	—	—	476

Net income (loss)	$2,520	$476	$200	$(751)	$2,445

Total assets	$1,129,780	$43,835	$23,055	$3,774	$1,200,444

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(Dollars in thousands, except per-share data and where noted)

7.	GOODWILL AND INTANGIBLE ASSETS

In June 2000, FBBH acquired a branch location and recorded goodwill of $3.4 million and a core deposit intangible of $1.3 million. Through December 31, 2001, the goodwill was amortized on a straight-line basis over an estimated useful life of 15 years. In January 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and, as a result, no longer amortizes goodwill, but tests it at least annually for impairment. The Company will continue to amortize the core deposit intangible over its estimated useful life of 5 years.

Following is a summary of the Company’s goodwill and intangible assets:

	As of March 31, 2005		As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$3,393	$(339)	$3,393	$(339)
Core deposit intangible	1,294	(1,230)	1,294	(1,165)

Total	$4,687	$(1,569)	$4,687	$(1,504)

The Company recorded amortization expense of $65 related to the core deposit intangible for the quarter ended March 31, 2005. The net core deposit intangible balance of $64 as of March 31, 2005 will be amortized in full in the second quarter of 2005.

There were no changes in the carrying value of goodwill during the quarter ended March 31, 2005. The Company tested goodwill for impairment as of March 31, 2005 and determined that no impairment charge was required.

8.	LEGAL MATTERS

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

9.	CASH DIVIDEND

In the first quarter of 2005 the Company declared its regular quarterly dividend of $0.125 per share. The total dividend of $2.6 million was paid to stockholders on April 1, 2005.

10.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R is effective as of the beginning of the first fiscal year that begins after June 15, 2005. The Company thus is required to adopt SFAS No. 123R effective January 1, 2006. In adopting SFAS No. 123R, the Company may apply the “modified prospective application” method, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R. In addition, the Company may apply “modified retrospective application,” which would require the recording of compensation expense for all unvested stock options beginning with the first period restated. The Company does not expect the adoption of SFAS No. 123R to result in amounts that are materially different from the current pro forma disclosures under SFAS No. 123.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Interim Condensed Consolidated Financial Statements of Beverly Hills Bancorp Inc. (“BHBC”) and the notes thereto included elsewhere in this filing. References in this filing to the “Company,” “we,” “our,” and “us” refer to BHBC and its consolidated subsidiaries, unless the context indicates otherwise.

Beverly Hills Bancorp Inc. (“BHBC”) is a financial holding company that conducts banking and lending operations in southern California and surrounding states through its wholly-owned subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH” or the “Bank”), and mortgage investment operations through its investment subsidiary, WFC Inc. (“WFC”).

Subsequent to the April 30, 2004 sale of our loan servicing subsidiary, Wilshire Credit Corporation (“WCC”), we have operated primarily as a unitary bank holding company. Consequently, our business strategy is focused on the growth and profitability of our banking subsidiary, FBBH, through (1) originations and purchases of commercial real estate and multi-family mortgage loans and (2) investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities.

The Bank has filed an application with the California Department of Financial Institutions (“DFI”) for conversion to a state commercial bank charter. Management believes that a state bank charter is better aligned with the Bank’s strategic business plan, by providing FBBH with greater flexibility in its lending operations and increased opportunities for growth. On April 13, 2005, the DFI approved the Bank’s application subject to certain conditions, as amended on April 28, 2005. The Bank expects to be in compliance with all such conditions prior to the effective date of the conversion. In addition, in connection with the Bank’s DFI application, BHBC is required to be approved as a holding company under the federal Bank Holding Company Act. BHBC is in the process of filing an application with the Federal Reserve Board to obtain such approval.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our Critical Accounting Policies and Estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Report on Form 10-K for the year ended December 31, 2004. There were no changes to our Critical Accounting Policies and Estimates in the quarter ended March 31, 2005.

RESULTS OF OPERATIONS—QUARTER ENDED MARCH 31, 2005 COMPARED TO QUARTER ENDED MARCH 31, 2004

Our net income for the quarter ended March 31, 2005 was $3.5 million, or $0.16 per diluted share, compared with $2.4 million, or $0.11 per diluted share, for the quarter ended March 31, 2004.

The Company’s consolidated results for the first quarter of 2004 include the results of our former loan servicing subsidiary, WCC, which was sold to Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”) in the second quarter of 2004. WCC’s income for the first quarter of 2004 is presented separately under the caption “Discontinued operations” in the accompanying consolidated statements of operations. Income from continuing operations, excluding the results of WCC, increased by 77%, from $2.0 million ($0.09 per diluted share) for the quarter ended March 31, 2004 to $3.5 million ($0.16 per diluted share) for the quarter ended March 31, 2005.

Pre-tax income from continuing operations increased from $3.4 million for the first quarter of 2004 to $6.1 million for the first quarter of 2005. A portion of the Company’s $2.6 million income tax provision for the first quarter of 2005 is not expected to be payable, due to the utilization of the Company’s net operating loss carryforwards.

The increase in net income for the first quarter of 2005 reflects a $2.3 million increase in net interest income, primarily at our banking subsidiary, and a $0.2 million decrease in operating expenses. In addition, we did not record a provision for loan losses in the first quarter of 2005, compared with a provision of $0.1 million for the first quarter of 2004.

Our stockholders’ equity decreased by $1.3 million during the three months ended March 31, 2005 to $168.9 million, or $7.87 book value per diluted share, notwithstanding the net income of $3.5 million. This decrease was due to after-tax unrealized losses of $2.3 million on our portfolio of available-for-sale securities during the quarter, as a result of recent increases in market interest rates, and cash dividends of $2.6 million.

Following is a discussion of the operating results of our Banking Operations and Mortgage Investment Operations segments, and our discontinued Loan Servicing Operations.

FIRST BANK OF BEVERLY HILLS, F.S.B.

Results of Operations - FBBH

The following table compares income before taxes for FBBH for the quarters ended March 31, 2005 and 2004.

	Quarter Ended March 31,		Increase (Decrease)
	2005	2004
	(Dollars in thousands)
Interest income	$16,599	$12,048	$4,551
Interest expense	7,468	5,572	1,896

Net interest income	9,131	6,476	2,655
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	9,131	6,476	2,655
Realized gains on sales	—	273	(273)
Other income	720	478	242
Compensation and employee benefit expense	1,779	1,568	211
Other expenses	1,266	1,314	(48)

Income before taxes	$6,806	$4,345	$2,461

Net Interest Income

The following table sets forth information regarding the Bank’s income from interest-earning assets and expenses from interest-bearing liabilities for the quarters ended March 31, 2005 and 2004:

	Quarter Ended March 31, 2005			Quarter Ended March 31, 2004
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Federal funds and short-term investments	$15,234	$99	2.59%	$18,841	$53	1.10%
Mortgage-backed and other securities	338,140	3,470	4.11%	267,686	2,614	3.91%
Loans (1) (2)	917,026	13,030	5.68%	639,863	9,381	5.86%

Total interest-earning assets	1,270,400	16,599	5.23%	926,390	12,048	5.15%

Interest-Bearing Liabilities:
Interest-bearing deposits	560,035	3,214	2.33%	531,662	3,113	2.35%
Borrowings	613,570	4,254	2.81%	322,842	2,459	3.05%

Total interest-bearing liabilities	1,173,605	7,468	2.58%	854,504	5,572	2.62%

Net interest income		$9,131			$6,476

Net interest spread			2.65%			2.53%

Net interest margin			2.91%			2.80%

(1)	It is the Bank’s policy to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

(2)	Interest income on loans includes the accretion of loan fees of $40 and $29, respectively, for the quarters ended March 31, 2005 and 2004.

The Bank’s net interest income was $9.1 million for the quarter ended March 31, 2005, compared with $6.5 million for the quarter ended March 31, 2004. The net interest spread increased by 12 basis points, from 2.53% for the first quarter of 2004 to 2.65% for the first quarter of 2005, and the net interest margin increased from 2.80% to 2.91% for the same periods.

The increase in net interest income in the first quarter of 2005 as compared with the first quarter of 2004 was primarily attributable to the Bank’s significant loan originations throughout 2004, utilizing primarily borrowings and, to a lesser extent, deposits as funding sources. As a result, the average balance of the Bank’s earning-asset portfolio increased to $1.3 billion for the quarter ended March 31, 2005, compared with $926 million for the quarter ended March 31, 2004. In addition, but to a lesser extent, the Bank’s net interest income was positively impacted by the increase in spread noted above. Despite the recent increase in market interest rates, the Bank’s weighted-average cost of funds declined by 4 basis points from the first quarter of 2004 to the first quarter of 2005, while its yield on interest-earning assets increased by 8 basis points over the same periods.

The Bank’s interest income on mortgage-backed and other investment securities was $3.5 million for the quarter ended March 31, 2005, compared with $2.6 million for the quarter ended March 31, 2004. The increase in the first quarter of 2005 was due to an increase in the average investment balance, primarily as a result of the Bank’s purchases of $238.4 million of mortgage-backed and other investment securities in 2004. In addition, as a result of the recent rise in market interest rates, the Bank’s yield on mortgage-backed and other investment securities increased by 20 basis points from for the first quarter of 2004 to the first quarter of 2005.

The Bank’s interest income on loans was $13.0 million for the quarter ended March 31, 2005, compared with $9.4 million for the quarter ended March 31, 2004. This increase was due to a $277.2 million increase in the average loan balance for the first quarter of 2005, which resulted from both significant loan originations in 2004 and a slowing of prepayments as compared with the prior year. The effect of this increase in average loan volume was partially offset by an 18-basis point decline in average yield, from 5.86% for the first quarter of 2004 to 5.68% for the first quarter of 2005. This decline in yield, in light of recent increases in interest rates, occurred since the majority of the Bank’s loan portfolio was originated or purchased during the low interest-rate environment of the past two years. The Bank’s loan growth slowed in the first quarter of 2005, primarily due to the increase in interest rates during that quarter, which reduced the number of refinancings, and also due to increasing competitiveness in loan pricing. However, the Bank’s pipeline of loans in process increased by $58.5 million during the quarter to $165.7 million, indicating the potential for higher loan originations in the future. The Bank also anticipates increasing its loan purchasing activity.

FBBH’s interest expense on deposits totaled $3.2 million for the quarter ended March 31, 2005, compared with $3.1 million for the quarter ended March 31, 2004. The increase resulted from a $28.4 million increase in the average deposit balance, as the Bank raised new brokered certificates of deposit in early 2004 to finance its loan originations and purchases. The Bank has since permitted the run-off of its higher-costing certificates of deposit and has utilized repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to finance its asset acquisitions. The higher average deposit volume in the first quarter of 2005 was partially offset by a decline in cost of 2 basis points, from 2.35% for the quarter ended March 31, 2004 to 2.33% for the quarter ended March 31, 2005, as a significant portion of the Bank’s certificates of deposit were raised prior to the recent increase in market interest rates.

The Bank’s interest expense on borrowings was $4.3 million for the quarter ended March 31, 2005, compared with $2.5 million for the quarter ended March 31, 2004. This increase was due to a significant increase in the average balance of outstanding borrowings. Beginning in the second quarter of 2004, after receiving a deposit of $52 million from BHBC representing primarily the gross proceeds from the sale of WCC, the Bank increasingly utilized FHLB advances and repurchase agreements as its primary funding source in lieu of higher-costing certificates of deposit. This increase in average borrowings was partially offset by a decline in the cost of borrowings from 3.05% for the first quarter of 2004 to 2.81% for the first quarter of 2005. This decline in average cost, despite rising market interest rates, was due primarily to the maturity of some of the Bank’s older, higher-costing borrowing facilities.

Provision for Loan Losses

Provisions for losses on loans are charged to operations to maintain an allowance for losses on the loan portfolio at a level which the Bank believes is adequate based on an evaluation of the inherent risks in the portfolio. The Bank’s evaluation is based on an analysis of the loan portfolio, historical loss experience, credit concentrations, current economic conditions and trends, the effects of interest rate changes on collateral values, and other relevant factors. The evaluation of the inherent loss with respect to these factors is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. Management currently intends to maintain an unallocated allowance in the range of 3% to 6% of the total estimated allowance for loan losses, due to the inherent risk associated with the imprecision in estimating the allowance. Pursuant to its quarterly evaluation of the adequacy of its loan loss reserves, the Bank determined that no provision for loan losses was required for the first quarters of 2005 and 2004.

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

Realized Gains on Sales

In the first quarter of 2004, the Bank realized a gain of $0.3 million on sales of $17.7 million of mortgage-backed securities. There was no such sales activity in the first quarter of 2005.

Net gains on sales of securities are generated primarily in declining interest rate environments. Accordingly, gains or losses from sales of securities may fluctuate significantly from period to period, and the results in any period are not necessarily indicative of the results that may be attained in future periods.

Other Income

The Bank’s other income was $0.7 million for the quarter ended March 31, 2005, compared with $0.5 million for the quarter ended March 31, 2004. This increase reflects a net gain of $0.2 million on sales of three real properties during the quarter and a $0.1 million increase in dividends on FHLB stock, partially offset by a decline in loan fees.

Compensation and Employee Benefits Expense

The Bank’s compensation and employee benefits expense totaled $1.8 million for the quarter ended March 31, 2005, compared with $1.6 million for the quarter ended March 31, 2004. This increase was due to higher staffing levels in the first quarter of 2005, primarily as a result of (i) an increase in the Bank’s lending staff, (ii) the opening of the new branch in Calabasas and (iii) the conversion to an in-house loan servicing system in 2004. Partially offsetting these increases was a decline in incentive compensation, as a result of the lower level of loan fundings as compared with the first quarter of 2004.

Other Expenses

The Bank’s other expenses totaled approximately $1.3 million for the quarters ended March 31, 2005 and 2004. The Bank’s occupancy expense increased slightly as a result of the renewal of the lease at its Calabasas, California offices which became effective on August 31, 2004. Depreciation expense declined slightly, as many of the Bank’s leasehold improvements at its Calabasas offices became fully depreciated upon the expiration of the original lease. In most expense categories, costs remained largely consistent from the first quarter of 2004 to the first quarter of 2005, reflecting the Bank’s efforts to control overhead.

Changes in Financial Condition – First Bank of Beverly Hills

Following are condensed statements of financial condition for FBBH as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$37,605	$15,526
Mortgage-backed securities available for sale, at fair value	330,066	307,116
Other investment securities available for sale, at fair value	13,762	13,819
Investment securities held to maturity, at amortized cost	9,670	9,657
Loans, net	907,086	915,447
Real estate owned	9	1,769
Other assets	38,918	35,291

Total Assets	$1,337,116	$1,298,625

LIABILITIES:
Deposits	$584,283	$580,085
Repurchase agreements	143,000	120,000
FHLB advances	468,837	474,837
Other liabilities	29,602	13,928

Total liabilities	1,225,722	1,188,850

STOCKHOLDER’S EQUITY	111,394	109,775

Total liabilities and stockholder’s equity	$1,337,116	$1,298,625

Mortgage-Backed and Other Securities Available for Sale. The Bank’s portfolio of mortgage-backed securities (MBS) available for sale increased by $22.9 million during the quarter ended March 31, 2005. This increase reflects purchases of $48.9 million of AAA-rated MBS, partially offset by principal repayments of $21.9 million. In addition, the Bank recorded unrealized holding losses on its portfolio of $3.9 million, as a result of the increase in market rates of interest during the quarter.

The Bank’s portfolio of other investment securities available for sale decreased by $0.1 million during the quarter ended March 31, 2005 as a result of an increase in unrealized holding losses.

The following table sets forth the Bank’s holdings of MBS and other investment securities as of March 31, 2005 and December 31, 2004.

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Available for sale, at fair value:
AAA mortgage-backed securities	$187,086	$166,339
GSE mortgage-backed securities	130,117	140,777
Other mortgage-backed securities	12,863	—
Trust preferred securities	8,000	8,000
Mutual funds	5,762	5,819

Total available for sale	343,828	320,935
Held to maturity:
Agency securities (fair value of $9,765 and $9,795)	9,670	9,657

Total investment securities	$353,498	$330,592

The amortized cost and fair value of the Bank’s securities, by contractual maturity, are shown below as of March 31, 2005:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in five to ten years	$5,492	$5,418
Due after ten years	347,913	342,413
Mutual funds	5,750	5,762

Total	$359,155	$353,593

The following tables show the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2005 and December 31, 2004:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2005
GSE mortgage-backed securities	$75,148	$882	$43,681	$884	$118,829	$1,766
AAA and other mortgage-backed securities	128,320	2,407	50,797	1,547	179,117	3,954
Mutual funds	1,940	60	—	—	1,940	60

Total	$205,408	$3,349	$94,478	$2,431	$299,886	$5,780

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2004
GSE mortgage-backed securities	$88,695	$745	$—	$—	$88,695	$745
AAA and other mortgage-backed securities	136,404	1,379	3,616	89	140,020	1,468
Mutual funds	1,946	54	—	—	1,946	54

Total	$227,045	$2,178	$3,616	$89	$230,661	$2,267

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of March 31, 2005, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.

The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2005, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated statement of operations.

Loans, net. The Bank’s portfolio of loans, net of discounts and allowances, decreased by $8.4 million in the first quarter of 2005. This decrease reflects loan repayments of $34.4 million, partially offset by loan originations of $21.6 million and purchases of $4.8 million. The Bank’s loan growth slowed during the quarter as a result of the increase in interest rates, which reduced the number and amount of refinancings, and also due to increasing competitiveness in loan pricing. However, the Bank’s pipeline of loans in process increased by $58.5 million during the quarter to $165.7 million, indicating the potential for higher loan originations in the future. The Bank also anticipates increasing its loan purchasing activity.

Following is a summary of the Bank’s loan portfolio as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Single-family residential	$41,942	$44,569
Multi-family residential	398,472	412,074
Commercial real estate	470,192	462,961
Consumer and other	1,004	992

Loan portfolio principal balance	911,610	920,596
Net premium and deferred fees	2,684	2,064
Allowance for loan losses	(7,208)	(7,213)

Total loan portfolio, net	$907,086	$915,447

The following table summarizes the activity in the Bank’s allowance for loan losses for the periods indicated:

	Quarter Ended March 31,
	2005	2004
	(Dollars in thousands)
Balance, beginning of period	$7,213	$6,652
Charge-offs	(6)	—
Recoveries	1	12
Provision for loan losses	—	—

Balance, end of period	$7,208	$6,664

The following table sets forth the delinquency status of the Bank’s loans as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Balance of delinquent loans:
31-60 days (1)	$11,278	$2,364
61-90 days	829	902
91 days or more (2)	2,682	4,535

Total delinquent loans	$14,789	$7,801

Delinquent loans as a percentage of total loan portfolio:
31-60 days (1)	1.2%	0.2%
61-90 days	0.1	0.1
91 days or more (2)	0.3	0.5

Total	1.6%	0.8%

(1)	The balance of loans 31-60 days past due at March 31, 2005 included one commercial real estate loan with an unpaid principal balance of $8.5 million. This loan was brought current in April 2005.

(2)	All loans delinquent more than 90 days were on nonaccrual status.

Real Estate Owned. The Bank’s portfolio of real estate owned at March 31, 2005 consisted of one property, a mobile home acquired by foreclosure. The decrease in real estate owned during the first quarter of 2005 was due to sales of three properties with an aggregate carrying value of $1.8 million for a net gain of $0.2 million.

Deposits. The Bank’s deposits increased by $4.2 million during the first quarter of 2005, due primarily to an increase in brokered certificates of deposit in March 2005. The Bank’s deposits at March 31, 2005 included a total of $34.5 million in demand deposits held by BHBC and WFC. However, those deposits are eliminated in consolidation and are not reflected in total deposits on the Company’s consolidated statements of financial condition.

Repurchase Agreements. The Bank’s repurchase agreements increased by $23.0 million during the quarter ended March 31, 2005 as a result of a new borrowing which bears interest at 3.60%. These borrowings are used primarily to finance the Bank’s lending and investment activities.

FHLB Advances. The Bank’s FHLB advances decreased by $6.0 million in the quarter ended March 31, 2005, reflecting $51.0 million of maturities, partially offset by $45.0 million in new long-term advances with a weighted-average cost of 4.10%. The FHLB has authorized a borrowing limit for the Bank’s total FHLB advances of 40% of the Bank’s total assets as of the previous quarter-end. The following table sets forth the Bank’s FHLB advances at the dates and for the periods indicated:

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004
	(Dollars in thousands)
FHLB Advances:
Average amount outstanding during the period	$483,337	$262,087
Maximum month-end balance outstanding during the period	494,837	317,337
Weighted average rate:
During the period	2.81%	3.03%
At end of period	2.76%	2.96%

Other Liabilities. The Bank’s other liabilities increased by $15.7 million during the first quarter of 2005, primarily as a result of the purchase of a $12.9 million MBS at quarter-end. This liability was paid in full in April 2005.

Stockholder’s Equity. The Bank’s stockholder’s equity increased by $1.6 million for the quarter ended March 31, 2005. This increase reflects the Bank’s net income for the quarter of $3.9 million, partially offset by $2.3 million in net after-tax unrealized losses on the portfolio of available-for-sale securities.

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

The following table sets forth the Bank’s regulatory capital ratios at March 31, 2005.

Regulatory Capital Ratios

	Actual		Amount Required
			For Capital Adequacy Purposes			To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets (Risk-based capital)	$118,975	12.2%	$77,850	≥	8.0%	$97,313	≥	10.0%
Tier 1 capital to risk-weighted assets	111,857	11.5%	Not Applicable			58,388	≥	6.0%
Core capital to tangible assets	111,857	8.3%	53,616	≥	4.0%	67,020	≥	5.0%
Tangible capital to tangible assets	111,857	8.3%	20,106	≥	1.5%	Not Applicable

Upon conversion to a California state commercial bank charter, the Bank would be subject to the same capital requirements, and expects to remain categorized as a “well capitalized” bank.

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

At March 31, 2005, the Bank’s cash balances totaled $37.6 million, compared with $15.5 million at December 31, 2004. The increase in cash was due primarily to new borrowings and repayments on loans, partially offset by loan originations and purchases of mortgage-backed securities.

At March 31, 2005, the Bank had $434.3 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending March 31, 2006 and thereafter amounted to $301.0 million and $133.3 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Bank management continues its effort to reduce the Bank’s exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of the Bank’s interest-earning assets.

The Bank is party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents the Bank’s future financial obligations outstanding as of March 31, 2005:

	Payments due within time period at March 31, 2005
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$308,844	$128,408	$10,138	$—	$447,390
Repurchase agreements	115,789	30,574	—	—	146,363
Employment contracts	206	—	—	—	206
Operating leases	698	1,413	1,008	2,015	5,134
FHLB advances	206,482	253,801	26,774	—	487,057

Total	$632,019	$414,196	$37,920	$2,015	$1,086,150

With the exception of the operating leases, the expected obligations presented above include anticipated interest accruals based on the current respective contractual terms.

OTS regulations require each bank to maintain adequate liquidity to assure safe and sound operation. It is the Bank’s responsibility to establish a liquidity policy that sets minimum liquidity requirements. As of March 31, 2005, the Bank was in compliance with its liquidity policy.

MORTGAGE INVESTMENT OPERATIONS

We conduct our Mortgage Investment Operations through WFC, our wholly owned investment subsidiary. Some of WFC’s activities have been conducted with a co-investor, which has participation interests in the returns generated by the assets that serve as collateral for the loans. The share of such activities held by this co-investor is reflected as “Investor participation interest” in the Company’s consolidated statements of operations.

Results of Operations – WFC

The following table compares WFC’s income before taxes for the quarters ended March 31, 2005 and 2004.

	Quarter Ended March 31,		Increase (Decrease)
	2005	2004
	(Dollars in thousands)
Interest income	$306	$560	$(254)
Realized gains	—	47	(47)
Other loss, net	(42)	(138)	96

Total revenues	264	469	(205)

Interest expense	—	10	(10)
(Recapture of) provision for loan losses	(4)	114	(118)
Other expenses	11	3	8

Total expenses	7	127	(120)

Income before taxes	$257	$342	$(85)

Interest Income and Interest Expense

WFC’s interest income was $0.3 million for the quarter ended March 31, 2005, compared with $0.6 million for the quarter ended March 31, 2004. This decrease was due primarily to a decline in interest income on loans, as a result of WFC’s sale of $24 million unpaid principal balance of loans in December 2004.

WFC did not incur interest expense for the quarter ended March 31, 2005 due to the repayment of its outstanding borrowing facility in 2004. WFC incurred interest expense of $10,000 on this facility in the first quarter of 2004 prior to its repayment.

Other Loss, Net

WFC’s other loss declined from the first quarter of 2004 to the first quarter of 2005 primarily as a result of a decrease in investor participation interest expense, which represents the co-investor’s share of certain investment activities conducted with WFC.

(Recapture of) Provision for Loan Losses

WFC recorded a recapture of $4,000 of loan loss reserves upon the payoff of a loan in March 2005. In the first quarter of 2004, WFC recorded loan loss provisions totaling $0.1 million.

Changes in Financial Condition – WFC

Following are WFC’s condensed statements of financial condition as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$1	$352
Mortgage-backed securities available for sale, at fair value	403	345
Discounted loans, net	1,831	2,360
Intercompany receivables	20,688	19,611
Other assets	4,379	4,405

Total assets	$27,302	$27,073

LIABILITIES:
Other liabilities	$1,870	$1,823

Total liabilities	1,870	1,823
STOCKHOLDER’S EQUITY	25,432	25,250

Total liabilities and stockholder’s equity	$27,302	$27,073

Mortgage-Backed Securities Available for Sale. WFC’s portfolio of mortgage-backed securities available for sale increased slightly during the quarter ended March 31, 2005 as a result of an increase in the fair value of the securities. WFC received $0.2 million in principal and interest repayments in the current year on its mortgage-backed securities, which have been written down to an amortized cost of zero. Consequently, any payments received on these securities are recorded directly to interest income.

Discounted Loans, net. WFC’s discounted loans, net decreased by $0.5 million during the quarter ended March 31, 2005, primarily as a result of loan principal repayments. WFC also charged off $2.2 million in loan loss reserves against one loan that was repaid in full during the quarter.

Intercompany Receivables. Intercompany receivables increased by approximately $1.1 million during the first quarter of 2005, due to a transfer of funds from WFC to BHBC to meet the holding company’s operating costs.

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

HOLDING COMPANY AND MISCELLANEOUS OPERATIONS

Our Holding Company and Miscellaneous Operations consist primarily of other operating expenses not directly attributable to our Banking or Mortgage Investment Operations, and also include eliminations of intercompany accounts and transactions. During the quarter ended March 31, 2005, the holding company incurred $22,000 in legal costs for the defense of former executives, compared with $0.3 million for the quarter ended March 31, 2004. The holding company also recorded $0.2 million in external auditing and consulting expenses in the first quarter of 2005 related to the implementation of Sarbanes-Oxley Section 404.

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

The table below summarizes the holding company’s future financial obligations, including estimated interest based on the current contractual terms, with respect to the junior subordinated notes as of March 31, 2005. The amounts below are based on the assumption that the notes will be repaid in full at maturity in July 2032. However, commencing July 12, 2007, the notes may be repaid in full or in part at par.

	Payments due within time period at March 31, 2005
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Junior subordinated notes payable	$1,301	$2,602	$2,602	$49,568	$56,073

DISCONTINUED OPERATIONS - LOAN SERVICING

The Company previously conducted Loan Servicing Operations through WCC, our loan servicing subsidiary which was formed pursuant to our June 10, 1999 reorganization. As discussed earlier, on April 30, 2004 we completed the sale of WCC to Merrill Lynch Mortgage Capital Inc. The following table summarizes WCC’s income before taxes for the quarter ended March 31, 2004.

Quarter Ended March 31, 2004
(Dollars in thousands)
Servicing income	$8,334
Other income	466

Total revenues	8,800

Interest expense	127
Provision for loan losses	49
Compensation and employee benefits expense	6,103
Other expenses	1,707

Total provision and expenses	7,986

Income before taxes	$814

As a result of WCC’s sale, its results of operations have been removed from the Company’s results from continuing operations on the accompanying Consolidated Statements of Operations, and have been presented separately under the caption as “Discontinued operations” for the quarter ended March 31, 2004.

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

We continually monitor the interest rate sensitivity of our portfolios of interest-earning assets and interest-bearing liabilities in conjunction with the current interest rate environment. When new pools of loans or securities are acquired, we will assess the incremental change in our sensitivity to interest rates, and determine accordingly whether or not to hedge.

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

The following table quantifies the potential changes in the Company’s net portfolio value at March 31, 2005, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Assets
	$Amount	$Change	%Change	NPV Ratio	Change
	(Dollars in thousands)
Change in Rates
+ 300bp	$151,146	$(30,530)	(17)%	11.54%	(167	)bp
+ 200bp	160,131	(21,545)	(12)	12.04	(117	)bp
+ 100bp	170,136	(11,540)	(6)	12.59	(62	)bp
0bp	181,676	—	—	13.21	—
- 100bp	187,911	6,235	3	13.48	27	bp
- 200bp	188,179	6,503	4	13.37	17	bp
- 300bp	188,106	6,430	4	13.25	4	bp

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

Another tool used to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table summarizes the anticipated maturities or repricing of the Bank’s assets and liabilities based on their contractual terms as of March 31, 2005.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$37,605	$—	$—	$—	$37,605
Mortgage-backed and other investment securities	5,762	47,606	195,035	105,095	353,498
Single-family residential loans	24,588	2,742	53	14,559	41,942
Multi-family residential loans	128,159	69,128	149,455	51,730	398,472
Commercial real estate loans	187,361	87,260	152,568	43,003	470,192
Consumer and other loans	62	26	623	293	1,004
Other assets (1)	—	—	—	34,403	34,403

Total assets	383,537	206,762	497,734	249,083	1,337,116

Liabilities:
Demand deposits	—	—	—	38,088	38,088
NOW and money market accounts	108,916	—	—	—	108,916
Savings accounts	2,992	—	—	—	2,992
Certificates of deposit	300,962	123,318	10,007	—	434,287
Repurchase agreements	113,000	30,000	—	—	143,000
FHLB advances	222,500	221,337	25,000	—	468,837
Other liabilities	—	—	—	29,602	29,602

Total liabilities	748,370	374,655	35,007	67,690	1,225,722

(Deficiency) excess of assets over liabilities	$(364,833)	$(167,893)	$462,727	$181,393	$111,394

Cumulative (deficiency) excess	$(364,833)	$(532,726)	$(69,999)	$111,394

Cumulative (deficiency) excess as a percent of total assets	(27.29)%	(39.84)%	(5.24)%	8.33%

(1)	Includes unamortized premium on loans and allowance for loan losses.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

Changes in internal controls

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

3.1	Certificate of Incorporation, as amended (1)

3.2	Third Amended and Restated Bylaws (2)

10.1	Amended and Restated Stock Purchase Agreement dated April 30, 2004 by and between the Company and Merrill Lynch Mortgage Capital Inc. (3)

10.2	Amended and Restated 1999 Equity Participation Plan dated January 31, 2001 (4)

10.3	2002 Equity Participation Plan (5)

10.4	Employment, Confidentiality and Contingent Severance Agreement between the Company and Joseph W. Kiley III (6)

10.5	Lease dated June 28, 2004 between Century National Properties, Inc. and First Bank of Beverly Hills, F.S.B. (7)

10.6	Landlord’s Consent to Assignment of Lease and Agreement between 175 South Beverly Drive Partnership, Fidelity Federal Bank and First Bank of Beverly Hills, F.S.B. (7)

10.7	Change In Control Agreement dated November 1, 2003 between First Bank of Beverly Hills, F.S.B. and Craig W. Kolasinski (7)

10.8	Stay Bonus Agreement dated January 1, 2004 between First Bank of Beverly Hills, F.S.B. and Craig W. Kolasinski (7)

10.9	Form of Change In Control Agreement dated November 1, 2003 between First Bank of Beverly Hills, F.S.B. and Takeo K. Sasaki, Annette J. Vecchio and John A. Kardos (7)

* 31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004, as filed on November 12, 2004.

(2)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004, as filed on August 13, 2004.

(3)	Incorporated by reference to the Company’s Report on Form 8-K as filed on May 14, 2004.

(4)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

(5)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 14, 2002.

(6)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2002, as filed on March 19, 2003.

(7)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004, as filed on March 16, 2005.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY HILLS BANCORP INC.

Date: May 6, 2005	By:	/s/ JOSEPH W. KILEY III
Joseph W. Kiley III
Chief Executive Officer

	By:	/s/ TAKEO K. SASAKI
Takeo K. Sasaki
Chief Financial Officer