Form 10-Q
period 2005-06-30
BEVERLY HILLS BANCORP INC
filed 2005-08-05
CIK 1024321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005
Common Stock, par value $0.01 per share	21,220,050 shares

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$17,228	$15,526
Mortgage-backed securities available for sale, at fair value	346,373	307,461
Investment securities available for sale, at fair value	13,834	13,819
Investment securities held to maturity, at amortized cost (fair value of $9,884 and $9,795)	9,683	9,657
Loans, net of allowance for loan losses of $7,230 and $7,277	973,537	915,383
Discounted loans, net of allowance for loan losses of $193 and $367	916	1,587
Stock in Federal Home Loan Bank of San Francisco, at cost	25,889	22,681
Real estate owned, net	110	1,769
Leasehold improvements and equipment, net	1,425	854
Accrued interest receivable	6,408	5,333
Deferred tax asset, net	36,050	37,412
Goodwill, net	3,054	3,054
Other tangible assets, net	—	129
Prepaid expenses and other assets	4,056	3,449

TOTAL	$1,438,563	$1,338,114

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$4,101	$4,473
Interest-bearing deposits	561,142	537,487
Repurchase agreements	118,000	120,000
Accounts payable and other liabilities	11,962	10,559
FHLB advances	550,837	474,837
Junior subordinated notes payable to trust	20,619	20,619

Total liabilities	1,266,661	1,167,975

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 shares outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 26,854,901 and 26,777,554 shares issued (including treasury shares of 5,639,368)	268	268
Additional paid-in capital	165,208	164,740
Treasury stock, 5,639,368 shares, at cost	(15,224)	(15,224)
Retained earnings	22,909	21,442
Accumulated other comprehensive loss, net	(1,259)	(1,087)

Total stockholders’ equity	171,902	170,139

TOTAL	$1,438,563	$1,338,114

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
INTEREST INCOME:
Loans	$13,988	$11,446	$27,102	$21,052
Mortgage-backed securities	3,575	2,870	7,002	5,490
Securities and federal funds sold	428	269	779	575

Total interest income	17,991	14,585	34,883	27,117

INTEREST EXPENSE:
Deposits	4,165	3,278	7,379	6,391
Borrowings	4,773	3,288	9,356	6,014

Total interest expense	8,938	6,566	16,735	12,405

NET INTEREST INCOME	9,053	8,019	18,148	14,712
PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS	—	100	(4)	214

NET INTEREST INCOME AFTER PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS	9,053	7,919	18,152	14,498

OTHER INCOME:
Loan related fees and charges	550	312	863	521
Deposit fees and charges	16	97	36	195
(Loss) gain on sales of loans, net	(21)	1	(21)	48
Gain on sale of securities, net	—	—	—	273
Real estate owned, net	(15)	12	192	70
Other income, net	216	154	388	219

Total other income	746	576	1,458	1,326

OTHER EXPENSES:
Compensation and employee benefits	1,895	1,572	3,764	3,394
Professional fees	922	807	1,628	1,627
Occupancy	251	217	511	402
FDIC insurance premiums	83	117	167	225
Data processing	125	123	230	267
Insurance	174	228	347	346
Depreciation	91	96	146	186
Amortization of intangibles	64	64	129	129
Directors expense	135	224	270	380
Other general and administrative expense	398	351	691	807

Total other expenses	4,138	3,799	7,883	7,763

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	5,661	4,696	11,727	8,061
INCOME TAX PROVISION	2,388	2,016	4,966	3,412

INCOME FROM CONTINUING OPERATIONS	3,273	2,680	6,761	4,649

DISCONTINUED OPERATIONS (NOTE 3):
INCOME FROM OPERATIONS OF DISCONTINUED SEGMENT (INCLUDING GAIN ON DISPOSAL OF $18,516 IN 2004)	—	18,186	—	19,000
INCOME TAX PROVISION	—	7,547	—	7,885

INCOME FROM DISCONTINUED OPERATIONS	—	10,639	—	11,115

NET INCOME	$3,273	$13,319	$6,761	$15,764

Earnings per share – basic:
Income from continuing operations	$0.15	$0.13	$0.32	$0.23
Discontinued operations	—	0.51	—	0.54

Net income	$0.15	$0.64	$0.32	$0.77

Earnings per share – diluted:
Income from continuing operations	$0.15	$0.12	$0.31	$0.22
Discontinued operations	—	0.50	—	0.52

Net income	$0.15	$0.62	$0.31	$0.74

Weighted average number of shares – basic	21,179,399	20,786,803	21,159,293	20,404,896
Weighted average number of shares – diluted	21,484,285	21,475,649	21,473,869	21,393,533

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except share data)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,761	$15,764
Less: income from discontinued operations, net of taxes	—	(11,115)

Income from continuing operations	6,761	4,649
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
(Recapture of) provision for estimated losses on loans	(4)	263
Provision for losses on real estate owned	10	18
Change in valuation allowance for mortgage servicing rights	—	257
Depreciation and amortization	275	315
Deferred tax provision	1,487	—
Gain on sale of real estate owned	(218)	(97)
Loss on disposal of equipment	—	2
Loss (gain) on sale of loans	21	(48)
Gain on sale of securities	—	(273)
Amortization of discounts and deferred fees	825	1,609
Amortization of mortgage servicing rights	—	1,740
Federal Home Loan Bank stock dividends	(464)	(120)
Change in:
Servicer advance receivables	—	(3,456)
Service fees receivable	—	182
Accrued interest receivable	(1,075)	(1,084)
Receivables from other loan servicers	—	773
Prepaid expenses and other assets	(607)	(1,416)
Accounts payable and other liabilities	1,403	1,486
Net cash used in operations of discontinued segment	—	6,697

Net cash provided by operating activities of continuing operations	8,414	11,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(89,824)	(105,537)
Loan repayments	89,909	79,273
Loan originations	(58,231)	(191,270)
Purchase of mortgage-backed securities available for sale	(83,627)	(174,108)
Repayments of mortgage-backed securities available for sale	44,078	68,383
Proceeds from sale of mortgage-backed securities available for sale	—	7,859
Proceeds from sale of investment securities available for sale	—	10,130
Purchases of FHLB stock	(2,744)	(5,548)
Proceeds from sale of real estate owned	1,987	987
Purchases of leasehold improvements and equipment	(717)	(500)
Net proceeds from sale of discontinued operations	—	48,709
Net cash provided by investing activities of discontinued segment	—	(495)

Net cash used in investing activities of continuing operations	(99,169)	(262,117)

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(Dollars in thousands, except share data)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$23,283	$109,794
Proceeds from FHLB advances	200,000	554,900
Repayments of FHLB advances	(124,000)	(412,000)
Decrease in repurchase agreements	(2,000)	(1,000)
Repayments of long-term financing	—	(1,871)
Issuance of common stock	163	3,237
Tax benefit from exercise of nonqualified stock options	305	—
Dividends on common stock	(5,294)	(2,642)
Net cash provided by financing activities of discontinued segment	—	(5,810)

Net cash provided by financing activities of continuing operations	92,457	244,608

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,702	(6,012)
CASH AND CASH EQUIVALENTS:
Beginning of period	15,526	18,739

End of period	$17,228	$12,727

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION – Cash paid during the period for:
Interest	$15,365	$11,550
Income taxes, net	3,028	82
NONCASH INVESTING ACTIVITIES:
Additions to real estate owned acquired in settlement of loans	120	2,074

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

In the opinion of management, all adjustments, generally comprised of normal recurring accruals necessary for a fair presentation of the interim condensed consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the quarter and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts and results could differ from those estimates. Certain reclassifications of 2004 amounts were made in order to conform to the 2005 presentation, none of which affected previously reported net income.

2.	PER-SHARE DATA

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potentially dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except share data)
Income from continuing operations	$3,273	$2,680	$6,761	$4,649
Discontinued operations	—	10,639	—	11,115

Net income	$3,273	$13,319	$6,761	$15,764

Weighted average number of common shares outstanding – basic	21,179,399	20,786,803	21,159,293	20,404,896
Net effect of dilutive stock options – based on treasury stock method	304,886	688,846	314,576	988,637

Weighted average number of common shares outstanding – diluted	21,484,285	21,475,649	21,473,869	21,393,533

Earnings per share – basic:
Income from continuing operations	$0.15	$0.13	$0.32	$0.23
Discontinued operations	—	0.51	—	0.54

Net income	$0.15	$0.64	$0.32	$0.77

Earnings per share – diluted:
Income from continuing operations	$0.15	$0.12	$0.31	$0.22
Discontinued operations	—	0.50	—	0.52

Net income	$0.15	$0.62	$0.31	$0.74

BEVERLY HILLS BANCORP AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company has two stock-based employee compensation plans, the 1999 Equity Participation Plan and the 2002 Equity Participation Plan, pursuant to which stock options have been granted to its directors and certain employees. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the Company’s Equity Participation Plans been determined based on the fair value at the grant date consistent with the methods of Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company’s net income and earnings per share for the three-month and six-month periods ended June 30, 2005 and 2004 would have been reduced to the pro-forma amounts indicated below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except share data)
Net income, as reported	$3,273	$13,319	$6,761	$15,764
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	62	122	146	244

Pro forma net income	$3,211	$13,197	$6,615	$15,520

Earnings per share – basic:
As reported	$0.15	$0.64	$0.32	$0.77

Pro forma	$0.15	$0.63	$0.31	$0.76

Earnings per share – diluted:
As reported	$0.15	$0.62	$0.31	$0.74

Pro forma	$0.15	$0.61	$0.31	$0.73

BEVERLY HILLS BANCORP AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3.	SALE OF WILSHIRE CREDIT CORPORATION

On April 30, 2004, the Company completed the sale of its wholly owned mortgage servicing subsidiary, Wilshire Credit Corporation (“WCC”), to Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”) for a pre-tax gain of $18.5 million. (This gain was subsequently adjusted to $18.0 million as of December 31, 2004.) Effective January 1, 2004, the Company began accounting for WCC as a disposal group held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, WCC’s operating results for the quarter and six months ended June 30, 2004, and the Company’s gain on the sale of WCC, have been removed from the Company’s results from continuing operations on the Consolidated Statements of Operations, and are presented separately under the caption “Discontinued operations.”

Results of operations for WCC are shown in the table below. The amounts for the three- and six-month periods ended June 30, 2004 reflect WCC’s results for only the month and four months ended April 30, 2004, respectively.

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(Dollars in thousands)
Interest income	$—	$(10)
Interest expense	37	164

Net interest expense	(37)	(174)
Provision for loan losses	—	49

Net interest expense after provision for loan losses	(37)	(223)
Servicing income	3,420	11,754
Other income	223	699
Compensation and employee benefits expense	3,324	9,427
Other expenses	612	2,319

(Loss) income before income taxes	(330)	484
Income tax (benefit) provision	(137)	201

Net (loss) income	$(193)	$283

4.	COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

At June 30, 2005, the Company’s banking subsidiary, First Bank of Beverly Hills, F.S.B. (“FBBH,” or the “Bank”), had outstanding commitments to fund $13.0 million of loans. In addition, the Bank had unfunded commitments under lines of credit of $0.4 million.

The Company continues to incur legal expenses on behalf of former officers in connection with the events that gave rise to litigation arising from the financial collapse of Capital Consultants LLC (“CCL”) in 2000. Such expenses totaled $0.2 million for the quarter and six months ended June 30, 2005, compared with $0.3 million and $0.5 million, respectively, for the corresponding 2004 periods (see Note 8—“Legal Matters”).

5.	INCOME TAXES

The Company files consolidated federal and state income tax returns with its eligible subsidiaries. The Company recorded income tax provisions from continuing operations of $2.4 million and $5.0 million, respectively, for the quarter and six months ended June 30, 2005, compared with $2.0 million and $3.4 million, respectively, for the quarter and six months ended June 30, 2004. A portion of the Company’s year 2005 income

BEVERLY HILLS BANCORP AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

tax provision is not expected to be currently payable in cash, due to the utilization of the Company’s net operating loss carryforwards. The Company’s deferred tax provision (benefit) is determined on a quarterly basis pursuant to an evaluation of its net deferred tax asset. These deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts and are attributable to net operating loss carryforwards and also to other differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 42.5% is applied to each attribute in determining the amount of the related deferred tax asset or liability. Decreases (increases) in the net deferred tax asset are recorded as a deferred tax provision (benefit) in the consolidated statements of operations.

The Company’s net deferred tax asset was $36.0 million and $37.4 million, respectively, at June 30, 2005 and December 31, 2004. In accounting for the deferred tax asset, the Company applies SFAS No. 109, “Accounting for Income Taxes,” which requires, among other things, that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has evaluated the positive and negative evidence regarding the future realization of the deferred tax assets and has recorded a valuation allowance of $6.8 million. The Company believes it is more likely than not that its net deferred tax asset of $36.0 million will be realized in future periods.

As of June 30, 2005, the Company had U.S. net operating loss carryforwards of approximately $104 million, and also had approximately $99 million in state net operating loss carryforwards. The federal carryforward period runs through 2024. However, in June 2002 the Company experienced a change in control as defined by Section 382 of the Internal Revenue Code. In general, a change in control is defined as a greater than 50% ownership shift as measured over the prior three-year period. As a result of the change in control, the Company’s net operating loss carryforwards that were generated prior to the change in control are subject to a limitation on the amount that may be used annually to offset taxable income. The Company has determined that the amount of this limitation is approximately $6 million per year and believes that its valuation allowance against the deferred tax asset provides adequately for this limitation.

6.	OPERATING SEGMENTS

The Company reports segment data in accordance with the accounting principles discussed in Note 1 to the Consolidated Financial Statements in the 2004 Annual Report on Form 10-K. As discussed in Note 3, the Company completed the sale of WCC, which comprised the Company’s Loan Servicing segment, to Merrill Lynch effective April 30, 2004. Accordingly, the operating results of WCC are presented separately under the caption “Discontinued operations” in the consolidated statements of operations for the quarter and six months ended June 30, 2004.

The operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

•	Banking Operations—Through FBBH, the Company conducts a banking business focused primarily on specialty-niche products tailored to commercial and multi-family real estate lending, in addition to investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. The primary sources of liquidity for the Bank’s loan purchases and originations are wholesale certificates of deposit, retail deposits, Federal Home Loan Bank advances and repurchase agreements. The Bank is a federally chartered savings bank and is regulated by the Office of Thrift Supervision (“OTS”). The Bank has filed an application with the California Department of Financial Institutions (“DFI”) for conversion to a state commercial bank charter. On April 13, 2005, the DFI approved the Bank’s application subject to certain conditions, as amended on April 28, 2005. The Bank expects to be in compliance with all such conditions prior to the effective date of the conversion, which is anticipated to occur in the third quarter of 2005.

BEVERLY HILLS BANCORP AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

•	Mortgage Investment Operations—The Company’s investment subsidiary, WFC Inc. (“WFC”), manages a portfolio of mortgage-backed securities and pools of performing, sub-performing and non-performing residential and commercial loans. WFC conducts certain of these activities with an institutional investor where such investments align the Company’s interests with those of the institutional investor. WFC’s funding sources have consisted primarily of commercial bank financing and co-investors, with debt service repayment terms that generally parallel the cash flows of the underlying collateral.

•	Holding Company and Miscellaneous Operations—The Company’s Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the Company’s defined business segments. In addition, this segment includes interest expense on the $20.6 million of junior subordinated notes payable issued in July 2002 and eliminations of intercompany accounts and transactions.

Segment data for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30, 2005
	Banking	Mortgage Investments	Holding Company and Miscellaneous Operations	Total
	(Dollars in thousands)
Interest income	$17,779	$196	$16	$17,991
Interest expense	8,580	—	358	8,938

Net interest income (expense)	9,199	196	(342)	9,053
Provision for loan losses	—	—	—	—

Net interest income (expense) after provision for loan losses	9,199	196	(342)	9,053
Realized losses	—	(21)	—	(21)
Other income (loss)	725	(9)	51	767
Compensation and employee benefits expense	1,832	—	63	1,895
Other expenses	1,393	13	837	2,243

Income (loss) before taxes	6,699	153	(1,191)	5,661
Income tax provision (benefit)	2,835	65	(512)	2,388

Net income (loss)	$3,864	$88	$(679)	$3,273

Total assets	$1,401,513	$26,750	$10,300	$1,438,563

BEVERLY HILLS BANCORP AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended June 30, 2004
	Banking	Loan Servicing	Mortgage Investments	Holding Company and Miscellaneous Operations	Total
	(Dollars in thousands)
Interest income	$14,148	$—	$424	$13	$14,585
Interest expense	6,307	—	3	256	6,566

Net interest income (expense)	7,841	—	421	(243)	8,019
Provision for loan losses	100	—	—	—	100

Net interest income (expense) after provision for loan losses	7,741	—	421	(243)	7,919
Realized gains	—	—	1	—	1
Other income (loss)	591	—	(16)	—	575
Compensation and employee benefits expense	1,445	—	—	127	1,572
Other expenses	1,364	—	5	858	2,227

Income (loss) from continuing operations before taxes	5,523	—	401	(1,228)	4,696
Income tax provision (benefit)	2,270	—	167	(421)	2,016

Income (loss) from continuing operations	3,253	—	234	(807)	2,680
Discontinued operations:
Loss from operations of discontinued segment	—	(330)	—	—	(330)
Gain on sale of discontinued segment	—	—	—	18,516	18,516
Income tax (benefit) provision	—	(137)	—	7,684	7,547

(Loss) income from discontinued operations	—	(193)	—	10,832	10,639

Net income (loss)	$3,253	$(193)	$234	$10,025	$13,319

Total assets	$1,210,140	$—	$21,465	$3	$1,231,608

BEVERLY HILLS BANCORP AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Segment data for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended June 30, 2005
	Banking	Mortgage Investments	Holding Company and Miscellaneous Operations	Total
	(Dollars in thousands)
Interest income	$34,378	$468	$37	$34,883
Interest expense	16,048	—	687	16,735

Net interest income (expense)	18,330	468	(650)	18,148
Recapture of loan losses	—	(4)	—	(4)

Net interest income (expense) after provision for loan losses	18,330	472	(650)	18,152
Realized losses	—	(21)	—	(21)
Other income (loss)	1,445	(17)	51	1,479
Compensation and employee benefits expense	3,611	—	153	3,764
Other expenses	2,659	24	1,436	4,119

Income (loss) before taxes	13,505	410	(2,188)	11,727
Income tax provision (benefit)	5,728	174	(936)	4,966

Net income (loss)	$7,777	$236	$(1,252)	$6,761

Total assets	$1,401,513	$26,750	$10,300	$1,438,563

	Six Months Ended June 30, 2004
	Banking	Loan Servicing	Mortgage Investments	Holding Company and Miscellaneous Operations	Total
	(Dollars in thousands)
Interest income	$26,196	$—	$894	$27	$27,117
Interest expense	11,879	—	13	513	12,405

Net interest income (expense)	14,317	—	881	(486)	14,712
Provision for loan losses	100	—	114	—	214

Net interest income (expense) after provision for loan losses	14,217	—	767	(486)	14,498
Realized gains	273	—	48	—	321
Other income (loss)	1,069	—	(64)	—	1,005
Compensation and employee benefits expense	3,013	—	—	381	3,394
Other expenses	2,678	—	8	1,683	4,369

Income (loss) from continuing operations before taxes	9,868	—	743	(2,550)	8,061
Income tax provision (benefit)	4,095	—	309	(992)	3,412

Income (loss) from continuing operations	5,773	—	434	(1,558)	4,649
Discontinued operations:
Income from operations of discontinued segment	—	484	—	—	484
Gain on sale of discontinued segment	—	—	—	18,516	18,516
Income tax provision	—	201	—	7,684	7,885

Income from discontinued operations	—	283	—	10,832	11,115

Net income	$5,773	$283	$434	$9,274	$15,764

Total assets	$1,210,140	$—	$21,465	$3	$1,231,608

BEVERLY HILLS BANCORP AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.	GOODWILL AND INTANGIBLE ASSETS

In June 2000, the Bank acquired a branch location and recorded goodwill of $3.4 million and a core deposit intangible of $1.3 million. Through December 31, 2001, the goodwill was amortized on a straight-line basis over an estimated useful life of 15 years. In January 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and, as a result, no longer amortizes goodwill, but tests it at least annually for impairment. The Company continued to amortize the core deposit intangible over an estimated useful life of 5 years and had amortized it in full as of June 30, 2005.

Following is a summary of the Company’s goodwill and intangible assets:

	As of June 30, 2005		As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Goodwill	$3,393	$(339)	$3,393	$(339)
Core deposit intangible	1,294	(1,294)	1,294	(1,165)

Total	$4,687	$(1,633)	$4,687	$(1,504)

The Company recorded amortization expense of $64 thousand and $129 thousand, respectively, related to the core deposit intangible for the three and six months ended June 30, 2005. As of June 30, 2005, the core deposit intangible no longer had a carrying value.

There were no changes in the carrying value of goodwill during the quarter ended June 30, 2005. The Company tested goodwill for impairment as of March 31, 2005 and determined that no impairment charge was required.

8.	LEGAL MATTERS

In June 2004, a former officer of the Company, pursuant to a plea bargain, pleaded guilty to two felony counts in connection with certain criminal proceedings against him arising out of the financial collapse of CCL. As part of this plea bargain, the former officer agreed to pay restitution in the amount of $2.0 million. The former officer has made a claim against the Company for this amount, asserting that he is entitled to indemnification under Delaware law. The Company disagrees with this assertion and is contesting the claim. In addition, the Company is seeking to recover some of the legal expenses that it paid on behalf of the former officer in previous years. The Company is not currently able to quantify the impact, if any, that the outcome of these actions may have on its financial condition or results of operations.

In June 2005, WCC made a demand on the Company for reimbursement of certain costs purportedly incurred by WCC in March 2005 in connection with WCC’s performance under one of its loan servicing contracts. WCC further asserted that the Company is obligated to reimburse WCC for similar recurring costs it may incur through April 2008. The Company disagrees with this assertion, and, accordingly, in July 2005 the Company filed a complaint for declaratory relief (the “Complaint”) against Merrill Lynch and WCC with the Superior Court of the State of California. The Complaint seeks, among other things, a declaration that the Company has no obligation to reimburse WCC for those costs, and that if such an obligation does in fact exist, it is for a substantially lesser amount than that claimed by WCC. The Company is attempting to resolve this matter through discussions with Merrill Lynch and WCC and thus avoid the need for further litigation. The Company is not currently able to quantify the impact, if any, that the outcome of this action may have on its financial condition or results of operations.

BEVERLY HILLS BANCORP AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

9.	CASH DIVIDENDS

The Company paid dividends totaling $2.7 million and $5.3 million, respectively, for the quarter and six months ended June 30, 2005. Commencing in the second quarter of 2004, the Company has declared regular quarterly cash dividends of $0.125 per share, or $0.50 annually.

10.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial condition, results of operations or cash flows.

In June 2005, the FASB agreed to issue FASB Staff Position (“FSP”) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which will replace the guidance previously set forth in Emerging Issue Task Force Issue No. 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP effectively eliminates the accounting guidance provided in EITF 03-1 in favor of existing impairment recognition guidance under SFAS 115. The effective date of the FSP is for periods beginning after September 15, 2005, but is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

The Bank has filed an application with the California Department of Financial Institutions (“DFI”) for conversion to a state commercial bank charter. Management believes that a state bank charter is better aligned with the Bank’s strategic business plan, by providing FBBH with greater flexibility in its lending operations and increased opportunities for growth. On April 13, 2005, the DFI approved the Bank’s application subject to certain conditions, as amended on April 28, 2005. The Bank expects to be in compliance with all such conditions prior to the effective date of the conversion, which is anticipated to occur in the third quarter of 2005. On May 6, 2005, the DFI approved the Bank’s plan of conversion. Subsequently, on July 27, 2005, the Federal Deposit Insurance Corporation approved the Bank’s application for conversion from a federal to a state commercial bank charter. In addition, in connection with the Bank’s DFI application, BHBC is required to be approved by the Federal Reserve Board (the “Fed”) as a holding company under the federal Bank Holding Company Act. BHBC filed this application with the Fed in June 2005 and expects to obtain the required approval in August 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our Critical Accounting Policies and Estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Report on Form 10-K for the year ended December 31, 2004. There were no changes to our Critical Accounting Policies and Estimates in the quarter ended June 30, 2005.

RESULTS OF OPERATIONS—THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004

Our net income for the three months ended June 30, 2005 was $3.3 million, or $0.15 per diluted share, compared with income from continuing operations of $2.7 million, or $0.12 per diluted share, for the three months ended June 30, 2004. Our total net income for the second quarter of 2004, including discontinued operations, was $13.3 million, or $0.62 per diluted share.

For the six-month period ended June 30, 2005, our net income was $6.8 million, or $0.31 per diluted share, compared with income from continuing operations of $4.6 million, or $0.22 per diluted share, for the six months ended June 30, 2004. Total net income for the first six months of 2004, including discontinued operations, was $15.8 million, or $0.74 per diluted share.

Our consolidated results for the 2004 periods included a pre-tax gain of $18.5 million on the sale of our former loan servicing subsidiary, WCC. (This gain was subsequently adjusted to $18.0 million as of December 31, 2004.) Our income from continuing operations, excluding the operating results of WCC and the gain on its sale, increased by 22%, from $2.7 million for the second quarter of 2004 to $3.3 million for the second quarter of 2005. For the six-month periods ended June 30, our income from continuing operations increased by 45%, from $4.6 million for the 2004 period to $6.8 million for the 2005 period.

Pre-tax income from continuing operations increased from $4.7 million for the second quarter of 2004 to $5.7 million for the second quarter of 2005, and from $8.1 million for the six months ended June 30, 2004 to $11.7 million for the six months ended June 30, 2005. Our income tax provision of $5.0 million for the first six months of 2005 includes approximately $1.7 million that is not expected to be currently payable in cash due to the utilization of our net operating loss carryforward.

The increase in income from continuing operations in the second quarter of 2005 over the second quarter of 2004 was due primarily to a $1.0 million increase in net interest income, as a result of a significant increase in loan volume at the Bank. Despite recent increases in market rates of interest, our consolidated interest rate spread and margin were substantially the same in 2005 as in 2004. In addition, we realized a $0.2 million increase in loan charges, and did not record a provision for loan losses in the second quarter of 2005, compared with a provision of $0.1 million for the second quarter of 2004. These factors were partially offset by a $0.3 million increase in operating expenses, due primarily to higher compensation expense in 2005.

Our results for the six months ended June 30, 2005 versus the comparable 2004 period reflect a $3.4 million increase in net interest income, a $0.2 million decrease in provision for loan losses, and a $0.3 million increase in loan charges, partially offset by a $0.1 million increase in operating expenses.

Net Interest Income

The following tables set forth, for the periods indicated, information regarding the total amount of the Company’s income from interest-earning assets and the resulting average yields, the interest expense associated with interest-bearing liabilities and the resulting average rate, the net interest income, interest rate spread and net interest margin. The interest income and expense amounts in the tables below are consolidated, but reflect primarily the results of the Bank.

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Investment securities and other	$46,843	$428	3.66%	$38,807	$269	2.79%
Mortgage-backed securities	335,998	3,575	4.27%	310,071	2,870	3.72%
Loans (1)(2)	939,900	13,988	5.97%	834,771	11,446	5.51%

Total interest-earning assets	1,322,741	17,991	5.46%	1,183,649	14,585	4.96%

Noninterest-earning cash	2,153			5,068
Allowance for loan losses	(8,135)			(38,261)
Other assets	74,617			72,267

Total assets	$1,391,376			$1,222,723

Interest-Bearing Liabilities:
Interest-bearing deposits	$557,507	$4,165	3.00%	$609,577	$3,278	2.16%
Repurchase agreements	136,750	1,059	3.11%	76,250	484	2.55%
FHLB advances	486,337	3,356	2.77%	356,062	2,545	2.87%
Other borrowings	20,619	358	6.96%	20,779	259	5.01%

Total interest-bearing liabilities	1,201,213	8,938	2.98%	1,062,668	6,566	2.49%

Noninterest-bearing deposits	4,028			4,028
Other liabilities	14,716			22,162

Total liabilities	1,219,957			1,088,858
Stockholders’ equity	171,419			133,865

Total liabilities and stockholders’ equity	$1,391,376			$1,222,723

Net interest income		$9,053			$8,019

Net interest spread			2.48%			2.47%

Net interest margin			2.75%			2.72%

(1)	It is the Company’s policy to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

(2)	Interest income on loans includes the accretion of loan fees of $114 and $10, respectively, for the quarters ended June 30, 2005 and 2004.

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Investment securities and other	$43,464	$779	3.61%	$41,844	$575	2.78%
Mortgage-backed securities	326,989	7,002	4.32%	276,571	5,490	4.01%
Loans (1)	933,396	27,102	5.86%	763,099	21,052	5.58%

Total interest-earning assets	1,303,849	34,883	5.40%	1,081,514	27,117	5.07%

Noninterest-earning cash	2,319			5,750
Allowance for loan losses	(9,268)			(38,431)
Other assets	74,841			79,887

Total assets	$1,371,741			$1,128,720

Interest-Bearing Liabilities:
Interest-bearing deposits	$542,232	$7,379	2.74%	$565,332	$6,391	2.29%
Repurchase agreements	132,857	1,962	2.98%	77,571	971	2.53%
FHLB advances	487,123	6,707	2.78%	307,894	4,516	2.97%
Other borrowings	20,619	687	6.72%	20,995	527	5.08%

Total interest-bearing liabilities	1,182,831	16,735	2.85%	971,792	$12,405	2.58%

Noninterest-bearing deposits	4,272			3,813
Other liabilities	13,249			21,666

Total liabilities	1,200,352			997,271
Stockholders’ equity	171,389			131,449

Total liabilities and stockholders’ equity	$1,371,741			$1,128,720

Net interest income		$18,148			$14,712

Net interest spread			2.55%			2.49%

Net interest margin			2.81%			2.75%

(1)	Interest income on loans includes the accretion of loan fees of $154 and $39, respectively, for the six months ended June 30, 2005 and 2004.

Net interest income was $9.1 million for the second quarter of 2005, compared with $8.0 million for the second quarter of 2004. For the six-month period ended June 30, 2005, net interest income was $18.1 million, compared with $14.7 million for the six months ended June 30, 2004.

The increase in net interest income in the 2005 periods as compared with the first two quarters of 2004 was primarily attributable to the Bank’s significant loan originations throughout 2004, utilizing primarily borrowings and, to a lesser extent, deposits as funding sources. As a result, the average balance of the earning-asset portfolio increased to more than $1.3 billion for the quarter and six months ended June 30, 2005, an increase of $139.1 million and $222.3 million, respectively, over the corresponding 2004 periods. Our consolidated interest rate spread and interest margin were roughly the same in the 2005 periods as compared with 2004. While rising market interest rates increased both the yields on interest-earning assets and the cost of new deposits and borrowings, our weighted cost of some borrowing facilities actually declined as a result of maturities of older, higher-costing debt. We currently anticipate that interest rate spreads may narrow in future periods if interest rates continue to rise and the yield curve continues to flatten.

Interest income on mortgage-backed securities was $3.6 million for the second quarter of 2005, compared with $2.9 million for the second quarter of 2004. For the six months ended June 30, 2005, interest on mortgage- backed securities totaled $7.0 million, compared with $5.5 million for the six months ended June 30, 2004. The increase in 2005 reflects primarily an increase in yields due to rising market interest rates, which extended the expected lives of the securities and slowed the amortization of premiums. As a result, our yield on mortgage-backed securities increased by 55 basis points from the second quarter of 2004 to the second quarter of 2005, and by 31 basis points from the six-month period ended June 30, 2004 to the corresponding 2005 period. The increase in interest income also reflects an increase in the average investment balance, primarily as a result of the Bank’s purchases of $238.4 million of mortgage-backed securities in 2004.

Interest income on loans was $14.0 million for the quarter ended June 30, 2005, compared with $11.4 million for the quarter ended June 30, 2004. For the six-month period ended June 30, 2005, interest on loans totaled $27.1 million, compared with $21.1 million for the six-month period ended June 30, 2004. The increase in the 2005 periods was due to an increase in the average balance of loans, reflecting the Bank’s significant loan originations and purchases throughout 2004. The Bank’s loan fundings slowed in the first two quarters of 2005, primarily due to the increase in interest rates, which reduced the number of refinancings, and also due to increasing competitiveness in loan pricing. However, the Bank’s pipeline of loans in process increased by $30.1 million during the first six months of 2005 and totaled $137.3 million as of June 30, 2005. The Bank also anticipates increasing its loan acquisition activity. In the second quarter of 2005, the Bank purchased $85.1 million unpaid principal balance of loans, including one multi-family loan portfolio consisting of 109 loans with a total unpaid principal balance of $52.7 million. The increase in interest on loans also reflects an increase in yields in 2005 as compared with 2004, as a result of rising market rates of interest.

Interest expense on deposits was $4.2 million for the quarter ended June 30, 2005, compared with $3.3 million for the quarter ended June 30, 2004. For the six-month period ended June 30, 2005, interest on deposits was $7.4 million, compared with $6.4 million for the corresponding 2004 period. The increases in the 2005 periods were due to the increase in market interest rates, which raised the Bank’s cost of its interest-bearing deposits by 84 basis points from the second quarter of 2004 to the second quarter of 2005, and by 45 basis points from the first six months of 2004 to the first six months of 2005. These increases in cost were partially offset by a decline in the Bank’s average deposit volume from 2004 to 2005. Beginning in the second quarter of 2004, after receiving a deposit of $52 million from BHBC representing primarily the gross proceeds from the sale of WCC, the Bank increasingly utilized borrowing facilities as its primary funding source, and permitted the run-off of its higher-costing certificates of deposit.

Interest expense on borrowings, consisting of repurchase agreements, Federal Home Loan Bank (“FHLB”) advances and subordinated debt, totaled $4.8 million for the second quarter of 2005, compared with $3.3 million for the second quarter of 2004. For the six months ended June 30, 2005, interest expense on borrowings was $9.4 million, compared with $6.0 million for the first six months of 2004. This increase was due primarily to a significant increase in the average balance of outstanding borrowings. As discussed above, in the latter half of 2004 the Bank began to utilize its debt facilities in lieu of certificates of deposit to finance its asset acquisitions. The increase in interest on borrowings also reflects the recent increases in market interest rates, which raised the Bank’s average cost of repurchase agreements by 56 basis points from the second quarter of 2004 to the second quarter of 2005, and by 45 basis points from the first six months of 2004 to the corresponding 2005 period. The Bank’s cost of FHLB advances declined slightly, despite the increase in market interest rates, due to the maturity of some of its older, higher-costing advances in late 2004 and early 2005.

Provision for Loan Losses

Provisions for losses on loans are charged to operations to maintain an allowance for losses on the loan portfolio at a level which the Company believes is adequate based on an evaluation of the inherent risks in the portfolio. Our evaluation is based on an analysis of the loan portfolio, historical loss experience, credit concentrations, current economic conditions and trends, the effects of interest rate changes on collateral values, and other relevant factors. The evaluation of the inherent loss with respect to these factors is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components.

Management currently intends to maintain an unallocated allowance in the range of 3% to 6% of the total estimated allowance for loan losses, due to the inherent risk associated with the imprecision in estimating the allowance.

Pursuant to the quarterly evaluation of the adequacy of our loan loss reserves, we determined that no provision for loan losses was required for the first two quarters of 2005. For the quarter and six months ended June 30, 2004, we recorded provisions for loan losses of $0.1 million and $0.2 million, respectively.

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

Gain on Sale of Securities

In the first quarter of 2004, we realized a gain of $0.3 million on sales of $17.7 million of the Bank’s mortgage-backed securities. There was no such sales activity in the first two quarters of 2005.

Net gains on sales of securities are generated primarily in declining interest rate environments. Accordingly, gains or losses from sales of securities may fluctuate significantly from period to period, and the results in any period are not necessarily indicative of the results that may be attained in future periods.

Loan Fees and Charges

Loan fees and charges increased by $0.2 million from the second quarter of 2004 to the second quarter of 2005, and by $0.3 million from the six months ended June 30, 2004 to the six months ended June 30, 2005. The increases in the 2005 periods were due primarily to higher prepayment fees as a result of paydowns on loans.

Other Expenses

The Company’s other operating expenses for the three months and six months ended June 30, 2005 and 2004 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Compensation and employee benefits	$1,895	$1,572	$3,764	$3,394
Professional fees	922	807	1,628	1,627
Occupancy	251	217	511	402
FDIC insurance premiums	83	117	167	225
Data processing	125	123	230	267
Insurance	174	228	347	346
Depreciation	91	96	146	186
Amortization of intangibles	64	64	129	129
Directors expense	135	224	270	380
Other general and administrative expense	398	351	691	807

Total other expenses	$4,138	$3,799	$7,883	$7,763

Compensation and employee benefits expense increased by $0.3 million from the second quarter of 2004 to the second quarter of 2005, and by $0.4 million from the six months ended June 30, 2004 to the six months ended

June 30, 2005. These increases were due to higher staffing levels in 2005, primarily as a result of an increase in the Bank’s lending staff and the opening of the Bank’s new branch at its Calabasas offices. Partially offsetting these increases was a decrease in incentive compensation, as a result of a decline in loan fundings as compared with the first two quarters of 2004.

Our legal expenses (included in “Professional fees” above) increased by $0.3 million from the second quarter of 2004 to the second quarter of 2005. This increase primarily reflects expenses related to various ongoing issues with respect to a former officer (see Note 8 to the interim condensed consolidated financial statements).

Occupancy expense increased slightly from the 2004 periods to the 2005 periods as a result of the renewal of the lease at our Calabasas, California offices, which became effective on August 31, 2004. The amortization expense shown above represents the amortization recorded on the Bank’s core deposit intangible asset, which it acquired in connection with its purchase of a new branch in June 2000. As of June 30, 2005, the core deposit intangible asset had been amortized in full and no longer had a book value (see Note 7 to the interim condensed consolidated financial statements). Accordingly, we do not expect to incur such amortization expense in future periods. Directors expense declined from the 2004 periods to the 2005 periods due to a change in director compensation which became effective in late 2004. Under the new fee arrangement, we reduced the directors’ annual stipends and no longer pay additional fees for meetings attended. In most other expense categories, costs remained largely consistent from 2004 to 2005, reflecting our efforts to control overhead.

CHANGES IN FINANCIAL CONDITION

Mortgage-Backed and Other Securities Available for Sale.    Our portfolio of mortgage-backed securities (MBS) available for sale increased by $38.9 million during the six months ended June 30, 2005. This increase primarily reflects purchases of $83.6 million of AAA-rated MBS, partially offset by principal repayments of $44.1 million. Due to recent increases in market interest rates, we recorded unrealized holding losses of $0.3 million through June 30, 2005. However, these losses occurred primarily in the first quarter of 2005 in the amount of $3.9 million, and our portfolio recovered substantially all of such losses in the second quarter.

The balance of our other investment securities available for sale was substantially the same at June 30, 2005 and December 31, 2004, reflecting minimal unrealized holding losses.

The following table sets forth the Company’s holdings of mortgage-backed and other investment securities as of June 30, 2005 and December 31, 2004.

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Available for sale, at fair value:
AAA mortgage-backed securities	$211,663	$166,339
GSE mortgage-backed securities	121,534	140,777
Other mortgage-backed securities	13,176	345
Trust preferred securities	8,000	8,000
Mutual funds	5,834	5,819

Total available for sale	360,207	321,280
Held to maturity:
Agency securities (fair value of $9,884 and $9,795)	9,683	9,657

Total investment securities	$369,890	$330,937

The amortized cost and fair value of the Company’s securities, by contractual maturity, are shown below as of June 30, 2005:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in five to ten years	$8,129	$8,191
Due after ten years	357,678	356,066
Mutual funds	5,750	5,834

Total	$371,557	$370,091

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2005 and December 31, 2004:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2005
GSE mortgage-backed securities	$36,325	$205	$46,799	$565	$83,124	$770
AAA and other mortgage-backed securities	103,961	953	48,427	846	152,388	1,799
Mutual funds	1,932	68	—	—	1,932	68

Total	$142,218	$1,226	$95,226	$1,411	$237,444	$2,637

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2004
GSE mortgage-backed securities	$88,695	$745	$—	$—	$88,695	$745
AAA and other mortgage-backed securities	136,404	1,379	3,616	89	140,020	1,468
Mutual funds	1,946	54	—	—	1,946	54

Total	$227,045	$2,178	$3,616	$89	$230,661	$2,267

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of June 30, 2005, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2005, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated statement of operations.

Loans, net.    Our portfolio of loans, net of discounts and allowances, increased by $58.2 million in the first six months of 2005. This increase reflects loan purchases of $89.8 million and loan originations of $58.2 million, partially offset by repayments of $89.9 million. The Bank’s loan purchases included a June 2005 acquisition of a multi-family loan portfolio consisting of 109 loans with an aggregate unpaid principal balance of $52.7 million. The Bank’s loan originations improved from $21.6 million in the first quarter of 2005 to $36.6 million for the second quarter, but still have declined substantially from the first two quarters of 2004. This decrease is primarily a result of the increase in interest rates, which reduced the number and amount of refinancings, and also reflects increasing competitiveness in loan pricing.

Following is a summary of the Bank’s loan portfolio as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Single-family residential	$37,608	$44,569
Multi-family residential	449,849	412,074
Commercial real estate	487,379	462,961
Consumer and other	982	992

Loan portfolio principal balance	975,818	920,596
Net premium and deferred fees	4,949	2,064
Allowance for loan losses	(7,230)	(7,277)

Total loan portfolio, net	$973,537	$915,383

The following table summarizes the activity in the Bank’s allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance, beginning of period	$7,260	$6,740	$7,277	$6,735
Provision for loan losses	—	100	—	100
Charge-offs	(27)	(15)	(33)	(15)
Recoveries	1	58	2	70
Amortization of fresh-start adjustment	(4)	(7)	(16)	(14)

Balance, end of period	$7,230	$6,876	$7,230	$6,876

The following table sets forth the delinquency status of the Bank’s loans as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Balance of delinquent loans:
31-60 days	$23	$2,364
61-90 days	1,631	902
91 days or more (1)	3,275	4,535

Total delinquent loans	$4,929	$7,801

Delinquent loans as a percentage of total loan portfolio:
31-60 days	0.0%	0.2%
61-90 days	0.2	0.1
91 days or more (1)	0.3	0.5

Total	0.5%	0.8%

(1)	All loans delinquent more than 90 days were on nonaccrual status.

Discounted Loans, net.    Our discounted loans, net, consist of WFC’s portfolio of discounted loans. WFC conducts its loan investment and portfolio management operations with an institutional investor, which has participation interests in the returns generated by the assets serving as collateral for the loans. The carrying value of WFC’s discounted loans is reported net of the co-investor’s interest. During the six months ended June 30, 2005, the balance of discounted loans, net decreased by $0.7 million, primarily reflecting WFC’s share of the loan principal payments received.

Real Estate Owned.    Real estate owned decreased by $1.7 million in the first six months of 2005. This decrease was due to the Bank’s sales of three properties with an aggregate carrying value of $1.8 million for a net gain of $0.2 million, partially offset by $0.1 million in new foreclosures.

Deposits.    Deposits increased by $23.3 million during the first six months of 2005, due primarily to an increase in brokered certificates of deposit. The weighted-average interest cost of the Bank’s total deposit balance at June 30, 2005 was 2.86%, compared with 2.06% at December 31, 2004. The Bank’s deposits at June 30, 2005 included a total of $28.3 million in demand deposits held by BHBC and WFC. However, those deposits are eliminated in consolidation and are not reflected in total deposits on our consolidated statements of financial condition.

Repurchase Agreements.    Repurchase agreements decreased by $2.0 million during the six months ended June 30, 2005, as a result of repayments of $35.0 million, offset by repurchase agreement renewals totaling $33.0 million. At June 30, 2005, the Bank had total repurchase agreements of $118.0 million, bearing interest at a weighted-average rate of 3.19%, compared with the December 31, 2004 weighted-average rate of 2.74%. These borrowings are used primarily to finance the Bank’s lending and investment activities.

FHLB Advances.    FHLB advances increased by $76.0 million in the six months ended June 30, 2005, as a result of $200.0 million in new advances, partially offset by maturities of $124.0 million. This increase occurred primarily in June 2005, as the Bank obtained $155.0 million in new advances to fund loan acquisitions and also to replace maturing advances. As discussed above, the Bank has utilized FHLB advances as the primary funding source for its asset acquisitions after receiving BHBC’s deposit of the proceeds from the sale of WCC. The FHLB has authorized a borrowing limit for the Bank’s total FHLB advances of 45% of the Bank’s total assets as of the previous quarter-end. The following table sets forth the Bank’s FHLB advances at the dates and for the periods indicated:

	Six Months Ended June 30, 2005	Year Ended December 31, 2004
	(Dollars in thousands)
Average amount outstanding during the period	$487,123	$361,249
Maximum month-end balance outstanding during the period	550,837	474,837
Weighted average rate:
During the period	2.78%	2.95%
At end of period	3.19%	2.75%

Net Worth.    Our consolidated stockholders’ equity increased by $1.8 million during the six months ended June 30, 2005, to $171.9 million, or $7.99 book value per diluted share. This increase reflects our net income of $6.8 million, the issuance of additional shares of common stock pursuant to the exercise of stock options, and a $0.3 million tax benefit from the exercise of non-qualified stock options. These increases were partially offset by cash dividends of $5.3 million on common stock and net after-tax unrealized losses of $0.2 million on our portfolio of available-for-sale securities.

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

The following table sets forth the Bank’s regulatory capital ratios at June 30, 2005.

Regulatory Capital Ratios

			Amount Required
	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets (Risk-based capital)	$122,871	12.3%	$79,706	≥ 8.0%	$99,632	≥	10.0%
Tier 1 capital to risk-weighted assets	115,786	11.6%	Not Applicable		59,779	≥	6.0%
Core capital to tangible assets	115,786	8.3%	56,040	≥ 4.0%	70,050	≥	5.0%
Tangible capital to tangible assets	115,786	8.3%	21,015	≥ 1.5%	Not Applicable

Upon conversion to a state commercial bank charter, the Bank would be subject to the same capital requirements, and expects to continue to be in compliance with such requirements.

Liquidity and Capital Resources

Liquidity is the measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and make payments for general business purposes.

The Bank’s sources of liquidity include wholesale and retail deposits, FHLB advances (up to 45% of the Bank’s total assets as of the previous quarter-end), repurchase agreements, whole loan and mortgage-backed securities sales, and net interest income. WFC’s sources of liquidity consist of net interest income and repayments on its portfolio of loans and mortgage-backed securities. Liquidity in the Bank’s and WFC’s operations is actively managed on a daily basis and periodically reviewed by the Company’s Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the Company’s operating needs. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet our operating needs.

At June 30, 2005, our cash balances totaled $17.2 million, compared with $15.5 million at December 31, 2004. The increase in cash was due primarily to new borrowings and repayments on loans, partially offset by purchases of loans and mortgage-backed securities and new loan originations.

At June 30, 2005, the Bank had $454.1 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending June 30, 2006 and thereafter amounted to $307.0 million and $147.1 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management continues its effort to reduce the Bank’s exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of the Bank’s interest-earning assets.

The Company is party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents the Company’s future financial obligations outstanding as of June 30, 2005:

	Payments due within time period at June 30, 2005
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$316,177	$142,472	$10,331	$—	$468,980
Repurchase agreements	80,469	41,097	—	—	121,566
Employment contracts	138	—	—	—	138
Operating leases	698	1,418	940	1,904	4,960
FHLB advances	198,681	268,436	119,828	—	586,945
Junior subordinated notes payable to trust	1,400	2,800	2,800	51,423	58,423

Total	$597,563	$456,223	$133,899	$53,327	$1,241,012

With the exception of the operating leases, the expected obligations presented above include anticipated interest accruals based on the current respective contractual terms. The amounts for the junior subordinated debentures are based on the assumption that the debentures will be repaid in full at maturity in July 2032. However, commencing July 12, 2007, the debentures may be repaid in full or in part at par.

OTS regulations require each bank to maintain adequate liquidity to assure safe and sound operation. It is the Bank’s responsibility to establish a liquidity policy that sets minimum liquidity requirements. As of June 30, 2005, the Bank was in compliance with its liquidity policy.

DISCONTINUED OPERATIONS - LOAN SERVICING

The Company previously conducted its Loan Servicing Operations through WCC, our loan servicing subsidiary which was formed pursuant to our June 10, 1999 reorganization. As discussed earlier, on April 30, 2004 we completed the sale of WCC to Merrill Lynch Mortgage Capital Inc. Results of operations for WCC are shown in the table below. The amounts for the three and six months ended June 30, 2004 reflect WCC’s results for only the month and four months ended April 30, 2004, respectively.

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(Dollars in thousands)
Servicing income	$3,420	$11,754
Other income	223	689

Total revenues	3,643	12,443

Interest expense	37	164
Provision for loan losses	—	49
Compensation and employee benefits expense	3,324	9,427
Other expenses	612	2,319

Total provision and expenses	3,973	11,959

Income before taxes	$(330)	$484

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

Managing risk is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit quality, interest rate sensitivity and liquidity. Credit quality risk is the risk of not collecting interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as the result of changes in interest rates. Rate movements can affect the repricing of assets and liabilities differently, as well as their market values, and also can affect the ability of the borrower to repay. Liquidity risk is the possible inability to fund obligations to depositors, investors and borrowers.

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

The following table quantifies the potential changes in the Company’s net portfolio value at June 30, 2005, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Assets
	$Amount	$Change	%Change	NPV Ratio	Change
	(Dollars in thousands)
Change in Rates
+ 300bp	$163,322	$(28,208)	(15)%	11.89%	(134	)bp
+ 200bp	171,427	(20,103)	(10)	12.28	(95	)bp
+ 100bp	180,848	(10,682)	(6)	12.72	(51	)bp
0bp	191,530	—	—	13.23	—
- 100bp	191,864	334	0	13.10	(13	)bp
- 200bp	189,345	(2,185)	(1)	12.80	(43	)bp
- 300bp	187,388	(4,142)	(2)	12.54	(69	)bp

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

Another tool used to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table summarizes the anticipated maturities or repricing of the Bank’s assets and liabilities based on their contractual terms as of June 30, 2005.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$17,228	$—	$—	$—	$17,228
Mortgage-backed and other investment securities	26,662	61,759	186,046	95,075	369,542
Single-family residential loans	20,264	3,895	135	13,314	37,608
Multi-family residential loans	180,103	63,590	139,792	66,364	449,849
Commercial real estate loans	164,506	94,471	168,308	60,094	487,379
Consumer and other loans	655	13	24	290	982
Other assets (1)	—	—	—	38,925	38,925

Total assets	409,418	223,728	494,305	274,062	1,401,513

Liabilities:
Demand deposits	—	—	—	32,511	32,511
NOW and money market accounts	104,682	—	—	—	104,682
Savings accounts	2,278	—	—	—	2,278
Certificates of deposit	306,981	136,838	10,268	—	454,087
Repurchase agreements	78,000	40,000	—	—	118,000
FHLB advances	209,500	226,337	115,000	—	550,837
Other liabilities	—	—	—	21,741	21,741

Total liabilities	701,441	403,175	125,268	54,252	1,284,136

(Deficiency) excess of assets over liabilities	$(292,023)	$(179,447)	$369,037	$219,810	$117,377

Cumulative (deficiency) excess	$(292,023)	$(471,470)	$(102,433)	$117,377

Cumulative (deficiency) excess as a percent of total assets	(20.84)%	(33.64)%	(7.31)%	8.38%

(1)	Includes unamortized premium on loans and allowance for loan losses.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal controls

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY HILLS BANCORP INC.

Date: August 5, 2005	By:	/s/ JOSEPH W. KILEY III
Joseph W. Kiley III
Chief Executive Officer

	By:	/s/ TAKEO K. SASAKI
Takeo K. Sasaki
Chief Financial Officer