Form 10-Q
period 2005-09-30
BEVERLY HILLS BANCORP INC
filed 2005-11-07
CIK 1024321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Yes	☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, par value $0.01 per share	21,306,110 shares

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$25,317	$15,526
Mortgage-backed securities available for sale, at fair value	344,658	307,461
Investment securities available for sale, at fair value	13,754	13,819
Investment securities held to maturity, at amortized cost (fair value of $9,807 and $9,795)	9,695	9,657
Loans, net of allowance for loan losses of $7,104 and $7,277	936,275	915,383
Discounted loans, net of allowance for loan losses of $228 and $367	1,808	1,587
Stock in Federal Home Loan Bank of San Francisco, at cost	27,313	22,681
Real estate owned, net	62	1,769
Leasehold improvements and equipment, net	1,503	854
Accrued interest receivable	6,150	5,333
Deferred tax asset, net	36,992	37,412
Goodwill, net	3,054	3,054
Other intangible assets, net	—	129
Prepaid expenses and other assets	3,811	3,449

TOTAL	$1,410,392	$1,338,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Noninterest-bearing deposits	$4,928	$4,473
Interest-bearing deposits	569,657	537,487
Repurchase agreements	103,000	120,000
Accounts payable and other liabilities	13,775	10,559
FHLB advances	525,837	474,837
Junior subordinated notes payable to trust	20,619	20,619

Total liabilities	1,237,816	1,167,975

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 0 and 10,000,000 shares authorized, 0 shares outstanding	—	—
Common stock, $0.01 par value, 30,000,000 and 90,000,000 shares authorized, 26,945,478 and 26,777,554 shares issued (including treasury shares of 5,639,368)	269	268
Additional paid-in capital	165,417	164,740
Treasury stock, 5,639,368 shares, at cost	(15,224)	(15,224)
Retained earnings	24,668	21,442
Accumulated other comprehensive loss, net	(2,554)	(1,087)

Total stockholders’ equity	172,576	170,139

TOTAL	$1,410,392	$1,338,114

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
INTEREST INCOME:
Loans	$14,205	$11,824	$41,307	$32,876
Mortgage-backed securities	3,846	3,351	10,848	8,841
Securities and federal funds sold	438	288	1,217	863

Total interest income	18,489	15,463	53,372	42,580

INTEREST EXPENSE:
Deposits	4,665	3,033	12,044	9,424
Borrowings	5,695	3,802	15,051	9,816

Total interest expense	10,360	6,835	27,095	19,240

NET INTEREST INCOME	8,129	8,628	26,277	23,340
(RECAPTURE OF) PROVISION FOR LOSSES ON LOANS	(48)	338	(52)	552

NET INTEREST INCOME AFTER (RECAPTURE OF) PROVISION FOR LOSSES ON LOANS	8,177	8,290	26,329	22,788

OTHER INCOME:
Loan related fees and charges	2,401	143	3,264	664
Deposit fees and charges	16	78	52	273
Gain (loss) on sales of loans, net	13	7	(8)	55
Gain on sale of securities, net	—	113	—	386
Real estate owned, net	—	—	192	70
FHLB stock dividend income	285	213	795	507
Other income (loss), net	522	(27)	596	(1)

Total other income	3,237	527	4,891	1,954

OTHER EXPENSES:
Compensation and employee benefits	1,911	1,594	5,675	4,988
Professional fees	718	857	2,346	2,484
Occupancy	235	203	746	605
FDIC insurance premiums	85	127	252	352
Loan expenses	76	13	272	114
Data processing	95	151	325	418
Insurance	171	290	518	636
Depreciation	92	75	238	261
Amortization of intangibles	—	65	129	194
Directors expense	149	93	419	473
Other general and administrative expense	407	282	1,098	1,089

Total other expenses	3,939	3,750	12,018	11,614

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	7,475	5,067	19,202	13,128
INCOME TAX PROVISION	3,053	2,103	8,019	5,515

INCOME FROM CONTINUING OPERATIONS	4,422	2,964	11,183	7,613

DISCONTINUED OPERATIONS (NOTE 3):
INCOME FROM OPERATIONS OF DISCONTINUED SEGMENT (INCLUDING GAIN ON DISPOSAL OF $18,516 IN 2004)	—	—	—	19,000
INCOME TAX PROVISION	—	—	—	7,885

INCOME FROM DISCONTINUED OPERATIONS	—	—	—	11,115

NET INCOME	$4,422	$2,964	$11,183	$18,728

Earnings per share – basic:
Income from continuing operations	$0.21	$0.14	$0.53	$0.37
Discontinued operations	—	—	—	0.54

Net income	$0.21	$0.14	$0.53	$0.91

Earnings per share – diluted:
Income from continuing operations	$0.21	$0.14	$0.52	$0.36
Discontinued operations	—	—	—	0.52

Net income	$0.21	$0.14	$0.52	$0.88

Weighted average number of shares – basic	21,243,550	21,136,519	21,187,687	20,650,550
Weighted average number of shares – diluted	21,517,100	21,458,548	21,488,239	21,344,523

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except share data)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,183	$18,728
Less: income from discontinued operations, net of taxes	—	(11,115)

Income from continuing operations	11,183	7,613
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
(Recapture of) provision for estimated losses on loans	(52)	601
Provision for losses on real estate owned	10	18
Change in valuation allowance for mortgage servicing rights	—	257
Depreciation and amortization	367	455
Deferred tax provision	1,484	—
Gain on sale of real estate owned	(214)	(97)
Loss (gain) on disposal of equipment	11	(1)
Loss (gain) on sale of loans	8	(55)
Gain on sale of securities	—	(386)
Gain on extinguishment of investor participation liability	(404)	—
Amortization of discounts and deferred fees	1,947	2,178
Amortization of mortgage servicing rights	—	1,740
Federal Home Loan Bank stock dividends	(713)	(443)
Change in:
Servicer advance receivables	—	(3,456)
Service fees receivable	—	182
Accrued interest receivable	(817)	(1,142)
Receivables from other loan servicers	—	773
Prepaid expenses and other assets	(362)	(1,105)
Accounts payable and other liabilities	2,566	3,958
Net cash used in operations of discontinued segment	—	6,697

Net cash provided by operating activities of continuing operations	15,014	17,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(105,425)	(120,994)
Loan repayments	159,294	100,046
Loan originations	(75,494)	(242,082)
Purchase of mortgage-backed securities available for sale	(112,508)	(238,407)
Repayments of mortgage-backed securities available for sale	72,350	99,180
Proceeds from sale of mortgage-backed securities available for sale	—	18,284
Proceeds from sale of investment securities available for sale	—	10,130
Purchases of FHLB stock	(3,919)	(7,885)
Proceeds from sale of real estate owned	2,031	1,016
Purchases of leasehold improvements and equipment	(900)	(665)
Proceeds from sale of leasehold improvements and equipment	2	7
Net proceeds from sale of discontinued operations	—	48,709
Net cash provided by investing activities of discontinued segment	—	(495)

Net cash used in investing activities of continuing operations	(64,569)	(333,156)

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(Dollars in thousands, except share data)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$32,625	$81,437
Proceeds from FHLB advances	286,000	440,800
Repayments of FHLB advances	(235,000)	(241,300)
(Decrease) increase in repurchase agreements	(17,000)	34,000
Repayments of long-term financing	—	(1,871)
Issuance of common stock	373	3,237
Tax benefit from exercise of nonqualified stock options	305	—
Dividends on common stock	(7,957)	(5,284)
Net cash provided by financing activities of discontinued segment	—	(5,810)

Net cash provided by financing activities of continuing operations	59,346	305,209

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,791	(10,160)
CASH AND CASH EQUIVALENTS:
Beginning of period	15,526	18,739

End of period	$25,317	$8,579

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION – Cash paid during the period for:
Interest	$25,512	$18,070
Income taxes, net	5,104	422
NONCASH INVESTING ACTIVITIES:
Additions to real estate owned acquired in settlement of loans	120	2,104
NONCASH FINANCING ACTIVITIES:
Extinguishment of investor participation liability	650	—

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

In the opinion of management, all adjustments, generally comprised of normal recurring accruals necessary for a fair presentation of the interim condensed consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

2. PER-SHARE DATA

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potentially dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except share data)
Income from continuing operations	$4,422	$2,964	$11,183	$7,613
Discontinued operations	—	—	—	11,115

Net income	$4,422	$2,964	$11,183	$18,728

Weighted average number of common shares outstanding – basic	21,243,550	21,136,519	21,187,687	20,650,550
Net effect of dilutive stock options – based on treasury stock method	273,550	322,029	300,552	693,973

Weighted average number of common shares outstanding – diluted	21,517,100	21,458,548	21,488,239	21,344,523

Earnings per share – basic:
Income from continuing operations	$0.21	$0.14	$0.53	$0.37
Discontinued operations	—	—	—	0.54

Net income	$0.21	$0.14	$0.53	$0.91

Earnings per share – diluted:
Income from continuing operations	$0.21	$0.14	$0.52	$0.36
Discontinued operations	—	—	—	0.52

Net income	$0.21	$0.14	$0.52	$0.88

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company has two stock-based employee compensation plans, the 1999 Equity Participation Plan and the 2002 Equity Participation Plan, pursuant to which stock options have been granted to its directors and certain employees. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the Company’s Equity Participation Plans been determined based on the fair value at the grant date consistent with the methods of Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company’s net income and earnings per share for the quarter and nine months ended September 30, 2005 and 2004 would have been reduced to the pro-forma amounts indicated below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except share data)
Net income, as reported	$4,422	$2,964	$11,183	$18,728
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	62	123	208	367

Pro forma net income	$4,360	$2,841	$10,975	$18,361

Earnings per share – basic:
As reported	$0.21	$0.14	$0.53	$0.91

Pro forma	$0.21	$0.13	$0.52	$0.89

Earnings per share – diluted:
As reported	$0.21	$0.14	$0.52	$0.88

Pro forma	$0.20	$0.13	$0.51	$0.86

3. SALE OF WILSHIRE CREDIT CORPORATION

On April 30, 2004, the Company completed the sale of its wholly owned mortgage servicing subsidiary, Wilshire Credit Corporation (“WCC”), to Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”) for a pre-tax gain of $18.5 million. (This gain was subsequently adjusted to $18.0 million as of December 31, 2004.) Effective January 1, 2004, the Company began accounting for WCC as a disposal group held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, WCC’s operating results for the nine months ended September 30, 2004, and the Company’s gain on the sale of WCC, have been removed from the Company’s results from continuing operations on the Consolidated Statements of Operations, and are presented separately under the caption “Discontinued operations.”

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the operating results for WCC for the nine months ended September 30, 2004. The amounts reflect WCC’s results only for the four months prior to its sale on April 30, 2004.

Nine Months Ended September 30, 2004
(Dollars in thousands)
Interest income	$(10)
Interest expense	164

Net interest expense	(174)
Provision for loan losses	49

Net interest expense after provision for loan losses	(223)
Servicing income	11,754
Other income	699
Compensation and employee benefits expense	9,427
Other expenses	2,319

Income before income taxes	484
Income tax provision	201

Net income	$283

4. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

At September 30, 2005, the Company’s bank subsidiary, First Bank of Beverly Hills (“FBBH,” or the “Bank”), had outstanding commitments to fund $17.2 million of loans. In addition, the Bank had unfunded commitments under lines of credit of $0.4 million.

The Company continues to incur legal expenses on behalf of former officers in connection with the events that gave rise to litigation arising from the financial collapse of Capital Consultants LLC (“CCL”) in 2000. Such expenses totaled $0.1 and $0.5 million, respectively, for the three and nine months ended September 30, 2005, compared with $0.2 million and $0.7 million, respectively, for the corresponding 2004 periods (see Note 8 – “Legal Matters”).

5. INCOME TAXES

The Company files consolidated federal and state income tax returns with its eligible subsidiaries. The Company recorded income tax provisions from continuing operations of $3.1 million and $8.0 million, respectively, for the three and nine months ended September 30, 2005, compared with $2.1 million and $5.5 million, respectively, for the corresponding 2004 periods. A portion of the Company’s 2005 income tax provision is not expected to be currently payable in cash, due to the utilization of the Company’s net operating loss carryforwards. The Company’s deferred tax provision (benefit) is determined on a quarterly basis pursuant to an evaluation of its net deferred tax asset. These deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts and are attributable to net operating loss carryforwards and also to other differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 42% is applied to each attribute in determining the amount of the related deferred tax asset or liability. Decreases (increases) in the net deferred tax asset are recorded as a deferred tax provision (benefit) in the consolidated statements of operations.

The Company’s net deferred tax asset was $37.0 million and $37.4 million, respectively, at September 30, 2005 and December 31, 2004. In accounting for the deferred tax asset, the Company applies SFAS No. 109,

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accounting for Income Taxes, which requires, among other things, that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has evaluated the positive and negative evidence regarding the future realization of the deferred tax assets and has recorded a valuation allowance of $6.8 million. The Company believes it is more likely than not that its net deferred tax asset of $37.0 million will be realized in future periods.

As of September 30, 2005, the Company had U.S. net operating loss carryforwards of approximately $96 million, and also had approximately $86 million in state net operating loss carryforwards. The federal carryforward period runs through 2024. However, in June 2002 the Company experienced a change in control as defined by Section 382 of the Internal Revenue Code. In general, a change in control is defined as a greater than 50% ownership shift as measured over the prior three-year period. As a result of the change in control, the Company’s net operating loss carryforwards that were generated prior to the change in control are subject to a limitation on the amount that may be used annually to offset taxable income. The Company has determined that the amount of this limitation is approximately $6 million per year and believes that its valuation allowance against the deferred tax asset provides adequately for this limitation.

6. OPERATING SEGMENTS

The Company reports segment data in accordance with the accounting principles discussed in Note 1 to the Consolidated Financial Statements in the 2004 Annual Report on Form 10-K. As discussed in Note 3, the Company completed the sale of WCC, which comprised the Company’s Loan Servicing segment, to Merrill Lynch effective April 30, 2004. Accordingly, the operating results of WCC are presented separately under the caption “Discontinued operations” in the consolidated statements of operations for the nine months ended September 30, 2004.

The operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

•	Banking Operations—Through FBBH, the Company conducts a banking business focused primarily on specialty-niche products tailored to commercial and multi-family real estate lending, in addition to investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. The primary sources of liquidity for the Bank’s loan purchases and originations are wholesale certificates of deposit, retail deposits, Federal Home Loan Bank advances and repurchase agreements. On September 1, 2005, the Bank converted its charter from a federal charter to a state commercial bank charter and as a result is now regulated by the California Department of Financial Institutions and the Federal Deposit Insurance Corporation.

•	Mortgage Investment Operations—The Company’s investment subsidiary, WFC Inc. (“WFC”), manages a portfolio of mortgage-backed securities and pools of performing, sub-performing and non-performing residential and commercial loans. Prior to September 30, 2005, WFC conducted certain of these activities with an institutional investor where such investments aligned the Company’s interests with those of the institutional investor. Effective September 30, 2005, WFC acquired a 100% interest in the returns generated by those portfolios and, as a result, no longer shares the net cash flows with the co-investor. WFC’s funding sources have consisted primarily of commercial bank financing and co-investors, with debt service repayment terms that generally parallel the cash flows of the underlying collateral.

•	Holding Company and Miscellaneous Operations—The Company’s Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the Company’s defined business segments. In addition, this segment includes interest expense on the $20.6 million of junior subordinated notes payable issued in July 2002 and eliminations of intercompany accounts and transactions.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment data for the three months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30, 2005
	Banking	Mortgage Investments	Holding Company and Miscellaneous Operations	Total
	(Dollars in thousands)
Interest income	$18,247	$224	$18	$18,489
Interest expense	10,131	—	229	10,360

Net interest income (expense)	8,116	224	(211)	8,129
(Recapture of) provision for loan losses	(91)	43	—	(48)

Net interest income (expense) after (recapture of) provision for loan losses	8,207	181	(211)	8,177
Realized gains on sales	—	13	—	13
Other income	2,692	532	—	3,224
Compensation and employee benefits expense	1,826	—	85	1,911
Other expenses	1,370	(1)	659	2,028

Income (loss) before taxes	7,703	727	(955)	7,475
Income tax provision (benefit)	3,141	303	(391)	3,053

Net income (loss)	$4,562	$424	$(564)	$4,422

Total assets	$1,373,301	$28,028	$9,063	$1,410,392

	Three Months Ended September 30, 2004
	Banking	Mortgage Investments	Holding Company and Miscellaneous Operations	Total
	(Dollars in thousands)
Interest income	$15,105	$356	$2	$15,463
Interest expense	6,553	—	282	6,835

Net interest income (expense)	8,552	356	(280)	8,628
Provision for loan losses	338	—	—	338

Net interest income (expense) after provision for loan losses	8,214	356	(280)	8,290
Realized gains	113	7	—	120
Other income (loss)	439	(35)	3	407
Compensation and employee benefits expense	1,501	—	93	1,594
Other expenses	1,277	(32)	911	2,156

Income (loss) before taxes	5,988	360	(1,281)	5,067
Income tax provision (benefit)	2,485	149	(531)	2,103

Net income (loss)	$3,503	$211	$(750)	$2,964

Total assets	$1,278,742	$21,870	$(489)	$1,300,123

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment data for the nine months ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended September 30, 2005
	Banking	Mortgage Investments	Holding Company and Miscellaneous Operations	Total
	(Dollars in thousands)
Interest income	$52,625	$692	$55	$53,372
Interest expense	26,179	—	916	27,095

Net interest income (expense)	26,446	692	(861)	26,277
(Recapture of) provision for loan losses	(91)	39	—	(52)

Net interest income (expense) after (recapture of) provision for loan losses	26,537	653	(861)	26,329
Realized losses	—	(8)	—	(8)
Other income	4,301	547	51	4,899
Compensation and employee benefits expense	5,437	—	238	5,675
Other expenses	4,193	55	2,095	6,343

Income (loss) before taxes	21,208	1,137	(3,143)	19,202
Income tax provision (benefit)	8,869	477	(1,327)	8,019

Net income (loss)	$12,339	$660	$(1,816)	$11,183

Total assets	$1,373,301	$28,028	$9,063	$1,410,392

	Nine Months Ended September 30, 2004
	Banking	Loan Servicing	Mortgage Investments	Holding Company and Miscellaneous Operations	Total
	(Dollars in thousands)
Interest income	$41,301	$—	$1,250	$29	$42,580
Interest expense	18,432	—	13	795	19,240

Net interest income (expense)	22,869	—	1,237	(766)	23,340
Provision for loan losses	438	—	114	—	552

Net interest income (expense) after provision for loan losses	22,431	—	1,123	(766)	22,788
Realized gains	386	—	55	—	441
Other income (loss)	1,587	—	(77)	3	1,513
Compensation and employee benefits expense	4,514	—	—	474	4,988
Other expenses	4,034	—	(2)	2,594	6,626

Income (loss) from continuing operations before taxes	15,856	—	1,103	(3,831)	13,128
Income tax provision (benefit)	6,580	—	458	(1,523)	5,515

Income (loss) from continuing operations	9,276	—	645	(2,308)	7,613
Discontinued operations:
Income from operations of discontinued segment	—	484	—	—	484
Gain on sale of discontinued segment	—	—	—	18,516	18,516
Income tax provision	—	201	—	7,684	7,885

Income from discontinued operations	—	283	—	10,832	11,115

Net income	$9,276	$283	$645	$8,524	$18,728

Total assets	$1,278,742	$—	$21,870	$(489)	$1,300,123

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. GOODWILL AND INTANGIBLE ASSETS

In June 2000, the Bank acquired a branch location and recorded goodwill of $3.4 million and a core deposit intangible of $1.3 million. Through December 31, 2001, the goodwill was amortized on a straight-line basis over an estimated useful life of 15 years. In January 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and, as a result, no longer amortizes goodwill, but tests it at least annually for impairment. The Company continued to amortize the core deposit intangible over an estimated useful life of 5 years and had amortized it in full as of June 30, 2005.

Following is a summary of the Company’s goodwill and intangible assets:

	As of September 30, 2005		As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Goodwill	$3,393	$(339)	$3,393	$(339)
Core deposit intangible	1,294	(1,294)	1,294	(1,165)

Total	$4,687	$(1,633)	$4,687	$(1,504)

The Company recorded amortization expense of $129,000 related to the core deposit intangible for the six months ended June 30, 2005. As of June 30, 2005, the core deposit intangible no longer had a carrying value.

There were no changes in the carrying value of goodwill during the quarter ended September 30, 2005. The Company tested goodwill for impairment as of March 31, 2005 and determined that no impairment charge was required.

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

In April 2005, the above-referenced former officer filed a counterclaim for indemnity against the Company for consequential damages and losses purportedly incurred by the former officer as a result of his guilty plea and subsequent incarceration. This counterclaim alleges various damages such as loss of reputation, emotional distress, and interference with the former officer’s professional and personal relationships. The amount of the indemnification sought by the former officer is expected to exceed $10 million. The Company disagrees with this assertion and plans to contest the counterclaim vigorously.

The Company is not currently able to quantify the impact, if any, that the outcome of the above actions may have on its financial condition or results of operations.

In June and July 2005, WCC made demands on the Company for reimbursement of certain costs purportedly incurred by WCC in connection with WCC’s performance under one of its loan servicing contracts. WCC further asserted that the Company is obligated to reimburse WCC for similar recurring costs it may incur through April

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2008. The Company disagrees with this assertion. Accordingly, in July 2005 the Company filed a complaint for declaratory relief (the “Complaint”) against Merrill Lynch and WCC with the Superior Court of the State of California. The Complaint seeks, among other things, a declaration that the Company has no obligation to reimburse WCC for those costs, and that if such an obligation is found to exist, it is for a substantially lesser amount than that claimed by WCC. In September 2005, Merrill Lynch filed a cross-complaint against the Company alleging breach of contract. The Company is attempting to resolve this matter through discussions with Merrill Lynch and WCC and thus avoid the need for further litigation. The Company is not currently able to quantify the impact, if any, that the outcome of these actions may have on its financial condition or results of operations.

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

9. CASH DIVIDENDS

The Company paid dividends totaling $2.7 million and $8.0 million, respectively, for the three and nine months ended September 30, 2005. Commencing in the second quarter of 2004, the Company has declared regular quarterly cash dividends of $0.125 per share, or $0.50 annually.

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

Beverly Hills Bancorp Inc. (“BHBC”) is a financial holding company that conducts banking and lending operations in southern California and surrounding states through its wholly owned subsidiary, First Bank of Beverly Hills (“FBBH” or the “Bank”), and mortgage investment operations through its investment subsidiary, WFC Inc. (“WFC”). Our business strategy is focused on the growth and profitability of our bank subsidiary, FBBH, through (1) originations and purchases of commercial real estate and multi-family mortgage loans and (2) investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. On September 1, 2005, the Bank converted its charter from a federal savings and loan charter to a California state commercial bank charter, and as a result its primary regulators are the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). Management believes that a state bank charter is better aligned with the Bank’s strategic business plan, by providing FBBH with greater flexibility in its lending operations and increased opportunities for growth.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our Critical Accounting Policies and Estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Report on Form 10-K for the year ended December 31, 2004. There were no changes to our Critical Accounting Policies and Estimates in the three months ended September 30, 2005.

RESULTS OF OPERATIONS—THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004

Our net income for the three months ended September 30, 2005 was $4.4 million, or $0.21 per diluted share, compared with net income of $3.0 million, or $0.14 per diluted share, for the three months ended September 30, 2004.

For the nine months ended September 30, 2005, our net income was $11.2 million, or $0.52 per diluted share, compared with income from continuing operations of $7.6 million, or $0.36 per diluted share, for the nine months ended September 30, 2004. Total net income for the first nine months of 2004, including discontinued operations, was $18.7 million, or $0.88 per diluted share.

Our consolidated results for the first nine months of 2004 included a pre-tax gain of $18.5 million (subsequently adjusted to $18.0 million) on the sale of our former loan servicing subsidiary, Wilshire Credit Corporation (“WCC”). Our income from continuing operations, excluding the operating results of WCC and the gain on its sale, increased by 47%, from $7.6 for the nine months ended September 30, 2004 to $11.2 million for the nine months ended September 30, 2005.

Pre-tax income from continuing operations increased from $5.1 million for the third quarter of 2004 to $7.5 million for the third quarter of 2005, and from $13.1 million for the nine months ended September 30, 2004 to $19.2 million for the nine months ended September 30, 2005. The income tax provision of $8.0 million for the first nine months of 2005 includes approximately $2.0 million that is not expected to be currently payable in cash due to the utilization of our net operating loss carryforward.

The increase in income for the third quarter of 2005 over the third quarter of 2004 reflects a $2.3 million increase in loan fees and charges, primarily as a result of early loan payoffs. In addition, we recorded $48,000 in loan loss recaptures during the quarter, compared with a provision for loan losses of $0.3 million for the third quarter of 2004. Partially offsetting these increases in income was a decline in net interest income of $0.5 million, reflecting accelerated premium amortization associated with loan prepayments combined with a narrowing of the net interest margin.

Our results for the nine months ended September 30, 2005 versus the comparable 2004 period reflect a $2.9 million increase in net interest income, a $2.9 million increase in other income, and $52,000 in loan loss recaptures compared with a loan loss provision of $0.6 million for the first nine months of 2004. These increases in income were partially offset by a $0.4 million increase in operating expenses.

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

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Investment securities and other	$42,817	$438	4.00%	$29,475	$288	3.82%
Mortgage-backed securities	348,656	3,846	4.41%	329,896	3,351	3.97%
Loans(1)(2)(3)	965,390	14,205	5.76%	882,918	11,824	5.24%

Total interest-earning assets	1,356,863	18,489	5.41%	1,242,289	15,463	4.87%

Noninterest-earning cash	1,953			4,329
Allowance for loan losses	(7,391)			(35,418)
Other assets	78,469			54,364

Total assets	$1,429,894			$1,265,564

Interest-Bearing Liabilities:
Interest-bearing deposits	$565,433	$4,665	3.27%	$578,648	$3,033	2.09%
Repurchase agreements	106,750	870	3.23%	93,750	592	2.51%
FHLB advances	546,587	4,439	3.22%	408,437	2,929	2.85%
Other borrowings	20,619	386	7.43%	20,619	281	5.42%

Total interest-bearing liabilities	1,239,389	10,360	3.32%	1,101,454	6,835	2.47%

Noninterest-bearing deposits	4,460			4,789
Other liabilities	13,478			18,959

Total liabilities	1,257,327			1,125,202
Stockholders’ equity	172,567			140,362

Total liabilities and stockholders’ equity	$1,429,894			$1,265,564

Net interest income		$8,129			$8,628

Net interest spread			2.09%			2.40%

Net interest margin			2.38%			2.76%

(1)	It is the Company’s policy to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

(2)	Interest income on loans includes $43 in net amortization of deferred loan costs for the quarter ended September 30, 2005, and accretion of loan fees of $15 for the quarter ended September 30, 2004.
(3)	Interest on loans for the three months ended September 30, 2005 included $0.9 million in loan premium amortization triggered by early prepayments. This accelerated premium amortization reduced the net interest margin by approximately 26 basis points for the quarter.

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Investment securities and other	$43,668	$1,217	3.68%	$38,185	$863	2.97%
Mortgage-backed securities	333,718	10,848	4.33%	294,114	8,841	3.95%
Loans(1)(2)	941,289	41,307	5.79%	800,817	32,876	5.39%

Total interest-earning assets	1,318,675	53,372	5.34%	1,133,116	42,580	4.94%

Noninterest-earning cash	2,213			5,235
Allowance for loan losses	(8,645)			(37,473)
Other assets	76,077			72,212

Total assets	$1,388,320			$1,173,090

Interest-Bearing Liabilities:
Interest-bearing deposits	$549,622	$12,044	2.93%	$569,376	$9,424	2.21%
Repurchase agreements	123,900	2,833	3.06%	83,800	1,564	2.49%
FHLB advances	504,537	11,146	2.95%	339,677	7,445	2.93%
Other borrowings	20,619	1,072	6.95%	20,882	807	5.16%

Total interest-bearing liabilities	1,198,678	27,095	3.02%	1,013,735	19,240	2.54%

Noninterest-bearing deposits	4,364			4,080
Other liabilities	13,469			20,903

Total liabilities	1,216,511			1,038,718
Stockholders’ equity	171,809			134,372

Total liabilities and stockholders’ equity	$1,388,320			$1,173,090

Net interest income		$26,277			$23,340

Net interest spread			2.32%			2.40%

Net interest margin			2.66%			2.75%

(1)	Interest income on loans includes the accretion of loan fees of $112 and $54, respectively, for the nine months ended September 30, 2005 and 2004.
(2)	Interest on loans for the nine months ended September 30, 2005 included $0.9 million in loan premium amortization in the third quarter of 2005. This accelerated premium amortization reduced the net interest margin by approximately 9 basis points for the nine-month period.

Net interest income was $8.1 million for the third quarter of 2005, compared with $8.6 million for the third quarter of 2004. For the nine months ended September 30, 2005, net interest income was $26.3 million, compared with $23.3 million for the nine months ended September 30, 2004.

The net interest margin declined by 38 basis points, to 2.38% for the third quarter of 2005 from 2.76% for the third quarter of 2004. For the nine months ended September 30, 2005, the net interest margin was 2.66%, compared with 2.76% for the corresponding 2004 period.

The decrease in net interest income in the third quarter of 2005 as compared with the third quarter of 2004 was primarily attributable to a substantial increase in our cost of funds, reflecting the rise in market interest rates. As older and lower-costing deposits and borrowings matured, they were replaced with higher-costing funds. We anticipate that the net interest margin may narrow further in future periods if interest rates continue to rise and the yield curve continues to flatten. Net interest income for the quarter also was negatively impacted by $0.9 million in amortization of premiums on loans triggered by early repayments. This additional premium amortization reduced the interest margin by approximately 26 basis points for the quarter. (These early loan prepayments also caused a significant increase in the Bank’s income from Loan fees—see “Loan Fees and Charges.”)

The increase in net interest income from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 was due primarily to an increase in the average loan volume in 2005, which more than offset an increase in the cost of funds. The average balance of the interest-earning portfolio for the nine months ended September 30, 2005 exceeded $1.3 billion, an increase of nearly $200 million over the corresponding 2004 period. This increase in earning-asset volume reflects the Bank’s significant loan originations throughout 2004, utilizing primarily borrowings and, to a lesser extent, deposits as funding sources. As discussed further below, loan origination activity has declined throughout 2005.

Interest income on mortgage-backed securities was $3.8 million for the third quarter of 2005, compared with $3.4 million for the third quarter of 2004. For the nine months ended September 30, 2005, interest on mortgage-backed securities totaled $10.8 million, compared with $8.8 million for the nine months ended September 30, 2004. The increase in 2005 reflects primarily an increase in yields due to rising market interest rates, which extended the expected lives of the securities and reduced the amortization of premiums. As a result, our yield on mortgage-backed securities increased by 44 basis points from the third quarter of 2004 to the third quarter of 2005, and by 38 basis points from the nine months ended September 30, 2004 to the corresponding 2005 period. To a lesser extent, the increase in interest income reflects an increase in the average investment balance, primarily as a result of the Bank’s purchases of $238.4 million of mortgage-backed securities in 2004.

Interest income on loans was $14.2 million for the quarter ended September 30, 2005, compared with $11.8 million for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, interest on loans totaled $41.3 million, compared with $32.9 million for the nine months ended September 30, 2004. The increases in the 2005 periods were due to (i) an increase in the average balance of loans, reflecting the Bank’s significant loan originations and purchases throughout 2004, the effects of which were realized in 2005 and (ii) increases in the weighted average yield on the loan portfolio of 52 basis points and 40 basis points, respectively, in the three and nine months ended September 2005 over the corresponding 2004 periods due to increasing market interest rates. The increase in volume and higher yields more than offset the effects of the accelerated loan premium amortization described above. The Bank’s loan fundings have slowed throughout 2005, primarily due to the increase in interest rates, which reduced the number of refinancings, and also due to increasing competitiveness in loan pricing. Consequently, the Bank has focused on increasing its loan acquisition activity. In the first three quarters of 2005, the Bank purchased an aggregate of $105.4 million unpaid principal balance of multi-family and commercial loans, including one multi-family loan portfolio consisting of 109 loans with a total unpaid principal balance of $52.7 million. As of September 30, 2005, the Bank’s pipeline of loans in process totaled $120.5 million.

Interest expense on deposits was $4.7 million for the quarter ended September 30, 2005, compared with $3.0 million for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, interest on deposits totaled $12.0 million, compared with $9.4 million for the corresponding 2004 period. The increases in the 2005 periods were due to the higher market interest rates, which raised the cost of the Bank’s interest-bearing deposits by 118 basis points from the third quarter of 2004 to the third quarter of 2005, and by 72 basis points from the first nine months of 2004 to the first nine months of 2005. These increases in cost were partially offset by a decline in the Bank’s average volume of interest-bearing deposits from 2004 to 2005. Beginning in the second quarter of 2004, after receiving a deposit of $52 million from BHBC representing primarily the gross proceeds from the sale of WCC, the Bank increasingly utilized borrowing facilities as its primary funding source, and permitted the run-off of its higher-costing certificates of deposit.

Interest expense on borrowings, consisting of repurchase agreements, Federal Home Loan Bank (“FHLB”) advances and subordinated debt, totaled $5.7 million for the third quarter of 2005, compared with $3.8 million for the third quarter of 2004. For the nine months ended September 30, 2005, interest expense on borrowings was $15.1 million, compared with $9.8 million for the first nine months of 2004. These increases were due primarily to a significant increase in the average balance of outstanding borrowings. As discussed above, in the latter half of 2004 the Bank began to utilize its debt facilities in lieu of certificates of deposit to finance its asset growth. The increase in interest on borrowings also reflects the recent increases in market interest rates, which raised the Bank’s average cost of repurchase agreements by 72 basis points from the third quarter of 2004 to the third quarter of 2005, and by 57 basis points from the first nine months of 2004 to the first nine months of 2005. Similarly, the Bank’s cost of FHLB advances increased by 37 basis points from the third quarter of 2004 to the third quarter of 2005. For the nine months ended September 30, 2005, the cost of FHLB advances increased by only 2 basis points over the corresponding 2004 period, due to the maturity of some of the Bank’s higher-costing advances in late 2004 and early 2005.

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

Pursuant to the quarterly evaluation of the adequacy of our loan loss reserves, we recorded a provision of $43,000 on WFC’s portfolio of discounted loans in the third quarter of 2005. This provision was more than offset by the Bank’s recapture of $91,000 of loan losses previously taken. For the nine months ended September 30, 2005, we recorded net loan loss recaptures of $52,000. In 2004, we recorded provisions for loan losses of $0.3 million and $0.6 million, respectively, for the quarter and nine months ended September 30.

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

Gain on Sale of Securities

We realized a net gain of $0.1 million on sales of $10.3 million in mortgage-backed securities in the third quarter of 2004 and net gains totaling $0.4 million on sales of $28.0 million of mortgage-backed securities for the nine months ended September 30, 2004. There was no such sales activity in the first three quarters of 2005.

Net gains on sales of securities are generated primarily in declining interest rate environments. Accordingly, gains or losses from sales of securities may fluctuate significantly from period to period, and the results in any period are not necessarily indicative of the results that may be attained in future periods.

Loan Fees and Charges

Loan fees and charges increased significantly in 2005 as a result of early prepayments on loans. We recorded prepayment fees of $2.4 million for the quarter ended September 30, 2005, compared with $0.1 million for the quarter ended September 30, 2004. The Bank’s third quarter 2005 activity included $1.8 million in fees pursuant to a single prepayment in August. This prepayment also triggered $0.6 million in amortization of loan premium, which reduced our net interest income as discussed earlier. For the nine months ended September 30, 2005, loan fees and charges totaled $3.3 million, compared with $0.7 million for the nine months ended September 30, 2004.

Other Expenses

The Company’s other operating expenses for the three months and nine months ended September 30, 2005 and 2004 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Compensation and employee benefits	$1,911	$1,594	$5,675	$4,988
Professional fees	718	857	2,346	2,484
Occupancy	235	203	746	605
FDIC insurance premiums	85	127	252	352
Loan expenses	76	13	272	114
Data processing	95	151	325	418
Insurance	171	290	518	636
Depreciation	92	75	238	261
Amortization of intangibles	—	65	129	194
Directors expense	149	93	419	473
Other general and administrative expense	407	282	1,098	1,089

Total other expenses	$3,939	$3,750	$12,018	$11,614

Compensation and employee benefits expense increased by $0.3 million from the third quarter of 2004 to the third quarter of 2005, and by $0.7 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. These increases were due to higher staffing levels in 2005, primarily as a result of an increase in the Bank’s lending staff and the opening of the Bank’s new branch at its Calabasas offices. Partially offsetting these increases was a decrease in incentive compensation, as a result of a decline in loan fundings in 2005 as compared with 2004.

Our legal expenses (included in “Professional fees” in the table) increased by $0.1 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. This increase was due primarily to expenses related to various ongoing issues with respect to a former officer (see Note 8 of Notes to Interim Condensed Consolidated Financial Statements). Other professional fees, particularly audit and consulting expenses, were higher in the 2004 periods primarily as a result of expenses related to the implementation of Sarbanes-Oxley Section 404.

Occupancy expense increased slightly from the 2004 periods to the 2005 periods as a result of the renewal of the lease at our Calabasas offices, which became effective on August 31, 2004. The decline in FDIC insurance premiums for the 2005 periods reflects an overall decline in the Bank’s deposit levels since mid-2004, as the Bank began to utilize borrowings as its primary funding source. Loan expenses increased from the 2004 periods to 2005, due in part to the larger loan portfolio in 2005 and also due to costs related to actual and contemplated loan purchases. The amortization expense shown above represents the amortization recorded on our core deposit intangible asset, which we acquired in connection with our purchase of a branch in June 2000. As of June 30, 2005, the core deposit intangible asset had been amortized in full and no longer had a book value (see Note 7 of Notes to Interim Condensed Consolidated Financial Statements). Accordingly, we do not expect to incur such amortization expense in future periods. In most other expense categories, costs remained largely consistent from 2004 to 2005, reflecting our efforts to control overhead.

CHANGES IN FINANCIAL CONDITION

At September 30, 2005, our total assets were $1.4 billion, an increase of $72.3 million, or 5.4%, over the total as of December 31, 2004. The following discussion summarizes the significant changes in our financial condition during the nine months ended September 30, 2005.

Mortgage-Backed and Other Securities Available for Sale

Our portfolio of mortgage-backed securities (MBS) available for sale increased by $37.2 million during the nine months ended September 30, 2005. This increase primarily reflects purchases of $112.5 million of AAA-rated MBS, partially offset by principal repayments of $72.3 million. As a result of recent increases in market interest rates, we recorded unrealized holding losses of $2.5 million in the first nine months of 2005, including $2.2 million in the third quarter.

The balance of our other investment securities available for sale (consisting of trust preferred securities and mutual funds) was substantially the same at September 30, 2005 and December 31, 2004, reflecting minimal unrealized holding losses.

The following table sets forth the Company’s holdings of mortgage-backed and other investment securities as of the dates indicated:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Available for sale, at fair value:
AAA mortgage-backed securities	$223,173	$166,339
GSE mortgage-backed securities	108,433	140,777
Other mortgage-backed securities	13,052	345
Trust preferred securities	8,000	8,000
Mutual funds	5,754	5,819

Total available for sale	358,412	321,280
Held to maturity:
Agency securities (fair value of $9,807 and $9,795)	9,695	9,657

Total investment securities	$368,107	$330,937

The amortized cost and fair value of the Company’s securities, by contractual maturity, are shown below as of September 30, 2005:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in five to ten years	$14,375	$14,430
Due after ten years	351,895	348,035
Mutual funds	5,750	5,754

Total	$372,020	$368,219

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2005 and December 31, 2004:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2005
GSE mortgage-backed securities	$66,039	$643	$34,967	$662	$101,006	$1,305
AAA-rated and other mortgage-backed securities	140,517	1,563	59,615	1,594	200,132	3,157
Mutual funds	1,924	76	—	—	1,924	76

Total	$208,480	$2,282	$94,582	$2,256	$303,062	$4,538

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2004
GSE mortgage-backed securities	$88,695	$745	$—	$—	$88,695	$745
AAA-rated and other mortgage-backed securities	136,404	1,379	3,616	89	140,020	1,468
Mutual funds	1,946	54	—	—	1,946	54

Total	$227,045	$2,178	$3,616	$89	$230,661	$2,267

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. Furthermore, as of September 30, 2005, we also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2005, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated statement of operations.

Loans

Our portfolio of loans, net of discounts and allowances, increased by $20.9 million in the first nine months of 2005. This increase reflects loan purchases of $105.4 million and loan originations of $75.5 million, partially offset by repayments of $158.6 million. Our loan originations have declined substantially in 2005 as compared with 2004, primarily as a result of the increase in interest rates, which reduced the number and amount of refinancings, and also due to increasing competitiveness in loan pricing. As a result, we achieved our portfolio growth in 2005 primarily through loan purchases, including an acquisition in June 2005 of a multi-family loan portfolio consisting of 109 loans with an aggregate unpaid principal balance of $52.7 million.

Following is a summary of our loan portfolio as of the dates indicated:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Single-family residential	$33,577	$44,569
Multi-family residential	429,313	412,074
Commercial real estate	475,800	462,961
Consumer and other	870	992

Loan portfolio principal balance	939,560	920,596
Net premium and deferred fees	3,819	2,064
Allowance for loan losses	(7,104)	(7,277)

Total loan portfolio, net	$936,275	$915,383

The following table summarizes the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance, beginning of period	$7,230	$6,876	$7,277	$6,735
(Recapture of) provision for loan losses	(91)	338	(91)	438
Charge-offs	(148)	(4)	(181)	(19)
Recoveries	120	3	122	73
Amortization of fresh-start adjustment	(7)	(2)	(23)	(16)

Balance, end of period	$7,104	$7,211	$7,104	$7,211

The following table sets forth the delinquency status of our loans as of the dates indicated:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Balance of delinquent loans:
31-60 days	$16	$2,364
61-90 days	1,906	902
91 days or more (1)	2,489	4,535

Total delinquent loans	$4,411	$7,801

Delinquent loans as a percentage of total loan portfolio:
31-60 days	0.0%	0.2%
61-90 days	0.2	0.1
91 days or more (1)	0.3	0.5

Total	0.5%	0.8%

(1)	All loans delinquent more than 90 days were on nonaccrual status.

Discounted Loans, net

Our discounted loans, net, consist of WFC’s portfolio of discounted loans. Prior to September 30, 2005, WFC conducted its loan investment and portfolio management operations with an institutional investor, which had participation interests in the returns generated by the assets serving as collateral for the loans. The carrying value of WFC’s discounted loans then was reported net of the co-investor’s interest. Effective September 30, 2005, WFC acquired a 100% interest in the returns generated by those portfolios, resulting in an increase in carrying value of $1.1 million. This increase was partially offset by $0.7 million in loan principal repayments during the year.

Real Estate Owned

Real estate owned decreased by $1.7 million in the first nine months of 2005. This decrease was due to our sales of four properties with an aggregate carrying value of $1.8 million for a net gain of $0.2 million, partially offset by acquisitions of $0.1 million in connection with new foreclosures.

Deposits

Deposits increased by $32.6 million during the first nine months of 2005, due primarily to an increase in brokered certificates of deposit and the opening of our new branch in Calabasas. The Bank’s cost of deposits has risen throughout 2005 as maturing balances were replaced with newer deposits at the prevailing market rates. The weighted-average interest cost of the Bank’s total deposit balance was 3.23% at September 30, 2005 compared with 2.06% at December 31, 2004. The Bank’s deposits at September 30, 2005 included a total of $21.1 million in balances held by BHBC and WFC. These deposits are eliminated in consolidation and not reflected in total deposits on our consolidated statements of financial condition.

Repurchase Agreements

Repurchase agreements decreased by $17.0 million during the nine months ended September 30, 2005, as a result of repayments of $50.0 million, partially offset by repurchase agreement renewals totaling $33.0 million. At September 30, 2005, we had total repurchase agreements of $103.0 million, bearing interest at a weighted-average rate of 3.29%, compared with the December 31, 2004 weighted-average rate of 2.74%. These borrowings are used primarily to finance the Bank’s lending and investment activities.

FHLB Advances

FHLB advances increased by $51.0 million in the nine months ended September 30, 2005, as a result of $286.0 million in new advances, partially offset by maturities of $235.0 million. This increase occurred primarily in June 2005, as we obtained $155.0 million in new advances to fund loan acquisitions and also to replace maturing advances. In the third quarter, we reduced the outstanding borrowing balance by $25.0 million due to excess liquidity generated by loan payoffs and cash flow from the investment securities portfolio. As discussed above, we have utilized FHLB advances as the primary funding source for our asset acquisitions after receiving BHBC’s deposit of the proceeds from the sale of WCC. The FHLB has authorized a borrowing limit for the Bank’s total FHLB advances of 45% of the Bank’s total assets as of the previous quarter-end. The following table sets forth the Bank’s FHLB advances at the dates and for the periods indicated:

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
	(Dollars in thousands)
Average amount outstanding during the period	$504,537	$361,249
Maximum month-end balance outstanding during the period	555,837	474,837
Weighted average rate:
During the period	2.95%	2.95%
At end of period	3.28%	2.75%

Stockholders’ Equity

Our consolidated stockholders’ equity increased by $2.4 million during the nine months ended September 30, 2005, to $172.6 million, or $8.01 book value per diluted share. This increase reflects our net income of $11.2 million, the issuance of $0.4 million in common stock upon the exercise of stock options, and a $0.3 million tax benefit from the exercise of non-qualified stock options. These increases were partially offset by cash dividends of $8.0 million on common stock and net after-tax unrealized losses of $1.5 million on our portfolio of available-for-sale securities.

Regulatory Capital Requirements

Bank holding companies such as BHBC and FDIC-insured banks such as FBBH are required to meet certain minimum regulatory capital requirements. At September 30, 2005, BHBC and FBBH met all applicable regulatory capital requirements and FBBH was “well capitalized,” as defined under applicable regulations.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and capital ratios for BHBC and FBBH at September 30, 2005:

Regulatory Capital Ratios

			Amount Required
	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BHBC
Total capital to risk-weighted assets (Risk-based capital)	$165,490	17.4%	$75,885	> 8.0%	Not Applicable
Tier 1 capital to risk-weighted assets	138,199	14.6%	37,942	> 4.0%	Not Applicable
Tier 1 leverage ratio	138,199	9.9%	55,770	> 4.0%	Not Applicable

FBBH
Total capital to risk-weighted assets (Risk-based capital)	$137,410	14.5%	$75,902	> 8.0%	$94,878	>10.0%
Tier 1 capital to risk-weighted assets	130,347	13.7%	37,951	> 4.0%	56,927	> 6.0%
Tier 1 leverage ratio	130,347	9.4%	55,561	> 4.0%	69,452	> 5.0%

In addition to the requirements shown in the above table, FBBH is required by the DFI to maintain a ratio of tangible shareholder’s equity to total tangible assets of at least 8.0% for the first three years following the effective date of the charter conversion, or through September 1, 2008. As of September 30, 2005, the Bank was in compliance with the DFI’s requirement.

Liquidity and Capital Resources

Liquidity is the measurement of an entity’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, purchase pools of loans, and make payments for general business purposes.

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

At September 30, 2005, our cash balances totaled $25.3 million, compared with $15.5 million at December 31, 2004. The increase in cash was due primarily to increases in borrowings and deposits and repayments on loans and MBS, partially offset by purchases of loans and MBS and new loan originations.

At September 30, 2005, the Bank had $469.8 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending September 30, 2006 and thereafter amounted to $309.2 million and $160.6 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management continues its effort to reduce the Bank’s exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of the Bank’s interest-earning assets.

The Company is party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents the Company’s future financial obligations outstanding as of September 30, 2005:

	Payments due within time period at September 30, 2005
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$319,356	$165,228	$598	$—	$485,182
Repurchase agreements	64,946	40,761	—	—	105,707
Employment contracts	69	—	—	—	69
Operating leases	696	1,423	872	1,793	4,784
FHLB advances	238,064	197,866	125,108	—	561,038
Junior subordinated notes payable to trust	1,495	2,989	2,989	53,128	60,601

Total	$624,626	$408,267	$129,567	$54,921	$1,217,381

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

The DFI regulations require each bank to maintain adequate liquidity to assure safe and sound operation. It is the Bank’s responsibility to establish a liquidity policy that sets minimum liquidity requirements. As of September 30, 2005, the Bank was in compliance with its liquidity policy.

DISCONTINUED OPERATIONS—LOAN SERVICING

The Company previously conducted its Loan Servicing Operations through WCC, a loan servicing subsidiary which was formed pursuant to our June 10, 1999 reorganization. As discussed earlier, on April 30, 2004, we completed the sale of WCC to Merrill Lynch Mortgage Capital Inc. Results of operations for WCC for the nine months ended September 30, 2004 are shown in the table below. The amounts reflect WCC’s results for only the four-month period prior to its sale on April 30.

Nine Months Ended September 30, 2004
(Dollars in thousands)
Servicing income	$11,754
Other income	689

Total revenues	12,443

Interest expense	164
Provision for loan losses	49
Compensation and employee benefits expense	9,427
Other expenses	2,319

Total provision and expenses	11,959

Income before taxes	$484

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

Asset and Liability Management

It is our objective to attempt to control risks associated with interest rate movements. In general, management’s strategy is to limit our exposure to earnings volatility and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by the Asset and Liability Committee (“ALCO”) which reviews, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses (including those attributable to hedging transactions), purchase activity, and maturities of investments and borrowings. ALCO establishes rate sensitivity tolerances (within regulatory guidelines) which are approved by our Board of Directors, and coordinates with our Board with respect to overall asset and liability composition.

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

In addition, ALCO also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on the interest rate sensitivity of Net Portfolio Value (“NPV”), which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments. ALCO further evaluates such impacts against the maximum tolerable change in interest income that is authorized by our Board of Directors.

The following table quantifies the potential changes in the Company’s net portfolio value at September 30, 2005, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
Change in Rates
+ 300bp	$157,397	$(27,079)	(15)%	11.80%	(134) bp
+ 200bp	165,248	(19,228)	(10)	12.19	(95) bp
+ 100bp	174,233	(10,243)	(6)	12.63	(51) bp
0bp	184,476	—	—	13.14	—
- 100bp	186,208	1,732	1	13.11	(3) bp
- 200bp	184,003	(473)	(0)	12.83	(31) bp
- 300bp	182,021	(2,455)	(1)	12.57	(57) bp

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

Another tool used to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table summarizes the scheduled maturities or repricing of the Bank’s assets and liabilities based on their contractual terms as of September 30, 2005.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$25,317	$—	$—	$—	$25,317
Mortgage-backed and other investment securities	26,469	74,426	178,880	87,995	367,770
Single-family residential loans	18,981	2,715	37	11,844	33,577
Multi-family residential loans	154,854	83,473	134,990	55,996	429,313
Commercial real estate loans	147,473	109,132	168,792	50,403	475,800
Consumer and other loans	—	594	23	253	870
Other assets (1)	—	—	—	40,654	40,654

Total assets	373,094	270,340	482,722	247,145	1,373,301

Liabilities:
Demand deposits	—	—	—	4,927	4,927
NOW and money market accounts	118,427	—	—	—	118,427
Savings accounts	2,504	—	—	—	2,504
Certificates of deposit	309,198	160,031	581	—	469,810
Repurchase agreements	63,000	40,000	—	—	103,000
FHLB advances	249,500	156,337	120,000	—	525,837
Other liabilities	—	—	—	18,146	18,146

Total liabilities	742,629	356,368	120,581	23,073	1,242,651

(Deficiency) excess of assets over liabilities	$(369,535)	$(86,028)	$362,141	$224,072	$130,650

Cumulative (deficiency) excess	$(369,535)	$(455,563)	$(93,422)	$130,650

Cumulative (deficiency) excess as a percent of total assets	(26.91)%	(33.17)%	(6.80)%	9.51%

(1)	Includes unamortized premium on loans and allowance for loan losses.

ITEM 4.	CONTROLS AND PROCEDURES

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

Item 4. Submission of Matters to a Vote of Security Holders

Beverly Hills Bancorp Inc. held its annual meeting of shareholders on August 25, 2005. A brief description of each matter voted on and the results of the shareholder voting are set forth below:

	For	Withhold
1. Election of a Board of Directors to serve until the next annual meeting:
Howard Amster	20,602,757	147,204
Larry B. Faigin	20,598,704	151,257
Stephen P. Glennon	20,628,159	121,802
Robert H. Kanner	20,636,290	113,671
Kathleen L. Kellogg	20,665,464	84,497
William D. King	19,911,727	838,234
John J. Lannan	20,602,759	147,202

2. Approval of a proposed amendment to the Company’s Certificate of Incorporation to reduce the number of authorized shares of common stock from 90,000,000 shares to 30,000,000 shares, and to cancel the authorization of 10,000,000 shares of preferred stock:

For	Against	Abstain
15,966,950	84,047	10,601

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

3.1	Certificate of Incorporation, as amended

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY HILLS BANCORP INC.

Date: November 7, 2005	By:	/S/ LARRY B. FAIGIN
Larry B. Faigin Chief Executive Officer

	By:	/S/ TAKEO K. SASAKI
Takeo K. Sasaki Chief Financial Officer