Form 10-K
period 2005-12-31
BEVERLY HILLS BANCORP INC
filed 2006-03-31
CIK 1024321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2005

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

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐            Accelerated filer  ☒             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $117,591,941.

As of March 1, 2006, 21,326,506 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I

ITEM 1. Business

General

The Company

Beverly Hills Bancorp Inc. (“BHBC”) is a financial holding company that conducts banking and lending operations in southern California and surrounding states through its bank subsidiary, First Bank of Beverly Hills, (“FBBH” or the “Bank”), and mortgage investment operations through its investment subsidiary, WFC Inc. (“WFC”). The Company was incorporated in 1996 and was known as Wilshire Financial Services Group Inc. (“WFSG”) until August 2004. References in this Form 10-K to the “Company” or “we” mean BHBC and its consolidated subsidiaries.

The Company conducts its operations through its two defined operating segments, which differ in terms of regulatory environment, asset acquisition strategies and funding sources, as summarized below:

•	Banking Operations—FBBH conducts a banking business focused primarily on products tailored to commercial and multifamily real estate lending, in addition to investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. The primary sources of funding for the Bank are deposits, Federal Home Loan Bank (“FHLB”) advances and repurchase agreements. Through August 2005, the Bank was a federally-chartered savings bank regulated by the Office of Thrift Supervision. On September 1, 2005, the Bank converted its charter to a state commercial bank charter and as a result is now regulated by the California Department of Financial Institutions (“DFI”). As an insured institution, the Bank continues to be regulated by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2005, FBBH had total assets of approximately $1.4 billion.

•	Mortgage Investment Operations—WFC manages a portfolio of mortgage-backed securities and pools of performing, sub-performing and non-performing residential and commercial loans. Prior to September 30, 2005, WFC conducted certain of these activities with an institutional investor where such investments aligned the Company’s interests with those of the institutional investor. Effective September 30, 2005, WFC acquired a 100% interest in the returns generated by those portfolios and, as a result, no longer shares the net cash flows with the co-investor.

The administrative headquarters of BHBC, the Bank and WFC are located at 23901 Calabasas Road, Suite 1050, Calabasas, California 91302, and the main telephone number is (818) 223-8084. The Bank conducts its activities through its branches in Calabasas and Beverly Hills, California. As of December 31, 2005, the Company had 52 full-time-equivalent employees.

The Company maintains an internet web site at www.bhbc.com and makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other relevant information free of charge.

FBBH—BANKING OPERATIONS

Business Strategy

The Bank has a “modified wholesale” banking strategy that includes income property real estate lending funded by a mixture of borrowings and deposits generated principally through brokers and its money desk. The goal is to maximize net interest income consistent with acceptable levels of credit and interest rate risk.

Income property loans include primarily adjustable rate loans secured by commercial and multifamily properties located in California and other western states, particularly Arizona and Nevada. Our adjustable rate loans, which represented 86% of our total loans at December 31, 2005, generally have interest rates tied to

LIBOR or the Constant-Maturity Treasury index and adjust with changes in the rate on a daily, monthly or quarterly basis. The objective of our present lending strategy is to provide real estate financing to a diversified customer base, representing developers, investors, owners and users, and we often tailor our loan products to meet the specific needs of our borrowers. Our strategy for increasing the Bank’s lending volume is to be a premier relationship portfolio lender by providing rapid response and processing for income property loan opportunities. In 2006, the Bank plans to expand into construction lending for commercial and multifamily properties. The Bank believes such loans will enable it to close loans with higher margins, generate fee income and create the potential for additional lending business upon completion of the construction.

The Bank funds its assets primarily with deposits, advances from the Federal Home Loan Bank of San Francisco (“FHLB advances”) and repurchase agreements. At December 31, 2005, approximately 68% of its deposits were wholesale deposits, or deposits generated through brokers and its money desk. Wholesale deposit funding is a function of setting and advertising the Bank’s deposit interest rates with trust departments and institutional investment fund managers. We intend to continue to deemphasize retail deposits and are pursuing a sale of our Beverly Hills branch. We believe that although the interest rates on other borrowings and wholesale deposits may be greater than the interest rate on retail deposits of comparable maturities, the cost of generating and maintaining retail deposits is greater because of the facilities and personnel expense of those deposits. We do intend, however, to retain the Bank’s Calabasas branch because we believe that the Calabasas deposit market is substantial and currently is penetrated only by four large institutions, and thus lacks the presence of a community bank.

Lending Activities

We originate and purchase income property loans secured primarily by commercial and multifamily real properties located in California and other western states, particularly Arizona and Nevada. Of our total loans outstanding, approximately 86% and 89% had adjustable rates (including loans with an initial fixed rate for 3 or 5 years which subsequently convert to adjustable) at December 31, 2005 and 2004, respectively. Our borrowers are typically entities that operate their businesses at the properties or derive their primary source of income from their portfolio of real properties. Our strategy is to be a premier relationship portfolio lender by providing rapid response and processing for income property loan opportunities, and we often tailor our loan products to meet the specific needs of our borrowers.

Our commercial and multifamily loans generally have terms of approximately 10 years and payments based on a 25- or 30-year amortization schedule, often resulting in a balloon payment at maturity. The majority of our loans had loan-to-value ratios of 60% to 70% of the appraised value of the property at the time of origination. We generally require a current appraisal in connection with each real estate loan originated.

The Bank also from time to time purchases multifamily and commercial loans on a whole-loan basis. These loan purchases are primarily bulk purchases, though occasionally such loans may be purchased on a single-asset basis. Sources for the purchase of loans include financial institutions, regulatory agencies and other third parties. The Bank’s policy for the purchase of loans from outside entities is restricted to 20% of the Bank’s total assets for any one originator. Any purchase that will increase the Bank’s exposure beyond the 20% must be identified and approved by the Bank’s board of directors. All of the Bank’s purchases must comply with all governing rules and regulations.

The Bank may from time to time sell portions of its loans to other financial institutions and may purchase an interest in loans of other financial institutions. Any loan participation must be approved in accordance with the Bank’s loan approval policies. The same information normally obtained to evaluate the inherent risk in lending directly to a customer will be obtained in relation to participations. In addition, sufficient due diligence will be performed with regard to the participating bank as well as the borrower.

At December 31, 2005, 52% ($491.4 million) of the Bank’s total portfolio was secured by real properties in California. No more than 10% of the Bank’s total principal amount of loans were collateralized in any other state.

The Bank’s adjustable rate loans generally have interest rates tied to LIBOR or the Constant-Maturity Treasury index and adjust with changes in the rate on a daily, monthly or quarterly basis. The interest rate on any loan is based on a number of factors including, but not limited to, servicing costs, risk and desirability of the credit.

The Bank intends to expand its loan product line in 2006 by originating construction loans. These loans would finance the construction of multifamily residential properties and commercial properties, such as retail and industrial properties, office buildings, restaurants and gas stations. Our construction loans generally will have terms from one to three years and will bear interest at adjustable rates. The loan-to-value ratio of our construction loans will not exceed 75% of the property’s estimated cost upon completion for commercial or multifamily residential properties. A due diligence/fund control specialist will perform all cost and completion analyses prior to loan approval. The Bank will retain a firm that specializes in construction loan fund control to perform all required site/progress inspections and necessary due diligence prior to loan approval and funding, and all subsequent draw requests. We will require a current appraisal in connection with each of our construction loans.

The Bank has detailed written policies and procedures for its lending activities. The Bank’s board of directors reviews and approves these policies annually. These lending policies address the types of loans we seek, our target markets, underwriting and collateral requirements, the loan terms, interest rate and yield considerations, and compliance with applicable laws and regulations. All loans are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness, including indebtedness as a guarantor.

Our Officers’ Loan Committee (the “OLC”) oversees the loan approval process, including originations and purchases. The OLC reviews all loans and has loan approval authority of loan originations up to $2 million and participations and whole loan purchases up to $2 million as a pool. The Directors’ Loan Committee (“DLC”) approves all individual loans over $2 million, up to and including $7.5 million, and participations and purchases over $2 million and up to and including $15 million as a pool. Loans in excess of these limits are required to be approved by the Bank’s board of directors.

Under applicable regulations, we may not make loans in excess of our legal lending limit. In general, under California law the legal limit to any single borrower is equal to 25% of our unimpaired capital and surplus for amortizing loans secured by a first trust deed on real estate. As of December 31, 2005, our loan-to-one borrower limit for secured loans was approximately $35.4 million. If a borrower requests a loan in excess of our legal lending limit, we may originate the loan with the participation of one or more lenders (including BHBC) where our participation interest is pari passu with the other lender(s). As a matter of policy, we do not subordinate our interest to the other lending institution.

The following table sets forth the Bank’s total loan originations and purchases for the periods indicated:

Loan Originations and Purchases

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Originations (1)
Multifamily residential	$44,225	$124,617	$47,372
Commercial real estate	74,764	164,737	154,670

Total originations	$118,989	$289,354	$202,042

Purchases
Single-family residential	$—	$—	$6,044
Multifamily residential	95,760	100,006	65,797
Commercial real estate	47,055	49,645	15,087

Total purchases	$142,815	$149,651	$86,928

Total originations and purchases
Single-family residential	$—	$—	$6,044
Multifamily residential	139,985	224,623	113,169
Commercial real estate	121,819	214,382	169,757

Total	$261,804	$439,005	$288,970

(1)	Includes disbursements on existing loans.

The following table sets forth the composition of the Bank’s portfolio of loans by type of loan as of the dates indicated.

Composition of FBBH Loans

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Single-family residential	$29,393	$44,569	$71,031	$119,539	$220,875
Multifamily residential	436,805	412,074	231,374	171,974	151,030
Commercial real estate	483,718	462,961	311,457	194,423	152,059
Consumer and other	853	992	1,043	5,896	6,936

Loan portfolio principal balance	950,769	920,596	614,905	491,832	530,900
Premium and deferred fees	4,455	2,064	2,637	2,815	3,554
Allowance for loan losses (1)	(7,035)	(7,213)	(6,652)	(7,826)	(8,116)

Total loan portfolio, net	$948,189	$915,447	$610,890	$486,821	$526,338

(1)	For discussion of the allowance for loan losses allocation for purchase discount, see “Asset Quality—Allowance for Loan Losses”

The real properties which secure the Bank’s mortgage loans are located throughout the United States, but primarily in California and other western states. At December 31, 2005, the state with the greatest concentration of properties securing the loans was California, in which the Bank held $491.4 million principal amount of loans, or approximately 52% of the Bank’s total portfolio. No more than 10% of the Bank’s total principal amount of loans were collateralized in any other state. The Company does not believe any of its residential loans have features that would give rise to any additional concentration of credit risk required to be disclosed by Financial Accounting Standards Board Statement of Position No. 94-6-1. See Note 2 to the consolidated financial statements.

The following table sets forth certain information at December 31, 2005 regarding the dollar amount of loans based on their contractual terms to maturity and includes scheduled payments but not potential prepayments, as well as the dollar amount of those loans which have fixed or adjustable interest rates. Loan balances have not been adjusted for unamortized discounts or premiums, deferred loan fees and the allowance for loan losses.

Maturity of FBBH Loans

	Maturing in
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
	(Dollars in thousands)
Single-family residential	$8	$166	$1,389	$27,830	$29,393
Multifamily residential	6	77,139	118,248	241,412	436,805
Commercial real estate	189	34,973	390,372	58,184	483,718
Consumer and other	22	611	80	140	853
Interest rate terms on amounts due:
Fixed	193	67,183	32,808	34,002	134,186
Adjustable (1)	32	45,706	477,281	293,564	816,583

(1)	Includes 3-year and 5-year fixed-rate loans which automatically convert to 6-month adjustable-rate mortgage loans.

Scheduled contractual principal repayments do not reflect the actual maturities of mortgage loans because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses. The average life of mortgage loans, particularly fixed-rate loans, tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are substantially lower than rates on existing mortgages. Beginning in 2001, the low interest-rate environment triggered rapid prepayments on both fixed and adjustable-rate loans in the Bank’s portfolio, thereby shortening the loans’ average lives. However, a substantial number of loans in the Bank’s portfolio have prepayment penalties, which tend to slow the repayment rate and provide additional income to the Bank in the event of early repayment.

Mortgage-Backed and Investment Securities

The Bank invests in securities to earn positive net interest spread and to invest funds pending deployment into loans. The following table sets forth the Bank’s holdings of mortgage-backed and other securities as of the dates indicated:

FBBH—Mortgage-Backed and Investment Securities

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Available for sale, at fair value:
AAA mortgage-backed securities	$222,290	$166,339	$62,160
GSE mortgage-backed securities	98,091	140,777	161,083
Other mortgage-backed securities	11,843	—	207
Agency debt securities	—	—	10,184
Trust preferred securities	8,000	8,000	8,040
Mutual funds	5,728	5,819	5,862
Held to maturity, at amortized cost:
Agency securities (fair value of $9,650, $9,795 and $9,754)	9,708	9,657	9,607

Total mortgage-backed and investment securities	$355,660	$330,592	$257,143

The amortized cost and fair value of the Bank’s securities, by contractual maturity, are shown below as of December 31, 2005:

FBBH—Amortized Cost and Fair Value by Maturity

	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Due in five to ten years	$14,101	$13,964	4.15%
Due after ten years	342,412	335,910	4.45%
Mutual funds	5,750	5,728	3.99%

Total	$362,263	$355,602	4.43%

The following tables show the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004:

FBBH—Unrealized Losses and Fair Values

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2005
GSE mortgage-backed securities	$50,251	$827	$40,903	$1,239	$91,154	$2,066
AAA and other mortgage-backed securities	119,248	1,751	97,018	2,817	216,266	4,568
Mutual funds	—	—	1,920	80	1,920	80
Agency securities	9,650	58	—	—	9,650	58

Total	$179,149	$2,636	$139,841	$4,136	$318,990	$6,772

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2004
GSE mortgage-backed securities	$88,695	$745	$—	$—	$88,695	$745
AAA and other mortgage-backed securities	136,404	1,379	3,616	89	140,020	1,468
Mutual funds	1,946	54	—	—	1,946	54

Total	$227,045	$2,178	$3,616	$89	$230,661	$2,267

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of December 31, 2005, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a full recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2005 and 2004, management believes the impairments detailed in the table above are temporary, and as a result, no impairment loss has been realized in the Company’s consolidated statements of operations.

Funding Sources

The Bank’s principal funding sources consist of deposits, FHLB advances and repurchase agreements. Deposits include checking, savings and certificates of deposit generated through brokers and the Bank’s money desk (“wholesale deposits”) and through the Bank’s two branches. The Bank’s FHLB advances and repurchase agreements are secured by loans and investment securities. The Bank’s deposits generally are not collateralized, with the exception of $40.2 million of public fund certificates of deposit from the State of California, which are secured by mortgage-backed securities.

The following table sets forth information relating to the Bank’s deposits and other borrowings at the dates indicated.

FBBH—Deposits and Other Borrowings

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Deposits (1)	$625,635	$580,085	$473,409
Repurchase agreements	63,000	120,000	88,000
FHLB advances	530,837	474,837	249,337

Total	$1,219,472	$1,174,922	$810,746

(1)	The Bank’s deposits included $21.0 million in money market deposits held by BHBC at December 31, 2005, and a total of $38.1 million in noninterest-bearing deposits held by BHBC and WFC at December 31, 2004. These deposits are eliminated in consolidation and are not reflected in total deposits on the Company’s consolidated statements of financial condition.

Deposits.    The following table sets forth information relating to the Bank’s deposits at the dates indicated.

FBBH—Composition of Deposits

	December 31,
	2005			2004			2003
	Amount		Weighted Average Rate	Amount		Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing deposit accounts	$4,655		0.00%	$42,597	(1)	0.00%	$4,175	0.00%
NOW and money market accounts	84,179	(1)	2.81%	111,761		2.09%	65,500	1.72%
Savings accounts	2,723		1.09%	2,940		1.05%	2,319	1.07%
Certificates of deposit:
Less than $100,000	99,843		3.88%	99,354		2.46%	111,639	2.29%
$100,000 or more	434,235		3.79%	323,433		2.22%	289,776	2.51%

Total deposits	$625,635		3.64%	$580,085		2.06%	$473,409	2.32%

(1)	The Bank’s deposits included $21.0 million in money market deposits held by BHBC at December 31, 2005, and a total of $38.1 million in noninterest-bearing deposits held by BHBC and WFC at December 31,

2004. These deposits are eliminated in consolidation and are not reflected in total deposits on the Company’s consolidated statements of financial condition.

As a percentage of the Bank’s total deposits at December 31, 2005, brokered deposits accounted for 56%, retail deposits accounted for 32%, and money desk deposits accounted for 12%. Generally, the Bank obtains wholesale deposits on terms more financially attractive than those obtainable through Brokered Deposits.

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

Under FDIC regulations, FDIC-insured institutions that are not “well-capitalized” under the prompt corrective action rules may not accept brokered deposits without the prior approval of the FDIC. In addition, the Bank believes that if it is not “adequately capitalized” it would have greater difficulty in obtaining certificates of deposit through its money desk or deposit brokers and may have to pay higher rates to continue to attract those deposits. Accordingly, the failure of the Bank to remain well-capitalized or adequately capitalized could have a material adverse effect on the Bank.

The Bank obtains deposits through its retail branches in Beverly Hills and Calabasas, California. The Bank accumulates deposits at these branches through local media advertising and by participating in deposit rate surveys. The Bank competes for deposits to a large extent on the basis of rates and, therefore, could experience difficulties in attracting deposits if it could not continue to offer deposit rates at levels competitive with those of other banks and savings institutions.

The Bank is considering the sale of its Beverly Hills branch during 2006. At December 31, 2005, there were $191.4 million of deposits at the Beverly Hills branch. The sale of this branch would be aligned with the Bank’s business strategy of operating principally as a wholesale bank. In addition, management anticipates that this sale would enable the Company to reduce overhead and increase operating efficiencies by consolidating all of the Bank’s activities at the Calabasas facility.

If the Beverly Hills Branch were sold, the Bank would retain its name and continue to employ the same deposit-gathering strategy at its retail Calabasas branch. The Bank believes that the Calabasas deposit market is substantial and currently is penetrated only by four large institutions, and thus lacks the presence of a community bank.

The following table sets forth, by various interest rate categories, the Bank’s certificates of deposit at December 31, 2005.

FBBH—Interest Rates for Certificates of Deposit

December 31, 2005
(Dollars in thousands)
2.50% or less	$32,664
2.51-3.50%	101,353
3.51-4.50%	393,124
4.51-5.50%	6,937

Total	$534,078

The following table sets forth the amount and maturities of the Bank’s certificates of deposit at December 31, 2005.

FBBH—Maturities of Certificates of Deposit

	Original Maturity in Months
	12 or Less	Over 12 to 36	Over 36
	(Dollars in thousands)
Balances maturing in 3 months or less	$78,017	$11,892	$—
Weighted average rate	3.34%	2.10%	—
Balances maturing in over 3 months to 12 months	$199,753	$66,152	$112
Weighted average rate	4.21%	3.09%	3.12%
Balances maturing in over 12 months to 36 months	$1,017	$158,329	$18,407
Weighted average rate	3.06%	4.04%	3.17%
Balances maturing in over 36 months	—	—	$399
Weighted average rate	—	—	4.34%

At December 31, 2005, the Bank had outstanding an aggregate of approximately $434.2 million of certificates of deposit in face amounts equal to or greater than $100,000 maturing as follows: $65.7 million within three months, $91.6 million over three months through six months, $115.8 million over six months through 12 months, and $161.1 million thereafter.

FHLB Advances.    The Bank obtains FHLB advances based on the security of certain of its assets, provided the Bank has met certain standards related to its creditworthiness. FHLB advances are available to member financial institutions such as the Bank for investment and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs (each of which has its own interest rate, which may be fixed or adjustable). The Bank is currently authorized to obtain FHLB advances in amounts up to 45% of total assets measured as of each previous quarter-end and for terms of up to 10 years.

The following table sets forth the Bank’s FHLB advances at and for the years ended December 31, 2005, 2004 and 2003:

	At or for the Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
FBBH – FHLB Advances:
Average amount outstanding during the period	$508,298	$361,249	$223,424
Maximum month-end balance outstanding during the period	555,837	474,837	249,337
Weighted average rate:
During the period	3.06%	2.95%	4.05%
At end of period	3.42%	2.75%	3.27%

As of December 31, 2005, the Bank had $299.5 million of FHLB advances maturing within one year, $56.3 million maturing between one and two years, $55.0 million maturing between two and three years, $90.0 million maturing between three and four years, and $30.0 million maturing between four and five years. These advances are secured by mortgage-backed securities and loans.

Repurchase Agreements.    The Bank borrows funds under repurchase agreements that provide immediate liquidity and financing for purchases of investment securities and pools of loans. The following table sets forth certain information related to the Bank’s repurchase agreements as of December 31, 2005, 2004, and 2003.

	At or for the Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
FBBH – Repurchase Agreements:
Average amount outstanding during the period	$116,000	$89,951	$89,162
Maximum month-end balance outstanding during the period	143,000	120,000	95,433
Weighted average rate:
During the period	3.17%	2.26%	2.04%
At end of period	3.43%	2.74%	1.96%

At December 31, 2005, the Bank had $53.0 million of repurchase agreements maturing within one year and $10.0 million maturing between two and three years.

Asset Quality

The Bank is exposed to certain credit risks related to the value of the collateral that secures its loans and the ability and willingness of borrowers to repay their loans. The Bank closely monitors its pools of loans and foreclosed real estate for potential problems on a periodic basis.

Allowance for Loan Losses.    The Bank maintains an allowance for loan losses at a level believed adequate by management to absorb estimated losses inherent in the loan portfolios. The allowance is increased by provisions for loan losses charged against operations and recoveries of previously charged off loans, and is decreased by loan charge-offs. Loans are charged off when they are deemed to be uncollectible.

Although we believe that we have established adequate allowances for loan losses as of December 31, 2005, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and DFI, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations.

For a complete discussion of our policies and procedures with respect to the allowance for loan losses, see “Critical Accounting Policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

The following table sets forth information with respect to the Bank’s allowance for loan losses by category of loan.

FBBH—Allocation of the Allowance for Loan Losses

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Allowance for loan losses:
Commercial	$—	$—	$—	$1	$2
Real estate – mortgage	6,643	6,845	6,575	7,001	7,056
Installment loans	5	20	77	824	1,058
Unallocated	387	348	—	—	—

Total allowance for loan losses	$7,035	$7,213	$6,652	$7,826	$8,116

Percentage of loans in each category to total loans:
Commercial	—%	—%	—%	—%	—%
Real estate – mortgage	94.4	94.9	98.8	89.5	86.9
Installment	0.1	0.3	1.2	10.5	13.1
Unallocated	5.5	4.8	—	—	—

Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the activity in the allowance for loan losses during the periods indicated.

FBBH—Analysis of the Allowance for Loan Losses

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance, beginning of period	$7,213	$6,652	$7,826	$8,116	$10,233
Charge-offs:
Real estate – mortgage	(206)	(4)	(117)	(412)	(636)
Installment loans	(33)	(22)	(375)	(62)	(258)

Total charge-offs	(239)	(26)	(492)	(474)	(894)

Recoveries:
Commercial	2	—	—	—	—
Real estate – mortgage	118	112	32	101	428
Installment loans	6	37	36	83	79

Total recoveries	126	149	68	184	507

Net (charge-offs) recoveries	(113)	123	(424)	(290)	(387)

(Recapture of) provision for loan losses	(65)	438	(750)	—	(1,730)

Balance, end of period	$7,035	$7,213	$6,652	$7,826	$8,116

Ratio of net charge-offs during the period to average loans outstanding during the period	—	—	0.1%	0.1%	0.1%

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

The table below sets forth the delinquency status of the Bank’s loans at the dates indicated.

FBBH—Delinquency Experience for Loans

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance of delinquent loans:
31-60 days	$6,300	$2,364	$2,326	$2,269	$1,788
61-90 days	916	902	123	1,052	836
91 days or more (1)	5,138	4,535	5,816	4,043	7,570

Total loans delinquent	$12,354	$7,801	$8,265	$7,364	$10,194

Delinquent loans as a percentage of total loan portfolio:
31-60 days	0.7%	0.2%	0.4%	0.5%	0.3%
61-90 days	0.1	0.1	—	0.2	0.2
91 days or more (1)	0.5	0.5	0.9	0.8	1.4

Total	1.3%	0.8%	1.3%	1.5%	1.9%

(1)	All loans delinquent over 90 days are on nonaccrual status.

Foreclosed Real Estate.    The Bank carries its holdings of foreclosed real estate at the lower of the net carrying value of the underlying loan or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Declines in values of foreclosed real estate subsequent to acquisition are charged to income and recorded as a provision for losses. The following table sets forth the aggregate carrying value of the Bank’s holdings of foreclosed real estate (by source of acquisition) at the dates indicated.

FBBH—Foreclosed Real Estate by Loan Type

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans:
Single-family residential	$29	$1,953	$281	$1,002	$246
Commercial real estate	—	21	—	38	183
Other mortgage loans	9	—	—	—	—

Total	38	1,974	281	1,040	429
Allowance for losses	(10)	(205)	(14)	—	—

Foreclosed real estate owned, net	$28	$1,769	$267	$1,040	$429

Competition

The Bank’s peer group consists of approximately seven other local and regional thrifts that focus on smaller loan transactions, primarily in the $1-10 million range, with most originations less than $5 million. Some banks offer construction loans that have higher pricing and greater margins due to the inherent risks in these products. Although the Bank intends to expand its product line to include construction loans, the Bank primarily competes directly with those portfolio lenders that focus on stabilized income producing property loans. Recent acquisitions in the banking industry have reduced the number of financial institutions serving the Bank’s target deposit customers, and as a result, few independent banks remain in western Los Angeles County. The Bank believes that the super-regional financial institutions do not adequately service the customers who comprise the Bank’s target market, and that the smaller regional banks are better able to provide quality service through closer customer relationships and more rapid response to commercial loan opportunities.

Supervision and Regulation

Banking is a highly regulated industry. Congress and the states have enacted numerous laws that govern banks, bank holding companies and the financial services industry, and have created several largely autonomous regulatory agencies which have authority to examine and supervise banks and bank holding companies, and to adopt regulations furthering the purpose of the statutes. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy. As a result, the financial condition and results of operation of the Company, and its ability to grow and engage in various business activities, can be affected not only by management decisions and general economic conditions, but the requirements of applicable federal and state laws, regulations and the policies of the various regulatory authorities.

Further, these laws, regulations and policies are continuously under review by Congress, state legislatures and federal and state regulatory agencies. Changes in laws, regulations and policies can materially increase in the cost of doing business, limit certain business activities or materially and adversely affect competition between banks and other financial intermediaries. While it can be predicted that changes will occur, what changes, when they will occur, and how they will impact the Company cannot be predicted.

The following is not intended to be an exhaustive description of the statutes and regulations applicable to the business of BHBC or the Bank. The description of statutory and regulatory provisions is qualified in its entirety by reference to the particular statutory or regulatory provisions.

Bank Holding Companies

Bank holding companies are regulated under the Bank Holding Company Act (the “BHC Act”) and are supervised by the Federal Reserve Board (the “FRB”). Under the BHC Act, BHBC files reports of its operations and other information with the FRB, and the FRB conducts examinations of BHBC and the Bank.

The BHC Act requires, among other things, the FRB’s prior approval whenever a bank holding company proposes to (i) acquire all or substantially all the assets of a bank; (ii) acquire direct or indirect ownership or control of more than 5% of the voting shares of a bank; (iii) merge or consolidate with another bank holding company; (iv) with certain exceptions, acquire more than 5% of the voting shares of any company that is not a bank; and (v) engage in any activities without the FRB’s prior approval other than managing or controlling banks and other subsidiaries authorized by the BHC Act, furnishing services to, or performing services for, its subsidiaries, or conducting a safe deposit business. The BHC Act authorizes the FRB to approve the ownership of shares in any company, the activities of which have been determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

Under the BHC Act and regulations adopted by the FRB, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or financing of services.

The FRB may, among other things, issue cease-and-desist orders with respect to activities of bank holding companies and nonbanking subsidiaries that represent unsafe or unsound practices or violate a law, administrative order or written agreement with a federal banking regulator. The FRB can also assess civil money penalties against companies or individuals who violate the BHC Act or other federal laws or regulations, order termination of nonbanking activities by nonbanking subsidiaries of bank holding companies and order termination of ownership and control of a nonbanking subsidiary by a bank holding company.

A bank holding company may become a “financial holding company” which may engage in a range of activities that are financial in nature, including insurance and securities underwriting, insurance sales, merchant banking, providing financial, investment, or economic advisory services, any activity that a bank holding company may engage in outside of the United States, and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to a financial activity, or complementary to a financial activity. The FRB is the primary regulator of financial holding companies.

FDIC

The Bank is subject to examination and regulation by the FDIC under the Federal Deposit Insurance Act (“FDIA”) because its deposit accounts are insured by the FDIC under the Bank Insurance Fund (“BIF”). The FDIC has adopted regulations which affect a broad range of the Bank’s activities, including, among other things, lending, appraisals, formation of subsidiaries, and obtaining deposits through brokers.

Under FDIC regulations, each insured depository institution is assigned to one of the following three capital groups for insurance premium purposes: “well capitalized,” “adequately capitalized” and “undercapitalized.” These capital groups are defined in the same manner as the regulations establishing the prompt corrective action system of the FDIA, as discussed under “Capital Adequacy Requirements” below. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution’s primary federal regulator, resulting in nine assessment classifications. Assessment rates for BIF-insured banks range from 0% of insured deposits for well-capitalized banks with minor supervisory concerns to 0.27% of insured deposits for undercapitalized banks with substantial supervisory concerns.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices which are not limited to cases of capital inadequacy, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order or any condition imposed in writing by the FDIC. In addition, FDIC regulations provide that any insured institution that falls below a 2% minimum leverage ratio (see below) will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital. The FDIC is additionally authorized by statute to appoint itself as conservator or receiver of an insured depository institution (in addition to the powers of the institution’s primary federal regulatory authority) in cases, among others and upon compliance with certain procedures, of unsafe or unsound conditions or practices or willful violations of cease and desist orders.

Capital Adequacy Requirements

The FRB and the FDIC have adopted similar, but not identical, “risk-based” and “leverage” capital adequacy guidelines for bank holding companies and insured banks, respectively. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, ranging from zero percent for risk-free assets (e.g., cash) to 100% for relatively high-risk assets (e.g., commercial loans). These risk weights are multiplied by corresponding asset balances to determine a risk-adjusted asset base. Certain off-balance sheet items, such as standby letters of credit, are added to the risk-adjusted asset base. The minimum required ratio of total capital to risk-weighted assets for both bank holding companies and insured banks is presently 8%. At least half of the total capital is required to be “Tier 1 capital,” consisting principally of common stockholders’ equity, a limited amount of perpetual preferred stock, and minority interests in the equity. The remainder, designated “Tier 2 capital,” may consist of a limited amount of subordinated debt, certain hybrid capital instruments, the remaining portion of trust preferred securities and other debt securities, preferred stock and a limited amount of the general loan loss allowance.

Trust preferred securities are considered regulatory capital for purposes of determining BHBC’s capital ratios. However, in December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which required companies that have issued trust preferred securities to deconsolidate the related entities and restate their balance sheets. However, the Board of Governors of the Federal Reserve System (“FRB”), which is BHBC’s banking regulator, ruled on continued inclusion of trust preferred securities in regulatory capital following the issuance of FIN 46R.

The minimum Tier 1 leverage ratio, consisting of Tier 1 capital to average adjusted total assets, is 3% for bank holding companies and insured banks that have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other bank holding companies and insured banks are expected to maintain a ratio of at least 1% to 2% or more above the stated minimum.

Under the prompt corrective action provisions of the FDIA, the FDIC has adopted regulations establishing five capital categories for insured banks designated as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

If any one or more of a bank’s ratios are below the minimum ratios required to be classified as undercapitalized, it will be classified as significantly undercapitalized provided that if its ratio of tangible equity to total assets is 2% or less, it will be classified as critically undercapitalized. A bank may be reclassified by the FDIC to the next level below that determined by the criteria described above if the FDIC finds that it is in an unsafe or unsound condition or if it has received a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination and the deficiency has not been corrected, except that a bank cannot be reclassified as critically undercapitalized for such reasons.

The FDIC may subject undercapitalized banks to a broad range of restrictions and regulatory requirements. An undercapitalized bank may not pay management fees to any person having control of the institution, nor, except under certain circumstances and with prior regulatory approval, make any capital distribution if, after doing so, it would be undercapitalized. Significantly undercapitalized banks are subject to increased monitoring by the FDIC, are restricted in their asset growth, must obtain regulatory approval for certain corporate activities, such as acquisitions, new branches and new lines of business, and, in most cases, must submit to the FDIC a plan to bring their capital levels to the minimum required in order to be classified as adequately capitalized. The FDIC may not approve a capital restoration plan unless each company that controls the bank guarantees that the bank will comply with it. Significantly and critically undercapitalized banks are subject to additional mandatory and discretionary restrictions and, in the case of critically undercapitalized institutions, must be placed into conservatorship or receivership unless the FDIC agrees otherwise.

Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such bank. In addition, a bank holding company is required to guarantee that its subsidiary bank will comply with any capital restoration plan. The amount of such a guarantee is limited to the lesser of (i) 5% of the bank’s total assets at the time it became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with the capital restoration plan. A holding company guarantee of a capital restoration plan results in a priority claim to the holding company’s assets ahead of its other unsecured creditors and shareholders that is enforceable even in the event of the holding company’s bankruptcy or the subsidiary bank’s insolvency.

Capital Distributions

BHBC may make capital distributions (dividends in cash or property, or repurchases of capital stock) subject to the California General Corporation Law and the policies, rules and regulations of the FRB. Under the

California General Corporation Law, BHBC may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, BHBC’s assets would be at least 1.25 times its liabilities and its current assets would exceed its liabilities (determined on a consolidated basis under generally accepted accounting principles). The FRB has stated that, as a matter of prudent banking, a bank holding company generally should not pay cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and that the prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

The ability of BHBC to continue to pay dividends will depend upon its cash resources. BHBC’s principal source of liquidity consists of proceeds received from the sale of its former loan subsidiary in 2004. In addition, in 2006, the Bank intends to begin paying quarterly cash dividends to BHBC. As a California-chartered bank, without the approval of the California DFI, the Bank may pay dividends in an amount which does not exceed the lesser of its retained earnings or its net income for the last three fiscal years. Under regulations of the FDIC, the Bank may not make a capital distribution without prior approval of the FDIC if it would be undercapitalized, significantly undercapitalized or critically undercapitalized under the Prompt Corrective Action Rules.

CRA

Banks and bank holding companies are also subject to the Community Reinvestment Act of 1977, as amended (the “CRA”). The CRA requires the Bank to ascertain and meet the credit needs of the communities it serves, including low and moderate income neighborhoods. The Bank’s compliance with CRA is reviewed and evaluated by the FDIC, which assigns the Bank a publicly available CRA rating at the conclusion of the examination. Further, an assessment of CRA compliance is also required in connection with applications for FDIC approval of certain activities, including establishing or relocating a branch office that accepts deposits or merging or consolidating with, or acquiring the assets or assuming the liabilities of, a federally regulated financial institution. An unfavorable rating may be the basis for FDIC denial of such an application, or approval may be conditioned upon improvement of the applicant’s CRA record. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the FRB will assess the CRA record of each subsidiary bank of the applicant, and such records may be the basis for denying the application.

In the most recently completed CRA compliance examination, conducted in June 2004, the Bank received a rating of “satisfactory,” the second highest of four possible ratings. CRA regulations emphasize measurements of performance in the area of lending (specifically, a bank’s home mortgage, small business, small farm and community development loans), investment (a bank’s community development investments) and service (a bank’s community development services and the availability of its retail banking services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of a bank’s community and its capacity and constraints in meeting such needs. The regulations also require certain levels of collection and reporting of data regarding certain kinds of loans.

California Banking Law

The Bank, as a California-chartered bank, is subject to examination, supervision and regulation by the DFI under the California Banking Law. These laws and regulations affect many aspects of the Bank’s operations, including investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, issuances of securities and other corporate governance provisions.

WFC—MORTGAGE INVESTMENT OPERATIONS

The Company’s Mortgage Investment Operations are conducted by WFC, a wholly owned investment subsidiary formed in 1996. WFC manages a portfolio of mortgage-backed securities and pools of performing, sub-performing and non-performing residential and commercial loans. Prior to September 30, 2005, WFC conducted certain of these activities with an institutional investor where such investments aligned the Company’s interests with those of the institutional investor. Effective September 30, 2005, WFC acquired a 100% interest in the returns generated by those portfolios and, as a result, no longer shares the net cash flows with the co-investor.

Loan pools acquired by WFC consist primarily of discounted loans. At December 31, 2005, WFC held $2.0 million unpaid principal balance of such loans and continues to pursue collection.

The following table sets forth the composition of discounted loans held by WFC by type of loan at the dates indicated.

WFC—Composition of Discounted Loans

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Single-family residential	$1,758	$2,668	$2,229	$3,025	$6,172
Multifamily residential	—	—	1	238	1,142
Commercial real estate	—	2,562	817	980	1,582
Consumer and other (1)	206	692	33,031	41,954	45,762

Discounted loans principal balance	1,964	5,922	36,078	46,197	54,658
Unaccreted discount and deferred fees	(76)	(56)	(220)	(393)	(1,018)
Allowance for loan losses (1)(2)	(209)	(3,506)	(32,041)	(39,975)	(42,070)
Investor participation interest (3)	—	(773)	(1,169)	(1,116)	(297)

Total discounted loans, net (4)	$1,679	$1,587	$2,648	$4,713	$11,273

(1)	In December 2004, WFC sold $24 million unpaid principal balance of discounted loans.
(2)	For discussion of the allowance for loan losses allocation for purchase discount, see “Asset Quality—Allowance for Loan Losses.”
(3)	In September 2005, WFC acquired a 100% interest in the cash flows on certain loan portfolios that previously were shared with the co-investor.
(4)	The real properties that secure WFC’s discounted loans are located throughout the United States. At December 31, 2005, the five states with the greatest concentration of properties securing discounted loans were California, Texas, Georgia, Florida and Illinois, in which WFC held $336,000, $259,000, $236,000, $171,000 and $109,000 principal amount of loans, respectively.

The carrying value of WFC’s subordinated mortgage-backed securities at December 31, 2005, 2004 and 2003 totaled $348,000, $345,000 and $862,000, respectively. The related short-term repurchase agreement which financed these securities has been repaid in full.

Asset Quality

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

Although we believe that we have established adequate allowances for loan losses as of December 31, 2005, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. Increases in our provisions for loan losses would adversely affect our results of operations.

For a complete discussion of our policies and procedures with respect to the allowance for loan losses, see “Critical Accounting Policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Non-Performing Loans.    It is WFC’s policy to place loans on non-accrual status when they are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

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

WFC Foreclosed Real Estate by Loan Type

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans:
Single-family residential	$34	$—	$—	$28	$357
Multifamily residential	—	—	—	—	118
Commercial and other mortgage loans	—	—	52	116	101

Total	34	—	52	144	576
Valuation allowance for losses	—	—	(52)	(83)	(328)

Foreclosed real estate owned, net	$34	$—	$—	$61	$248

DISCONTINUED OPERATIONS—LOAN SERVICING

Through April 2004, the Company was a diversified financial services company that also conducted loan servicing operations through a wholly owned subsidiary, Wilshire Credit Corporation (“WCC”). WCC provided a variety of loan portfolio management services, including billing, portfolio administration and collection services for pools of loans. As of April 2004, WCC serviced over $6 billion principal balance of loans for more than 500 individual and institutional investors and government agencies. On April 30, 2004, the Company sold WCC to Merrill Lynch Mortgage Capital Inc., a division of Merrill Lynch & Co., New York, NY, for net proceeds of $48.2 million, and realized a gain on the sale of $21.7 million before taxes (as restated—see Consolidated Statement of Operations and Note 1 to the Consolidated financial statements).

WCC’s operating results, and the Company’s gain on its sale of WCC, have been removed from the Company’s results from continuing operations on the Consolidated Statements of Operations, and have been presented separately under the caption “Income from discontinued operations.”

ITEM 1A. Risk Factors

The Company is subject to a number of business risks that may adversely impact its financial position or results of operations. These risks could make the Company’s common stock a speculative investment. The Company believes that the following factors represent the most significant risks to its future financial performance.

We face risk from changes in interest rates.

The success of our business depends, to a large extent, on our net interest income. Changes in market interest rates can affect our net interest income by affecting the spread between our interest-earning assets and interest-bearing liabilities. This may be due to the different maturities of our interest-earning assets and interest-bearing liabilities, as well as an increase in the general level of interest rates. Changes in market interest rates also affect, among other things:

•	Our ability to originate loans;

•	The ability of our borrowers to make payments on their loans;

•	The value of our interest-earning assets and our ability to realize gains from the sale of these assets;

•	The average life of our interest-earning assets;

•	Our ability to generate deposits instead of other available funding alternatives; and

•	Our ability to access the wholesale funding market.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

We face risk from possible declines in the quality of our assets.

Our financial condition depends significantly on the quality of our assets. While we have developed and implemented underwriting policies and procedures to guide us in the making of loans, compliance with these policies and procedures in making loans does not guarantee repayment of the loans. If the level of our non-performing assets rises, our results of operations and financial condition will be affected. A borrower’s ability to pay its loan in accordance with its terms can be adversely affected by a number of factors, such as a decrease in the borrower’s revenues and cash flows due to adverse changes in economic conditions or a decline in the demand for the borrower’s products and/or services.

Our allowances for loan losses may be inadequate.

We establish allowances for loan losses against each segment of our loan portfolio. At December 31, 2005, our allowance for loan losses equaled 0.7% of loans. Although we believe that we have established adequate allowances for loan losses as of December 31, 2005, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and DFI, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations.

Economic conditions may decline.

Our business is strongly influenced by economic conditions in our market area (principally Southern California) as well as regional and national economic conditions. Should the economic condition in these areas deteriorate, the financial condition of our borrowers could weaken, which could lead to higher levels of loan defaults or a decline in the value of collateral for our loans. In addition, an unfavorable economy could reduce the demand for our loans and other products and services.

We have a significant concentration of loans in California.

At December 31, 2005, approximately 52% unpaid principal balance of our loans were collateralized by real estate located in California, and no more than 10% of our loans were collateralized in any other state. Because of this concentration, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.

Our business is highly competitive.

There is intense competition in Southern California and elsewhere in the United States for banking customers. We compete for loans primarily with other commercial banks, mortgage companies, commercial finance companies and savings institutions. In recent years, out-of-state financial institutions have entered the California market, which has also increased competition. Many of our competitors have greater financial strength, marketing capability and name recognition than we do, and operate on a statewide or nationwide basis. In addition, recent developments in technology and mass marketing have permitted larger companies to market loans more aggressively to our small business customers. Such advantages may give our competitors opportunities to realize greater efficiencies and economies of scale than we can. We can provide no assurance that we will be able to compete effectively against our competition.

Our business is heavily regulated.

Both BHBC, as a bank holding company, and the Bank, as a California-chartered FDIC-insured bank, are subject to significant governmental supervision, regulation and legislation, which is intended primarily to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy, and are not intended to protect bank and bank holding company shareholders. Statutes, regulations and regulatory policies affecting us may be changed at any time, and the interpretation of these statutes and regulations by examining authorities also may change. We cannot provide assurance that future changes in applicable statutes, regulations, legislation and policies or in their interpretation will not materially adversely affect our business.

We may not be able to fully utilize our deferred tax assets.

At December 31, 2005, we had net deferred tax assets totaling $30.7 million. This amount includes $29.8 million in anticipated tax savings that would result from the future usage of $87.5 million in available federal net operating loss (NOL) carryforwards. However, the maximum amount of NOL carryforward we may utilize in any year is limited to $6.0 million, as a result of our “ownership change” within the meaning of Section 382 of the Internal Revenue Code in 2002. Therefore, to fully utilize this NOL, we need to earn an average of at least $6.0 million in taxable income per year through the year ended December 31, 2020, at which date the NOL carryforward will expire. There can be no assurance that we will generate sufficient taxable income in the next 15 years to enable us to utilize all of our available NOL. If at any time it appears more likely than not that we will not be able to realize this deferred tax asset, we would be required to establish a valuation allowance against the asset and record a corresponding charge to current earnings. This would have an adverse impact on our financial condition, results of operations and cash flows.

The sale of the Beverly Hills branch may not achieve the desired results.

We are considering selling the Bank’s Beverly Hills branch during 2006. Management believes that this sale would enable us to (i) reduce overhead, (ii) increase efficiency by consolidating all of the Bank’s operations into our Calabasas facility and (iii) operate primarily as a wholesale bank. However, there can be no assurance that we will successfully complete the sale of the Beverly Hills branch. In addition, there can be no assurance that, if completed, this sale will cause the reduction in overhead or the increase in operating efficiencies to the extent anticipated by management.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The headquarters of the Company, the Bank and WFC are located in Calabasas, California, where we lease approximately 16,500 square feet of office space pursuant to a lease agreement expiring in August 2014. This space includes a newly constructed branch facility which opened in March 2005. The Bank also leases a branch office in Beverly Hills, California pursuant to a lease expiring September 30, 2008.

The Company believes that its facilities are suitable and adequate for its present business purposes and for the foreseeable future.

ITEM 3. Legal Proceedings

The Company is involved in binding arbitration with a former officer who, in June 2004, pursuant to a plea bargain, pleaded guilty to two felony counts in connection with certain criminal proceedings against him arising out of the financial collapse of Capital Consultants LLC in 2000. As part of his plea bargain, the former officer agreed to pay restitution in the amount of $2.0 million. The former officer has made a claim against the Company for this amount, asserting that he is entitled to indemnification under Delaware law. He subsequently made an additional claim for more than $10.0 million in consequential damages and losses purportedly incurred by him as a result of his guilty plea and subsequent incarceration. This claim was based on various alleged damages such as loss of reputation, emotional distress, and interference with the former officer’s professional and personal relationships. The Company disagrees with these claims and is contesting the claims vigorously. In addition, the Company is seeking to recover some of the legal expenses that it paid on behalf of the former officer in previous years. In February 2006 the arbitrator dismissed the former officer’s claim against the Company for consequential damages. The Company expects the arbitrator to rule on the other claims during the second quarter of 2006. The Company is not currently able to quantify the impact, if any, that the outcome of these actions may have on its financial condition or results of operations.

Beginning in June 2005, WCC made demands on the Company for reimbursement of certain costs purportedly incurred by WCC in connection with WCC’s performance under one of its loan servicing contracts. Through February 2006, WCC had claimed a total of $728,000 of such costs. WCC further asserted that the Company is obligated to reimburse WCC for similar recurring costs it may incur through April 2008. The Company disagrees with this assertion. Accordingly, in July 2005 the Company filed a complaint for declaratory relief against Merrill Lynch and WCC with the Superior Court of the State of California. The complaint seeks, among other things, a declaration that the Company has no obligation to reimburse WCC for those costs, and that if such an obligation is found to exist, it is for a substantially lesser amount than that claimed by WCC. In September 2005, Merrill Lynch filed a cross-complaint against the Company alleging breach of contract. The Company is attempting to resolve this matter through discussions with Merrill Lynch and WCC and thus avoid the need for further litigation. The Company is not currently able to quantify the impact, if any, that the outcome of these actions may have on its financial condition or results of operations.

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

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock trades under the symbol “BHBC” and has traded on the Nasdaq National Market since March 10, 2004. From August 13, 2003 to March 9, 2004, the Common Stock was traded on the Nasdaq SmallCap Market. At March 1, 2006, there were 76 holders of record of the Company’s Common Stock.

The following table sets forth the range of high and low sales prices of the Common Stock and the cash dividends declared per share for the periods indicated:

	Sales Prices		Cash Dividends Declared
Period	High	Low
Year ended December 31, 2005:
Fourth Quarter	$10.67	$9.77	$0.125
Third Quarter	$11.00	$9.97	$0.125
Second Quarter	$10.95	$10.10	$0.125
First Quarter	$11.02	$9.30	$0.125

Year ended December 31, 2004:
Fourth Quarter	$10.40	$9.56	$0.125
Third Quarter	$10.65	$9.00	$0.125
Second Quarter	$10.20	$8.72	$0.125
First Quarter	$9.78	$5.88	$—

In the second quarter of 2004 the Company initiated a regular quarterly dividend of $0.125 per share, or $0.50 annually. The Company did not declare any dividends prior to June 2004.

The following table presents information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2005, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	322,106	(1)	$2.29	1,143,919	(1)
Equity compensation plans not approved by security holders	—		—	—

Total	322,106		$2.29	1,143,919

(1)	Does not include 600,000 shares that may be issued pursuant to an option granted on January 3, 2006 to Larry B. Faigin, the Company’s Chief Executive Officer, under the 2002 Equity Participation Plan.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(Restated) (10)
	(Dollars in thousands, except per-share amounts)
Statements of Operations Data:
Total interest income (1)	$77,397	$60,041	$46,527	$52,544	$57,001
Total interest expense	38,343	26,494	23,685	28,622	34,910

Net interest income	39,054	33,547	22,842	23,922	22,091
(Recapture of) provision for loan losses	(41)	351	(539)	255	(1,801)

Net interest income after (recapture of) provision for loan losses	39,095	33,196	23,381	23,667	23,892
Other income	2,019	1,326	457	402	10,139
Other expenses	15,538	16,105	17,907	22,651	24,772

Income from continuing operations before income tax provision	25,576	18,417	5,931	1,418	9,259
Income tax provision	10,524	4,585	2,539	534	3,000

Income from continuing operations	15,052	13,832	3,392	884	6,259
Discontinued operations:
Income (loss) from operations of discontinued segment (including gain on sale of $21,716 in 2004)	—	22,200	5,726	1,955	(1,294)
Minority interest in discontinued segment	—	—	—	(686)	647
Income tax provision	—	9,307	2,231	191	—

Income (loss) from discontinued operations	—	12,893	3,495	1,078	(647)

Net income	$15,052	$26,725	$6,887	$1,962	$5,612

Earnings (loss) per share – basic:
Income from continuing operations	$0.71	$0.67	$0.18	$0.05	$0.31
Discontinued operations	—	0.62	0.19	0.06	(0.03)

Net income	$0.71	$1.29	$0.37	$0.11	$0.28

Earnings (loss) per share – diluted:
Income from continuing operations	$0.70	$0.65	$0.17	$0.04	$0.30
Discontinued operations	—	0.60	0.17	0.06	(0.03)

Net income	$0.70	$1.25	$0.34	$0.10	$0.27

	As of December 31,
	2005	2004	2003	2002	2001
		(Restated) (10)
	(Dollars in thousands, except per-share amounts)
Financial Condition Data:
Cash and cash equivalents	$20,954	$15,526	$16,739	$15,981	$39,393
Portfolio assets:
Mortgage-backed and other investment securities	356,008	330,937	258,005	273,497	127,540
Loans, net	948,144	915,383	610,807	486,667	526,070
Discounted loans, net	1,679	2,360	3,817	5,829	11,570
Real estate owned, net	62	1,769	267	1,101	678

Total portfolio assets	1,305,893	1,250,449	872,896	767,094	665,858
Total assets	1,403,739	1,335,623	975,282	843,588	771,153
Deposits (2)	604,649	541,960	473,409	395,781	439,469
Repurchase agreements	63,000	120,000	88,000	91,870	—
FHLB advances	530,837	474,837	249,337	216,000	189,500
Long-term investment financing	—	—	681	2,133	9,689
Junior subordinated notes payable to trust	20,619	20,619	20,619	—	—
Trust preferred securities	—	—	—	20,000	—
Stockholders’ equity	173,870	171,062	125,483	100,023	91,987

	As of December 31,
	2005	2004	2003	2002	2001
		(Restated) (10)
Financial Ratios and Other Data:
Return on average assets	1.08%	2.22%	0.80%	0.24%	0.75%
Return on average equity	8.70%	19.31%	6.55%	2.05%	6.14%
Average interest yield on total loans and discounted loans	6.41%	5.64%	6.31%	7.03%	7.91%
Net interest spread (1)(3)	2.66%	2.59%	2.34%	2.42%	1.95%
Net interest margin (1)(4)	2.94%	2.88%	2.76%	3.01%	2.97%
Ratio of earnings to fixed charges (5):
Including interest on deposits	1.67	1.70	1.25	1.05	1.27
Excluding interest on deposits	2.23	2.31	1.48	1.11	1.93
Long-term debt to total capitalization (6)	0.76	0.74	0.69	0.70	0.68
Total financial liabilities to equity	7.07	6.81	6.78	7.43	7.37
Dividend payout ratio (7)	71.43%	57.69%	—	—	—
Average equity to average assets	12.40%	11.50%	12.24%	11.73%	12.14%
Non-performing loans to loans at end of period (8)	0.54%	0.49%	0.95%	0.82%	1.43%
Allowance for loan losses to total loans at end of period (9)	0.74%	0.79%	1.10%	1.62%	1.58%

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Operating Data:
Investments and originations:
Loan purchases	$142,814	$149,652	$86,928	$74,689	$150,137
Discounted loans and foreclosed real estate	—	—	2	10	11,854
Loan originations	118,989	289,353	206,042	70,754	74,026
Mortgage-backed and other investment securities	126,828	238,407	151,830	294,917	102,535

Total	388,631	677,412	444,802	440,370	338,552
Repayments	(323,989)	(259,314)	(312,411)	(245,417)	(259,278)
Loan sales	—	(369)	(8,072)	(2,433)	(35,789)
Net change in portfolio assets	55,444	377,553	105,802	101,236	40,489

(1)	Beginning in 2005, the Company classified its prepayment fees on loans as interest income. As a result, the Company reclassified its prepayment fees on loans in 2004 and earlier periods from other operating income to interest income. This change in classification was made pursuant to the conversion of FBBH’s charter from a federal savings and loan charter to a California state commercial bank charter. The Company believes this classification of loan prepayment fees is consistent with that of other state-chartered banks. The amount of such fees included in interest income totaled $4.7 million, $0.9 million, $1.2 million, $0.7 million and $0.9 million, respectively, for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.
(2)	At December 31, 2005 and 2004, BHBC and WFC held a total of $21.0 million and $38.1 million, respectively, in deposits at the Bank. These deposits are eliminated in consolidation and are not reflected in the year-end totals.
(3)	Net interest spread represents average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.
(5)	The ratios of earnings to fixed charges were computed by dividing (x) income from continuing operations before income taxes plus fixed charges by (y) fixed charges. Fixed charges represent total interest expense, including and excluding interest on deposits, as applicable.
(6)	Total capitalization equals long-term debt plus equity.
(7)	Dividend payout ratio represents dividends per share divided by diluted income from continuing operations per share.
(8)	Non-performing loans include all non-discounted loans that have been placed on non-accrual status by the Company. Non-discounted loans are placed on non-accrual status when they became past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Discounted loans are not included in non-performing loans.
(9)	Excludes discounted loans.
(10)	See Note 1 to the consolidated financial statements regarding the restatement.

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

OVERVIEW

Beverly Hills Bancorp Inc. (“BHBC”) is a financial holding company that conducts banking and lending operations in southern California and surrounding states through our bank subsidiary, First Bank of Beverly Hills (“FBBH” or the “Bank”), and mortgage investment operations through our investment subsidiary, WFC Inc. (“WFC”). Our business strategy is focused on the growth and profitability of FBBH through (1) originations and purchases of commercial real estate and multifamily mortgage loans and (2) investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. On September 1, 2005, the Bank converted its charter from a federal savings and loan charter to a California state commercial bank charter, and as a result its primary regulators are the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). Management believes that a state bank charter is better aligned with the Bank’s strategic business plan, by providing FBBH with greater flexibility in its lending operations and increased opportunities for growth.

The following discussion gives effect to the restatement of the 2004 consolidated financial statements discussed in Note 1 of the Notes to Consolidated Financial Statements.

Our net income for the year ended December 31, 2005 was $15.1 million, or $0.70 per diluted share, compared with income from continuing operations of $13.8 million, or $0.65 per diluted share, for the year ended December 31, 2004. Total net income for 2004, including discontinued operations, was $26.7 million, or $1.25 per diluted share.

Our 2004 results included a pre-tax gain of $21.7 million on the sale of our former loan servicing subsidiary, Wilshire Credit Corporation (“WCC”). Pre-tax income from continuing operations, excluding the operating results of WCC and the gain on its sale, increased by $7.2 million, from $18.4 million for the year ended December 31, 2004 to $25.6 million for the year ended December 31, 2005. Management believes that pre-tax income represents a more meaningful measure of our financial results than after-tax net income, as approximately $2.0 million of the reported income tax expense will not be currently payable in cash due to the utilization of our net operating loss carryforward.

The year 2005 represented our first full year of operations as principally a bank holding company. Though our loan origination activity slowed substantially during 2005 as compared with 2004, we still realized a $5.5 million increase in net interest income. This increase was the result of higher earning-asset volume (due primarily to significant loan originations and acquisitions in the prior year) and an increase in loan prepayment fees triggered by early payoffs. In addition, we recorded $41,000 in loan loss recaptures during the year, compared with a provision for loan losses of $351,000 for the year ended December 31, 2004. Our other operating income increased by $0.7 million from 2004 to 2005, and total general and administrative expenses declined by $0.6 million.

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

We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements:

•    Mortgage-Backed and Other Investment Securities Available for Sale.    The Company’s mortgage-backed and other investment securities available for sale are reported at their current fair market value. In determining current fair value when quotes from third parties are not available, we estimate the present value of the anticipated cash flows of the securities based on certain assumptions, including the amount and timing of future repayments, the discount rate to be used, and default rates and expected losses on the loans underlying the securities. If the change in market value is considered temporary, the unrealized holding gains and losses are reported net of tax, when applicable, as a separate component of accumulated other comprehensive income in stockholders’ equity. In the event of a decline in market value, management must evaluate whether the decline is temporary in nature or other than temporary. In making this evaluation, management must consider certain factors, including (a) whether the Company has the ability and intent to hold the investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and (b) whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Declines that are considered other than temporary are reflected as “Market valuation losses and impairments” in the consolidated statements of operations and not as a direct reduction to stockholders’ equity. The Company’s portfolio of mortgage-backed and other investment securities available for sale represented approximately 25% of consolidated total assets as of December 31, 2005. Consequently, fluctuations in the securities’ values can have a significant impact on our financial condition and results of operations.

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

The Company uses its internal asset review system to evaluate its loan portfolio and to classify loans as pass, special mention, substandard, substandard well-secured, doubtful or loss. These terms correspond to varying degrees of risk that the loans will not be collected in part or in full. The frequency at which a specific loan is subjected to internal asset review depends on the type and size of the loan and the presence or absence of other risk factors, such as delinquency and changes in collateral values. The allowance for loan losses consists of general valuation allowances (“GVAs”), which are derived primarily from the Company’s loss migration factors. Specific valuation allowances (“SVAs”) are established for impaired loans, and are equal to the excess of the unpaid principal balance over the fair value of the collateral for all impaired loans. Beginning in September 2005, as a result of the Bank’s conversion to a state bank charter from a federal savings and loan charter, any SVA allocated to a loan is charged off during the month in which the allocation was made.

GVAs are based on loss migration factors that are updated each quarter. GVAs also include a qualitative adjustment, which represents management’s evaluation after consideration of certain credit risk characteristics. These risk characteristics include, but are not limited to, the following: the institution’s historical and recent loss experience in its portfolios; the volume, severity and trend of non-performing assets; the extent to which refinances or loan modifications are made to maintain loans in a current status; known deterioration in credit concentrations or certain classes of loans; loan to value ratios of real estate secured loans; risks associated with specific types of collateral; the quality and effectiveness of the lending policy, loan purchase policy, internal asset review policy, charge-off, collection and recovery policies; current and anticipated conditions in the general and local economies which might affect the collectability of the institution’s asset; anticipated changes in the composition or volume of the loan portfolio; and reasonableness standards in accordance with regulatory agency policies. The evaluation of the inherent loss with respect to these risk characteristics is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. Apart from a qualitative adjustment, management currently maintains a risk-modeling reserve in the range of 3% to 6% of the total estimated allowance for loan losses, due to the inherent risk associated with the imprecision in estimating the allowance.

To assess the adequacy of the Company’s allowance for loan losses, the portfolio is segmented into three components: impaired loans, homogeneous loans, and non-homogeneous loans.

•	In determining which loans are impaired, the Company applies Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan. The Company’s impaired loans include all loan types classified as substandard, doubtful or loss (including loans which may have been upgraded but which are troubled debt restructurings). SVAs are measured on a loan-by-loan basis utilizing either the discounted cash flow or fair market value approaches, as defined under SFAS No. 114.

•	Homogeneous loans have been defined as loans secured by one to four single-family residences, mobile home loans, and consumer loans, and are analyzed for impairment collectively by their respective loan group. GVA loss estimates are measured utilizing the Company’s loss migration factors.

•	Non-homogeneous loans include the following loan types: multifamily, commercial real estate, “bridge” loans, construction loans, and commercial unsecured. The non-homogeneous loans are analyzed individually for impairment. GVA loss estimates are measured utilizing the Company’s loss migration factors. A loss horizon of seven years has been developed with the objective of achieving loss data to capture a full business cycle.

When the Bank increases the allowance for loan losses related to loans, it records a corresponding increase to the provision for loan losses in the statement of operations. The DFI and FDIC, as part of their examination process, periodically review the Bank’s allowance for losses and the carrying values of its assets. There can be no assurance that the DFI or FDIC will not require additional reserves following future examinations.

•    Income Taxes.    At December 31, 2005 we had a total deferred tax asset of $36.5 million. This asset represents the tax effect of future deductible or taxable amounts and is attributable to net operating loss carryforwards and also to temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the Company’s income tax returns. In accounting for the deferred tax assets, we apply SFAS No. 109, Accounting for Income Taxes, which requires, among other things, that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

As of December 31, 2005, we evaluated the positive and negative evidence regarding the future realization of the deferred tax assets. Pursuant to this evaluation, we concluded that the available objective positive evidence regarding our ability to generate future federal taxable income substantially outweighed the available objective negative evidence regarding future federal taxable income. We also concluded that the objective negative evidence regarding the ability to generate certain future state taxable income outweighed the available objective positive evidence regarding certain future state taxable income, due primarily to the curtailment of our operations in the state of Oregon following the sale of WCC. As a result, we believe it is more likely than not that a substantial amount of our deferred tax asset will be realized in future years, and consequently, we believe, as of December 31, 2005, that the only valuation allowance required is approximately $5.8 million related to net operating loss carryforwards in Oregon and certain other states. As portions of the deferred tax asset are realized and the valuation allowance is reduced, the related benefits, to the extent they related to our post-reorganizational period, are recorded as a deferred tax benefit in our consolidated statements of operations. As benefits relating to our pre-reorganizational period are realized, they are recorded as a direct increase to stockholders’ equity.

The net deferred tax asset of $30.7 million is reported as an asset in our consolidated statement of financial condition as of December 31, 2005. However, there can be no assurance that the amount, if any, that we ultimately realize will not differ materially from our assessment.

•    Contingencies.    We are party to various legal proceedings, as discussed previously and in the notes to the consolidated financial statements. These matters have a high degree of uncertainty associated with them. We continually assess the likely outcomes of these proceedings, the amounts of any related ongoing costs, and the adequacy of amounts provided for these matters. There also can be no assurance that all matters that may be brought against us or that we may bring against other parties are known to us at any point in time.

RESULTS OF OPERATIONS—2005 COMPARED TO 2004

Interest Income

A significant portion of our consolidated earnings arises from net interest income, which is the difference between interest income received and interest expense paid. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the degree of mismatch in the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities.

The following table sets forth, for the periods indicated, information regarding the total amount of our income from interest-earning assets and the resulting average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net interest margin. (The interest income and expense amounts in the table below are consolidated, but reflect primarily the results of our banking operations.) Information is based on monthly balances during the indicated periods.

Interest-Earning Assets and Interest-Bearing Liabilities

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest	Weighted Average Yield/ Rate	Average Balance	Interest	Weighted Average Yield/ Rate	Average Balance	Interest	Weighted Average Yield/ Rate
Assets:
Mortgage-backed securities	$335,128	$14,753	4.40%	$299,252	$12,233	4.09%	$224,973	$10,190	4.53%
Loans, net of unaccreted discounts/unamortized premium (1)(2)	950,140	60,895	6.41%	826,916	46,632	5.64%	558,695	35,234	6.31%
Federal funds and other investments	42,793	1,749	4.09%	37,868	1,176	3.11%	43,636	1,103	2.53%

Total interest-earning assets	1,328,061	77,397	5.83%	1,164,036	60,041	5.16%	827,304	46,527	5.62%

Non-interest earning cash	2,082			4,625			4,493
Allowance for loan losses	(8,337)			(35,003)			(44,449)
Other assets	73,994			69,793			70,251

Total assets	$1,395,800			$1,203,451			$857,599

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Savings, NOW and money market accounts	$111,134	$2,974	2.68%	$74,556	$1,407	1.89%	$55,057	$866	1.57%
Certificates of deposit	452,601	14,649	3.24%	485,981	11,020	2.27%	334,194	10,449	3.13%

Total interest-bearing deposits	563,735	17,623	3.13%	560,537	12,427	2.22%	389,251	11,315	2.91%
Repurchase agreements	116,000	3,681	3.17%	89,951	2,032	2.26%	89,162	1,826	2.05%
FHLB advances	508,298	15,552	3.06%	361,249	10,653	2.95%	223,424	9,102	4.07%
Other borrowings	20,619	1,487	7.21%	20,822	1,382	6.64%	21,199	1,442	6.80%

Total interest-bearing liabilities	1,208,652	38,343	3.17%	1,032,559	26,494	2.57%	723,036	23,685	3.28%

Noninterest-bearing deposits	4,375			4,092			3,928
Other liabilities	9,742			28,384			25,516

Total liabilities	1,222,769			1,065,035			752,480
Stockholders’ equity	173,031			138,416			105,119

Total liabilities and stockholders’ equity	$1,395,800			$1,203,451			$857,599

Net interest income		$39,054			$33,547			$22,842

Net interest spread (3)			2.66%			2.59%			2.34%
Net interest margin (4)			2.94%			2.88%			2.76%
Ratio of average interest-earning assets to average interest-bearing liabilities	109.88%			112.73%			114.42%

(1)	The average balances of the loan portfolio include discounted loans and non-performing loans, on which interest is recognized on a cash basis.
(2)	Beginning in 2005, the Company classified its prepayment fees on loans as interest income. As a result, the Company reclassified its prepayment fees on loans in 2004 and earlier periods from other operating income to interest income. This change in classification was made pursuant to the conversion of FBBH’s charter from a federal savings and loan charter to a California state commercial bank charter. The Company believes this classification of loan prepayment fees is consistent with that of other state-chartered banks. The amount of such fees included in interest income totaled $4.7 million, $0.9 million and $1.2 million, respectively, for the years ended December 31, 2005, 2004 and 2003.
(3)	Net interest spread represents the weighted-average yield on interest-earning assets minus the weighted-average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total average interest-earning assets.

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

Changes in Net Interest Income

	Year Ended December 31,
	2005 v. 2004			2004 v. 2003
	Increase Rate	Increase (Decrease) Volume	Net Change	(Decrease) Increase Rate	Increase (Decrease) Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Mortgage-backed securities	$985	$1,535	$2,520	$(1,068)	$3,111	$2,043
Loans	6,819	7,444	14,263	(4,051)	15,449	11,398
Federal funds and other investments	406	167	573	231	(158)	73

Total interest-earning assets	8,210	9,146	17,356	(4,888)	18,402	13,514

Interest-bearing liabilities:
Savings, NOW and money market accounts	721	846	1,567	195	346	541
Certificates of deposit	4,431	(802)	3,629	(3,362)	3,933	571

Total interest-bearing deposits	5,152	44	5,196	(3,167)	4,279	1,112
Repurchase agreements	961	688	1,649	190	16	206
FHLB advances	414	4,485	4,899	(2,993)	4,544	1,551
Other borrowings	118	(13)	105	(35)	(25)	(60)

Total interest-bearing liabilities	6,645	5,204	11,849	(6,005)	8,814	2,809

Increase in net interest income	$1,565	$3,942	$5,507	$1,117	$9,588	$10,705

Our net interest income was $39.1 million for the year ended December 31, 2005, compared with $33.5 million for the year ended December 31, 2004. The net interest spread increased by 7 basis points, from 2.59% for 2004 to 2.66% for 2005, and the net interest margin increased from 2.88% to 2.94% for the same periods.

The increase in net interest income was due primarily to a higher loan volume in 2005, reflecting the Bank’s significant loan originations and purchases throughout 2004. Our average balance of interest-earning assets for the year ended December 31, 2005 was more than $1.3 billion, an increase of $164.0 million over the average for the year ended December 31, 2004. In addition, interest income for 2005 included $4.7 million in loan prepayment fees, compared with $0.9 million of such fees in 2004. (We previously included loan prepayment fees in other income, but reclassified them to interest income in 2005 due to the Bank’s conversion to a state bank charter. The prior year results have been adjusted to conform to the current year classification.) These increases in interest income more than offset a substantial increase in our interest expense, which resulted from both a higher average balance of interest-bearing liabilities and an increase in cost of funds.

The 6-basis point increase in net interest margin from 2004 to 2005 was the result of the $3.8 million increase in loan prepayment fees, partially offset by accelerated premium amortization, in 2005. Excluding the effects of these loan prepayments, we experienced a compression in our net interest margin in 2005 due to the continuing rise in market interest rates and the flattening of the yield curve. Our overall cost of funds increased by 60 basis points, from 2.57% in 2004 to 3.17% in 2005, as maturing deposits and borrowings were replaced with higher costing funds. We anticipate that the net interest margin may narrow further in future periods if interest rates continue to rise and the yield curve continues to flatten.

Interest income on mortgage-backed securities was $14.8 million for the year ended December 31, 2005, compared with $12.2 million for the year ended December 31, 2004. The increase in 2005 reflects a $35.9 million increase in the average balance of mortgage-backed securities, primarily as a result of the Bank’s purchases of $238.4 million of mortgage-backed securities in 2004. The increase also was due to an increase in yield of 31-basis points, from 4.09% for the year ended December 31, 2004 to 4.40% for the year ended December 31, 2005. The higher average yield in 2005 resulted from the increase in market interest rates, which extended the expected lives of the securities and reduced the amortization of premiums.

Interest income on loans was $60.9 million for the year ended December 31, 2005, compared with $46.6 million for the year ended December 31, 2004. The increase in 2005 was due primarily to a $123.2 million increase in the average balance of loans, reflecting the Bank’s significant loan originations and purchases throughout 2004. The Bank’s loan fundings slowed during 2005, primarily due to the increase in interest rates, which reduced the number of refinancings, and also as a result of increasing competitiveness in loan pricing. Consequently, the Bank focused in 2005 on increasing its loan acquisition activity, and purchased an aggregate of $142.8 million unpaid principal balance of multifamily and commercial loans during the year. These purchases included one multifamily loan portfolio consisting of 109 loans with a total unpaid principal balance of $52.7 million, and another portfolio of four loans totaling $36.5 million. At December 31, 2005, the Bank’s pipeline of loans in process totaled $149.3 million. Our increase in loan interest income also reflects a 77-basis point increase in yield, from 5.64% for 2004 to 6.41% for 2005. This increase was due to primarily to the rise in interest rates during the year but also reflects the increase in prepayment fees, net of accelerated premium amortization, in 2005 over 2004.

Interest expense on deposits, consisting primarily of certificates of deposit, was $17.6 million for the year ended December 31, 2005, compared with $12.4 million for the year ended December 31, 2004. The increase was due to higher market interest rates in 2005. This increase in rates raised the cost of interest-bearing deposits by 91 basis points, from 2.22% for 2004 to 3.13% for 2005.

Interest expense on repurchase agreements and Federal Home Loan Bank (“FHLB”) advances totaled $19.2 million for the year ended December 31, 2005, compared with $12.7 million for the year ended December 31, 2004. These increases were due primarily to a significant increase in the average balance of outstanding borrowings. In the latter half of 2004 the Bank began to utilize its debt facilities in lieu of certificates of deposit to finance its asset growth. The increase in interest on borrowings also reflects the recent increases in market interest rates, which raised the average cost of repurchase agreements by 91 basis points from 2004 to 2005. Similarly, the cost of FHLB advances increased by 11 basis points, from an average of 2.95% for 2004 to 3.06% for 2005.

Provision for Loan Losses

In 2005, the Bank recorded $65,000 in net recaptures of loan loss provisions previously taken. For the year ended December 31, 2004, the Bank recorded a loan loss provision of $438,000. WFC recorded a net loan loss provision of $24,000 for the year ended December 31, 2005, compared with net recaptures of $87,000 for the year ended December 31, 2004.

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

Gain on Sale of Securities

We realized a net gain of $418,000 on sales of $28.0 million in mortgage-backed securities for the year ended December 31, 2004. There was no such sales activity during 2005.

Net gains on sales of securities are generated primarily in declining interest rate environments. Accordingly, gains or losses from sales of securities may fluctuate significantly from period to period, and the results in any period are not necessarily indicative of the results that may be attained in future periods.

Other Expenses

Compensation and employee benefits expense totaled $6.8 million for the years ended December 31, 2005 and 2004. Our base employee compensation, primarily salaries and wages, increased by $0.7 million from 2004 to 2005, due to an increase in the Bank’s lending staff and the opening of the Bank’s new Calabasas branch. This increase was offset by a $0.7 million decline in incentive compensation, as a result of a decline in loan fundings in 2005 as compared with 2004.

Our legal expenses (included in “Professional fees” in the statement of operations) increased by $0.4 million from the year ended December 31, 2004 to the year ended December 31, 2005. This increase was due primarily to expenses related to various ongoing issues with respect to a former officer (see “Item 3—Legal Proceedings” and Note 4 to the Consolidated Financial Statements). We anticipate that this litigation will be concluded in the second quarter of 2006. Other professional fees, particularly audit and consulting expenses, were higher in 2004 primarily as a result of expenses related to the implementation of Sarbanes-Oxley Section 404.

Occupancy expense increased slightly from 2004 to 2005 as a result of the renewal of the lease at our Calabasas offices, effective in August 2004. The decline in FDIC insurance premiums in 2005 reflects an overall decline in our deposits from mid-2004, when we began to utilize borrowings as our primary funding source, to the third quarter of 2005. The increase in deposits in the fourth quarter of 2005 may result in higher FDIC premiums in future periods. Our amortization expense represents the amortization recorded on our core deposit intangible asset, which we acquired in connection with our purchase of a branch in June 2000. As of June 30, 2005, the core deposit intangible asset had been amortized in full and no longer had a book value, and as a result, we do not expect to incur such amortization expense in future periods. Our directors expense declined from 2004 to 2005, primarily due to the reduction in the size of our board of directors from ten members to seven in August 2005.

Provision for Income Taxes

Our provision for income taxes was $10.5 million for 2005, compared with income taxes on continuing operations of $4.6 million (as restated) for 2004. The unusually low tax expense for 2004 was due to the elimination of nearly all of the valuation allowance against the Company’s deferred tax assets in the fourth quarter of 2004. A portion of the valuation allowance related to deferred tax assets (primarily net operating losses) that were generated in the Company’s post-reorganizational period, and the related benefit was recorded as a deferred tax benefit in our statement of operations. (The majority of the deferred tax assets that were realized were generated in our pre-reorganizational period, and the related tax benefits were realized by recording a direct increase to stockholders’ equity.) Our 2005 tax provision primarily reflects the current statutory income tax rates. However, approximately $2.0 million of this expense is not expected to be currently payable in cash due to the utilization of our net operating loss carryforward.

CHANGES IN FINANCIAL CONDITION

General

At December 31, 2005, our total assets were $1.4 billion, an increase of $68.1 million, or 5.1%, over the total as of December 31, 2004. This asset growth was due to increases in our loan and mortgage-backed securities portfolios, which were funded primarily with new FHLB advances and certificates of deposit. The following discussion summarizes the significant changes in our financial condition for the year ended December 31, 2005.

Mortgage-Backed and Other Investment Securities Available for Sale

Our portfolio of mortgage-backed securities available for sale increased by $25.1 million during the year ended December 31, 2005. During 2005 we purchased a total of $126.8 million of primarily AAA-rated mortgage-backed securities with a weighted-average yield of 4.70%. These purchases were offset by principal repayments of $96.4 million and unrealized holding losses of $4.8 million, as a result of the continuing rise in interest rates during the year. We did not engage in any sales of securities in 2005 due to the decline in loan origination activity during the year. In addition, gains on such sales are generated primarily in declining interest-rate environments.

The balance of our other investment securities available for sale (consisting of trust preferred securities and mutual funds) was substantially the same at December 31, 2005 and December 31, 2004, reflecting minimal unrealized holding losses.

Loans

Our portfolio of loans, net of discounts and allowances, increased by $32.8 million in 2005. This increase was due to loan purchases of $142.8 million and loan originations of $119.0 million, offset by repayments of $226.8 million. Our loan originations declined substantially in 2005 as compared with the $289.4 million in originations in 2004. This decrease in origination activity was primarily a result of the increase in interest rates, which reduced the number and amount of refinancings, and also due to increasing competitiveness in loan pricing. As a result, we achieved our portfolio growth in 2005 primarily through loan purchases, including acquisitions of multifamily loan portfolios totaling $52.7 million in June 2005 and $36.5 million in October 2005.

Discounted Loans, net

Our discounted loans, net, consist of WFC’s portfolio of discounted loans. Prior to September 30, 2005, WFC conducted its loan investment and portfolio management operations with an institutional investor, which had participation interests in the returns generated by the assets serving as collateral for the loans. The carrying value of WFC’s discounted loans then was reported net of the co-investor’s interest. Effective September 30, 2005, WFC acquired a 100% interest in the returns generated by those portfolios, resulting in an increase in carrying value of $1.1 million. This increase was offset by $854,000 in loan principal repayments during the year.

Real Estate Owned

Real estate owned decreased by $1.7 million for the year ended December 31, 2005. In the first quarter of 2005, we completed sales of four properties with an aggregate carrying value of $1.8 million for a net gain of $215,000. These sales were partially offset by acquisitions of $120,000 in properties through new foreclosures.

Deposits

Deposits increased by $62.7 million during the year ended December 31, 2005, due primarily to an increase in brokered certificates of deposit and the opening of our new branch in Calabasas. The weighted average interest cost of the Bank’s total deposit balance was 3.64% at December 31, 2005, compared with 2.06% at December 31, 2004. This increase resulted primarily from two factors: (1) the increase in market interest rates in 2005 caused maturing deposits to be replaced with higher-costing new deposits, and (2) certificates of deposit as a share of total deposits increased from 78% at December 31, 2004 to 88% at December 31, 2005. The Bank’s deposits at December 31, 2005 and 2004 included $21.0 million and $38.1 million, respectively, of balances held by BHBC and WFC. These deposits are eliminated in consolidation and are not reflected in total deposits on our consolidated statements of financial condition.

Repurchase Agreements.    Repurchase agreements decreased by $57.0 million for the year ended December 31, 2005, as a result of repayments of $90.0 million, partially offset by new repurchase agreements totaling $33.0 million. At December 31, 2005, we had total repurchase agreements of $63.0 million, bearing interest at a weighted-average rate of 3.43%, compared with the December 31, 2004 weighted-average cost of 2.74%. These borrowings are used primarily to finance the Bank’s lending and investment activities.

FHLB Advances.    FHLB advances increased by $56.0 million in 2005, as a result of $366.0 million in new advances, offset by maturities of $310.0 million. This increase occurred primarily in June 2005, as we obtained $155.0 million in new advances to fund loan acquisitions and to replace maturing advances. As discussed above, we have utilized FHLB advances as our primary funding source after receiving BHBC’s deposit of the proceeds from the sale of WCC. At December 31, 2005, we had total FHLB advances of $530.8 million, bearing interest at a weighted-average rate of 3.42%, compared with the December 31, 2004 weighted-average cost of 2.75%. The FHLB has authorized a borrowing limit for the Bank’s total FHLB advances of 45% of the Bank’s total assets as of the previous quarter-end.

Stockholders’ Equity.    Our stockholders’ equity increased by $2.8 million during the year ended December 31, 2005, to $173.9 million, or $8.07 book value per diluted share. This increase reflects our net income of $15.1 million, $410,000 from the issuance of common stock upon the exercise of stock options, a $582,000 tax benefit from the exercise of non-qualified stock options, and $203,000 in deferred tax benefits relating to our pre-reorganization period. These increases were partially offset by cash dividends of $10.6 million on common stock and net after-tax unrealized losses of $2.8 million on our portfolio of available-for-sale securities.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include debt obligations and commitments to extend credit and involve, to varying degrees, elements of risk in excess of the amount recognized in the balance sheet.

At December 31, 2005 and 2004 we had outstanding $20.6 million in floating-rate junior subordinated notes payable to a wholly owned statutory business trust. The notes bear interest at the three-month LIBOR rate plus 3.65% (7.80% at December 31, 2005) and mature in 2032. These notes and their related terms are discussed in further detail in Note 12 of the Notes to Consolidated Financial Statements.

At December 31, 2005 and 2004, we had outstanding commitments to extend credit of $24.0 million and $11.3 million, respectively. These commitments expose us to credit risk in excess of amounts reflected in the consolidated financial statements. We receive collateral to support loans and commitments to extend credit for which collateral is deemed necessary.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the measurement of an entity’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, originate loans, fund investments, purchase pools of loans, and make payments for general business purposes.

The Bank’s sources of liquidity include wholesale and retail deposits, FHLB advances (up to 45% of the Bank’s total assets as of the previous quarter-end), repurchase agreements, whole loan and mortgage-backed securities sales, and net interest income. WFC’s sources of liquidity consist of net interest income and repayments on its portfolio of discounted loans and mortgage-backed securities. We manage our liquidity on a daily basis, and the Company’s Board of Directors periodically reviews our liquidity. This process is intended to ensure the maintenance of sufficient funds to meet our operating needs. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet our operating needs.

At December 31, 2005, the Bank had $534.1 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending December 31, 2006 and thereafter amounted to $355.9 million and $178.2 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management continues its effort to reduce the Bank’s exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of the Bank’s interest-earning assets.

The Company is party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents the Company’s future financial obligations outstanding as of December 31, 2005:

Contractual Obligations

	Payments due within time period at December 31, 2005
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$369,807	$182,661	$411	$—	$552,879
Repurchase agreements	54,325	10,542	—	—	64,867
Employment contracts	450	—	—	—	450
Operating leases	696	1,355	877	1,682	4,610
FHLB advances	313,046	125,087	123,841	—	561,974
Junior subordinated notes payable to trust	1,608	3,216	3,216	55,191	63,231
Commitments to originate loans	24,005	—	—	—	24,005

Total	$763,937	$322,861	$128,345	$56,873	$1,272,016

With the exception of the operating leases and loan commitments, the expected obligations presented above include anticipated interest accruals based on the current respective contractual terms. The amounts for the junior subordinated debentures are based on the assumption that the debentures will be repaid in full at maturity in July 2032. However, commencing July 12, 2007, the debentures may be repaid in full or in part at par.

DFI regulations require each California-chartered bank to maintain adequate liquidity to assure safe and sound operation. It is the Bank’s responsibility to establish a liquidity policy that sets minimum liquidity requirements. As of December 31, 2005, the Bank was in compliance with its liquidity policy.

REGULATORY CAPITAL REQUIREMENTS

Bank holding companies, such as BHBC, and FDIC-insured banks, such as FBBH, are required to meet certain minimum regulatory capital requirements. At December 31, 2005, BHBC and FBBH met all applicable regulatory capital requirements and FBBH was “well capitalized,” as defined under applicable regulations.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and capital ratios for BHBC and FBBH at December 31, 2005:

Regulatory Capital Ratios

			Amount Required
	Actual		For Capital Adequacy Purposes			To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
BHBC
Total capital to risk-weighted assets (Risk-based capital)	$173,250	18.5%	$74,941	≥	8.0%	Not Applicable
Tier 1 capital to risk-weighted assets	166,006	17.7%	37,470	≥	4.0%	Not Applicable
Tier 1 capital to average assets	166,006	11.8%	56,270	≥	4.0%	Not Applicable
FBBH
Total capital to risk-weighted assets (Risk-based capital)	$142,103	15.2%	$74,596	≥	8.0%	$93,244	≥	10.0%
Tier 1 capital to risk-weighted assets	135,068	14.5%	37,298	≥	4.0%	55,947	≥	6.0%
Tier 1 leverage ratio	135,068	9.6%	56,110	≥	4.0%	70,138	≥	5.0%

In addition to the requirements shown in the above table, FBBH is required by the DFI to maintain a ratio of tangible shareholder’s equity to total tangible assets of at least 8.0% for the first three years following the effective date of the charter conversion, or through August 31, 2008. As of December 31, 2005, the Bank was in compliance with the DFI’s requirement.

RESULTS OF OPERATIONS—2004 COMPARED TO 2003

Through April 30, 2004, prior to the sale of WCC, Beverly Hills Bancorp Inc., then known as Wilshire Financial Services Group Inc., conducted operations in three principal business segments: (1) community banking operations (referred to herein as our “Banking Operations”) through FBBH; (2) specialized mortgage loan servicing operations through WCC; and (3) mortgage investment operations through WFC. Accordingly, the discussion in this section includes separate discussions of the results of operations for each business segment.

Consolidated Results

Our net income for the year ended December 31, 2004 was $26.7 million, or $1.25 per diluted share, compared with $6.9 million, or $0.34 per diluted share, for the year ended December 31, 2003. Our income from continuing operations, excluding the gain on the sale of WCC and WCC’s income prior to its sale, was $13.8 million, or $0.65 per diluted share, for the year ended December 31, 2004, compared with $3.4 million, or $0.17 per diluted share, for the year ended December 31, 2003.

Our income before taxes from continuing operations was $18.4 million for the year ended December 31, 2004, compared with $5.9 million for the year ended December 31, 2003. Management believes that pre-tax income represents a more meaningful measure of our financial results than after-tax net income, as a substantial portion of the reported income tax expense will not be currently payable in cash as a result of the utilization of our net operating loss and capital loss carryforwards and an additional deduction for the exercise of nonqualified stock options.

Our stockholders’ equity increased by $45.6 million during the year ended December 31, 2004 to $171.1 million, or $7.97 book value per diluted share. Much of this increase related to certain tax benefits that were realized during 2004, as discussed in further detail below. In addition, the increase reflects our net income for the year (including the gain on the sale of WCC), the issuance of $3.2 million in common stock pursuant to the exercise of stock options and a $3.3 million tax benefit from the exercise of nonqualified stock options. These increases were partially offset by $7.9 million in cash dividends on our common stock and net after-tax unrealized losses of $1.5 million on our portfolio of available-for-sale securities and hedging instruments.

The Company realized significant tax benefits in 2004 which directly impacted stockholders’ equity. As of December 31, 2004, we determined that it was more likely than not that we would realize a significant portion of our deferred tax assets in future years. Consequently, we recorded a reduction in the valuation allowance applicable to our consolidated deferred tax asset of $21.8 million. Since these deferred tax benefits relate to losses generated prior to our 1999 reorganization, their recognition was recorded as a direct increase to stockholders’ equity, and not as a reduction to income tax expense in the consolidated statement of operations.

The increase in income from continuing operations in 2004 as compared with 2003 was due primarily to the following factors:

•	Net interest income increased by $10.7 million, reflecting significant lending and investment activity, as well as a higher net interest margin and spread, at our banking subsidiary, FBBH;

•	Other income increased by $869,000, due primarily to an increase in FHLB stock dividends and the absence of market impairment charges in 2004; and

•	Consolidated operating expenses declined by $1.8 million, primarily as a result of a $1.7 million decrease in our legal costs for the defense of former executives and a decrease in loan servicing expenses following the transfer of servicing duties on the Bank’s loan portfolio from WCC to the Bank effective January 2004. These decreases were partially offset by $600,000 in auditing and consulting expenses related to the implementation of Sarbanes-Oxley Section 404.

These above factors were partially offset by a loan loss provision of $351,000 in 2004, as compared with loan loss recaptures of $539,000 in 2003.

Following is a discussion of the operating results of the Company’s Banking Operations and Mortgage Investment Operations segments, and its discontinued Loan Servicing Operations.

FBBH—Results of Operations

The following table compares FBBH’s income before taxes for the years ended December 31, 2004 and 2003.

	Year Ended December 31,
	2004	2003	Increase (Decrease)
	(Dollars in thousands)
Interest income	$58,593	$43,740	$14,853
Interest expense	25,381	22,604	2,777

Net interest income	33,212	21,136	12,076
Provision for (recapture of) loan losses	438	(750)	1,188

Net interest income after provision for (recapture of) loan losses	32,774	21,886	10,888
Realized gains on sales	418	249	169
Other income	653	471	182
Compensation and employee benefits expense	6,164	4,632	1,532
Other expenses	5,413	6,596	(1,183)

Income before taxes	$22,268	$11,378	$10,890

Net Interest Income

The following table sets forth information regarding the Bank’s income from interest-earning assets and expenses from interest-bearing liabilities for the years ended December 31, 2004 and 2003 (dollars in thousands). The amounts reflect the reclassification of $865 and $1,198 in loan prepayment fees to interest income for the years ended December 31, 2004 and 2003, respectively, as discussed earlier.

FBBH—Interest-Earning Assets and Interest-Bearing Liabilities

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Balance	Interest	Weighted Average Yield/Rate	Average Balance	Interest	Weighted Average Yield/Rate
Interest-earning assets:
Federal funds and short-term investments	$18,153	$257	1.40%	$19,087	$247	1.28%
Mortgage-backed and other securities	322,932	12,192	3.78%	246,207	9,270	3.77%
Loans (1)(2)	790,630	46,144	5.74%	511,324	34,223	6.69%

Total interest-earning assets	$1,131,715	$58,593	5.16%	$776,618	$43,740	5.63%

Interest-bearing liabilities:
Interest-bearing deposits	$602,838	$12,427	2.06%	$390,336	$11,315	2.90%
Borrowings	451,200	12,954	2.86%	312,586	11,289	3.61%

Total interest-bearing liabilities	$1,054,038	$25,381	2.40%	$702,922	$22,604	3.21%

Net interest income		$33,212			$21,136

Net interest spread			2.76%			2.42%

Net interest margin			2.93%			2.72%

(1)	It is the Bank’s policy to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.
(2)	Interest income on loans includes loan fees of $139 and $94, respectively, for the years ended December 31, 2004 and 2003.

The Bank’s net interest income was $33.2 million for the year ended December 31, 2004, compared with $21.1 million for the year ended December 31, 2003. The net interest spread increased by 34 basis points, from 2.42% in 2003 to 2.76% in 2004, and the net interest margin increased from 2.72% to 2.93% for the same periods.

The increase in net interest income in 2004 was primarily attributable to the Bank’s significant loan originations and purchases of investment securities in 2004 and in late 2003, utilizing new deposits and low-cost borrowings as funding sources. In addition, the prevailing low-interest rate environment has continued to impact the Bank’s interest-bearing liabilities to a greater extent than its interest-earning assets, as indicated by the higher spreads and margins in 2004. The Bank’s overall cost of funds declined by 81 basis points, from 3.21% for the year ended December 31, 2003 to 2.40% for the year ended December 31, 2004. In contrast, the Bank’s average yield on its interest-earning assets declined by only 47 basis points, from 5.63% for 2003 to 5.16% for 2004.

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

The Bank’s interest income on loans was $46.1 million for the year ended December 31, 2004, compared with $34.2 million for the year ended December 31, 2003. This increase was due to a $279.3 million increase in the average loan balance in 2004, which resulted from both higher loan originations and a slowing of prepayments as compared with the prior year. The Bank’s originations and purchases totaled $439.0 million in 2004, compared with $293.0 million in 2003, and its loan repayments declined by nearly $29 million in 2004 despite the larger portfolio. This increase in average loan volume was partially offset by a 95-basis point decline in average yield, from 6.69% for the year ended December 31, 2003 to 5.74% for the year ended December 31, 2004. The lower yield in 2004 reflected both a decline in market yields and lower prepayment fees received during the year.

FBBH’s interest expense on deposits totaled $12.4 million for the year ended December 31, 2004, compared with $11.3 million for the year ended December 31, 2003. The increase in 2004 resulted from a significant increase in the average deposit balance, as the Bank raised new brokered certificates of deposit in late 2003 and early 2004 to finance its loan originations and purchases. The Bank subsequently permitted the run-off of its certificates of deposit and began to utilize short-term borrowings and FHLB advances to finance its asset acquisitions. The higher average deposit volume in 2004 was largely offset by a decline in cost of 84 basis points, from 2.90% for the year ended December 31, 2003 to 2.06% for the year ended December 31, 2004.

The Bank’s interest expense on borrowings for the year ended December 31, 2004 was $13.0 million, compared with $11.3 million for the year ended December 31, 2003. This increase was due to a significant increase in the average balance of outstanding borrowings. Beginning in the second quarter of 2004, the Bank, after receiving a deposit of $52 million from BHBC representing primarily the gross proceeds from the sale of WCC, increasingly utilized advances from the Federal Home Loan Bank of San Francisco (FHLB) and repurchase agreements as its primary funding source in lieu of higher-costing certificates of deposit. In August 2004, the FHLB raised the Bank’s authorized borrowing limit from 35% to 40% of the Bank’s total assets as of the previous quarter-end. These increases in the average borrowing balance were partially offset by a decline in the cost of borrowings of 74 basis points, from 3.61% for 2003 to 2.86% for 2004.

Provision for Loan Losses

Based on its quarterly evaluations of the adequacy of its loan loss reserves, the Bank recorded a provision for loan losses of $438,000 for the year ended December 31, 2004. For the year ended December 31, 2003, the Bank recaptured $750,000 of loan loss reserves, primarily as a result of the sale of its performing mobile home loan portfolio in June 2003.

Gain on Sales of Securities, net

The Bank realized gains totaling $418,000 on sales of $34.3 million of mortgage-backed and other investment securities in 2004. For the year ended December 31, 2003, the Bank’s realized gains totaled $249,000 on sales of $9.2 million of mortgage-backed securities.

Other Income

The Bank’s other income was $653,000 for the year ended December 31, 2004, compared with $471,000 for the year ended December 31, 2003, reflecting an increase of $205,000 in dividends on Federal Home Loan Bank Stock.

Compensation and Employee Benefits Expense

The Bank’s compensation and employee benefits expense totaled $6.2 million for the year ended December 31, 2004, compared with $4.6 million for the year ended December 31, 2003. The increase in 2004 reflects an increase in incentive compensation, primarily as a result of the high level of loan fundings in 2004 as compared with the prior year.

Other Expenses

The Bank’s other expenses were $5.4 million for the year ended December 31, 2004, compared with $6.6 million for the year ended December 31, 2003. This decrease was largely due to the transfer of the servicing duties on the Bank’s loan portfolio from WCC to the Bank beginning January 1, 2004. As a result, the Bank no longer pays a fee to WCC for servicing a majority of its loan portfolio, resulting in a $908,000 decline in loan expenses.

The decrease in the Bank’s other expenses in 2004 also reflects the accrual of $400,000 of settlement costs in December 2003 in connection with litigation related to the Bank’s sale of its Bankcard operations in June 2001. The Bank’s audit expenses declined by $150,000 in 2004 as a result of the allocation of costs related to Sarbanes-Oxley Section 404 to the holding company. In addition, depreciation expense declined by $122,000, as many of the Bank’s leasehold improvements became fully depreciated as of August 31, 2004, when the original lease at its Calabasas, California offices expired. These decreases were partially offset by slight increases in other expense categories. The Bank incurred higher professional fees in 2004 as a result of consulting fees incurred in its conversion to an in-house loan servicing system. In addition, the Bank’s legal expenses increased by $117,000, due primarily to litigation costs associated with the bankruptcy of Commercial Loan Corporation. In most other expense categories, costs remained consistent from 2003 to 2004, reflecting the Bank’s efforts to control overhead.

Regulatory Capital Requirements

Prior to its conversion to a state-chartered commercial bank, FBBH was subject to regulatory capital requirements administered by the Office of Thrift Supervision (“OTS”). As of December 31, 2004, the total core capital and total risk-based capital amounts of the Bank, compared with the OTS minimum requirements, were as follows:

FBBH—Regulatory Capital Ratios

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

WFC—Results of Operations

We have conducted our Mortgage Investment Operations through WFC, our wholly owned investment subsidiary. Prior to 2005, WFC conducted certain of its activities with a co-investor, which had participation interests in the returns generated by the assets that serve as collateral for the loans. WFC’s interest income on its loan portfolio is reported net of the co-investor’s share of such activities.

The following table compares WFC’s income before taxes for the years ended December 31, 2004 and 2003.

	Year Ended December 31,
	2004	2003	Increase (Decrease)
	(Dollars in thousands)
Interest income	$1,408	$2,722	$(1,314)
Realized gains (losses)	20	(435)	455
Other income, net	232	129	103

Total revenues	1,660	2,416	(756)

Interest expense	13	74	(61)
(Recapture of) provision for loan losses	(87)	211	(298)
Compensation and employee benefits expense	—	543	(543)
Other expenses	214	699	(485)

Total expenses	140	1,527	(1,387)

Income before taxes	$1,520	$889	$631

Interest Income and Interest Expense

WFC’s interest income was $1.4 million for the year ended December 31, 2004, compared with $2.7 million for the year ended December 31, 2003. The decrease in 2004 was due primarily to a decline in interest on mortgage-backed securities as a result of runoff in WFC’s MBS portfolio, which has been triggered by prepayments on the loans underlying the securities. WFC records the receipt of such payments directly to interest income, as its portfolio of securities has been written down to an amortized cost of zero.

WFC’s interest expense was $13,000 for the year ended December 31, 2004, compared with $74,000 for the year ended December 31, 2003. The decrease was due to WFC’s repayment of its outstanding borrowing facility during the second quarter of 2004.

(Recapture of) Provision for Loan Losses

WFC recorded a net recapture of loan loss reserves of $87,000 during the year ended December 31, 2004, compared with a provision for loan losses of $211,000 for the year ended December 31, 2003. The net recapture in 2004 was the result of a recapture of $201,000 pursuant to an evaluation of the allowance for loan losses in December 2004, partially offset by a provision during the year of $114,000.

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

Other Expenses

WFC’s other operating expenses were $214,000 for the year ended December 31, 2004, compared with $699,000 for the year ended December 31, 2003. The decrease was primarily due to a decline in loan servicing expenses paid to WCC in 2004 and the reallocation of certain assets and expense categories from WFC to the Company’s other business segments in the second quarter of 2003.

HOLDING COMPANY AND MISCELLANEOUS OPERATIONS

Our Holding Company and Miscellaneous Operations consist primarily of other operating expenses not directly attributable to our Banking or Mortgage Investment Operations, and also include eliminations of intercompany accounts and transactions. During the year ended December 31, 2004, the holding company incurred $911,000 in legal costs for the defense of former executives, compared with $2.6 million for the year ended December 31, 2003. The holding company also recorded approximately $600,000 in external auditing and consulting expenses in 2004 related to the implementation of Sarbanes-Oxley Section 404. The holding company’s primary sources of liquidity include proceeds from the sale of WCC, proceeds from the July 2002 issuance of junior subordinated notes, and payments received from FBBH pursuant to a tax allocation agreement between the Company and the Bank.

DISCONTINUED OPERATIONS—LOAN SERVICING

The following table summarizes WCC’s income before taxes for the four-month period ended April 30, 2004 and the year ended December 31, 2003.

WCC—Results of Operations

	Four Months Ended April 30, 2004	Year Ended December 31, 2003
Servicing income	$11,754	$35,342
Other income	689	686

Total revenues	12,443	36,028

Interest expense	164	614
Provision for loan losses	49		•
Compensation and employee benefits expense	9,427	22,669
Other expenses	2,319	7,019

Total provisions and expenses	11,959	30,302

Income before taxes	$484	$5,726

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

Asset and Liability Management

It is our objective to attempt to control risks associated with interest rate movements. In general, management’s strategy is to limit our exposure to earnings volatility and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by the Asset and Liability Committees of the Company and of the Board of Directors (collectively, “ALCO”) which reviews, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses (including those attributable to hedging transactions), purchase activity, and maturities of investments and borrowings. ALCO establishes rate sensitivity tolerances (within regulatory guidelines) which are approved by our Board of Directors, and coordinates with our Board with respect to overall asset and liability composition.

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

The following table quantifies the potential changes in the Company’s net portfolio value at December 31, 2005, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Assets
	$Amount	$Change	%Change	NPV Ratio	Change
	(Dollars in thousands)
Change in Rates
+ 300bp	$156,811	$(31,588)	(17)%	11.76%	(165	) bp
+ 200bp	166,448	(21,951)	(12)	12.27	(114	) bp
+ 100bp	176,838	(11,561)	(6)	12.81	(60	) bp
0bp	188,399	—	—	13.41	—
- 100bp	190,866	2,467	1	13.42	1	bp
- 200bp	187,848	(551)	(0)	13.10	(31	) bp
- 300bp	185,584	(2,815)	(1)	12.83	(58	) bp

In determining net portfolio value, we make various assumptions, including, but not limited to, prepayment speeds on the Company’s assets and the discount rates to be used. We review our assumptions regularly and adjust them when it is deemed appropriate based on current and future expected market conditions.

We believe that the assumptions (including prepayment assumptions) we use to evaluate the vulnerability of our operations to changes in interest rates approximate actual experience and consider them reasonable. However, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on NPV could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based.

Another tool used to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table summarizes the scheduled maturities or repricing of the Bank’s assets and liabilities based on their contractual terms as of December 31, 2005.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$20,954	$—	$—	$—	$20,954
Mortgage-backed and other investment securities	30,829	77,096	165,834	81,901	355,660
Single-family residential loans	17,616	685	42	11,049	29,392
Multifamily residential loans	137,573	131,796	118,216	49,220	436,805
Commercial real estate loans	142,737	127,171	158,114	55,696	483,718
Consumer and other loans	22	590	21	221	854
Other assets (1)	—	—	—	39,937	39,937

Total assets	349,731	337,338	442,227	238,024	1,367,320

Liabilities:
Demand deposits	—	—	—	4,655	4,655
NOW and money market accounts	84,179	—	—	—	84,179
Savings accounts	2,723	—	—	—	2,723
Certificates of deposit	278,786	236,374	18,918	—	534,078
Repurchase agreements	53,000	10,000	—	—	63,000
FHLB advances	299,500	111,337	120,000	—	530,837
Other liabilities	—	—	—	17,099	17,099

Total liabilities	718,188	357,711	138,918	21,754	1,236,571

(Deficiency) excess of assets over liabilities	$(368,457)	$(20,373)	$303,309	$216,270	$130,749

Cumulative (deficiency) excess	$(368,457)	$(388,830)	$(85,521)	$130,749

Cumulative (deficiency) excess as a percent of total assets	(26.95)%	(28.44)%	(6.25)%	9.56%

(1)	Includes unamortized premium on loans and allowance for loan losses.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This statement simplifies the accounting for certain hybrid financial instruments (a financial instrument with an embedded derivative) and also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. In addition, this statement eliminates a restriction on the passive derivative instruments that a special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. For the Company, SFAS No. 155 is effective January 1, 2007. The Company does not believe that the adoption of SFAS No. 155 will have a material effect on its financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullified certain requirements of Emerging Issues Tasks Force Issue No. 03-1, The Meaning of Other-Than-Temporary

Impairment and its Application to Certain Investments, and references existing other than temporary guidance. Furthermore, this FSP creates a three-step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and measurement of an impairment loss. The implementation of FSP No. FAS 115-1 and FAS 124-1 is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2005, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. This FSP addresses the circumstances under which the terms of loan products give rise to a concentration of credit risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005. For loan products that are determined to represent a concentration of credit risk, disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. The adoption of this FSP did not have a material impact on the Company’s financial condition or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

See Item 7—Qualitative and Quantitative Disclosures About Market Risk—Asset and Liability Management—of Part II of this Report.

ITEM 8. Financial Statements and Supplementary Data

See Item 15 of Part IV of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

ITEM 9A. Controls and Procedures

Evaluation of Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, our management has concluded that, as of December 31, 2005, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective. Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

In 2004, we engaged an outside consulting firm to prepare our year-end income tax accruals. Although the income tax provision relates to our entire fiscal year, the preparation process function occurs primarily during and subsequent to the fourth quarter of each fiscal year. In the course of preparing our provision for income taxes for the year ended December 31, 2005, our outside tax consultants identified material errors in our income tax provision for the year ended December 31, 2004. As a result of these errors, we have restated our financial statements as of and for the year ended December 31, 2004, as discussed in Note 1 of the Notes to Consolidated Financial Statements. We believe that the identification and subsequent correction of these errors in 2005 indicates that our internal controls over financial reporting related to accounting for income taxes have been enhanced during 2005 and are now effective. There were no other changes in our internal control over financial reporting during our fourth fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Beverly Hills Bancorp Inc. and Subsidiaries

Calabasas, California

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting,” that Beverly Hills Bancorp Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 31, 2006 expresses an unqualified opinion on those financial statements.

/s/    Deloitte & Touche LLP

Los Angeles, California

March 31, 2006

ITEM 9B. Other Information

Not Applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Directors

Larry B. Faigin, age 63, was appointed to the Board of Directors in June 1999 and has been Chairman since September 1999. In addition, Mr. Faigin has been a director of FBBH since April 2001. Mr. Faigin has been Chief Executive Officer of the Company since August 2005 and Executive Vice President of Development of FBBH since December 2005. From 2003 to 2005, Mr. Faigin was President and Chief Executive Officer of China Housing Partners, LLC, a residential developer in China. Previously, he was President and Chief Executive Officer of GreenPark Remediation, LLC, a company that specializes in acquiring environmentally-impacted land and remediating and improving the property for further development.

Howard Amster, age 58, has been a director of the Company since November 2001 and a director of FBBH since October 2001. Mr. Amster is a professional real estate operator and also is a principal of Ramat Securities Ltd., a Cleveland-based investment firm. Previously, Mr. Amster was an investment consultant with First Union Securities (formerly Kemper Securities) from 1992 to June 2000. Mr. Amster also is a director of Horizon Group Properties, Inc. and Astrex Inc.

Stephen P. Glennon, age 61, has been a director of the Company since December 1999 and a director of FBBH since April 2001. Mr. Glennon is a retired financial executive. He was the Company’s Chief Executive Officer from September 1999 to May 2004 and its Chief Financial Officer from April 2003 to May 2004.

Robert H. Kanner, age 58, has been a director of the Company and FBBH since January 2002. Since 1987, Mr. Kanner has been Chairman of the Board and President of Pubco Corporation, a manufacturer and marketer of computer printer supplies and specialized construction products.

Kathleen L. Kellogg, age 52, has been a director of the Company since August 2005 and a director of FBBH since October 2001. Ms. Kellogg has been President of her own independent consulting company since 2000. Previously, from 1997 to 2000, she was Chief Executive Officer, President and a director of American International Bank.

William D. King, age 64, has been a director of the Company since May 2004 and a director of FBBH since April 2001. He has been Chairman of FBBH’s board since December 2002. Mr. King is a retired Chairman and Chief Executive Officer of Aviation Distributors, Inc. in Lake Forest, California, where he served from December 1999 until August 2001.

John J. Lannan, age 59, has been a director of the Company since May 2004 and a director of FBBH since June 2003. Mr. Lannan has been a Principal with Brentwood Partners, Inc. in Santa Monica, California, a real estate financing firm specializing in institutional equity and mezzanine debt placement, since 1998. Prior to joining the Board, Mr. Lannan was a director with Centennial Bank in Fountain Valley, California, where he organized and funded the recapitalization of that institution.

Audit Committee

The Audit Committee of the Board of Directors consists of William D. King (chairman), Robert H. Kanner and Kathleen L. Kellogg. All of the Audit Committee members are non-employee directors who are independent within the listing standards of the Nasdaq Stock Market. The Board of Directors has determined that Mr. King is a financial expert as defined in Item 401(h)(2) of Regulation S-K.

Executive Officers

Larry B. Faigin, age 63, has been Chief Executive Officer of the Company since August 2005 and Executive Vice President of Development of FBBH since December 2005. Mr. Faigin has been a director of the

Company since June 1999 and has been Chairman since September 1999. From 2003 to 2005, he was President and Chief Executive Officer of China Housing Partners, LLC, a residential developer in China. Previously, he was President and Chief Executive Officer of GreenPark Remediation, LLC, a company that specializes in acquiring environmentally-impacted land and remediating and improving the property for further development.

Joseph W. Kiley III, age 50, has been President and Chief Executive Officer of FBBH since September 2001. Mr. Kiley was the Company’s Chief Executive Officer from May 2004 to August 2005 and its Chief Financial Officer from May 2004 to February 2005. Previously, from March to September 2001, Mr. Kiley was the Bank’s Executive Vice President and Chief Financial Officer. Prior to joining the Bank, Mr. Kiley was Executive Vice President of Operations and Chief Financial Officer of National Mercantile Bancorp, the parent of Mercantile National Bank, in Century City, California from July 1996 to February 2001.

Craig W. Kolasinski, age 43, has been Executive Vice President and Chief Credit Officer of FBBH since February 2005. Previously, from October 2001 to February 2005, he was the Bank’s Executive Vice President and Chief Lending Officer. Prior to joining the Bank, Mr. Kolasinski was a loan originator with Centennial Bank in Fountain Valley, California from January 2000 through October 2001.

John A. Kardos, age 48, has been Senior Vice President, Funding and Investments for FBBH since June 2003. From July 2002 to June 2003 he was Senior Vice President and Liability Manager, and he has held other officer positions with FBBH since April 2000.

Bryce W. Miller, age 43, has been Senior Vice President, Technology and Compliance for FBBH since February 2003. Mr. Miller previously served as the Bank’s Vice President and Information Services Manager from July 2001 through February 2003 and its Vice President and Controller from June 2000 through June 2001.

Takeo K. Sasaki, age 37, has been Chief Financial Officer of the Company since February 2005 and has been the Bank’s Senior Vice President and Chief Financial Officer since February 2003. From July 2001 to February 2003, he was the Bank’s Vice President and Controller. Prior to joining the Bank, Mr. Sasaki was First Vice President and Controller for Prime Bank in Los Angeles, California from January 1998 to March 2001.

Annette J. Vecchio, age 55, has been Senior Vice President, Portfolio Manager of FBBH since March 2002. Previously, she was Vice President, Portfolio Manager of the Bank from 1986 to March 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and executive officers, and beneficial owners of more than 10% of the common stock of such company, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company’s securities. To the knowledge of the Company, no director, officer, or beneficial owner of more than 10% of the Company’s Common Stock failed to timely furnish reports required of such person by Section 16(a) on Forms 3, 4 and 5 during the year ended December 31, 2005.

Code of Ethics

Beverly Hills Bancorp Inc. has adopted a written code of ethics that applies to all employees and members of the Board of Directors. A copy of the Company’s code of ethics is available on the Company’s web site at www.bhbc.com.

ITEM 11. Executive Compensation

Compensation of Directors

Officers and employees of the Company who also serve as directors do not receive any retainer or additional fees for serving as a director. Each member of the Board of Directors of BHBC who is not an officer or employee of the Company is paid a yearly stipend of $12,000. The Chairman of the Board receives an additional yearly stipend of $30,000, and the chairs of the Audit Committee and the Compensation Committee receive additional yearly stipends of $35,000 and $3,000, respectively. Other members of the Audit Committee and Compensation Committee receive yearly stipends of $30,000 and $1,000, respectively.

The Chairman of the Board of the Bank receives an additional yearly stipend of $25,000. The chair of the Loan Committee of the Bank receives an additional yearly stipend of $60,000, and the chairs of the Bank’s Asset and Liability Committee and Internal Asset Review Committee receive additional yearly stipends of $3,000. Other members of the Bank’s Loan Committee receive an additional yearly stipend of $45,000, and the other members of the Bank’s Asset and Liability Committee and Internal Asset Review Committee receive additional yearly stipends of $1,000.

The Company paid directors fees totaling $431,000 for the year ended December 31, 2005.

Executive Compensation

The following table sets forth the total compensation paid or accrued by the Company for services rendered during the year ended December 31, 2005 to (i) the two individuals who served as Chief Executive Officer of the Company during the year and (ii) each of the four other most highly compensated executive officers of the Company who were serving as executive officers at December 31, 2005 (the “Named Executive Officers”).

	Annual Compensation				Other Annual Comp.($)	Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)			Securities Underlying Options/SARs (#)
Larry B. Faigin (1)	2005	$91,667	$—		$—	—
Chief Executive Officer, BHBC

Joseph W. Kiley III (2)	2005	$275,000	$250,000	(3)	$—	—
Chief Executive Officer, BHBC and FBBH	2004	$275,000	$280,000	(4)	$—	—
	2003	$275,000	$165,000		$—	—

Craig W. Kolasinski	2005	$185,000	$160,000	(5)	$—	—
Executive Vice President and Chief Credit	2004	$185,000	$260,000	(4)	$—	—
Officer, FBBH	2003	$176,769	$150,000		$—	25,000

Takeo K. Sasaki	2005	$146,667	$82,000	(5)	$—	—
Chief Financial Officer, BHBC and FBBH	2004	$128,500	$108,000	(4)	$—	—
	2003	$112,102	$55,000		$—	5,000

Annette J. Vecchio	2005	$135,000	$82,000	(5)	$—	—
Senior Vice President, Portfolio Manager,	2004	$124,167	$108,000	(4)	$—	—
FBBH	2003	$116,943	$46,000		$—	5,000

Bryce W. Miller	2005	$120,000	$75,000	(5)	$—	—
Senior Vice President, Technology and	2004	$119,167	$92,000	(4)	$—	—
Compliance, FBBH	2003	$109,417	$44,000		$—	5,000

(1)	Mr. Faigin was appointed Chief Executive Officer in August 2005. Mr. Faigin also serves as Executive Vice President of Development for FBBH.
(2)	Mr. Kiley served as Chief Executive Officer of BHBC from May 2004 to August 2005. Mr. Kiley also serves as President and Chief Executive Officer of FBBH.
(3)	Of this amount, $175,000 was paid in March 2006. The remaining $75,000 will vest and become payable on June 30, 2006.
(4)	Three-fourths of this amount was paid in March 2005. The remaining one-fourth will vest and become payable in December 2007.

(5)	Approximately two-thirds of this amount was paid in March 2006. The remaining approximately one-third will vest and become payable in December 2008.

Option/SAR Grants In Last Fiscal Year

No stock options were granted by the Company during the year ended December 31, 2005 to any of the Named Executive Officers.

Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

The following table lists (i) the number and value of shares received upon the exercise of options in 2005, (ii) the aggregate number of unexercised options at December 31, 2005, and (iii) the value of unexercised in-the-money options at December 31, 2005 for each of the Named Executive Officers. The Company has no outstanding SARs.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexcercised Options/SARs at FY-End (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Larry B. Faigin (1)	60,000	$491,204	—	—	$—	$—
Joseph W. Kiley III	20,396	167,043	149,604	—	1,300,146	—
Craig W. Kolasinski	—	—	51,666	8,334	402,296	54,754
Takeo K. Sasaki	—	—	8,333	1,667	62,048	10,952
Annette J. Vecchio	—	—	8,333	1,667	62,048	10,952
Bryce W. Miller	—	—	8,333	1,667	62,048	10,952

(1)	In January 2006, Mr. Faigin was granted an additional 600,000 stock options with an exercise price of $10.50 per share.

Employment Arrangements

On March 7, 2006, the Company entered into an Employment Agreement with its Chief Executive Officer, Larry B. Faigin. Under the Employment Agreement, Mr. Faigin is entitled to a base salary of $275,000 for 2006, $285,000 for 2007, $295,000 for 2008, and an amount to be agreed upon thereafter. The Employment Agreement contemplates that each year the Company and Mr. Faigin will negotiate in good faith to establish an incentive compensation plan for him for the year. Mr. Faigin’s incentive compensation plan for 2006 provides for additional compensation if certain performance measures are achieved, including a bonus payment if the sale of the Bank’s Beverly Hills branch is completed by December 31, 2006 and a bonus of 10% of the amount by which overhead for the year 2006 is reduced below a specified level. The Company may terminate Mr. Faigin’s employment at any time with or without cause. If the Company terminates Mr. Faigin’s employment without cause, or Mr. Faigin terminates his employment under circumstances constituting “good reason,” Mr. Faigin will be entitled to a continuation of base salary and benefits until two years from the date of termination or December 31, 2008, whichever occurs later. “Good reason” includes, among other things, a change of control of the Company, the failure of the Board of Directors to nominate Mr. Faigin as a director, or the appointment of any officer senior to Mr. Faigin. Mr. Faigin may terminate his employment at any time upon 60 days written notice. Mr. Faigin’s agreement was approved by a majority of the Company’s independent directors. Mr. Faigin was not present during the directors’ deliberations with respect to his agreement, and he was not present during the vote on his agreement.

Effective January 1, 2006, the Bank entered into a new Employment and Confidentiality Agreement with Joseph W. Kiley III. This agreement succeeds Mr. Kiley’s former Employment, Confidentiality and Contingent Severance Agreement, which expired on December 31, 2005. Pursuant to the new agreement, Mr. Kiley will continue to serve as the Bank’s Chief Executive Officer and President for a new one-year term commencing on

January 1, 2006. Either the Bank or Mr. Kiley may terminate the employment relationship under this agreement at any time, with or without reason, upon thirty days notice to the other. Mr. Kiley will receive a base annual salary of $275,000, and will be eligible to receive a bonus for the year 2005 in the amount of $175,000, payable on or before March 15, 2006. In addition, Mr. Kiley will be eligible to receive a continuous service bonus in the amount of $75,000 if he remains employed by the Bank through June 30, 2006 or if the Bank terminates his employment prior to June 30, 2006. If Mr. Kiley terminates his employment prior to June 30, 2006, he will forfeit his eligibility to receive the continuous service bonus.

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

Effective January 1, 2004, the Bank entered into a “Stay Bonus” letter agreement with Mr. Kolasinski. Pursuant to this agreement, if Mr. Kolasinski is in “Continuous Service” (as defined in the agreement) from the date of the agreement through and including January 1, 2007, the Bank will pay him a stay bonus in cash in the amount of $300,000 (the “First Stay Bonus”) on such date. If Mr. Kolasinski is in Continuous Service from the date of this letter agreement through and including January 1, 2008, the Bank will pay him an additional stay bonus in cash in the amount of $150,000 (the “Second Stay Bonus”) on such date. If there is a “Change in Control” (as defined in the agreement), and he is in Continuous Service through the end of the nine-month period following the occurrence of such Change in Control, (a) if the end of such nine-month period falls before January 1, 2007, the Bank will accelerate payment of the First Stay Bonus and the Second Stay Bonus to the end of such nine-month period, and (b) if the end of such nine-month period falls on or after January 1, 2007 but before January 1, 2008, the Bank will accelerate payment of the Second Stay Bonus to the end of such nine-month period. If, before January 1, 2008, (i) the Bank involuntarily terminates Mr. Kolasinski’s employment for any reason other than “Cause” (as defined in the agreement), (ii) Mr. Kolasinski dies or suffers “Total Disability” (as defined in the agreement), or (iii) following a Change in Control of the Bank, Mr. Kolasinski terminates his employment with the Bank for “Good Reason” (as defined in the agreement), he will become entitled to receive a stay bonus, conditioned upon his (or his personal representative’s or beneficiary’s, if applicable) execution and delivery of the “Release Agreement” (as defined in the agreement), in the amount of (a) if his death, Total Disability or termination of employment occurs before January 1, 2007, the greater of $225,000 or the “Prorated Amount” (as defined in the agreement), or (b) if his death, Total Disability or termination of employment occurs on or after January 1, 2007, the Prorated Amount less $300,000. The “Prorated Amount” means $450,000 multiplied by a fraction, (I) the numerator of which is the number of calendar months (or portion thereof) of Continuous Service that he has completed after the date of this letter agreement until his death, Total Disability or termination of employment, and (II) the denominator of which is 48. Any stay bonus to which Mr. Kolasinski is entitled under this paragraph shall be paid to him, in cash and in full, not later than the later of (i) eight calendar days after execution and delivery by Mr. Kolasinski (or his beneficiary or personal representative, if applicable) of the Release Agreement, or (ii) the date on which such Release Agreement becomes effective.

Compensation Committee Interlocks and Insider Participation

Messrs. Faigin, Amster, Kanner, Lannan and former director Edmund M. Kaufman served on the Compensation Committee of the Board of Directors during 2005. Mr. Faigin has been the Company’s Chief Executive Officer since August 2005. None of the other members of the Compensation Committee is or was an officer or employee of the Company or any of its subsidiaries, and during 2005 there existed no interlocking relationship between any member of the Compensation Committee and any member of any other company’s board of directors or compensation committee of the type required to be disclosed under Section 402(j) of Regulation S-K of the Securities Act.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 1, 2006, there were 21,326,506 shares of common stock outstanding and entitled to vote and 76 stockholders of record.

The following table shows, as of March 1, 2006, the beneficial ownership of common stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group.

Name, Title and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Capital Research and Management	2,938,220		13.8%
333 South Hope Street, 55th Floor Los Angeles, CA 90071
Directors and executive officers:
Larry B. Faigin (2)	267,550	(3)	1.2%
Howard Amster	2,569,331	(4)	12.0%
23811 Chagrin Blvd. #200 Beachwood, OH 44122
Stephen P. Glennon	1,062,955		5.0%
Robert H. Kanner	1,905,000	(5)	8.9%
3830 Kelley Ave Cleveland, OH 44114
Kathleen L. Kellogg (2)	15,000	(6)	*
William D. King (2)	51,250		*
John J. Lannan (2)	502,100		2.4%
Joseph W. Kiley III (2)	157,804	(7)	*
Craig W. Kolasinski (2)	60,000	(8)	*
Takeo K. Sasaki (2)	10,000	(8)	*
Annette J. Vecchio (2)	10,000	(8)	*
Bryce W. Miller (2)	10,400	(9)	*

All directors and executive officers as a group (13 persons)	6,631,390	(10)	30.5%

(1)	Amounts include stock options vesting within 60 days of March 1, 2006.
(2)	The address for this stockholder is c/o Beverly Hills Bancorp Inc., 23901 Calabasas Road, Suite 1050, Calabasas, CA 91302.
(3)	Includes 100,000 shares which may be acquired upon the exercise of options.
(4)	Includes 50,000 shares which may be acquired upon the exercise of options.
(5)	Includes 23,334 shares which may be acquired upon the exercise of options.
(6)	Includes 5,000 shares which may be acquired upon the exercise of options.
(7)	Includes 149,604 shares which may be acquired upon the exercise of options.
(8)	Represents shares which may be acquired upon the exercise of options.
(9)	Includes 10,000 shares which may be acquired upon the exercise of options.
(10)	Includes 420,438 shares which may be acquired upon the exercise of options.
*	Less than 1%

ITEM 13. Certain Relationships and Related Transactions

None.

ITEM 14. Principal Accountant Fees and Services

Principal Accounting Firm Fees

Aggregate fees billed to the Company for the fiscal years ended December 31, 2005 and 2004 by the Company’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”), were as follows:

	Year ended December 31,
	2005	2004
	(Dollars in thousands)
Audit fees	$516	$559
Audit-related fees (a)	—	23

Total audit and audit-related fees	516	582
Tax fees (b)	285	292
All other fees	—	—

Total fees	$801	$874

(a)	Includes fees related to compliance with the Sarbanes-Oxley Act of 2002.
(b)	Includes fees for tax compliance and tax consulting services, including tax planning and tax research.

Pre-Approval Policy

The services performed by Deloitte & Touche in 2005 and 2004 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the “Disclosure Categories”) that Deloitte & Touche may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the “Service List”) expected to be performed by Deloitte & Touche in each of the Disclosure Categories in the following fiscal year be presented to the Audit Committee for approval.

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

The policy contains a de minimis provision that permits retroactive approval for permissible non-audit services under certain circumstances. The provision allows for the pre-approval requirement to be waived if all of the following criteria are met:

1.	The service is not an audit, review or other attest service;

2.	The aggregate amount of all such services provided under this provision does not exceed 5% of total fees paid to Deloitte & Touche in a given fiscal year;

3.	Such services were not recognized at the time of the engagement to be non-audit services;

4.	Such services are promptly brought to the attention of the Audit Committee and approved by the Audit Committee or its designee prior to the completion of the audit; and

5.	The service and fee are specifically disclosed in the Proxy Statement as meeting the de minimis requirements.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

See Index to Financial Statements immediately following Exhibit Index.

(b) Exhibits

See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 31, 2006 by the undersigned, thereunto duly authorized.

BEVERLY HILLS BANCORP INC.

By:	/s/ LARRY B. FAIGIN
Larry B. Faigin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/S/ LARRY B. FAIGIN Larry B. Faigin	Chairman of the Board and Chief Executive Officer

/S/ TAKEO K. SASAKI Takeo K. Sasaki	Chief Financial Officer

/S/ HOWARD AMSTER Howard Amster	Director

/S/ STEPHEN P. GLENNON Stephen P. Glennon	Director

/S/ ROBERT H. KANNER Robert H. Kanner	Director

/S/ KATHLEEN L. KELLOGG Edmund M. Kaufman	Director

/S/ WILLIAM D. KING William D. King	Director

/S/ JOHN J. LANNAN John J. Lannan	Director

Exhibit Index

The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation, as amended (incorporated by reference to the Company’s Report on Form 10-Q dated November 7, 2005)
3.2	Third Amended and Restated Bylaws (incorporated by reference to the Company’s Report on Form 10-Q dated August 13, 2004)
10.1	Amended and Restated Stock Purchase Agreement dated April 30, 2004 by and between the Company and Merrill Lynch Mortgage Capital Inc. (incorporated by reference to the Company’s Report on Form 8-K as filed on May 14, 2004)
10.2	Amended and Restated 1999 Equity Participation Plan dated January 31, 2001 (incorporated by reference to the Company’s Report on Form 10-K dated March 30, 2001)
10.3	2002 Equity Participation Plan (incorporated by reference to the Company’s Report on Form 10-Q dated August 14, 2002)
10.4	Employment and Confidentiality Agreement between First Bank of Beverly Hills and Joseph W. Kiley III (incorporated by reference to the Company’s Report on Form 8-K dated December 21, 2005)
10.5	Lease dated June 28, 2004 between Century National Properties, Inc. and First Bank of Beverly Hills (incorporated by reference to the Company’s Report on Form 10-K dated March 16, 2005)
10.6	Landlord’s Consent to Assignment of Lease and Agreement between 175 South Beverly Drive Partnership, Fidelity Federal Bank and First Bank of Beverly Hills (incorporated by reference to the Company’s Report on Form 10-K dated March 16, 2005)
10.7	Change In Control Agreement dated November 1, 2003 between First Bank of Beverly Hills and Craig W. Kolasinski (incorporated by reference to the Company’s Report on Form 10-K dated March 16, 2005)
10.8	Stay Bonus Agreement dated January 1, 2004 between First Bank of Beverly Hills and Craig W. Kolasinski (incorporated by reference to the Company’s Report on Form 10-K dated March 16, 2005)
10.9	Form of Change In Control Agreement dated November 1, 2003 between First Bank of Beverly Hills and Takeo K. Sasaki, Annette J. Vecchio and John A. Kardos (incorporated by reference to the Company’s Report on Form 10-K dated March 16, 2005)
*10.10	Trust Indenture dated July 11, 2002 between Wilshire Acquisitions Corporation and Wilmington Trust Company
*21	Subsidiaries
*23	Consent of Independent Registered Public Accounting Firm
*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Beverly Hills Bancorp Inc. and Subsidiaries

Calabasas, California

We have audited the accompanying consolidated statements of financial condition of Beverly Hills Bancorp Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beverly Hills Bancorp Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying 2004 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Los Angeles, California

March 31, 2006

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	December 31,
	2005	2004
		(as Restated, see Note 1)
ASSETS
Cash and cash equivalents	$20,954	$15,526
Mortgage-backed securities available for sale, at fair value	332,572	307,461
Investment securities available for sale, at fair value	13,728	13,819
Investment securities held to maturity, at amortized cost (fair value of $9,650 and $9,795)	9,708	9,657
Loans, net of allowance for loan losses of $7,080 and $7,277	948,144	915,383
Discounted loans, net of allowance for loan losses of $209 and $3,506	1,679	1,587
Stock in Federal Home Loan Bank of San Francisco, at cost	27,625	22,681
Real estate owned, net	62	1,769
Leasehold improvements and equipment, net	1,539	854
Accrued interest receivable	6,284	5,333
Income taxes receivable	3,910	151
Deferred tax asset, net	30,739	34,770
Goodwill	3,054	3,054
Other intangible assets, net	—	129
Prepaid expenses and other assets	3,741	3,449

TOTAL	$1,403,739	$1,335,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Noninterest-bearing deposits	$4,655	$4,473
Interest-bearing deposits	599,994	537,487
Repurchase agreements	63,000	120,000
Accounts payable and other liabilities	10,764	7,145
FHLB advances	530,837	474,837
Junior subordinated notes payable to trust	20,619	20,619

Total liabilities	1,229,869	1,164,561

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 0 and 10,000,000 shares authorized, 0 shares outstanding	—	—
Common stock, $0.01 par value, 30,000,000 and 90,000,000 shares authorized, 26,965,874 and 26,777,554 shares issued (including 5,639,368 treasury shares)	270	268
Additional paid-in capital	165,710	164,515
Treasury stock, 5,639,368 shares, at cost	(15,224)	(15,224)
Retained earnings	27,019	22,590
Accumulated other comprehensive loss	(3,905)	(1,087)

Total stockholders’ equity	173,870	171,062

TOTAL	$1,403,739	$1,335,623

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share data)

	Year Ended December 31,
	2005	2004	2003
		(as Restated, see Note 1)
INTEREST INCOME:
Loans	$60,895	$46,632	$35,234
Mortgage-backed securities	14,753	12,233	10,190
Securities and federal funds sold	1,749	1,176	1,103

Total interest income	77,397	60,041	46,527

INTEREST EXPENSE:
Deposits	17,623	12,427	11,315
Borrowings	20,720	14,067	12,370

Total interest expense	38,343	26,494	23,685

NET INTEREST INCOME	39,054	33,547	22,842
(RECAPTURE OF) PROVISION FOR LOSSES ON LOANS	(41)	351	(539)

NET INTEREST INCOME AFTER (RECAPTURE OF) PROVISION FOR LOSSES ON LOANS	39,095	33,196	23,381

OTHER INCOME:
Loan related fees and charges	52	37	107
Deposit fees and charges	63	78	110
Market valuation losses and impairments	—	—	(352)
Gain (loss) on sales of loans, net	—	20	(66)
Gain on sale of securities, net	—	418	249
Real estate owned, net	187	(136)	(204)
FHLB stock dividend income	1,120	711	506
Other income, net	597	198	107

Total other income	2,019	1,326	457

OTHER EXPENSES:
Compensation and employee benefits	6,773	6,811	6,349
Professional fees	3,555	3,637	4,619
Occupancy	989	851	804
Loan expenses	360	366	1,584
FDIC insurance premiums	338	476	415
Data processing	406	555	457
Insurance	689	813	583
Depreciation	327	331	692
Amortization of intangibles	129	259	259
Directors expense	539	614	500
Other general and administrative expense	1,433	1,392	1,645

Total other expenses	15,538	16,105	17,907

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	25,576	18,417	5,931
INCOME TAX PROVISION	10,524	4,585	2,539

INCOME FROM CONTINUING OPERATIONS	15,052	13,832	3,392

DISCONTINUED OPERATIONS (NOTE 3):
INCOME FROM OPERATIONS OF DISCONTINUED SEGMENT (INCLUDING GAIN ON DISPOSAL OF $21,716 IN 2004)	—	22,200	5,726
INCOME TAX PROVISION	—	9,307	2,231

INCOME FROM DISCONTINUED OPERATIONS	—	12,893	3,495

NET INCOME	$15,052	$26,725	$6,887

Earnings per share – basic:
Income from continuing operations	$0.71	$0.67	$0.18
Discontinued operations	—	0.62	0.19

Net income	$0.71	$1.29	$0.37

Earnings per share – diluted:
Income from continuing operations	$0.70	$0.65	$0.17
Discontinued operations	—	0.60	0.17

Net income	$0.70	$1.25	$0.34

Weighted average number of shares – basic	21,220,777	20,772,752	18,508,892
Weighted average number of shares – diluted	21,503,961	21,376,083	20,193,654

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
BALANCE, January 1, 2003	23,820,874	$238	$114,686	(5,626,212)	$(15,106)	$(3,096)	$3,301	$100,023
Comprehensive income:
Net income						6,887		6,887
Unrealized holding losses on available for sale securities – net of tax benefit of $2,073 (1)							(2,859)	(2,859)
Unrealized loss on interest-rate swap – net of tax benefit of $7							(7)	(7)

Total comprehensive income								4,021
Tax benefit from recognition of pre- reorganizational deferred tax assets			19,802					19,802
Exercise of stock options	670,829	7	855					862
Tax benefit from adjustment to pre- reorganizational net operating losses			775					775

BALANCE, December 31, 2003	24,491,703	245	136,118	(5,626,212)	(15,106)	3,791	435	125,483
Comprehensive income:
Net income (as restated, see Note 1)						26,725		26,725
Unrealized holding losses on available for sale securities – net of tax benefit of $1,204 (2)							(1,671)	(1,671)
Unrealized gain on interest-rate swap – net of tax expense of $108							149	149

Total comprehensive income (as restated, see Note 1)								25,203
Cash dividends on common stock						(7,926)		(7,926)
Tax benefit from recognition of pre- reorganizational deferred tax assets (as restated, see Note 1)			21,761					21,761
Exercise of stock options	2,285,826	23	3,336	(13,156)	(118)			3,241
Conversion of pre-reorganizational Company stock	25
Tax benefit from exercise of non-qualified stock options (as restated, see Note 1)			3,300					3,300

BALANCE, December 31, 2004 (as restated, see Note 1)	26,777,554	268	164,515	(5,639,368)	(15,224)	22,590	(1,087)	171,062
Comprehensive income:
Net income						15,052		15,052
Unrealized holding losses on available for sale securities – net of tax benefit of $2,042							(2,818)	(2,818)

Total comprehensive income								12,234
Cash dividends on common stock						(10,623)		(10,623)
Tax benefit from recognition of pre- reorganizational deferred tax assets			203					203
Exercise of stock options	188,320	2	410					412
Tax benefit from exercise of non-qualified stock options			582					582

BALANCE, December 31, 2005	26,965,874	$270	$165,710	(5,639,368)	$(15,224)	$27,019	$(3,905)	$173,870

(1)	Includes reclassification adjustment for gain included in net income of $144, net of tax expense of $105.
(2)	Includes reclassification adjustment for gain included in net income of $244, net of tax expense of $174.

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
		(as Restated, see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,052	$26,725	$6,887
Less: income from discontinued operations, net of taxes	—	(12,893)	(3,495)

Income from continuing operations	15,052	13,832	3,392
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Market valuation losses and impairments	—	—	352
(Recapture of) provision for estimated losses on loans	(41)	400	(539)
Provision for losses on real estate owned	10	223	198
Change in valuation allowance for mortgage servicing rights	—	280	(481)
Depreciation and amortization	456	590	1,731
Deferred tax provision	6,276	5,304	2,467
Gain on sale of real estate owned	(214)	(97)	(41)
Gain on disposal of equipment	15	(1)	(9)
Gain on sale of loans	—	(20)	(9)
Gain on sale of securities	—	(418)	(249)
Gain on extinguishment of investor participation liability	(404)	—	—
Amortization of premiums and deferred fees	2,825	2,515	3,354
Amortization of mortgage servicing rights	—	1,717	5,326
Tax benefit from exercise of non-qualified stock options	582	3,300	—
Federal Home Loan Bank stock dividends	(1,025)	(618)	(514)
Change in:
Servicer advance receivables	—	(3,456)	(1,937)
Service fees receivable	—	182	(661)
Accrued interest receivable	(951)	(1,125)	(166)
Income taxes receivable	(3,759)	511	(1,454)
Receivables from other loan servicers	—	773	(311)
Prepaid expenses and other assets	(292)	(774)	1,970
Accounts payable and other liabilities	3,627	(6,466)	908
Net cash used in (provided by) operations of discontinued segment	—	6,580	(3,906)

Net cash provided by operating activities	22,157	23,232	9,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(142,814)	(149,652)	(86,928)
Loan repayments	227,636	132,150	162,010
Loan originations	(118,989)	(289,353)	(206,042)
Proceeds from sale of loans	—	—	8,068
Purchase of discounted loans	—	—	(30,099)
Proceeds from sale of discounted loans	—	342	30,308
Purchase of mortgage-backed securities available for sale	(126,828)	(238,407)	(129,372)
Repayments of mortgage-backed securities available for sale	96,353	126,565	150,585
Proceeds from sale of mortgage-backed securities available for sale	—	24,594	9,436
Purchase of investment securities available for sale	—	—	(22,458)
Proceeds from sale of investment securities available for sale	—	10,130	—
Purchases of FHLB stock	(3,919)	(9,296)	(1,445)
Purchases of real estate owned	—	—	(601)
Proceeds from sale of real estate owned	2,031	1,057	1,435
Purchases of leasehold improvements and equipment	(1,029)	(968)	(1,532)
Proceeds from sale of leasehold improvements and equipment	2	8	21
Purchase of mortgage servicing rights	—	—	(8,647)
Proceeds from sale of mortgage servicing rights	—	—	2
Net proceeds from sale of discontinued segment	—	48,195	—
Net cash (provided by) used in investing activities of discontinued segment	—	(495)	10,091

Net cash used in investing activities	(67,557)	(345,130)	(115,168)

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
		(as Restated, see Note 1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$62,689	$68,551	$77,628
Proceeds from FHLB advances	366,000	530,800	177,337
Repayments of FHLB advances	(310,000)	(305,300)	(144,000)
(Decrease) increase in repurchase agreements	(57,000)	39,000	(3,870)
Proceeds from long-term financing	—	—	5,677
Repayments of long-term financing	—	(1,871)	(5,928)
Repayment of investor participation liability	(650)
Issuance of common stock	412	3,241	862
Dividends on common stock	(10,623)	(7,926)	—
Net cash provided by financing activities of discontinued segment	—	(5,810)	(1,201)

Net cash provided by financing activities	50,828	320,685	106,505

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,428	(1,213)	758
CASH AND CASH EQUIVALENTS:
Beginning of the year	15,526	16,739	15,981

End of year	$20,954	$15,526	$16,739

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION – Cash paid during the year for:
Interest	$34,286	$25,061	$22,175
Income taxes, net	7,344	451	1,490
NONCASH INVESTING ACTIVITIES:
Additions to real estate owned acquired in settlement of loans	120	2,104	738
Transfer of securities classified as available for sale to held to maturity	—	—	9,594
NONCASH FINANCING ACTIVITIES:
Issuance of common stock upon acquisition of treasury stock	—	118	—
Release of valuation allowance related to pre-reorganizational net operating losses	—	21,761	17,335

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	RESTATEMENT OF 2004 FINANCIAL STATEMENTS

Subsequent to the issuance of Beverly Hills Bancorp Inc.’s (“BHBC,” and with its consolidated subsidiaries, the “Company”) consolidated financial statements for the year ended December 31, 2004, the Company identified errors in the 2004 financial statements. These errors related primarily to the calculation of the gain on the April 30, 2004 sale of BHBC’s former loan servicing subsidiary, Wilshire Credit Corporation (“WCC”), and the amount of the net operating losses (NOLs) utilized by the Company in preparing its income tax provisions and tax returns for 2004. Descriptions of these errors and their effects on the Company’s financial statements are set forth below:

(1) The gain on the sale of WCC as originally calculated used an incorrect basis in the net assets sold. As a result, the pre-tax gain on the sale was understated by approximately $3.7 million, and the income tax provision related to the gain was understated by approximately $1.7 million, resulting in a net after-tax understatement of the gain on sale of approximately $2.0 million. This error affected the Company’s consolidated statement of operations for the year ended December 31, 2004. The amounts of the gain and related tax provision effect, as restated, are reflected under the caption “Discontinued Operations” in the Company’s statement of operations for the year ended December 31, 2004.

(2) The 2004 financial statements also contained errors related to (i) the amount of the NOLs utilized by the Company in 2004 and prior years, which affected the amount of the NOL carryforward that was available for future years, and (ii) the computation of taxable “excess inclusion income” on the Company’s interests in Real Estate Mortgage Investment Conduits (“REMICs”), which cannot be offset by NOL carryforwards. These errors caused an overstatement of the Company’s deferred tax asset, which included future tax benefits associated with NOLs. However, this had no net effect on the Company’s balance sheet or statement of operations until the fourth quarter of 2004 because the Company had established a full valuation allowance against this asset, and any correction to the Company’s deferred tax asset would have been offset by an adjustment to the valuation allowance. As of December 31, 2004, the Company had concluded that it was more likely than not that its deferred tax asset relating to the NOLs would be realized in future periods. Consequently, in the fourth quarter of 2004, the Company significantly reduced the valuation allowance against the deferred tax asset. A substantial portion of this reduction in valuation allowance was recorded as a tax benefit in the Company’s 2004 statement of operations. As a result of these errors, the deferred tax asset at December 31, 2004 was overstated by approximately $1.6 million, and the Company’s net income for the year ended December 31, 2004, which included the realization of a portion of the deferred tax asset, was overstated by approximately $1.6 million.

(3) The Company identified other errors related to the prior year’s income tax provision which affected both continuing and discontinued operations. Though not considered material, these errors have been corrected as of and for the year ended December 31, 2004.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the errors described above, the Company has restated the accompanying consolidated financial statements as of and for the year ended December 31, 2004 from amounts previously reported. A summary of the significant effects of the restatement is as follows:

	Year Ended December 31, 2004
	As Previously Reported	As Restated
	(Dollars in thousands)
Statement of Operations
Income from continuing operations before income tax provision	$18,417	$18,417
Income tax provision	3,863	4,585

Income from continuing operations	14,554	13,832
Discontinued operations:
Income from operations of discontinued segment (including gain on disposal)	18,486	22,200
Income tax provision	7,463	9,307

Income from discontinued operations	11,023	12,893

Net income	$25,577	$26,725

Earnings per share – basic:
Income from continuing operations	$0.70	$0.67
Discontinued operations	0.53	0.62

Net income	$1.23	$1.29

Earnings per share – diluted:
Income from continuing operations	$0.68	$0.65
Discontinued operations	0.52	0.60

Net income	$1.20	$1.25

	December 31, 2004
	As Previously Reported	As Restated
	(Dollars in thousands)
Statement of Financial Condition
Deferred tax asset, net	$37,412	$34,770
Total assets	1,338,887	1,335,623
Accounts payable and other liabilities	10,559	7,145
Total liabilities	1,168,748	1,164,561
Total stockholders’ equity	170,139	171,062
Total liabilities and stockholders’ equity	1,338,887	1,335,623

2.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—Beverly Hills Bancorp Inc. conducts banking operations through a subsidiary bank, First Bank of Beverly Hills (“FBBH” or the “Bank”), and mortgage investment operations through an investment subsidiary, WFC Inc. (“WFC”).

The Bank is engaged in a banking business focused primarily on commercial and multifamily real estate lending, and investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. On September 1, 2005, the Bank converted its charter from a federal savings and loan charter to a California state commercial bank charter, and as a result its primary regulators are the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

WFC manages an asset portfolio consisting of mortgage-backed securities and pools of performing, sub-performing and non-performing loans.

The Company previously conducted loan servicing operations through a servicing subsidiary, Wilshire Credit Corporation (“WCC”). WCC conducted a full-service mortgage loan servicing business, specializing in the servicing of labor-intensive mortgage pools. Effective April 30, 2004, the Company sold WCC to Merrill Lynch Mortgage Capital Inc., a division of Merrill Lynch & Co. See Note 3 for a further discussion of the sale of WCC.

Administrative headquarters of the Company, the Bank and WFC are located in Calabasas, California. The Bank conducts its operations through its branches in Calabasas and Beverly Hills, California. The Bank is considering selling its Beverly Hills branch during 2006.

Discontinued Operations—Prior to the April 2004 sale of WCC, the Company accounted for WCC as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the assets and liabilities of WCC have each been combined and presented as separate captions on the consolidated statements of financial condition, and WCC’s results of operations have been removed from the Company’s results from continuing operations on the consolidated statements of operations and presented separately under the caption “Discontinued Operations.”

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

Fresh-Start Reporting—Effective May 31, 1999, the Company completed a restructuring under Chapter 11 of the U.S. Bankruptcy Code. The Company accounted for its reorganization in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), which resulted in the creation of a new entity for financial reporting purposes. Pursuant to SOP 90-7, the Company adopted “fresh-start” reporting, whereby the carrying values of its assets and liabilities were adjusted to reflect their estimated fair values as of the May 31, 1999 effective date. The Company amortizes the fresh-start adjustments on a monthly basis over the expected remaining life of the related assets and liabilities.

Use of Estimates in the Preparation of the Consolidated Financial Statements—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include allowances for loan losses, valuation allowances for real estate owned and net deferred tax assets, the evaluation of other-than-temporary impairment in the market values of investment securities and other assets, the selection of yields utilized to recognize interest income on certain mortgage-backed securities, and the outcome of pending legal matters. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation—The Company has two stock-based employee compensation plans, the 1999 Equity Participation Plan and the 2002 Equity Participation Plan, pursuant to which the Company has granted stock options to its directors and employees. Through the year ended December 31, 2005, the Company accounted for these plans under the recognition and measurement principles of Accounting Principles Board

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the Company’s Equity Participation Plans been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share for the years ended December 31, 2005, 2004 and 2003 would have been reduced to the pro-forma amounts indicated below.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per-share amounts)
Net income to common shareholders:
As reported	$15,052	$26,725	$6,887
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	—	—
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	392	547	493

Pro forma	$14,660	$26,178	$6,394

Net income per common and common share equivalent:
Basic earnings per share:
As reported	$0.71	$1.29	$0.37
Pro forma	0.69	1.26	0.35
Diluted earnings per share:
As reported	$0.70	$1.25	$0.34
Pro forma	0.68	1.22	0.31

The Company did not grant stock options in 2005 or 2004. (In January 2006, under its 2002 Equity Participation Plan, the Company granted an option to purchase 600,000 shares of common stock at an exercise price of $10.50 per share to Larry B. Faigin, the Company’s Chief Executive Officer.) The weighted average fair value of options granted during 2003 was $0.80. This fair value in 2003 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 16%, risk-free interest rate of 2.8%, and expected lives of five years.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company expects to adopt SFAS No. 123R using the modified prospective method and expects the adoption of SFAS No. 123R to result in additional compensation cost for the year ended December 31, 2006 of approximately $3,000, net of related tax effects, for its grants outstanding and unvested at December 31, 2005.

Cash and Cash Equivalents—For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and securities with original maturities less than 90 days.

Mortgage-Backed and Other Securities—The Company’s securities portfolios consist of mortgage-backed and other debt securities that are classified as held to maturity and available for sale. Securities are classified as

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

held to maturity when management has the ability and the positive intent to hold the securities to maturity. Securities classified as held to maturity are carried at their cost basis, adjusted for the amortization of premiums and accretion of discounts using a method that approximates the interest method. Holding losses on securities classified as held to maturity that are determined by management to be other than temporary are recorded as market valuation losses and impairments in the consolidated statements of operations. Securities not classified as held to maturity are classified as available for sale. Securities classified as available for sale are reported at their fair market values with unrealized holding gains and losses on securities reported, net of tax, when applicable, as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Holding losses on securities classified as available for sale that are determined by management to be other than temporary in nature are reclassified from the unrealized holding losses included in accumulated other comprehensive income to current operations. Realized gains and losses from the sales of available-for-sale securities are reported separately in the consolidated statements of operations and are calculated using the specific-identification method.

Loans and Discounted Loans, and Allowance for Loan Losses—Loans are presented in the consolidated statements of financial condition net of unamortized deferred origination fees and costs and net of allowance for loan losses. Deferred fees and costs are recognized in interest income over the terms of the loans using the effective yield method. Interest income is recognized on an accrual basis.

The Company evaluates commercial and multifamily real estate loans (whether purchased or originated and whether classified as loans or discounted loans) for impairment. Commercial and multifamily real estate loans are considered to be impaired, for financial reporting purposes, when it is probable that the Company will be unable to collect all principal or interest when due. Specific valuation allowances (SVAs) are established through provisions for losses for impaired loans based on the fair value of the underlying real estate collateral or the present value of anticipated cash flows. Beginning September 2005, all of the Bank’s SVAs are charged off at the end of the month in which they are established.

The Company evaluates single-family real estate, consumer and other smaller balance, homogeneous loans for impairment on a collective basis. Management evaluates these loans for impairment by comparing management’s estimate of net realizable value to the net carrying value of the portfolios.

All specific and general valuation allowances established for pools of loans and discounted loans are recorded in the allowance for loan losses. The allowance for each pool is decreased by the amount of loans charged off and is increased by the provision for estimated losses on loans and recoveries of previously charged-off loans. The allowance for each pool is maintained at a level believed adequate by management to absorb probable losses. Management’s determination of the adequacy of the allowance is based on a number of factors, including, but not limited to, the following: the Company’s historical and recent loss experience in its loan portfolios; the volume, severity and trend of non-performing assets; the extent to which refinances or loan modifications are made to maintain loans in a current status; known deterioration in credit concentrations or certain classes of loans; loan-to-value ratios of real estate secured loans; risks associated with specific types of collateral; the quality and effectiveness of the lending policy, loan purchase policy, internal asset review policy, charge-off, collection and recovery policies; current conditions in the general and local economies which might affect the collectability of the loan; anticipated changes in the composition or volume of the portfolio; and reasonableness standards in accordance with regulatory agency policies.

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discounted loans are carried net of unaccreted discount and allowance for loan losses established for those loans. Unaccreted discounts represent the portion of the difference between the purchase price and the principal face amount on specific loans that is available for accretion to interest income. The allowance for loan losses is increased for subsequent valuation adjustments that are provided for through current period earnings. These additional provisions for loan losses are based on discounted future cash flows or the fair value of the underlying real estate collateral for collateral-dependent loans. If total cash received on a pool of loans exceeds original estimates, excess specific valuation allowances are recorded as additional discount accretion on the cost-recovery method. The allocated specific valuation allowances are included in the allowance for loan losses.

Goodwill—The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, the Company tests goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Other Intangible Assets, net—Other intangible assets consist of core deposit intangibles at FBBH. The Company evaluates intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of June 30, 2005, the Company’s other intangible assets had been fully amortized and no longer had a carrying value.

Real Estate Owned—Real estate acquired in settlement of loans is held for sale and is originally recorded at the lower of fair value less estimated costs to sell, the carrying value of the underlying loan, or purchase price. Any excess of net loan cost basis over the fair value less estimated selling costs of real estate acquired through foreclosure is charged to the allowance for loan losses. Any subsequent operating expenses or income, reductions in estimated fair values, as well as gains or losses on disposition of such properties, are recorded in current operations.

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

Derivatives and Hedging Transactions—As part of the Bank’s interest rate management process, the Bank may enter into interest rate swaps and other financial instruments in order to mitigate the impact of rising interest rates on the cost of its short-term borrowings and market value of its portfolio securities. The Bank does not use derivatives to speculate on interest rates. The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities). Under SFAS No. 133, all derivatives are recorded at fair value and presented as either assets or liabilities on the Company’s balance sheets. The Company did not own any derivative instruments at December 31, 2005 or 2004.

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company and its subsidiaries have entered into a tax-sharing agreement under which the tax liability is to be allocated pro rata among entities that would have paid tax if they had filed separate income tax returns. In addition, those entities reimburse loss entities pro rata for the reduction in tax liability as a result of their losses.

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

New Accounting Pronouncements—In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This statement simplifies the accounting for certain hybrid financial instruments (a financial instrument with an embedded derivative) and also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. In addition, this statement eliminates a restriction on the passive derivative instruments that a special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. For the Company, SFAS No. 155 is effective January 1, 2007. The Company does not believe that the adoption of SFAS No. 155 will have a material effect on its financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullified certain requirements of Emerging Issues Tasks Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, and references existing other than temporary guidance. Furthermore, this FSP creates a three-step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and measurement of an impairment loss. The implementation of FSP No. FAS 115-1 and FAS 124-1 is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2005, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. This FSP addresses the circumstances under which the terms of loan products give rise to a concentration of credit risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005. For loan products that are determined to represent a concentration of credit risk, disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. The adoption of this FSP did not have a material impact on the Company’s financial condition or results of operations.

Reclassifications—Certain items in the consolidated financial statements for 2004 and 2003 were reclassified to conform to the 2005 presentation, none of which affect previously reported net income. In 2005, the Company reclassified its prepayment fees on loans from other operating income to interest income. This reclassification was made pursuant to the conversion of FBBH’s charter from a federal savings and loan charter to a California state commercial bank charter. The Company believes this classification of loan prepayment fees is consistent with that of other state-chartered banks. The amount of such fees classified as interest income totaled $4.7 million, $0.9 million and $1.2 million, respectively, for the years ended December 31, 2005, 2004 and 2003.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	SALE OF WILSHIRE CREDIT CORPORATION

On April 30, 2004, BHBC sold WCC to Merrill Lynch Mortgage Capital Inc. for net proceeds of $48.2 million, and realized a gain on the sale of $21.7 million before taxes (as restated). WCC was formed in 1999 pursuant to the Company’s reorganization, and comprised the Company’s Loan Servicing Operations business segment. At the time of its sale, WCC serviced over $6 billion principal balance of loans for more than 500 individual and institutional investors and governmental agencies.

Effective January 1, 2004, the Company began accounting for WCC as a disposal group held for sale in accordance with SFAS No. 144. Accordingly, WCC’s results of operations have been removed from the Company’s results from continuing operations on the consolidated statements of operations, and have been presented separately under the caption “Income from discontinued operations.” In accordance with SFAS No. 144, the Company did not record depreciation expense on WCC’s leasehold improvements and equipment from January 1 through April 30, 2004.

Results of operations for WCC for the years ended December 31, 2004 and 2003 are shown in the following table. The amounts for 2004 represent WCC’s results only for the four-month period ended April 30, 2004, prior to its sale.

	Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Interest income	$(10)	$70
Interest expense	164	614

Net interest expense	(174)	(544)
Provision for loan losses	49	—

Net interest expense after provision for loan losses	(223)	(544)
Servicing income	11,754	35,342
Other income	699	616
Compensation and employee benefits expense	9,427	22,669
Other expenses	2,319	7,019

Income before income taxes	484	5,726
Income tax provision	318	2,231

Net income	$166	$3,495

4.	SETTLEMENT OF LITIGATION

In June 2004, a former officer of the Company, pursuant to a plea bargain, pleaded guilty to two felony counts in connection with certain criminal proceedings against him arising out of the financial collapse of Capital Consultants LLC in 2000. In April 2005, the above-referenced former officer filed a claim for indemnity against the Company for more than $10 million in consequential damages and losses purportedly incurred by him as a result of his guilty plea and subsequent incarceration. In February 2006, pursuant to an arbitration between the Company and the former officer, this claim was dismissed.

Effective in December 2004, the Bank reached a settlement in the bankruptcy of Commercial Loan Corporation (“CLC”) in connection with a lawsuit filed by the Bank against CLC and others regarding a $10.5 million loan portfolio which the Bank purchased from CLC in 2003. As a result of the settlement, the CLC

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

bankruptcy trustee released to the Bank in December 2004 $0.4 million of previously escrowed interest payments made on the loans in this portfolio, and the Bank assumed the servicing of the loans. Accordingly, these loans were reclassified as performing assets, and the Bank recorded previously unrecognized interest income of $0.4 million. The impact of this settlement was reflected in the Company’s financial results as of and for the year ended December 31, 2004.

In June 2001, the Bank sold its Bankcard Division to iPayment Holdings, Inc. for a purchase price of approximately $5.8 million, with possible additional payments totaling $0.4 million. The Bank filed a lawsuit for payment of part of the purchase price, and iPayment, in September 2002, filed a cross-complaint against the Bank for fraud, breach of contract and negligent misrepresentation. iPayment claimed damages for the difference in the purchase price due to the allegedly decreased value of a portion of the merchant portfolio; chargebacks resulting from merchant fraud that iPayment is liable to pay, and will not be able to recover, from the merchant totaling between $5 to $6 million; and attorneys’ fees and punitive damages. Without any admission of liability, the parties in February 2004 settled the case for $0.4 million to be paid by the Bank to iPayment, in addition to a mutual release and additional indemnification protection for the Bank. This settlement was reflected in the Company’s consolidated statement of operations for the year ended December 31, 2003.

5.	SECURITIES

The amortized cost, fair value and gross unrealized gains and losses on mortgage-backed and other investment securities as of December 31, 2005 and 2004 are shown below. Fair market value estimates were obtained using discounted cash-flow models or from independent parties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Values
	(Dollars in thousands)
December 31, 2005
Available-for-sale:
GSE mortgage-backed securities	$100,126	$31	$2,066	$98,091
AAA mortgage-backed securities	226,857	1	4,568	222,290
Other mortgage-backed securities	11,822	369	—	12,191
Trust preferred securities	8,000	—	—	8,000
Mutual funds	5,750	58	80	5,728

Total available for sale	352,555	459	6,714	346,300

Held-to-maturity:
Agency securities	9,708	—	58	9,650

Total	$362,263	$459	$6,772	$355,950

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Values
	(Dollars in thousands)
December 31, 2004
Available-for-sale:
GSE mortgage-backed securities	$141,233	$289	$745	$140,777
AAA mortgage-backed securities	167,641	166	1,468	166,339
Other mortgage-backed securities	—	345	—	345
Trust preferred securities	8,000	—	—	8,000
Mutual funds	5,750	123	54	5,819

Total available for sale	322,624	923	2,267	321,280

Held-to-maturity:
Agency securities	9,657	138	—	9,795

Total	$332,281	$1,061	$2,267	$331,075

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2005
GSE mortgage-backed securities	$50,251	$827	$40,903	$1,239	$91,154	$2,066
AAA and other mortgage-backed securities	119,248	1,751	97,018	2,817	216,266	4,568
Mutual funds	—	—	1,920	80	1,920	80
Agency securities	9,650	58	—	—	9,650	58

Total	$179,149	$2,636	$139,841	$4,136	$318,990	$6,772

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2004
GSE mortgage-backed securities	$88,695	$745	$—	$—	$88,695	$745
AAA and other mortgage-backed securities	136,404	1,379	3,616	89	140,020	1,468
Mutual funds	1,946	54	—	—	1,946	54

Total	$227,045	$2,178	$3,616	$89	$230,661	$2,267

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of December 31, 2005, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a full recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2005 and 2004, management believes the impairments detailed in the table above are temporary, and as a result, no impairment loss has been realized in the Company’s consolidated statements of operations.

As of December 31, 2005, the Company had no securities maturing in less than five years, $14.0 million fair value and $14.1 million unamortized cost of securities maturing in over five years through ten years, and $342.0 million fair value and $348.2 million unamortized cost of securities maturing after ten years. However, the Company expects to receive payments on its securities over periods considerably shorter than their contractual maturities.

There were no sales of securities during the year ended December 31, 2005. The Company received proceeds of $34.7 million and $9.4 million, respectively, on sales of available-for-sale securities during the years ended December 31, 2004 and 2003. Gross realized gains and losses from sales of available-for-sale securities were $0.4 million and $2,000, respectively, for the year ended December 31, 2004, and $249,000 and $0, respectively, for the year ended December 31, 2003.

At December 31, 2005 and 2004, securities with amortized cost of $260.5 million and $299.6 million, respectively, and market values of $254.8 million and $298.1 million, respectively, were pledged to secure repurchase agreements, FHLB advances and public deposits.

In September 2003, the Bank transferred two agency securities from the available-for-sale classification to the held-to-maturity classification. At the date of transfer, the two agency securities had an aggregate par value and unrealized loss of approximately $10.2 million and $0.6 million, respectively. The unrealized loss of $0.6 million was recorded as a discount and is being amortized to other comprehensive income over the life of the securities. The unrealized loss, net of taxes, is included in other comprehensive income.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	LOANS AND DISCOUNTED LOANS

The following is a summary of the Company’s loans and discounted loans by each loan category at the dates indicated:

	December 31,
	2005	2004
	(Dollars in thousands)
Loans
Real estate loans:
Single-family	$29,393	$44,569
Multifamily	436,805	412,074
Commercial	483,718	462,961

Total real estate loans	949,916	919,604
Consumer and other	853	992

	950,769	920,596
Add: Premium on purchased loans and deferred fees	4,455	2,064
Less: Allowance for loan losses	(7,080)	(7,277)

	$948,144	$915,383

	December 31,
	2005	2004
	(Dollars in thousands)
Discounted Loans
Real estate loans:
Single-family	$1,758	$2,668
Commercial	—	2,562

Total real estate loans	1,758	5,230
Consumer and other	206	692

	1,964	5,922
Less: Discounts on purchased loans	(76)	(56)
Allowance for loan losses	(209)	(3,506)
Investor participation liability	—	(773)

	$1,679	$1,587

As of December 31, 2005 and 2004, loans and discounted loans with adjustable rates of interest (including loans with an initial fixed rate for 3 or 5 years which subsequently convert to adjustable) totaled $816.7 million and $822.3 million, respectively, and loans with fixed rates of interest were $136.0 million and $104.2 million, respectively. Adjustable-rate loans are generally indexed to constant maturity treasury rates, LIBOR, Prime or the FHLB’s Eleventh District Cost of Funds Index, and are subject to limitations on the timing and extent of adjustment. Most loans adjust within six months of changes in the index.

At December 31, 2005 and 2004, loans with unpaid principal balances totaling $950.8 million and $920.6 million, respectively, were pledged against Federal Home Loan Bank advances.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activity in the allowance for loan losses (combined for loans and discounted loans) is summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance, beginning of year	$10,783	$38,776	$47,955
Allocations of purchased reserves:
at acquisition	—	854	—
at disposition	—	(23,595)	—
Net change pursuant to fresh-start reporting	(19)	(19)	(71)
Charge-offs	(2,993)	(5,733)	(8,637)
Recoveries	126	149	68
Reclassification to investor participant’s share	(567)	—	—
(Recapture of) provision for losses on loans	(41)	351	(539)

Balance, end of year	$7,289	$10,783	$38,776

The recorded investment in loans that are considered to be impaired is as follows:

	At or For the Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Impaired loans without specific valuation allowances	$9,615	$5,479	$6,040
Impaired loans with specific valuation allowances	311	4,060	5,545
Specific valuation allowance related to impaired loans	(175)	(3,588)	(4,563)

Impaired loans, net	$9,751	$5,951	$7,022

Average investment in impaired loans	$9,364	$8,021	$13,878

Interest income recognized on impaired loans	$649	$458	$517

Interest income recognized on impaired loans on a cash basis	$649	$458	$517

When the Company receives payments on impaired loans that are more than 90 days past due, the payment is applied to principal and interest if the payment brings the loan to less than 90 days delinquent (or, in cases where payments are made in accordance with a bankruptcy plan, the borrower is current under the terms of that plan). If a payment is received on a loan in foreclosure, the payment is returned to the borrower. In some instances, a partial payment is accepted if the borrower executes a forbearance agreement. Payments received on impaired loans less than 90 days past due are recorded as both principal and interest in accordance with the terms of the loan. No additional funds are committed to be advanced in connection with impaired loans.

At December 31, 2005 and 2004, the Company had a total of $5.9 million and $8.9 million, respectively, of loans on nonaccrual status.

The Company has a geographic concentration of mortgage loans in the western United States, primarily in southern California. The five states with the greatest concentration of the Company’s loans at December 31, 2005 were California, Nevada, Texas, Arizona and Oregon, which had $491.4 million, $82.6 million, $61.0 million, $58.1 million and $37.7 million of loans, respectively. The five states with the greatest concentration of the

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s discounted loans were California, Texas, Georgia, Florida and Illinois, which had $0.3 million, $0.3 million, $0.2 million, $0.2 million and $0.1 million principal amount of loans, respectively, at December 31, 2005. The Company does not believe any of its residential loans have features that would give rise to any additional concentration of credit risk required to be disclosed by FSP SOP 94-6-1.

Management’s estimates are utilized to determine the adequacy of the allowance for loan losses. Estimates are also involved in determining the ultimate recoverability of purchased loans and, consequently, the pricing of purchased loans. These estimates are inherently uncertain and depend on the outcome of future events. Although management believes the levels of the allowance as of December 31, 2005 and 2004 are adequate to absorb losses inherent in the loan portfolio, changes in interest rates, various other economic factors and regulatory requirements may result in increasing levels of losses. Those losses will be recognized if and when these events occur.

7.	REAL ESTATE OWNED

Real estate owned consists of property that was obtained through foreclosure or deed in lieu of foreclosure, and is reported at the lower of its fair value less estimated costs to sell, the net carrying value of the underlying loan, or the acquisition cost. Activity in real estate owned is as follows for the years indicated:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance, beginning of year	$1,769	$267	$1,101
Foreclosures	120	2,104	738
Sales and exchanges, net	(1,817)	(379)	(1,394)
Provision for losses	(10)	(223)	(178)

Balance, end of year	$62	$1,769	$267

Activity in the valuation allowance on real estate owned is summarized as follows for the dates indicated:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance, beginning of year	$205	$66	$83
Specific reserves on properties sold	(205)	(52)	(31)
Charge-offs	—	(32)	(164)
Provision for losses	10	223	178

Balance, end of year	$10	$205	$66

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment consisted of the following at the dates indicated:

	December 31,
	2005	2004
	(Dollars in thousands)
Leasehold improvements	$1,452	$572
Construction in progress	116	448
Furniture and equipment	1,783	1,805

Total cost	3,351	2,825
Accumulated depreciation and amortization	(1,812)	(1,971)

	$1,539	$854

9.	GOODWILL AND INTANGIBLE ASSETS

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

The following is a summary of the Company’s goodwill and intangible assets at the dates indicated:

	December 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Intangible Assets:
Goodwill	$3,054	N/A	$3,054	N/A
Core deposit intangible	1,294	$(1,294)	1,294	$(1,165)

Total	$4,348	$(1,294)	$4,348	$(1,165)

The Company recorded amortization expense of $129,000 related to the core deposit intangible for the six months ended June 30, 2005. As of June 30, 2005, the core deposit intangible no longer had a carrying value.

There were no changes in the carrying value of goodwill during the year ended December 31, 2005. The Company tested goodwill for impairment as of March 31, 2005 and determined that no impairment charge was required. There were no conditions that indicated impairment as of December 31, 2005.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	DEPOSITS

Deposits consisted of the following at the dates indicated:

	December 31,
	2005	2004
	(Dollars in thousands)
Savings accounts	$2,723	$2,940
NOW and money market accounts	63,193	111,760
Noninterest-bearing deposit accounts	4,655	4,473
Certificates of deposit:
Less than $100,000	99,843	99,354
$100,000 or more	434,235	323,433

Total deposits	$604,649	$541,960

At December 31, 2005, the Bank held $21.0 million in money market deposits for BHBC. These deposits have been eliminated in consolidation and are not reflected in the above amounts.

A summary of time deposits by maturity is as follows:

December 31, 2005
(Dollars in thousands)
2006	$355,926
2007	132,610
2008	45,143
2009	312
2010	87

$534,078

The Bank’s deposits generally are not collateralized, with the exception of $40.2 million of public fund certificates of deposit from the State of California, which are secured by mortgage-backed securities.

11.	REPURCHASE AGREEMENTS AND FHLB ADVANCES

At December 31, 2005 and 2004, the Company had outstanding repurchase agreements totaling $63.0 million and $120.0 million, respectively, which provide liquidity and financing for the Company’s acquisitions of loan pools and mortgage-backed securities. Following is information about repurchase agreements for the years indicated:

	Year Ended December 31
	2005	2004	2003
	(Dollars in thousands)
Average amount outstanding during the year	$116,000	$89,951	$89,162
Maximum month-end balance outstanding during the year	143,000	120,000	99,170
Weighted average interest rate – during the year	3.17%	2.26%	2.04%
Weighted average interest rate – end of year	3.43%	2.74%	1.96%

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2005, the Company had $53.0 million of repurchase agreements maturing within one year and $10.0 million maturing from one to three years. These borrowings are secured by mortgage-backed securities.

The Company has an agreement with the Federal Home Loan Bank of San Francisco (the “FHLB”) whereby the Company can apply for advances not to exceed 45% of the Bank’s total assets as of the previous quarter-end. These advances are secured by mortgage-backed securities and loans. The balances of FHLB advances outstanding as of December 31, 2005 and 2004 were $530.8 million and $474.8 million, respectively.

The following table sets forth the Company’s FHLB advances at and for the years indicated:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
FHLB advances:
Average amount outstanding during the year	$508,298	$361,249	$223,424
Maximum month-end balance outstanding during the year	555,837	474,837	249,337
Weighted average rate:
During the period	3.06%	2.95%	4.05%
At end of period	3.42%	2.75%	3.27%

The Company’s repurchase agreements and FHLB advances mature as follows:

December 31, 2005
(Dollars in thousands)
2006	$352,500
2007	56,337
2008	65,000
2009	90,000
2010	30,000

Total	$593,837

12.	LONG-TERM DEBT

At December 31, 2005, the Company had outstanding $20.6 million in floating-rate junior subordinated notes payable to a wholly owned statutory business trust. The notes bear interest at the three-month LIBOR rate plus 3.65% (7.80% at December 31, 2005) and mature in 2032. The notes may be prepaid after July 11, 2007 in whole or in part at par. The Company incurred interest expense of approximately $1.5 million, $1.0 million and $1.0 million on these notes for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company issued the notes in July 2002 to the trust, which purchased the notes using the proceeds from a private placement to unaffiliated third parties of $20 million of trust preferred securities and from the issuance to the Company of common securities for $619,000. Prior to the Company’s adoption of FASB Interpretation No. 46R (“FIN 46”) effective as of December 31, 2003, the Company reported the trust as a consolidated subsidiary, with the trust preferred securities included in the consolidated statements of financial condition of the Company and the common securities eliminated as an intercompany transaction. Following the adoption of FIN 46, the Company has reflected the notes under the caption “Junior subordinated notes payable to trust” and included its common securities in the trust in “other assets” in its consolidated statements of financial condition.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	INCOME TAXES

The Company files consolidated federal and state income tax returns with its eligible subsidiaries. As discussed in Notes 2 and 3, the Company sold WCC to Merrill Lynch Mortgage Capital Inc. on April 30, 2004. WCC is accounted for as a discontinued operation in the accompanying consolidated financial statements, and its assets and liabilities and operating results have each been removed from the Company’s consolidated statements of financial condition and operations, respectively, and reported separately in a single caption. Accordingly, the discussion in this note concerns the Company’s income tax provision (benefit) and its deferred tax asset as they relate to its continuing operations.

The components of the income tax provision were as follows for the years indicated:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Current tax provision (benefit):
Federal	$3,982	$(1,103)	$391
State	266	(220)	233

Total current tax provision (benefit)	4,248	(1,323)	624

Deferred tax provision (benefit):
Federal	3,887	(15,442)	(10,477)
State	2,186	(411)	(2,993)

Total deferred tax provision (benefit)	6,073	(15,853)	(13,470)

Allocation to stockholders’ equity:
Utilization of pre-reorganizational deferred tax assets	203	21,761	15,385

Total allocation to stockholders’ equity	203	21,761	15,385

Total income tax provision	$10,524	$4,585	$2,539

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recorded a total income tax provision of $10.5 million, $4.6 million and $2.5 million, respectively, for the years ended December 31, 2005, 2004 and 2003. The difference between the effective tax rate applicable to income from continuing operations and the statutory federal income tax rate can be attributed to the following for the years indicated:

	Year Ended December 31,
	2005	2004	2003
Federal income tax provision at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal tax effect	6.8	9.9	6.4
Excess inclusion income from residual interests in REMICs	—	8.9	—
Reduction in valuation allowance related to post-reorganizational deferred tax assets	—	(31.2)	—
Other	0.3	3.3	2.4

Effective income tax rate	41.1%	24.9%	42.8%

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

Deferred income tax assets and liabilities as they relate to the Company’s continuing operations are summarized as follows at the dates indicated:

	December 31,
	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Loans – purchase discounts, allowances for loan losses and market valuation adjustments	$649	$734
Market adjustment on mortgage-backed securities and hedge instruments	566	3,363
Depreciation and amortization	322	342
Net operating loss carryforward, net of cancellation of debt income	35,648	39,301
Accrued expenses	346	235
Goodwill	306	435
State taxes	194	—
Other	805	—

Gross deferred tax assets	38,836	44,410

Deferred tax liabilities:
State taxes	—	(519)
Pass-through income	(1,854)	(1,614)
Deferred loan fees	(401)	(229)
Other	—	(1,233)

Gross deferred tax liabilities	(2,255)	(3,595)

Total deferred tax asset, net	36,581	40,815
Valuation allowance	(5,842)	(6,045)

Net deferred tax asset	$30,739	$34,770

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2005, the Company evaluated the positive and negative evidence regarding the future realization of the deferred tax assets. Pursuant to this evaluation, the Company concluded that the available objective positive evidence regarding its ability to generate future federal taxable income substantially outweighed the available objective negative evidence regarding future federal taxable income. The Company also concluded that the objective negative evidence regarding the ability to generate certain future state taxable income outweighed the available objective positive evidence regarding certain future state taxable income, due primarily to the curtailment of its operations in the state of Oregon subsequent to the sale of WCC. As a result, the Company believes it is more likely than not that a substantial amount of its deferred tax assets will be realized in future years, and that, as of December 31, 2005, the only valuation allowance required is approximately $5.8 million related to net operating loss carryforwards in Oregon and certain other states.

In accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), as portions of the deferred tax asset are realized and the valuation allowance is reduced, the related benefits, to the extent they relate to the Company’s post-reorganizational period, are recorded as a tax benefit in the consolidated statements of operations. As benefits relating to the Company’s pre-reorganizational period are realized, they are recorded as a direct increase to stockholders’ equity. The net deferred tax asset of $30.7 million is reported as an asset in the consolidated statement of financial condition as of December 31, 2005.

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

As of December 31, 2005, the Company had federal net operating loss carryforwards of approximately $87.5 million and also had state net operating loss carryforwards. The federal carryforward period runs through 2020. As discussed above, the Company’s net operating loss carryforwards that were generated prior to the change in control are subject to an annual limitation on the amount that may be used to offset taxable income.

14.	COMMITMENTS AND CONTINGENCIES

Lease Commitments—The following is a schedule of future minimum rental payments under operating leases as of the date indicated:

December 31, 2005
(Dollars in thousands)
2006	$696
2007	712
2008	643
2009	432
2010	445
Thereafter	1,682

Total	$4,610

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s lease expense totaled $745,000, $654,000 and $570,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Loan Commitments—At December 31, 2005, the Company had outstanding commitments to fund $24.0 million of loans. Loan commitments expose the Bank to credit risk in excess of amounts reflected in the consolidated financial statements. The Bank receives collateral to support loans and commitments to extend credit for which collateral is deemed necessary.

Purchase Commitments—From time to time, the Company enters into various commitments and letters of intent relating to purchases of loans, foreclosed real estate portfolios and other investments. There can be no assurance that any of these transactions will ultimately be consummated. It is the Company’s policy generally to record such transactions in the financial statements in the period in which such transactions are closed. There were no such commitments outstanding at December 31, 2005.

Litigation—The Company is involved in binding arbitration with a former officer who, in June 2004, pursuant to a plea bargain, pleaded guilty to two felony counts in connection with certain criminal proceedings against him arising out of the financial collapse of Capital Consultants LLC in 2000. As part of his plea bargain, the former officer agreed to pay restitution in the amount of $2.0 million. The former officer has made a claim against the Company for this amount, asserting that he is entitled to indemnification under Delaware law. The Company disagrees with this claim and is contesting the claim vigorously. In addition, the Company is seeking to recover some of the legal expenses that it paid on behalf of the former officer in previous years. The Company expects the arbitrator to rule on these matters during the second quarter of 2006. The Company is not currently able to quantify the impact, if any, that the outcome of these actions may have on its financial condition or results of operations.

Beginning in June 2005, WCC made demands on the Company for reimbursement of certain costs purportedly incurred by WCC in connection with WCC’s performance under one of its loan servicing contracts. Through February 2006, WCC had claimed a total of $728,000 of such costs. WCC further asserted that the Company is obligated to reimburse WCC for similar recurring costs it may incur through April 2008. The Company disagrees with this assertion. Accordingly, in July 2005 the Company filed a complaint for declaratory relief (the “Complaint”) against Merrill Lynch and WCC with the Superior Court of the State of California. The Complaint seeks, among other things, a declaration that the Company has no obligation to reimburse WCC for those costs, and that if such an obligation is found to exist, it is for a substantially lesser amount than that claimed by WCC. In September 2005, Merrill Lynch filed a cross-complaint against the Company alleging breach of contract. The Company is attempting to resolve this matter through discussions with Merrill Lynch and WCC and thus avoid the need for further litigation. The Company is not currently able to quantify the impact, if any, that the outcome of these actions may have on its financial condition or results of operations.

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

15.	REGULATORY MATTERS

Capital Requirements—Bank holding companies, such as BHBC, and FDIC-insured banks, such as FBBH, are required to meet certain minimum regulatory capital requirements. At December 31, 2005, BHBC and FBBH met all applicable regulatory capital requirements and FBBH was “well capitalized,” as defined under applicable regulations.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and capital ratios for BHBC and FBBH at the date indicated:

Regulatory Capital Ratios

			Amount Required
	Actual		For Capital Adequacy Purposes			To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
December 31, 2005

BHBC
Total capital to risk-weighted assets (Risk-based capital)	$173,250	18.5%	$74,941	≥	8.0%	Not Applicable
Tier 1 capital to risk-weighted assets	166,006	17.7%	37,470	≥	4.0%	Not Applicable
Tier 1 leverage ratio	166,006	11.8%	56,270	≥	4.0%	Not Applicable
FBBH
Total capital to risk-weighted assets (Risk-based capital)	$142,103	15.2%	$74,596	≥	8.0%	$93,244	≥	10.0%
Tier 1 capital to risk-weighted assets	135,068	14.5%	37,298	≥	4.0%	55,947	≥	6.0%
Tier 1 capital to average assets	135,068	9.6%	56,110	≥	4.0%	70,138	≥	5.0%

In addition to the requirements shown in the above table, FBBH is required by the DFI to maintain a ratio of tangible shareholder’s equity to total tangible assets of at least 8.0% for the first three years following the effective date of the charter conversion, or through August 31, 2008. As of December 31, 2005, the Bank was in compliance with the DFI’s requirement.

Prior to its conversion to a state-chartered commercial bank, FBBH was subject to federal regulatory capital requirements as administered by the Office of Thrift Supervision (“OTS”) applicable to federal savings and loans. As of December 31, 2004, the total core capital and total risk-based capital amounts of the Bank, compared with the OTS minimum requirements, were as follows:

			Amount Required
	Actual		For Capital Adequacy Purposes			To Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
December 31, 2004
Total capital to risk-weighted assets (Risk-based capital)	$114,947	11.9%	$77,401	≥	8.0%	$96,751	≥	10.0%
Tier 1 capital to risk-weighted assets	107,858	11.1%	Not Applicable			58,050	≥	6.0%
Core capital to adjusted tangible assets	107,858	8.3%	51,927	≥	4.0%	64,909	≥	5.0%
Tangible capital to tangible assets	107,858	8.3%	19,473	≥	1.5%	Not Applicable

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	RELATED PARTY TRANSACTIONS

In the normal course of business, both BHBC and the Bank incur various operating expenses on behalf of the other, and each company reimburses the other on a monthly basis for those expenses. For the year ended December 31, 2005, the Bank made net reimbursements to BHBC (including reimbursements to BHBC for income taxes paid) of $2.9 million. For the year ended December 31, 2004, BHBC made net reimbursements to the Bank totaling $58,000, and for the year ended December 31, 2003, the Bank made net reimbursements to BHBC of $524,000.

In 2005, BHBC made capital contributions to the Bank totaling $10.0 million. Of this amount, $2.2 million was in cash and $7.8 million was contributed through the forgiveness of a portion of the Bank’s intercompany income tax liability to BHBC. In 2004, BHBC made capital contributions to the Bank totaling $17.1 million, consisting of $7.5 million in cash and $9.6 million in forgiveness of the Bank’s intercompany income tax liability.

At December 31, 2005, BHBC held a money market account at the Bank in the amount of $21.0 million. The terms of this account are the same as those of money market deposits held by non-affiliates.

The above transactions and amounts are eliminated in consolidation.

17.	EARNINGS PER SHARE

The Company has outstanding stock options which are considered common stock equivalents in the calculation of earnings per share. Following is a reconciliation of net income and weighted average shares outstanding as used to calculate basic and diluted earnings per share for the years indicated:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per-share amounts)
Income from continuing operations	$15,052	$13,832	$3,392
Discontinued operations	—	12,893	3,495

Net income	$15,052	$26,725	$6,887

Weighted average number of common shares outstanding – basic	21,220,777	20,772,752	18,508,892
Net effect of dilutive stock options – based on treasury stock method	283,184	603,331	1,684,762

Weighted average number of common shares outstanding – diluted	21,503,961	21,376,083	20,193,654

Earnings per share – basic:
Income from continuing operations	$0.71	$0.67	$0.18
Discontinued operations	—	0.62	0.19

Net income	$0.71	$1.29	$0.37

Earnings per share – diluted:
Income from continuing operations	$0.70	$0.65	$0.17
Discontinued operations	—	0.60	0.17

Net income	$0.70	$1.25	$0.34

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.	EMPLOYEE BENEFITS AND AGREEMENTS

Profit Sharing Plan—The Company’s employees may participate in a defined contribution profit sharing and 401(k) plan. At the discretion of the Company’s Board of Directors, the Company may elect to contribute to the plan based on profits of the Company or based on matching participants’ contributions. The Company contributed $96,000, $129,000 and $409,000, respectively, for the years ended December 31, 2005, 2004 and 2003.

Employment Agreements—The Company has employment agreements with certain executive officers. These agreements provide for the payment of base salaries, performance bonuses subject to certain restrictions, and/or the payment of severance benefits upon termination. Effective March 7, 2006, the Company entered into a new employment agreement with its Chief Executive Officer, and effective January 1, 2006, the Bank entered into an Employment and Confidentiality Agreement with the Bank’s Chief Executive Officer and President.

Stock Plans—The Company has two stock plans, the 1999 Equity Participation Plan (the “1999 Plan”) and the 2002 Equity Participation Plan (the “2002 Plan”). The 1999 Plan and the 2002 Plan were approved by the shareholders of the Company.

Under the 1999 Plan, the Company may issue to directors, employees and consultants up to an aggregate of 4,000,000 shares of common stock upon exercise of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”) or stock appreciation rights (“SARs”), or the grant of restricted stock. No participant may receive awards under the 1999 Plan of more than 1,000,000 shares per year. The exercise price of any ISO or NSO, and the base value of any SAR, may not be less than the fair value of the underlying shares on the date of grant. The Company may sell restricted stock under the 1999 Plan at any price and any terms and conditions. The 1999 Plan expires in 2009.

Under the 2002 Plan, the Company may issue to directors, employees and consultants up to an aggregate of 1,000,000 shares of common stock upon exercise of ISOs or NSOs or the grant or sale of restricted stock. The exercise price of any ISO may not be less than the fair value of the underlying shares on the date of grant; there is no restriction under the 2002 Plan regarding the exercise price of any NSO. The Company may sell restricted stock under the 1999 Plan at any price and any terms and conditions. The 2002 Plan expires in 2012.

The Company did not grant stock options in 2005 or 2004. (In January 2006, under its 2002 Equity Participation Plan, the Company granted an option to purchase 600,000 shares of common stock at an exercise price of $10.50 per share to Larry B. Faigin, the Company’s Chief Executive Officer.)

A summary of the Company’s stock options as of December 31, 2005, 2004 and 2003, and changes during the years then ended, is presented below:

	Year Ended December 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	520,840	$2.38	2,824,168	$1.64	3,596,666	$1.55
Granted	—	—	—	—	60,000	3.75
Exercised	(188,320)	2.51	(2,285,826)	1.47	(670,829)	1.28
Forfeited	(10,414)	2.92	(17,502)	1.89	(161,669)	1.91

Outstanding at end of year	322,106	2.29	520,840	2.38	2,824,168	1.64

Exercisable at end of year	304,604	2.21	411,663	2.14	2,375,817	1.48

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information regarding options outstanding as of December 31, 2005 is as follows:

			Weighted- Average Remaining Life (Years)	Weighted-Average Exercise Price
Range of Exercise Prices	Total Shares	Exercisable Shares		Options Outstanding	Options Exercisable
$1.63-$1.90	204,604	204,604	5.45	$1.73	$1.73
$2.34-$2.61	35,000	35,000	6.15	2.42	2.42
$3.45-$3.80	82,502	65,000	6.92	3.64	3.59

19.	ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

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

	December 31, 2005		December 31, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$20,954	$20,954	$15,526	$15,526
Mortgage-backed securities available for sale	332,572	332,572	307,461	307,461
Investment securities available for sale	13,728	13,728	13,819	13,819
Investment securities held for sale	9,708	9,650	9,657	9,795
Loans, net	948,144	952,399	915,383	921,562
Discounted loans, net	1,679	1,749	1,587	1,764
Accrued interest receivable	6,284	6,284	5,333	5,333
Federal Home Loan Bank stock	27,625	27,625	22,681	22,681
Liabilities:
Deposits	604,649	596,742	541,960	536,107
Repurchase agreements	63,000	62,370	120,000	119,653
FHLB advances	530,837	523,872	474,837	472,554
Junior subordinated notes payable to trust	20,619	20,619	20,619	20,619
Accrued interest payable	6,877	6,877	3,248	3,248

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

Loans and Discounted Loans—Loans are segregated by type, such as fixed- and adjustable-rate interest terms. The fair values of fixed-rate mortgage loans are based on discounted cash flows utilizing applicable risk- adjusted

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

spreads relative to the current pricing of similar fixed-rate loans as well as anticipated prepayment schedules. The fair values of adjustable-rate mortgage loans are based on discounted cash flows utilizing discount rates that approximate the pricing of available mortgage-backed securities having similar rate and repricing characteristics, as well as anticipated prepayment schedules. No value adjustments have been made for changes in credit within the loan portfolio. It is management’s opinion that the allowance for estimated loan losses pertaining to loans results in a fair value adjustment of the credit risk of such loans. The fair value of discounted loans, which are predominantly non-performing loans, is more difficult to estimate due to uncertainties as to the nature, timing and extent to which the loans will be either collected according to original terms, restructured, or foreclosed upon. Discounted loans’ fair values were estimated using the Company’s best judgment for these factors in determining the estimated present value of future net cash flows discounted at a risk-adjusted market rate of return. For other loans, fair values are estimated for portfolios of loans with similar financial characteristics.

Accrued Interest Receivable and Accrued Interest Payable—The carrying amounts approximate fair values due to the short-term nature of these assets and liabilities.

Federal Home Loan Bank Stock—The carrying amounts approximate fair values because the stock may be sold back to the Federal Home Loan Bank at carrying value.

Deposits—The fair values of deposits are estimated based on the type of deposit. Demand accounts, which include passbook and transaction accounts, are presumed to have equal book and fair values, since the interest rates paid on these accounts are based on prevailing market rates. The estimated fair values of time deposits are determined by discounting the cash flows of settlements of deposits having similar maturities and rates, utilizing a yield curve that approximated the prevailing rates offered to depositors as of the reporting date.

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

The Company’s reportable operating segments, as defined by the Company’s management, consist of its Banking Operations and Mortgage Investment Operations. As discussed in Note 3, the Company sold WCC, which comprised the Company’s Loan Servicing segment, in April 2004. Accordingly, the operating results of WCC are presented separately, in a single caption titled “Income from operations of discontinued segment” in the Company’s consolidated statements of operations. The Company’s Holding Company and Miscellaneous Operations consist of other operating revenues and expenses not directly attributable to the Company’s defined business segments. In addition, this segment includes interest expense on the $20.6 million of junior subordinated notes payable issued in July 2002 and eliminations of intercompany accounts and transactions.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The operating segments differ in terms of regulatory environment, funding sources and asset acquisition strategies, as described below:

•	Banking Operations—Through FBBH, the Company conducts a banking business focused primarily on products tailored to commercial and multifamily real estate lending, in addition to investments in primarily AAA-rated and GSE mortgage-backed securities. The primary sources of liquidity for the Bank’s loan purchases and originations are wholesale certificates of deposit, retail deposits, Federal Home Loan Bank advances and repurchase agreements. On September 1, 2005, the Bank converted its charter from a federal charter to a state commercial bank charter and as a result is now regulated by the DFI and the FDIC.

•	Mortgage Investment Operations—The Company’s investment subsidiary, WFC, manages a portfolio of mortgage-backed securities and pools of performing, sub-performing and non-performing residential and commercial loans. Prior to September 30, 2005, WFC conducted certain of these activities with an institutional investor where such investments aligned the Company’s interests with those of the institutional investor. Effective September 30, 2005, WFC acquired a 100% interest in the returns generated by those portfolios and, as a result, no longer shares the net cash flows with the co-investor. WFC’s funding sources have consisted primarily of commercial bank financing and co-investors, with debt service repayment terms that generally parallel the cash flows of the underlying collateral.

Segment results for the years ended December 31, 2005, 2004 and 2003 are shown in the following tables. This data has been prepared in accordance with the accounting principles discussed in Note 2.

	Year Ended December 31, 2005
	Banking	Mortgage Investments	Holding Company and Miscellaneous	Total
	(Dollars in thousands)
Interest income	$76,442	$892	$63	$77,397
Interest expense	37,150	—	1,193	38,343

Net interest income (expense)	39,292	892	(1,130)	39,054
(Recapture of) provision for loan losses	(65)	24	—	(41)

Net interest income (expense) after (recapture of) provision for loan losses	39,357	868	(1,130)	39,095
Other income	1,416	523	80	2,019
Compensation and employee benefits expense	6,392	—	381	6,773
Other expenses	5,568	72	3,125	8,765

Income (loss) before taxes	28,813	1,319	(4,556)	25,576
Income tax provision (benefit)	11,732	539	(1,747)	10,524

Net income (loss)	$17,081	$780	$(2,809)	$15,052

Total assets	$1,367,320	$27,034	$9,385	$1,403,739

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2004
	Banking	Loan Servicing	Mortgage Investments	Holding Company and Miscellaneous	Total
	(Dollars in thousands)
Interest income	$58,593	$—	$1,408	$40	$60,041
Interest expense	25,381	—	13	1,100	26,494

Net interest income (expense)	33,212	—	1,395	(1,060)	33,547
Provision for (recapture of) loan losses	438	—	(87)	—	351

Net interest income (expense) after provision for (recapture of) loan losses	32,774	—	1,482	(1,060)	33,196
Realized gains	418	—	20	—	438
Other income	653	—	232	3	888
Compensation and employee benefits expense	6,164	—	—	647	6,811
Other expenses	5,413	—	229	3,652	9,294

Income from continuing operations before income tax provision (benefit)	22,268	—	1,505	(5,356)	18,417
Income tax provision (benefit)	9,251	—	(2,074)	(2,592)	4,585

Income (loss) from continuing operations	13,017	—	3,579	(2,764)	13,832
Discontinued operations:
Income from operations of discontinued segment	—	484	—	—	484
Gain on disposal of discontinued segment	—	—	—	21,716	21,716
Income tax provision	—	318	—	8,989	9,307

Income from discontinued operations	—	166	—	12,727	12,893

Net income	$13,017	$166	$3,579	$9,963	$26,725

Total assets	$1,298,625	$—	$25,947	$11,051	$1,335,623

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2003
	Banking	Loan Servicing	Mortgage Investments	Holding Company and Miscellaneous	Total
	(Dollars in thousands)
Interest income	$43,740	$—	$2,722	$65	$46,527
Interest expense	22,604	—	74	1,007	23,685

Net interest income (expense)	21,136	—	2,648	(942)	22,842
(Recapture of) provision for loan losses	(750)	—	211	—	(539)

Net interest income (expense) after (recapture of) provision for loan losses	21,886	—	2,437	(942)	23,381
Realized gains (losses)	249	—	(435)	17	(169)
Other income	471	—	129	26	626
Compensation and employee benefits expense	4,632	—	543	1,174	6,349
Other expenses	6,596	—	699	4,263	11,558

Income (loss) from continuing operations before income tax provision (benefit)	11,378	—	889	(6,336)	5,931
Income tax provision (benefit)	4,779	—	389	(2,629)	2,539

Income (loss) from continuing operations	6,599	—	500	(3,707)	3,392
Discontinued operations:
Income from operations of discontinued segment	—	5,726	—	—	5,726
Income tax provision	—	2,231	—	—	2,231

Income from discontinued operations	—	3,495	—	—	3,495

Net income (loss)	$6,599	$3,495	$500	$(3,707)	$6,887

Total assets	$906,186	$42,698	$22,085	$3,144	$974,113

21.	QUARTERLY RESULTS OF OPERATIONS (Unaudited)

As discussed in Note 1, the Company’s statements of financial condition as of June 30, 2004, September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 and its statements of operations for the quarters ended June 30, 2004 and December 31, 2004 have been restated. The condensed statements of financial condition and statements of operations below present the effects of the restatement as of and for the periods indicated.

	September 30, 2005		June 30, 2005		March 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
Statements of Financial Condition
Deferred tax asset, net	$36,992	$34,351	$36,050	$33,409	$36,761	$34,120
Total assets	1,410,392	1,407,751	1,438,563	1,435,922	1,374,677	1,372,036

Accounts payable and other liabilities	13,775	10,211	11,962	8,398	22,850	19,286
Total liabilities	1,237,816	1,234,252	1,266,661	1,263,097	1,205,808	1,202,244

Total stockholders’ equity	172,576	173,499	171,902	172,825	168,869	169,792
Total liabilities and stockholders’ equity	1,410,392	1,407,751	1,438,563	1,435,922	1,374,677	1,372,036

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(Dollars in thousands, except per-share amounts)
Statements of Operations
Interest income	$20,761	$20,890	$18,541	$17,205
Interest expense	11,248	10,360	8,938	7,797

Net interest income	9,513	10,530	9,603	9,408
Provision for (recapture of) loan losses	11	(48)	—	(4)

Net interest income after provision for (recapture of) loan losses	9,502	10,578	9,603	9,412
Other income	392	836	298	493
Compensation and employee benefits expense	1,098	1,911	1,895	1,869
Other expenses	2,422	2,028	2,345	1,970

Income before income tax provision	6,374	7,475	5,661	6,066
Income tax provision	2,505	3,053	2,388	2,578

Net income	$3,869	$4,422	$3,273	$3,488

Earnings per share – basic	$0.19	$0.21	$0.15	$0.16
Earnings per share – diluted	$0.18	$0.21	$0.15	$0.16

	Quarter Ended December 31, 2004		Quarter Ended June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
Statements of Operations
Income from continuing operations before income tax (benefit) provision	$5,289	$5,289	$4,696	$4,696
Income tax (benefit) provision	(1,652)	(930)	2,016	2,016

Income from continuing operations	6,941	6,219	2,680	2,680
Discontinued operations:
Income from operations of discontinued segment (including gain on disposal)	(514)	(514)	18,186	21,900
Income tax (benefit) provision	(422)	(299)	7,547	9,268

(Loss) income from discontinued operations	(92)	(215)	10,639	12,632

Net income	$6,849	$6,004	$13,319	$15,312

Earnings per share – basic:
Income from continuing operations	$0.32	$0.30	$0.13	$0.13
Discontinued operations	—	(0.01)	0.51	0.61

Net income	$0.32	$0.29	$0.64	$0.74

Earnings per share – diluted:
Income from continuing operations	$0.32	$0.30	$0.12	$0.12
Discontinued operations	—	(0.01)	0.50	0.59

Net income	$0.32	$0.29	$0.62	$0.71

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarters Ended
	December 31, 2004		September 30, 2004	June 30, 2004	March 31, 2004
	(as Restated)(4)			(as Restated)(4)
	(Dollars in thousands, except per-share amounts)
Statements of Operations
Interest income	$16,715		$15,606	$14,943	$12,777
Interest expense	7,254		6,835	6,566	5,839

Net interest income	9,461		8,771	8,377	6,938
(Recapture of) provision for loan losses	(201)		338	100	114

Net interest income after (recapture of) provision for loan losses	9,662		8,433	8,277	6,824
Realized (losses) gains	(3)		120	1	320
Other (loss) income	(25)		311	284	318
Compensation and employee benefits expense	1,823		1,594	1,572	1,822
Other expenses	2,522		2,203	2,294	2,275

Income from continuing operations before income tax provision	5,289		5,067	4,696	3,365
Income tax (benefit) provision	(930	)(1)	2,103	2,016	1,396

Income from continuing operations	6,219		2,964	2,680	1,969
Discontinued operations:
(Loss) income from operations of discontinued segment	—		—	(330)	814
Gain on sale of discontinued segment	(514	)(2)	—	22,230	—
Income tax provision	(299	)(3)	—	9,268	338

Income from discontinued operations	(215)		—	12,632	476

Net income	$6,004		$2,964	$15,312	$2,445

Earnings per share – basic:
Income from continuing operations	$0.30		$0.14	$0.13	$0.10
Discontinued operations	(0.01)		—	0.61	0.02

Net income	$0.29		$0.14	$0.74	$0.12

Earnings per share – diluted:
Income from continuing operations	$0.30		$0.14	$0.12	$0.09
Discontinued operations	(0.01)		—	0.59	0.02

Net income	$0.29		$0.14	$0.71	$0.11

(1)	Amount includes an adjustment to the prior quarters’ tax provisions to reflect a lower overall effective tax rate for the year.
(2)	Amount represents an adjustment to the previously-reported gain on the sale of WCC, and reflects a reduction in the sale proceeds as determined by the Company and Merrill Lynch.
(3)	Amount represents an adjustment for the final intra-period tax allocation to discontinued operations.
(4)	See related discussion in Note 1 to the consolidated financial statements.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.	PARENT COMPANY INFORMATION

Condensed Statements of Financial Condition

	December 31,
	2005	2004
		(as Restated)(1)
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$20,986	$37,773
Investment in subsidiaries	135,999	118,235
Prepaid expenses and other assets	34,570	42,987

	$191,555	$198,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other liabilities	$795	$1,213
Due to affiliates, net	16,890	26,720

Total liabilities	17,685	27,933
Stockholders’ equity	173,870	171,062

	$191,555	$198,995

Condensed Statements of Operations

	Year Ended December 31,
	2005	2004	2003
	(as Restated)(1)
	(Dollars in thousands)
Interest income	$293	$—	$—
Interest expense	—	4	3

Net interest expense	293	(4)	(3)
Non-interest income	81	3	149
Gain on sale of discontinued segment	—	21,716	—
Non-interest expense	3,505	4,300	5,544

(Loss) income before income tax provision (benefit) and equity in net earnings of subsidiaries	(3,131)	17,415	(5,398)
Income tax (benefit) provision	(1,748)	3,849	(668)
Equity in net earnings of subsidiaries	16,435	13,159	11,617

Net income	$15,052	$26,725	$6,887

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(as Restated)(1)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,052	$26,725	$6,887
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of WCC	—	(21,716)	—
Deferred tax provision	222	7,304	2,467
Equity in net earnings of subsidiaries	(16,435)	(13,159)	(11,617)
Tax benefit from exercise of non-qualified stock options	582	3,300	—
Change in:
Prepaid expenses and other assets	(3,508)	(4,315)	(335)
Accounts payable and other liabilities	(418)	(1,912)	(1,285)
Due to affiliates, net	170	2,519	1,367

Net cash used in operating activities	(4,335)	(1,254)	(2,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiary	(2,241)	(7,500)	—
Proceeds on sale of WCC	—	48,225	—

Net cash (used in) provided by investing activities	(2,241)	40,725	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	412	3,241	862
Dividends on common stock	(10,623)	(7,926)	—

Net cash (used in) provided by financing activities	(10,211)	(4,685)	862

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,787)	34,786	(1,654)
CASH AND CASH EQUIVALENTS:
Beginning of year	37,773	2,987	4,641

End of year	$20,986	$37,773	$2,987

NONCASH FINANCING ACTIVITIES:
Release of additional valuation allowance related to pre-reorganizational net operating losses	$203	$21,761	$17,335
Issuance of common stock upon acquisition of treasury stock	—	118	—

(1)	See related discussion in Note 1 to the consolidated financial statements.