Form 10-Q
period 2006-03-31
BEVERLY HILLS BANCORP INC
filed 2006-05-05
CIK 1024321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock, par value $0.01 per share	21,331,506 shares

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands)

	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$19,822	$20,954
Mortgage-backed securities available for sale, at fair value	315,723	332,572
Investment securities available for sale, at fair value	13,652	13,728
Investment securities held to maturity, at amortized cost (fair value of $9,601 and $9,650)	9,721	9,708
Loans, net of allowance for loan losses of $7,100 and $7,080	953,817	948,144
Discounted loans, net of allowance for loan losses of $183 and $209	1,481	1,679
Stock in Federal Home Loan Bank of San Francisco, at cost	27,949	27,625
Real estate owned, net	47	62
Leasehold improvements and equipment, net	1,479	1,539
Accrued interest receivable	6,666	6,284
Income taxes receivable	2,351	3,910
Deferred tax asset, net	31,531	30,739
Goodwill, net	3,054	3,054
Prepaid expenses and other assets	3,883	3,741

TOTAL	$1,391,176	$1,403,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing deposits	$5,761	$4,655
Interest-bearing deposits	678,271	599,994

Total deposits	684,032	604,649
Repurchase agreements	40,000	63,000
FHLB advances	462,837	530,837
Junior subordinated notes payable to trust	20,619	20,619
Accounts payable and other liabilities	10,959	10,764

Total liabilities	1,218,447	1,229,869

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 30,000,000 shares authorized, 26,970,874 and 26,965,874 shares issued (including 5,639,368 treasury shares)	270	270
Additional paid-in capital	165,802	165,710
Treasury stock, 5,639,368 shares, at cost	(15,224)	(15,224)
Retained earnings	26,851	27,019
Accumulated other comprehensive loss, net	(4,970)	(3,905)

Total stockholders’ equity	172,729	173,870

TOTAL	$1,391,176	$1,403,739

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2006	2005
INTEREST INCOME:
Loans	$16,099	$13,427
Mortgage-backed securities	3,776	3,427
Securities and federal funds sold	480	351

Total interest income	20,355	17,205

INTEREST EXPENSE:
Deposits	6,240	3,214
Borrowings	5,239	4,583

Total interest expense	11,479	7,797

NET INTEREST INCOME	8,876	9,408
PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS	40	(4)

NET INTEREST INCOME AFTER PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS	8,836	9,412
OTHER INCOME:
Deposit fees and charges	16	20
Real estate owned, net	(5)	207
FHLB stock dividends	352	246
Other (loss) income, net	(5)	20

Total other income	358	493

OTHER EXPENSES:
Compensation and employee benefits	2,013	1,869
Professional fees	1,642	706
Occupancy	246	260
Loan expenses	150	94
Regulatory assessments	20	84
Data processing	93	105
Insurance	172	173
Depreciation	89	55
Amortization of intangibles	—	65
Directors expense	90	135
Other general and administrative expense	329	293

Total other expenses	4,844	3,839

INCOME BEFORE INCOME TAX PROVISION	4,350	6,066
INCOME TAX PROVISION	1,852	2,578

NET INCOME	$2,498	$3,488

Earnings per share—basic	$0.12	$0.16
Earnings per share—diluted	$0.12	$0.16

Weighted average number of shares—basic	21,327,950	21,138,964
Weighted average number of shares—diluted	21,554,188	21,465,008

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,498	$3,488
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recapture of) losses on loans	40	(4)
Write-down of real estate owned	7	—
Depreciation and amortization	89	120
Stock-based compensation	60	—
Deferred tax (benefit) provision	(23)	2,311
Gain on sale of real estate owned	(2)	(218)
Loss on sale of equipment	6	—
Amortization of discounts and deferred fees	439	497
Federal Home Loan Bank stock dividends	(324)	—
Tax benefit from exercise of nonqualified stock options	—	37
Change in:
Accrued interest receivable	(382)	(687)
Income taxes receivable	1,559	—
Prepaid expenses and other assets	(142)	(539)
Accounts payable and other liabilities	195	12,348

Net cash provided by operating activities	4,020	17,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	—	(4,764)
Loan repayments	54,541	34,845
Loan originations	(60,429)	(21,628)
Purchase of mortgage-backed securities available for sale	—	(48,927)
Repayments of mortgage-backed securities available for sale	15,012	21,927
Purchases of FHLB stock	—	(576)
Proceeds from sale of real estate owned	10	1,987
Purchases of leasehold improvements and equipment	(35)	(355)

Net cash provided by (used in) investing activities	9,099	(17,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	79,383	7,832
Proceeds from FHLB advances	135,000	45,000
Repayments of FHLB advances	(203,000)	(51,000)
(Decrease) increase in repurchase agreements	(23,000)	23,000
Proceeds from exercise of stock options	17	27
Tax benefit from exercise of nonqualified stock options	15	—
Dividends paid on common stock	(2,666)	(2,642)

Net cash (used in) provided by financing activities	(14,251)	22,217

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,132)	22,079
CASH AND CASH EQUIVALENTS:
Beginning of period	20,954	15,526

End of period	$19,822	$37,605

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION— Cash paid during the period for:
Interest	$11,856	$7,746
Income taxes, net	315	22
NONCASH INVESTING ACTIVITIES:
Additions to real estate owned acquired in settlement of loans	—	9

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Beverly Hills Bancorp Inc. (“BHBC,” and with its consolidated subsidiaries, the “Company”) are unaudited and should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is set forth in Note 2 to the Consolidated Financial Statements in such Annual Report on Form 10-K. There were no significant changes to any accounting policies during the quarter ended March 31, 2006, except as discussed in Note 3.

In the opinion of management, all adjustments, generally comprised of normal recurring accruals necessary for a fair presentation of the interim condensed consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

As of December 31, 2005, the Company reclassified its prepayment fees on loans from other operating income to interest income. All prior periods have been restated to conform to the current format. This change in classification was made pursuant to the conversion of its bank subsidiary’s charter from a federal savings and loan charter to a California state commercial bank charter, effective September 1, 2005. The Company believes this classification of loan prepayment fees is consistent with that of other state-chartered banks. The amount of such fees reclassified as interest income totaled $313,000 for the quarter ended March 31, 2005.

2.	PER-SHARE DATA

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potentially dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006		2005
	(Dollars in thousands, except per-share data)
Net income	$2,498		$3,488

Weighted average number of common shares outstanding—basic	21,327,950		21,138,964
Net effect of dilutive stock options—based on treasury stock method	226,238	(1)	326,044

Weighted average number of common shares outstanding—diluted	21,554,188		21,465,008

Earnings per share—basic	$0.12		$0.16

Earnings per share—diluted	$0.12		$0.16

(1)	Does not include a weighted average of 586,667 options outstanding during the period whose exercise would have had an anti-dilutive effect on earnings per share.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.	STOCK-BASED COMPENSATION

The Company has two stock-based employee compensation plans, the 1999 Equity Participation Plan and the 2002 Equity Participation Plan, pursuant to which stock options have been granted to its directors and certain employees. All stock options have an exercise price that is equal to the fair value of the Company’s stock on the date of grant. Options generally vest over a three-year period and have a maximum term of 10 years.

A summary of the Company’s stock option activity for the period indicated is presented below:

	Three Months Ended March 31, 2006
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	322,106	$2.29
Granted	600,000	10.50
Exercised	(5,000)	3.45
Forfeited	—	—

Outstanding at end of period	917,106	$7.66

Exercisable at end of period	349,604	$3.38

A summary of the status of the Company’s nonvested options as of March 31, 2006, and changes during the quarter then ended, is presented below:

	Three Months Ended March 31, 2006
	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	17,502	$0.79
Granted	600,000	1.13
Vested	(50,000)	1.24
Forfeited	—	—

Nonvested at end of period	567,502	$1.11

Prior to 2006, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”), as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). Under this standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Under this method, stock compensation cost recognized beginning January 1, 2006 includes (a) compensation cost for all previously granted stock options that were unvested as of January 1, 2006 and (b) compensation cost for all stock options granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

In the first quarter of 2006, the adoption of SFAS No. 123R resulted in stock-based compensation expense of $60,184, deferred tax benefits of $22,848 and a net reduction in net income of $37,336. There was a negligible effect on basic and diluted earnings per share. The compensation expense and deferred tax benefits are reflected as adjustments to cash flows from operating activities on the Company’s consolidated statement of cash flows. The Company recorded tax benefits from the exercise of non-qualified stock options of $14,663, which are included in cash flows from financing activities for the three months ended March 31, 2006. Prior to the adoption of SFAS No. 123R, such tax benefits were presented as adjustments to cash flows from operating activities.

In January 2006, the Company granted an option to purchase 600,000 shares of common stock at an exercise price of $10.50 per share. The weighted average fair value of this option grant was $1.13 per share. This fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 19%, risk-free interest rate of 4.3%, a dividend yield of 5% and an expected life of five years.

The volatility assumption was based on the historical weekly price data of BHBC’s common stock over the one-year period prior to the grant. The Company believes the volatility over this period is a reasonable predictor of future volatility. The Company did not believe the historical volatility over the most recent period equal to the expected life of the option (i.e., the 5-year period ended January 2006) was indicative of future volatility, because the price of the Company’s stock increased more than 800% during that period, and similar volatility is considered unlikely to recur over the following 5-year period. The risk-free interest rate was equal to the 5-year U. S. Treasury rate in effect on the date of the grant. The dividend yield was based on the most recent year and is considered a reasonable estimate of future dividend yields. The expected life of the option represents the period that the stock options are expected to be outstanding and is based on historical experience. The Company has assumed a forfeiture rate of 0% as all of these options were granted to its Chief Executive Officer.

The Company’s stock-based compensation for the three months ended March 31, 2006 also includes costs related to stock options granted in 2003 that were unvested as of January 1, 2006. The fair value of stock options granted in 2003 was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 16%, risk-free interest rate of 2.8%, no dividend yield (the Company did not pay any dividends until 2004) and an expected life of five years.

As of March 31, 2006, the Company had $622,094 of unrecognized compensation cost related to unvested stock options. This cost is expected to be amortized over a weighted-average period of 2.74 years, ending in December 2008.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Additional information regarding options outstanding as of March 31, 2006 is as follows:

			Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Range of Exercise Prices	Total Shares	Exercisable Shares		Options Outstanding	Options Exercisable
$1.63 – $1.90	204,604	204,604	5.21	$1.73	$1.73
$2.34 – $2.61	35,000	35,000	5.90	2.42	2.42
$3.45 – $3.80	77,502	60,000	6.70	3.65	3.61
$10.50	600,000	50,000	9.76	10.50	10.50

Prior to the adoption of SFAS No. 123R, the Company applied APB 25 to account for its stock-based awards. The following table illustrates the effect on net income and earnings per share had the Company accounted for share-based compensation in accordance with SFAS No. 123R for the period indicated:

Three Months Ended March 31, 2005
(Dollars in thousands, except per-share data)
Net income, as reported	$3,488
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	84

Pro forma net income	$3,404

Earnings per share—basic:
As reported	$0.16

Pro forma	$0.16

Earnings per share—diluted:
As reported	$0.16

Pro forma	$0.16

4.	COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

At March 31, 2006, the Company had outstanding commitments to fund $22.6 million of loans. Loan commitments expose the Company to credit risk in excess of amounts reflected in the consolidated financial statements. The Company receives collateral to support loans and commitments to extend credit for which collateral is deemed necessary.

The Company continues to incur legal expenses on behalf of a former officer in connection with the events that gave rise to litigation arising from the financial collapse of Capital Consultants LLC (“CCL”) in 2000. Such expenses totaled $1.0 million for the three months ended March 31, 2006, compared with $16,000 for the three months ended March 31, 2005. The Company expects these expenses to decline significantly after the second quarter of 2006. See Note 8 – “Legal Matters.”

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	INCOME TAXES

The Company files consolidated federal and state income tax returns with its eligible subsidiaries. The Company recorded income tax provisions of $1.9 million and $2.6 million, respectively, for the three months ended March 31, 2006 and 2005. A portion of the Company’s income tax provision is not expected to be currently payable in cash, due to the utilization of the Company’s net operating loss carryforward. The Company’s deferred tax provision (benefit) is determined on a quarterly basis pursuant to an evaluation of its net deferred tax asset. These deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts and are primarily attributable to net operating loss carryforwards, in addition to other differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 42% is applied to each attribute in determining the amount of the related deferred tax asset or liability. Decreases (increases) in the net deferred tax asset are recorded as a deferred tax provision (benefit) in the consolidated statements of operations.

The Company’s net deferred tax asset was $31.5 million and $30.7 million, respectively, at March 31, 2006 and December 31, 2005. In accounting for the deferred tax asset, the Company applies SFAS No. 109, Accounting for Income Taxes, which requires, among other things, that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has evaluated the positive and negative evidence regarding the future realization of its deferred tax assets and has recorded a valuation allowance of $5.8 million. The Company believes it is more likely than not that its net deferred tax asset of $31.5 million will be realized in future periods.

As of March 31, 2006, the Company had federal net operating loss carryforwards of $87.5 million and also had state net operating loss carryforwards. The federal carryforward period runs through 2020. However, in June 2002 the Company experienced a change in control as defined by Section 382 of the Internal Revenue Code. As a result of the change in control, the Company’s net operating loss carryforwards that were generated prior to the change in control are subject to an annual limitation on the amount that may be used to offset taxable income. The Company has determined that the limitation on the amount that may be used annually to offset taxable income is approximately $6 million.

6.	OPERATING SEGMENTS

The Company’s two operating segments, as defined by the Company’s management, consist of its Banking Operations and its Holding Company and Other Operations. Through the year ended December 31, 2005, the Company reported the results of its investment subsidiary, WFC Inc. (“WFC”), as an additional segment known as “Mortgage Investments.” In 2006, the Company determined that WFC no longer meets the qualitative definition or quantitative thresholds of an operating segment as set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Consequently, WFC’s results for the three months ended March 31, 2006 are not presented as a separate segment but are included in the Holding Company and Other Operations segment. Segment data for the three months ended March 31, 2005 have been restated to conform to the current format.

The Company’s operating segments are described in further detail as follows:

•

Banking Operations—Through its Bank subsidiary, First Bank of Beverly Hills (“FBBH” or the “Bank”), the Company conducts a banking business focused primarily on products tailored to commercial and multifamily real estate lending, in addition to investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. The primary sources of funding for the Bank are deposits, Federal Home Loan Bank (“FHLB”) advances and repurchase agreements. Through August 2005, the Bank was a federally-chartered savings bank regulated by the Office of Thrift Supervision. On September 1, 2005, the Bank converted its charter to a state commercial bank charter

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and as a result is now regulated by the California Department of Financial Institutions (“DFI”). As an insured institution, the Bank continues to be regulated by the Federal Deposit Insurance Corporation (“FDIC”).

•	Holding Company and Other Operations—The Company’s Holding Company and Other Operations consist of other operating revenues and expenses not attributable to its Banking Operations. This segment includes interest income on loans and other investments, interest expense on $20.6 million of junior subordinated notes payable, general corporate expenses and eliminations of intercompany accounts and transactions.

Segment data for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31, 2006
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$20,114	$241	$20,355
Interest expense	11,170	309	11,479

Net interest income (expense)	8,944	(68)	8,876
Provision for loan losses	40	—	40

Net interest income (expense) after provision for loan losses	8,904	(68)	8,836
Other income (loss)	360	(2)	358
Compensation and employee benefits expense	1,781	232	2,013
Other expenses	1,192	1,639	2,831

Income (loss) before taxes	6,291	(1,941)	4,350
Income tax provision (benefit)	2,674	(822)	1,852

Net income (loss)	$3,617	$(1,119)	$2,498

Total assets	$1,351,208	$39,968	$1,391,176

	Three Months Ended March 31, 2005
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$16,912	$293	$17,205
Interest expense	7,468	329	7,797

Net interest income (expense)	9,444	(36)	9,408
Recapture of loan losses	—	(4)	(4)

Net interest income (expense) after recapture of loan losses	9,444	(32)	9,412
Other income	479	14	493
Compensation and employee benefits expense	1,779	90	1,869
Other expenses	1,338	632	1,970

Income (loss) before taxes	6,806	(740)	6,066
Income tax provision (benefit)	2,893	(315)	2,578

Net income (loss)	$3,913	$(425)	$3,488

Total assets	$1,337,116	$34,920	$1,372,036

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill of $3.1 million as a result of the Bank’s purchase of its Beverly Hills branch in June 2000. Through December 31, 2001, the goodwill was amortized on a straight-line basis over an estimated useful life of 15 years. In January 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and, as a result, no longer amortizes goodwill, but tests it at least annually for impairment. As of March 31, 2006, the Company determined that no impairment charge to goodwill was required. The Company is considering selling the Bank’s Beverly Hills Branch in 2006.

The Company also recorded a core deposit intangible of $1.3 million in connection with the Bank’s purchase of the branch. The Company amortized the core deposit intangible over an estimated useful life of 5 years and had amortized it in full as of June 30, 2005. For the three months ended March 31, 2005, the Company recorded amortization expense of $65,000 related to the core deposit intangible.

8.	LEGAL MATTERS

The Company is involved in binding arbitration with a former officer who, in June 2004, pursuant to a plea bargain, pleaded guilty to two felony counts in connection with certain criminal proceedings against him arising out of the financial collapse of Capital Consultants LLC in 2000. As part of his plea bargain, the former officer agreed to pay restitution in the amount of $2.0 million. The former officer has made a claim against the Company for this amount, asserting that he is entitled to indemnification under Delaware law. He subsequently made an additional claim for more than $10 million in consequential damages and losses purportedly incurred by him as a result of his guilty plea and subsequent incarceration. This claim was based on various alleged damages such as loss of reputation, emotional distress, and interference with the former officer’s professional and personal relationships. The Company disagrees with these claims and is contesting the claims vigorously. In addition, the Company is seeking to recover some of the legal expenses that it paid on behalf of the former officer. The arbitration was held in February 2006. The arbitrator dismissed the former officer’s claim against the Company for consequential damages, and the Company expects the arbitrator to rule on the other claims toward the end of the second quarter of 2006. The Company’s legal expenses for these matters are expected to decline significantly following that ruling. The Company is not currently able to quantify the impact, if any, that the outcome of these actions may have on its financial condition or results of operations.

Beginning in June 2005, the Company’s former loan servicing subsidiary, Wilshire Credit Corporation (“WCC”), made demands on the Company for reimbursement of certain costs purportedly incurred by WCC in connection with WCC’s performance under one of its loan servicing contracts. Through March 31, 2006, WCC had claimed a total of $728,000 of such costs. WCC further asserted that the Company is obligated to reimburse WCC for similar recurring costs it may incur through April 2008. The Company disagrees with this assertion. As a result, in July 2005 the Company filed a complaint for declaratory relief against WCC and WCC’s parent, Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch,” which purchased WCC from the Company in April 2004). The complaint seeks, among other things, a declaration that the Company has no obligation to reimburse WCC for those costs, and that if such an obligation is found to exist, it is for a substantially lesser amount than that claimed by WCC. In September 2005, Merrill Lynch filed a cross-complaint against the Company alleging breach of contract. The Company is attempting to resolve this matter through discussions with Merrill Lynch and WCC and thus avoid the need for further litigation. The Company is not currently able to quantify the impact, if any, that the outcome of these actions may have on its financial condition or results of operations.

The Company is a defendant in other legal actions arising from transactions conducted in the ordinary course of business. Some of these claims involve individual borrowers demanding material amounts for alleged

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

damages. Management, after consultation with legal counsel, and based on prior experience with similar litigation, believes the ultimate liability, if any, arising from such actions will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

9.	CASH DIVIDENDS

The Company paid dividends totaling $2.7 million for the three months ended March 31, 2006. Commencing in the second quarter of 2004, the Company has declared regular quarterly cash dividends of $0.125 per share, or $0.50 annually.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Interim Condensed Consolidated Financial Statements of Beverly Hills Bancorp Inc. (“BHBC”) and the notes thereto included elsewhere in this filing. References in this filing to the “Company,” “we,” “our,” and “us” refer to BHBC and its consolidated subsidiaries, including First Bank of Beverly Hills (“FBBH” or the “Bank”), unless the context indicates otherwise.

OVERVIEW

Beverly Hills Bancorp Inc. is a financial holding company that conducts primarily banking and lending operations in southern California and surrounding states through our bank subsidiary, First Bank of Beverly Hills. Our business strategy is focused on the growth and profitability of the Bank through (1) originations and purchases of commercial real estate and multifamily mortgage loans and (2) investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. The Bank is a California state chartered commercial bank, and its primary regulator is the California Department of Financial Institutions (“DFI”). As an insured institution, the Bank continues to be regulated by the Federal Deposit Insurance Corporation (“FDIC”).

Our net income for the three months ended March 31, 2006 was $2.5 million, or $0.12 per diluted share, compared with net income of $3.5 million, or $0.16 per diluted share, for the three months ended March 31, 2005. The decline in our net income was due principally to legal expenses of $1.0 million in the first quarter of 2006 (compared to $16,000 in the first quarter of 2005) in connection with an arbitration with a former officer over indemnification and other claims brought over a year ago. Net income also declined due to a $0.5 million decrease in net interest income from the first quarter of 2005 to the first quarter of 2006, which reflects a significant increase in our cost of funds triggered by the continuing rise in market interest rates.

Our stockholders’ equity decreased by $1.1 million during the three months ended March 31, 2006 to $172.7 million, or $8.01 book value per diluted share, despite our net income of $2.5 million. This decrease was due to cash dividends of $2.7 million and after-tax unrealized losses of $1.1 million on our portfolio of available-for-sale securities, partially offset by a $0.1 increase in paid-in capital from the exercise of stock options and related tax benefits.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our Critical Accounting Policies and Estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Report on Form 10-K for the year ended December 31, 2005. There were no changes to our Critical Accounting Policies and Estimates in the three months ended March 31, 2006.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Net Interest Income

Net interest income was $8.9 million for the three months ended March 31, 2006, compared with $9.4 million for the three months ended March 31, 2005. This decrease was due to a decline in our net interest margin from 2.93% to 2.70%, as the level of net interest earning assets in the quarters was comparable.

The net interest margin declined due to increasing market interest rates. Because our interest bearing liabilities reprice more frequently than our interest earning assets, in periods of rising interest rates the net interest margin will decline. As a result, the weighted average cost of our interest bearing liabilities increased by 112 basis points to 3.84% for the three months ended March 31, 2006, compared to 2.72% for the three months ended March 31, 2005. In contrast, the yield on our interest-earning assets increased by only 76 basis points, to 6.11% for the first quarter of 2006 compared to 5.35% for the first quarter of 2005. We anticipate that the net interest margin may narrow further in future periods if interest rates continue to rise and the treasury yield remains relatively flat.

The following tables set forth, for the periods indicated, information regarding the total amount of our income from interest-earning assets and the resulting average yields, the interest expense associated with interest-bearing liabilities along with the resulting average rate, in addition to net interest income, interest rate spread and net interest margin. The interest income and expense amounts in the tables below are consolidated, but reflect primarily the results of the Bank.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage-backed securities	$323,898	$3,776	4.66%	$318,851	$3,427	4.30%
Loans (1)(2)	965,394	16,099	6.67%	922,715	13,427	5.82%
Federal funds and other investments	43,490	480	4.41%	43,899	351	3.20%

Total interest-earning assets	1,332,782	20,355	6.11%	1,285,465	17,205	5.35%

Noninterest-earning cash	1,247			2,484
Allowance for loan losses	(7,287)			(10,218)
Other assets	76,617			72,289

Total assets	$1,403,359			$1,350,020

Interest-Bearing Liabilities:
Interest-bearing deposits:
Savings, NOW and money market accounts	$66,855	$491	2.98%	$112,615	$657	2.37%
Certificates of deposit	561,809	5,749	4.15%	415,333	2,557	2.50%

Total interest-bearing deposits	628,664	6,240	4.03%	527,948	3,214	2.47%
Repurchase agreements	51,500	442	3.48%	131,500	903	2.78%
FHLB advances	512,337	4,368	3.46%	483,337	3,351	2.81%
Junior subordinated notes payable	20,619	429	8.44%	20,619	329	6.47%

Total interest-bearing liabilities	1,213,120	11,479	3.84%	1,163,404	7,797	2.72%

Noninterest-bearing deposits	4,922			4,347
Other liabilities	11,306			10,619

Total liabilities	1,229,348			1,178,370
Stockholders’ equity	174,011			171,650

Total liabilities and stockholders’ equity	$1,403,359			$1,350,020

Net interest income		$8,876			$9,408

Net interest spread			2.27%			2.63%
Net interest margin			2.70%			2.93%

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

(2)	Interest income on loans includes the accretion of loan fees of $220 and $40, respectively, for the quarters ended March 31, 2006 and 2005.

Interest income on mortgage-backed securities was $3.8 million for the first quarter of 2006, compared with $3.4 million for the first quarter of 2005. The increase in 2006 reflects an increase in yields due to rising market interest rates, which extended the expected lives of the securities and reduced the amortization of premiums. As a result, our yield on mortgage-backed securities increased by 36 basis points, to 4.66% for the first quarter of 2006 compared with 4.30% for the first quarter of 2005. To a lesser extent, the increase in interest income reflects an increase in the average investment balance, primarily as a result of the increase in mortgage-backed securities throughout 2005.

Interest income on loans was $16.1 million for the quarter ended March 31, 2006, compared with $13.4 million for the quarter ended March 31, 2005. This increase was due primarily to an 85-basis point increase in the weighted average yield on the loan portfolio, to 6.67% for the first quarter of 2006, compared with 5.82% for the first quarter of 2005. Adjustable-rate loans (including loans with an initial fixed rate for 3 or 5 years which subsequently convert to adjustable-rate) comprised 85.6% of our total loans at March 31, 2006, increasing the sensitivity of the portfolio to interest rate fluctuations. The increase in loan interest income was to a lesser extent due to a $42.7 million increase in the average balance of loans over the first quarter of 2005. This increase in average volume reflects the Bank’s moderate growth in its loan portfolio throughout 2005 (the effects of which are realized in future periods), largely through loan portfolio acquisitions in the second and fourth quarters of 2005.

Interest expense on deposits was $6.2 million for the quarter ended March 31, 2006, compared with $3.2 million for the quarter ended March 31, 2005. This increase was primarily the result of a 156-basis point increase in the average cost of our interest-bearing deposits, which was due to two factors: (1) the increase in market interest rates raised the cost of deposits as maturing certificates of deposit (CDs) were replaced with higher-costing CDs, and (2) the proportion of CDs to total deposits increased to an average of 89.4% for the quarter, compared with an average of 79.6% for the first quarter of 2005. The Bank utilized deposits as its primary funding source in the first quarter of 2006 and raised a significant volume of wholesale CDs, resulting in a $100.7 million increase in the average balance of interest-bearing deposits over the first quarter of 2005.

Interest expense on repurchase agreements and Federal Home Loan Bank (“FHLB”) advances totaled $4.8 million for the three months ended March 31, 2006, compared with $4.3 million for the three months ended March 31, 2005. This increase was due to the higher interest rates in the 2006 period, which raised the cost of our repurchase agreements and FHLB advances by 70 and 65 basis points, respectively. The effects of the higher rates were partially offset by a $51.0 million decline in the average total borrowing balance from the first quarter of 2005 to the first quarter of 2006.

Interest expense on our junior subordinated notes payable increased by $100,000 from the first quarter of 2005 to the first quarter of 2006 as a result of the increase in interest rates. These notes bear interest at the three-month LIBOR rate plus 3.65%.

Provision for Loan Losses

Provisions for losses on loans are charged to operations to maintain an allowance for losses on the loan portfolio at a level that we believe is adequate based on an evaluation of the inherent risks in the portfolio. Our evaluation is based on an analysis of the loan portfolio, historical loss experience, credit concentrations, current economic conditions and trends, the effects of interest rate changes on collateral values, and other relevant factors. The evaluation of the inherent loss with respect to these factors is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. We currently intend to maintain an unallocated allowance in the range of 3% to 6% of the total estimated allowance for loan losses, due to the inherent risk associated with the imprecision in estimating the allowance.

Pursuant to the quarterly evaluation of the adequacy of our loan loss reserves, we recorded a provision of $40,000 for the three months ended March 31, 2006, compared with net loan loss recaptures of $4,000 for the three months ended March 31, 2005.

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

Other Expenses

Compensation and employee benefits expense totaled $2.0 million for the three months ended March 31, 2006, compared with $1.9 million for the three months ended March 31, 2005. The increase in the 2006 period was due primarily to two factors: (1) in August 2005 we hired a new Chief Executive Officer, whose compensation is included in the first quarter 2006 results but not the first quarter 2005 results, and (2) effective January 1, 2006, the Company adopted SFAS No. 123R, which requires the Company to record the fair value of stock option grants as compensation expense (see Note 3 to the interim condensed consolidated financial statements). In the first quarter of 2006, the Company recorded $60,000 in compensation costs pursuant to the adoption of SFAS No. 123R. This expense was primarily related to a grant of stock options to the new Chief Executive Officer in January 2006. We expect to incur a similar quarterly amount of compensation expense related to this grant through December 31, 2008, when this grant vests in full.

Our legal expenses (included in “Professional fees” in the statement of operations) increased by $1.0 million from the first quarter of 2005 to the first quarter of 2006. This increase was due to expenses related to various issues with respect to a former officer of the Company (see Note 8 to the interim condensed consolidated financial statements). We anticipate that these matters will be resolved in full toward the end of the second quarter of 2006 and that subsequently, the related legal expenses will decline significantly.

Regulatory assessments were $20,000 for the quarter ended March 31, 2006, compared with $84,000 for the quarter ended March 31, 2005. This decrease was due to the Bank’s conversion to a state charter in September 2005. Because the DFI assesses its annual fee effective July 1, the Bank does not expect to incur such fees until the third quarter of 2006. Our regulatory assessments for the first quarter of 2005 included fees paid to the Bank’s former regulator, the Office of Thrift Supervision.

We no longer incur amortization expense related to our core deposit intangible because this asset was amortized in full as of June 30, 2005. For the first quarter of 2005, we recorded amortization expense of $65,000.

The decline in our directors expense from the first quarter of 2005 to the first quarter of 2006 was due primarily to the reduction in the size of our board of directors from ten members to seven in August 2005.

CHANGES IN FINANCIAL CONDITION

General

At March 31, 2006, our total assets were $1.4 billion, a decrease of $12.6 million, or 0.9%, from the total as of December 31, 2005. This decrease was largely due to a decline in the market value of investment securities and also reflects minimal growth of our loan portfolio as a result of the continuing rise in market interest rates. The following discussion summarizes the significant changes in our financial condition for the three months ended March 31, 2006.

Mortgage-Backed and Other Securities Available for Sale

Our portfolio of mortgage-backed securities available for sale decreased by $16.8 million during the quarter ended March 31, 2006. This decrease was due to principal repayments of $15.0 million and unrealized holding losses of $1.8 million, as a result of the increase in interest rates during the quarter. We did not purchase or sell any securities in the first quarter of 2006.

The balance of our other investment securities available for sale (consisting of trust preferred securities and mutual funds) was substantially the same at March 31, 2006 and December 31, 2005, reflecting minimal unrealized holding losses.

The following table sets forth the Company’s holdings of mortgage-backed and other investment securities as of the dates indicated:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Available for sale, at fair value:
AAA mortgage-backed securities	$212,060	$222,290
GSE mortgage-backed securities	91,693	98,091
Other mortgage-backed securities	11,970	12,191
Trust preferred securities	8,000	8,000
Mutual funds	5,652	5,728

Total available for sale	329,375	346,300
Held to maturity:
Agency securities (fair value of $9,601 and $9,650)	9,721	9,708

Total investment securities	$339,096	$356,008

The amortized cost and fair value of the Company’s securities, by contractual maturity, are shown below as of March 31, 2006:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in five to ten years	$13,851	$13,611
Due after ten years	327,597	319,713
Mutual funds	5,750	5,652

Total	$347,198	$338,976

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2006 and December 31, 2005:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2006
GSE mortgage-backed securities	$43,505	$1,057	$48,188	$1,447	$91,693	$2,504
AAA and other mortgage-backed securities	89,374	1,750	117,139	3,995	206,513	5,745
Mutual funds	3,736	14	1,916	84	5,652	98
Agency securities	9,601	119	—	—	9,601	119

Total	$146,216	$2,940	$167,243	$5,526	$313,459	$8,466

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2005
GSE mortgage-backed securities	$50,251	$827	$40,903	$1,239	$91,154	$2,066
AAA and other mortgage-backed securities	119,248	1,751	97,018	2,817	216,266	4,568
Mutual funds	—	—	1,920	80	1,920	80
Agency securities	9,650	58	—	—	9,650	58

Total	$179,149	$2,636	$139,841	$4,136	$318,990	$6,772

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

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of March 31, 2006, we also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a full recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2006 and December 31, 2005, we believe the impairments detailed in the table above are temporary, and as a result, no impairment loss has been realized in our consolidated statements of operations.

Loans

Our portfolio of loans, net of discounts and allowances, increased by $5.7 million in the first quarter of 2006. This increase reflects loan originations of $60.4 million, consisting primarily of commercial real estate and residential land loans. We are expanding our product line in 2006 to include construction loans, and in March 2006 began funding our first construction loans. In addition, we intend to expand our volume of bridge loans. These loan originations were partially offset by repayments of $54.3 million. Beginning in the first quarter of 2005, our loan origination activity has been impeded by the increase in interest rates, which reduced the number and amount of refinancings, and also by increasing competitiveness in loan pricing. However, our asset quality remains strong, as the unpaid principal balance of nonperforming loans represented only 0.24% of total loans as of March 31, 2006.

Following is a summary of our loan portfolio as of the dates indicated:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Single-family residential	$28,669	$29,393
Multifamily residential	414,208	436,805
Commercial real estate	513,187	483,718
Consumer and other	1,090	853

Loan portfolio principal balance	957,154	950,769
Net premium and deferred fees	3,763	4,455
Allowance for loan losses	(7,100)	(7,080)

Total loan portfolio, net	$953,817	$948,144

The following table summarizes the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Balance, beginning of period	$7,080	$7,277
Provision for loan losses	40	—
Charge-offs	(19)	(6)
Recoveries	3	1
Amortization of fresh-start adjustment	(4)	(12)

Balance, end of period	$7,100	$7,260

The following table sets forth the delinquency status of our loans as of the dates indicated:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Balance of delinquent loans:
31 – 60 days	$5,949	$6,300
61 – 90 days	3,270	916
91 days or more (1)	2,259	5,138

Total delinquent loans	$11,478	$12,354

Delinquent loans as a percentage of total loan portfolio:
31 – 60 days	0.6%	0.7%
61 – 90 days	0.4	0.1
91 days or more (1)	0.2	0.5

Total	1.2%	1.3%

(1)	All loans delinquent more than 90 days were on nonaccrual status.

Deposits

Deposits increased by $79.4 million during the three months ended March 31, 2005, due to a substantial increase in wholesale CDs. The weighted average interest cost of the Bank’s deposits was 3.96% at March 31, 2006, compared with 3.64% at December 31, 2005. This increase resulted primarily from both the continuing increase in market interest rates and the issuance of wholesale CDs, resulting in an increase in CDs as a percentage of total deposits during the quarter. The Bank’s deposits at March 31, 2006 and December 31, 2005 included $16.5 million and $21.0 million, respectively, of balances held by BHBC and WFC. These deposits are eliminated in consolidation and are not reflected in total deposits on our consolidated statements of financial condition.

Repurchase Agreements

Repurchase agreements decreased by $23.0 million for the three months ended March 31, 2006, due to the repayment of a facility bearing interest at 3.6%. This repayment reduced the weighted-average cost of our repurchase agreements to 3.34% at March 31, 2006, compared with the December 31, 2005 weighted-average cost of 3.43%. We did not enter into any new repurchase agreements during the quarter, as our funding requirements were met with new wholesale CDs.

FHLB Advances

FHLB advances decreased by $68.0 million for the three months ended March 31, 2006 as we utilized CDs as our primary funding source. This decrease was due to $203.0 million in maturities, offset by new advances of $135.0 million. The FHLB has authorized a borrowing limit for total FHLB advances of 45% of the Bank’s total assets as of the previous quarter-end.

The following table sets forth information about our FHLB advances at the dates and for the periods indicated:

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
	(Dollars in thousands)
Amount outstanding at end of period	$462,837	$468,837
Average amount outstanding during the period	512,337	483,337
Maximum month-end balance outstanding during the period	552,837	494,837
Weighted average rate:
During the period	3.46%	2.81%
At end of period	3.53%	2.76%

Stockholders’ Equity

Our stockholders’ equity decreased by $1.1 million during the three months ended March 31, 2006 to $172.7 million, or $8.01 book value per diluted share, despite our net income of $2.5 million. This decrease was due to cash dividends of $2.7 million and after-tax unrealized losses of $1.1 million on our portfolio of available-for-sale securities, partially offset by a $0.1 million increase in paid-in capital from the exercise of stock options and related tax benefits.

REGULATORY CAPITAL REQUIREMENTS

Bank holding companies such as BHBC and FDIC-insured banks such as FBBH are required to meet certain minimum regulatory capital requirements. At March 31, 2006, BHBC and FBBH met all applicable regulatory capital requirements and FBBH was “well capitalized,” as defined under applicable regulations.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and capital ratios for BHBC and FBBH at March 31, 2006:

Regulatory Capital Ratios

			Amount Required
	Actual		For Capital Adequacy Purposes			To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
BHBC
Total capital to risk-weighted assets (Risk-based capital)	$172,302	18.1%	$76,343	≥	8.0%	Not Applicable
Tier 1 capital to risk-weighted assets	165,061	17.3%	38,171	≥	4.0%	Not Applicable
Tier 1 leverage ratio	165,061	12.0%	55,087	≥	4.0%	Not Applicable
FBBH
Total capital to risk-weighted assets (Risk-based capital)	$142,156	15.0%	$75,752	≥	8.0%	$94,690	≥	10.0%
Tier 1 capital to risk-weighted assets	135,098	14.3%	37,876	≥	4.0%	56,814	≥	6.0%
Tier 1 leverage ratio	135,098	9.9%	54,758	≥	4.0%	68,448	≥	5.0%

In addition to the requirements shown in the above table, FBBH is required by the DFI to maintain a ratio of tangible shareholder’s equity to total tangible assets of at least 8.0% for the first three years following the effective date of the charter conversion, or through August 31, 2008. As of March 31, 2006, the Bank was in compliance with the DFI’s requirement.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the measurement of an entity’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, originate loans, fund investments, purchase pools of loans, and make payments for general business purposes.

Our sources of liquidity include wholesale and retail deposits, FHLB advances (up to 45% of the Bank’s total assets as of the previous quarter-end), repurchase agreements, loan and mortgage-backed securities sales, and net interest income. We manage our liquidity on a daily basis, and our Board of Directors periodically reviews our liquidity. This process is intended to ensure the maintenance of sufficient funds to meet our operating needs. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet our operating needs.

At March 31, 2006, we had $612.5 million of certificates of deposit. Scheduled maturities of certificates of deposit during the 12 months ending March 31, 2007 and thereafter amounted to $452.4 million and $160.1 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management continues its effort to reduce our exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of our interest-earning assets.

We are party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents the Company’s future financial obligations outstanding as of March 31, 2006:

	Payments due within time period at March 31, 2006
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$468,039	$149,511	$16,953	$—	$634,503
Repurchase agreements	30,989	10,440	—	—	41,429
Employment contracts	484	509	—	—	993
Operating leases	698	1,286	882	1,570	4,436
FHLB advances	244,113	155,772	92,748	—	492,633
Junior subordinated notes payable to trust	1,700	3,400	3,400	56,744	65,244
Commitments to originate loans	22,587	—	—	—	22,587

Total	$768,610	$320,918	$113,983	$58,314	$1,261,825

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

Asset and Liability Management

It is our objective to attempt to control risks associated with interest rate movements. In general, our strategy is to limit our exposure to earnings volatility and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by the Asset and Liability Committees of the Company and of the Board of Directors (collectively, “ALCO”) which reviews, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses (including those attributable to hedging transactions), purchase activity, and maturities of investments and borrowings. ALCO establishes rate sensitivity tolerances (within regulatory guidelines) which are approved by our Board of Directors, and coordinates with our Board with respect to overall asset and liability composition.

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

The following table quantifies the potential changes in the Company’s net portfolio value at March 31, 2006, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
Change in Rates
+ 300bp	$150,417	$(27,820)	(16)%	11.40%	(145	)bp
+ 200bp	159,427	(18,810)	(11)	11.88	(97	)bp
+ 100bp	168,000	(10,237)	(6)	12.32	(53	)bp
0bp	178,237	—	—	12.85	—
- 100bp	183,351	5,114	3	13.04	19	bp
- 200bp	181,776	3,539	2	12.81	(4	)bp
- 300bp	179,823	1,586	1	12.56	(29	)bp

In determining net portfolio value, we rely upon various assumptions, including, but not limited to, prepayment speeds on our assets and the discount rates to be used. We review our assumptions regularly and adjust them when it is deemed appropriate based on current and future expected market conditions.

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

Another tool we use to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table summarizes the scheduled maturities or repricing of the Bank’s assets and liabilities based on their contractual terms as of March 31, 2006.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$19,822	$—	$—	$—	$19,822
Mortgage-backed and other investment securities	32,918	106,475	121,405	78,105	338,903
Single-family residential loans	15,584	2,362	47	10,676	28,669
Multifamily residential loans	123,775	141,485	105,097	43,851	414,208
Commercial real estate loans	180,185	113,954	166,662	46,536	507,337
Consumer and other loans	195	586	116	193	1,090
Other assets (1)	—	—	—	41,179	41,179

Total assets	372,479	364,862	393,327	220,540	1,351,208

Liabilities:
Noninterest-bearing deposits	—	—	—	5,761	5,761
NOW and money market accounts (2)	78,649	—	—	—	78,649
Savings accounts	3,605	—	—	—	3,605
Certificates of deposit	354,132	224,434	33,905	—	612,471
Repurchase agreements	30,000	10,000	—	—	40,000
FHLB advances	231,500	141,337	90,000	—	462,837
Other liabilities	—	—	—	14,718	14,718

Total liabilities	697,886	375,771	123,905	20,479	1,218,041

(Deficiency) excess of assets over liabilities	$(325,407)	$(10,909)	$269,422	$200,061	$133,167

Cumulative (deficiency) excess	$(325,407)	$(336,316)	$(66,894)	$133,167

Cumulative (deficiency) excess as a percent of total assets	(24.08)%	(24.89)%	(4.95)%	9.86%

(1)	Includes unamortized premium on loans and allowance for loan losses.
(2)	Includes $16,454 of money market deposits held by BHBC and WFC. These deposits are eliminated in consolidation and are not reflected in the consolidated statement of financial condition.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

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

The Company is involved in binding arbitration with a former officer who, in June 2004, pursuant to a plea bargain, pleaded guilty to two felony counts in connection with certain criminal proceedings against him arising out of the financial collapse of Capital Consultants LLC in 2000. As part of his plea bargain, the former officer agreed to pay restitution in the amount of $2.0 million. The former officer has made a claim against the Company for this amount, asserting that he is entitled to indemnification under Delaware law. He subsequently made an additional claim for more than $10 million in consequential damages and losses purportedly incurred by him as a result of his guilty plea and subsequent incarceration. This claim was based on various alleged damages such as loss of reputation, emotional distress, and interference with the former officer’s professional and personal relationships. The Company disagrees with these claims and is contesting the claims vigorously. In addition, the Company is seeking to recover some of the legal expenses that it paid on behalf of the former officer. The arbitration was held in February 2006. The arbitrator dismissed the former officer’s claim against the Company for consequential damages, and the Company expects the arbitrator to rule on the other claims toward the end of the second quarter of 2006. The Company’s legal expenses for these matters are expected to decline significantly following that ruling. The Company is not currently able to quantify the impact, if any, that the outcome of these actions may have on its financial condition or results of operations.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

10.1	Employment Agreement between Beverly Hills Bancorp Inc. and Larry B. Faigin dated March 7, 2006

10.2	Incentive Stock Option Agreement between Beverly Hills Bancorp Inc. and Larry B. Faigin dated January 3, 2006

10.3	Nonqualified Stock Option Agreement between Beverly Hills Bancorp Inc. and Larry B. Faigin dated January 3, 2006

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY HILLS BANCORP INC.

Date: May 5, 2006

	By:	/s/ LARRY B. FAIGIN
Larry B. Faigin
Chief Executive Officer

	By:	/s/ TAKEO K. SASAKI
Takeo K. Sasaki
Chief Financial Officer