Form 10-Q
period 2006-06-30
BEVERLY HILLS BANCORP INC
filed 2006-08-09
CIK 1024321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, par value $0.01 per share	21,461,507 shares

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$17,492	$20,954
Mortgage-backed securities available for sale, at fair value	408,139	332,572
Investment securities available for sale, at fair value	13,601	13,728
Investment securities held to maturity, at amortized cost (fair value of $9,324 and $9,650)	9,733	9,708
Loans, net of allowance for loan losses of $6,939 and $7,080	940,334	948,144
Discounted loans, net of allowance for loan losses of $164 and $209	1,369	1,679
Stock in Federal Home Loan Bank of San Francisco, at cost	25,360	27,625
Real estate owned, net	47	62
Leasehold improvements and equipment, net	1,421	1,539
Accrued interest receivable	7,174	6,284
Income taxes receivable	1,519	3,910
Deferred tax asset, net	31,968	30,739
Goodwill, net	3,054	3,054
Prepaid expenses and other assets	4,303	3,741

TOTAL	$1,465,514	$1,403,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing deposits	$5,022	$4,655
Interest-bearing deposits	698,437	599,994

Total deposits	703,459	604,649
Repurchase agreements	40,000	63,000
FHLB advances	497,837	530,837
Junior subordinated notes payable to trust	41,288	20,619
Accounts payable and other liabilities	11,625	10,764

Total liabilities	1,294,159	1,229,869

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 30,000,000 shares authorized, 27,100,875 and 26,965,874 shares issued (including 5,639,368 treasury shares)	271	270
Additional paid-in capital	165,859	165,710
Treasury stock, 5,639,368 shares, at cost	(15,224)	(15,224)
Retained earnings	27,444	27,019
Accumulated other comprehensive loss, net	(6,995)	(3,905)

Total stockholders’ equity	171,355	173,870

TOTAL	$1,465,514	$1,403,739

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Loans	$16,509	$14,538	$32,608	$27,965
Mortgage-backed securities	4,458	3,575	8,284	7,002
Securities and federal funds sold	563	428	1,043	779

Total interest income	21,530	18,541	41,885	35,746

INTEREST EXPENSE:
Deposits	7,547	4,165	13,787	7,379
Borrowings	5,385	4,773	10,624	9,356

Total interest expense	12,932	8,938	24,411	16,735

NET INTEREST INCOME	8,598	9,603	17,474	19,011
RECAPTURE OF LOSSES ON LOANS	(109)	—	(69)	(4)

NET INTEREST INCOME AFTER RECAPTURE OF LOSSES ON LOANS	8,707	9,603	17,543	19,015
OTHER INCOME:
Deposit fees and charges	28	16	39	36
Real estate owned, net	(6)	(15)	(11)	192
Loss on sale of loans	—	(21)	—	(21)
FHLB stock dividends	321	264	673	510
Other income (loss), net	1	54	(4)	74

Total other income	339	298	697	791

OTHER EXPENSES:
Compensation and employee benefits	2,018	1,895	4,031	3,764
Professional fees	389	922	2,031	1,628
Occupancy	254	251	500	511
Loan expenses	77	102	227	196
Regulatory assessments	19	83	39	167
Data processing	104	125	197	280
Insurance	174	174	346	347
Depreciation	92	91	181	146
Amortization of intangibles	—	64	—	129
Directors expense	96	135	186	270
Other general and administrative expense	297	398	626	691

Total other expenses	3,520	4,240	8,364	8,079

INCOME BEFORE INCOME TAX PROVISION	5,526	5,661	9,876	11,727
INCOME TAX PROVISION	2,250	2,388	4,102	4,966

NET INCOME	$3,276	$3,273	$5,774	$6,761

Earnings per share—basic	$0.15	$0.15	$0.27	$0.32
Earnings per share—diluted	$0.15	$0.15	$0.27	$0.31

Weighted average number of shares—basic	21,368,113	21,179,399	21,348,213	21,159,293
Weighted average number of shares—diluted	21,552,366	21,484,285	21,552,981	21,473,869

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,774	$6,761
Adjustments to reconcile net income to net cash provided by operating activities:
Net recaptures of losses on loans	(69)	(4)
Write-down of real estate owned	6	10
Depreciation and amortization	181	275
Stock-based compensation	118	—
Deferred tax provision	1,006	1,487
Loss (gain) on sale of real estate owned	3	(218)
Loss on sale of equipment	5	—
Loss on sale of loans	—	21
Amortization of discounts and deferred fees	396	825
Federal Home Loan Bank stock dividends	(667)	(464)
Tax benefit from exercise of nonqualified stock options	—	305
Change in:
Accrued interest receivable	(890)	(1,075)
Income taxes receivable	2,391	—
Prepaid expenses and other assets	(562)	(607)
Accounts payable and other liabilities	861	1,403

Net cash provided by operating activities	8,553	8,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(36,197)	(89,824)
Loan originations	(87,463)	(58,281)
Loan repayments	131,515	89,909
Purchase of mortgage-backed securities available for sale	(117,902)	(83,627)
Repayments of mortgage-backed securities available for sale	37,037	44,078
Purchases of FHLB stock	—	(2,744)
Proceeds from sale of FHLB stock	2,932	—
Proceeds from sale of real estate owned	19	1,987
Purchases of leasehold improvements and equipment	(68)	(717)

Net cash used in investing activities	(70,127)	(99,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	98,810	28,283
Decrease in repurchase agreements	(28,000)	(2,000)
Proceeds from FHLB advances	260,000	200,000
Repayments of FHLB advances	(293,000)	(124,000)
Issuance of junior subordinated notes payable	20,619	—
Proceeds from exercise of stock options	17	163
Tax benefit from exercise of nonqualified stock options	15	—
Dividends paid on common stock	(5,349)	(5,294)

Net cash provided by financing activities	58,112	92,152

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,462)	1,702
CASH AND CASH EQUIVALENTS:
Beginning of period	20,954	15,526

End of period	$17,492	$17,228

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION— Cash paid during the period for:
Interest	$28,216	$15,365
Income taxes, net	720	3,028
NONCASH INVESTING ACTIVITIES:
Additions to real estate owned acquired in settlement of loans	13	120

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Beverly Hills Bancorp Inc. (“BHBC,” and with its consolidated subsidiaries, the “Company”) are unaudited and should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is set forth in Note 2 to the Consolidated Financial Statements in such Annual Report on Form 10-K. There were no significant changes to any accounting policies during the quarter or six months ended June 30, 2006.

In the opinion of management, all adjustments, generally comprised of normal recurring accruals necessary for a fair presentation of the interim condensed consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

As of December 31, 2005, the Company reclassified its prepayment fees on loans from other operating income to interest income. The amounts in prior periods have been reclassified to conform to the current format. This change in classification was made pursuant to the conversion of its bank subsidiary’s charter from a federal savings and loan charter to a California state commercial bank charter, effective September 1, 2005. The Company believes this classification of loan prepayment fees is consistent with that of other state-chartered banks. The amount of such fees reclassified as interest income totaled $550,000 and $863,000, respectively, for the three-month and six-month periods ended June 30, 2005.

2.	PER-SHARE DATA

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potentially dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2006 and 2005.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006		2005	2006		2005
	(Dollars in thousands, except per-share data)
Net income	$3,276		$3,273	$5,774		$6,761

Weighted average number of common shares outstanding—basic	21,368,113		21,179,399	21,348,143		21,159,293
Net effect of dilutive stock options—based on treasury stock method	184,253	(1)	304,886	204,838	(2)	314,576

Weighted average number of common shares outstanding—diluted	21,552,366		21,484,285	21,552,981		21,473,869

Earnings per share—basic	$0.15		$0.15	$0.27		$0.32

Earnings per share—diluted	$0.15		$0.15	$0.27		$0.31

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Does not include a weighted average of 600,000 options outstanding during the period whose exercise would have had an anti-dilutive effect on earnings per share.
(2)	Does not include a weighted average of 593,370 options outstanding during the period whose exercise would have had an anti-dilutive effect on earnings per share.

3.	STOCK-BASED COMPENSATION

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

A summary of the Company’s stock option activity for the periods indicated is presented below:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	917,106	$7.66	322,106	$2.29
Granted	—	—	600,000	10.50
Exercised	(130,001)	1.75	(135,001)	1.81
Forfeited	(29,603)	1.84	(29,603)	1.84

Outstanding at end of period	757,502	$8.90	757,502	$8.90

Exercisable at end of period	257,502	$5.78	257,502	$5.78

A summary of the status of the Company’s nonvested options as of June 30, 2006, and changes during the three- and six-month periods then ended, is presented below:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	567,502	$1.11	17,502	$0.79
Granted	—	—	600,000	1.13
Vested	(67,502)	1.11	(117,502)	1.16
Forfeited	—	—	—	—

Nonvested at end of period	500,000	$1.11	500,000	$1.11

Prior to 2006, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”), as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 128, Accounting for Stock-Based Compensation (“SFAS No. 128”).

In December 2004, the FASB issued SFAS No. 128 (revised 2004), Share-Based Payment (“SFAS No. 128R”). Under this standard, companies are no longer able to account for share-based compensation

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

transactions using the intrinsic value method in accordance with APB 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations.

Effective January 1, 2006, the Company adopted SFAS No. 128R using the modified prospective transition method. Under this method, stock compensation cost recognized beginning January 1, 2006 includes (a) compensation cost for all previously granted stock options that were unvested as of January 1, 2006 and (b) compensation cost for all stock options granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 128R. Results for prior periods have not been restated.

In the second quarter of 2006, the application of SFAS No. 128R resulted in stock-based compensation expense of $57,649, deferred tax benefits of $22,848 and a net reduction in net income of $34,801. There was a negligible effect on basic and diluted earnings per share. For the six months ended June 30, 2006, the Company recorded stock-based compensation expense of $117,833, deferred tax benefits of $45,696 and a net reduction in net income of $72,137, reducing basic and diluted earnings per share by $0.01. The compensation expense and deferred tax benefits are reflected as adjustments to cash flows from operating activities on the Company’s consolidated statement of cash flows. The Company recorded tax benefits from the exercise of non-qualified stock options of $14,663, which are included in cash flows from financing activities for the six months ended June 30, 2006. Prior to the adoption of SFAS No. 128R, such tax benefits were presented as adjustments to cash flows from operating activities.

At June 30, 2006, the Company had $564,444 of unrecognized compensation cost related to unvested stock options. This cost is expected to be amortized over a weighted-average period of 2.50 years, ending in December 2008.

Additional information regarding options outstanding as of June 30, 2006 is as follows:

			Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Range of Exercise Prices	Total Shares	Exercisable Shares		Options Outstanding	Options Exercisable
$1.87	55,000	55,000	5.37	$1.87	$1.87
$2.34 – $2.61	30,000	30,000	5.65	2.43	2.43
$3.45 – $3.80	72,502	72,502	6.43	3.64	3.64
$10.50	600,000	100,000	9.51	10.50	10.50

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Prior to the adoption of SFAS No. 128R, the Company applied APB 25 to account for its stock-based awards. The following table illustrates the effect on net income and earnings per share had the Company accounted for share-based compensation in accordance with SFAS No. 128R for the period indicated:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in thousands, except per-share data)
Net income, as reported	$3,273	$6,761
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	62	146

Pro forma net income	$3,211	$6,615

Earnings per share—basic:
As reported	$0.15	$0.32

Pro forma	$0.15	$0.31

Earnings per share—diluted:
As reported	$0.15	$0.31

Pro forma	$0.15	$0.31

4.	COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

At June 30, 2006, the Company had outstanding commitments to fund $47.3 million of loans. Loan commitments expose the Company to credit risk in excess of amounts reflected in the consolidated financial statements. The Company receives collateral to support loans and commitments to extend credit for which collateral is deemed necessary.

5.	INCOME TAXES

The Company files consolidated federal and state income tax returns with its eligible subsidiaries. The Company recorded income tax provisions of $2.25 million and $4.1 million, respectively, for the three and six months ended June 30, 2006, compared with provisions of $2.4 million and $5.0 million, respectively, for the corresponding 2005 periods. A portion of the Company’s income tax provision is not expected to be currently payable in cash, due to the utilization of the Company’s net operating loss carryforward. The Company’s deferred tax provision (benefit) is determined on a quarterly basis pursuant to an evaluation of its net deferred tax asset. These deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts and are primarily attributable to net operating loss carryforwards, in addition to other differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 42% is applied to each attribute in determining the amount of the related deferred tax asset or liability. Decreases (increases) in the net deferred tax asset are recorded as a deferred tax provision (benefit) in the consolidated statements of operations.

The Company’s net deferred tax asset was $32.0 million and $30.7 million, respectively, at June 30, 2006 and December 31, 2005. In accounting for the deferred tax asset, the Company applies SFAS No. 109, Accounting for Income Taxes, which requires, among other things, that deferred tax assets be reduced by a

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has evaluated the positive and negative evidence regarding the future realization of its deferred tax assets and has recorded a valuation allowance of $5.8 million. The Company believes it is more likely than not that its net deferred tax asset of $32.0 million will be realized in future periods.

As of June 30, 2006, the Company had federal net operating loss carryforwards of $87.5 million and also had state net operating loss carryforwards. The federal carryforward period runs through 2020. However, in June 2002 the Company experienced a change in control as defined by Section 382 of the Internal Revenue Code. As a result of the change in control, the Company’s net operating loss carryforwards that were generated prior to the change in control are subject to an annual limitation on the amount that may be used to offset taxable income. The Company has determined that the limitation on the amount that may be used annually to offset taxable income is approximately $6.0 million.

6.	OPERATING SEGMENTS

The Company’s two operating segments, as defined by the Company’s management, consist of its Banking Operations and its Holding Company and Other Operations. Through the year ended December 31, 2005, the Company reported the results of its investment subsidiary, WFC Inc. (“WFC”), as an additional segment known as “Mortgage Investments.” In 2006, the Company determined that WFC no longer meets the qualitative definition or quantitative thresholds of an operating segment as set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Consequently, WFC’s results for the three and six months ended June 30, 2006 are not presented as a separate segment but are included in the Holding Company and Other Operations segment. Segment data for the three and six months ended June 30, 2005 have been restated to conform to the current format.

The Company’s operating segments are described in further detail as follows:

•	Banking Operations—Through its bank subsidiary, First Bank of Beverly Hills (“FBBH” or the “Bank”), the Company conducts a banking business focused primarily on products tailored to commercial and multifamily real estate lending, in addition to investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. The primary sources of funding for the Bank are deposits, Federal Home Loan Bank (“FHLB”) advances and repurchase agreements. The Bank is a state-chartered commercial bank and is regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

•	Holding Company and Other Operations—The Company’s Holding Company and Other Operations consist of other operating revenues and expenses not attributable to its Banking Operations. This segment includes interest income on loans and other investments, interest expense on $41.2 million of junior subordinated notes payable, general corporate expenses and eliminations of intercompany accounts and transactions.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment data for the three months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30, 2006
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$21,074	$456	$21,530
Interest expense	12,439	493	12,932

Net interest income (expense)	8,635	(37)	8,598
(Recapture of) provision for loan losses	(154)	45	(109)

Net interest income (expense) after (recapture of) provision for loan losses	8,789	(82)	8,707
Other income (loss)	351	(12)	339
Compensation and employee benefits expense	1,772	246	2,018
Other expenses	1,304	198	1,502

Income (loss) before taxes	6,064	(538)	5,526
Income tax provision (benefit)	2,466	(216)	2,250

Net income (loss)	$3,598	$(322)	$3,276

Total assets	$1,428,987	$41,527	$1,465,514

	Three Months Ended June 30, 2005
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$18,329	$212	$18,541
Interest expense	8,580	358	8,938

Net interest income (expense)	9,749	(146)	9,603
Realized losses on sales	—	(21)	(21)
Other income	267	52	319
Compensation and employee benefits expense	1,832	63	1,895
Other expenses	1,485	860	2,345

Income (loss) before taxes	6,699	(1,038)	5,661
Income tax provision (benefit)	2,835	(447)	2,388

Net income (loss)	$3,864	$(591)	$3,273

Total assets	$1,401,513	$34,409	$1,435,922

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment data for the six months ended June 30, 2006 and 2005 are as follows:

	Six Months Ended June 30, 2006
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$41,188	$697	$41,885
Interest expense	28,609	802	24,411

Net interest income (expense)	17,579	(105)	17,474
(Recapture of) provision for loan losses	(114)	45	(69)

Net interest income (expense) after (recapture of) provision for loan losses	17,693	(150)	17,543
Other income (loss)	711	(14)	697
Compensation and employee benefits expense	3,553	478	4,031
Other expenses	2,496	1,837	4,333

Income (loss) before taxes	12,355	(2,479)	9,876
Income tax provision (benefit)	5,140	(1,038)	4,102

Net income (loss)	$7,215	$(1,441)	$5,774

Total assets	$1,423,987	$41,527	$1,465,514

	Six Months Ended June 30, 2005
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$35,241	$505	$35,746
Interest expense	16,048	687	16,735

Net interest income (expense)	19,193	(182)	19,011
Recapture of loan losses	—	(4)	(4)

Net interest income (expense) after recapture of loan losses	19,193	(178)	19,015
Realized losses on sales	—	(21)	(21)
Other income	746	66	812
Compensation and employee benefits expense	3,611	153	3,764
Other expenses	2,828	1,492	4,315

Income (loss) before taxes	13,505	(1,778)	11,727
Income tax provision (benefit)	5,728	(762)	4,966

Net income (loss)	$7,777	$(1,016)	$6,761

Total assets	$1,401,513	$34,409	$1,435,922

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill of $3.1 million as a result of the Bank’s purchase of its Beverly Hills branch in June 2000. Through December 31, 2001, the goodwill was amortized on a straight-line basis over an estimated useful life of 15 years. In January 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and, as a result, no longer amortizes goodwill, but tests it at least annually for impairment. The Company tested goodwill for impairment as of March 31, 2006 and determined that no impairment charge was required. There were no conditions that indicated impairment at June 30, 2006.

The Company has entered into an agreement to sell the Bank’s Beverly Hills branch (see Note 13). After the branch is sold, the goodwill will be written off in full, reducing any potential gain on the sale by $3.1 million.

The Company also recorded a core deposit intangible of $1.3 million in connection with the Bank’s purchase of the branch. The core deposit intangible was amortized on a straight-line basis over an estimated useful life of 5 years and had been amortized in full as of June 30, 2005. For the three and six months ended June 30, 2005, the Company recorded amortization expense of $64,000 and $129,000, respectively, related to the core deposit intangible.

8.	LEGAL MATTERS

In May 2006, the Company received a favorable ruling from an arbitrator on all matters in connection with the Company’s disputes with a former officer. Pursuant to a binding arbitration held in February 2006, the arbitrator ruled that the Company has no obligation to indemnify the former officer for his monetary penalties or his legal expenses which arose from a criminal investigation of the officer.

In June 2004, the former officer pleaded guilty to two felony counts in connection with criminal proceedings against him arising out of the financial collapse of Capital Consultants LLC in 2000. As part of the plea bargain, the former officer agreed to pay restitution in the amount of $2.0 million. He subsequently made a claim against the Company for this amount, asserting that he is entitled to indemnity under Delaware law. The Company disagreed with this assertion and also filed a counterclaim to recover the legal fees and expenses it paid on the former officer’s behalf in prior years.

The arbitrator dismissed the former officer’s claim for reimbursement of the $2.0 million restitution and ruled that under Delaware law, the former officer is not entitled to indemnity for his related legal expenses. As a result of this ruling, the Company is entitled to recover the $4.1 million in legal fees and expenses previously advanced on the former officer’s behalf, plus interest on such advances calculated from the date of original payment. In addition, as the prevailing party, the Company is entitled to reimbursement of its own legal fees and costs incurred in connection with these claims.

In the second quarter of 2006, the Company recorded a reduction in legal expenses of $746,000 through the reversal of expenses previously accrued through May 31, 2006 on behalf of the former officer that it is no longer obligated to pay. The Company and the former officer are in negotiations to reach a final resolution. However, there can be no assurance that the Company will ultimately recover all or any of the expenses previously paid in relation to its disputes with the former officer.

The Company is also involved in litigation with its former loan servicing subsidiary, Wilshire Credit Corporation (“WCC”), and WCC’s parent, Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”), which purchased WCC from the Company in April 2004. Beginning in June 2005, WCC made demands on the Company for reimbursement of certain costs purportedly incurred by WCC in connection with WCC’s

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

performance under one of its loan servicing contracts. Through June 30, 2006, WCC had claimed a total of $890,000 of such costs. WCC further asserted that the Company is obligated to reimburse WCC for similar recurring costs it may incur through April 2008. The Company disagrees with this assertion. As a result, in July 2005 the Company filed a complaint for declaratory relief against WCC and Merrill Lynch. The complaint seeks, among other things, a declaration that the Company has no obligation to reimburse WCC for those costs, and that if such an obligation is found to exist, it is for a substantially lesser amount than that claimed by WCC. In September 2005, Merrill Lynch filed a cross-complaint against the Company alleging breach of contract. The Company is not currently able to quantify the impact, if any, that the outcome of these actions may have on its financial condition or results of operations.

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

The Company paid dividends totaling $2.7 million and $5.3 million, respectively, for the three and six months ended June 30, 2006. Commencing in the second quarter of 2004, the Company has declared regular quarterly cash dividends of $0.125 per share, or $0.50 annually.

10.	ISSUANCE OF TRUST PREFERRED SECURITIES

On May 16, 2006, the Company issued $20.6 million in floating-rate junior subordinated notes payable to a newly formed subsidiary, Beverly Hills Statutory Trust 2006 (the “Trust”). The Trust purchased these notes using the proceeds from a private placement of $20 million in trust preferred securities and from the issuance of $0.6 million in common trust securities to the Company. The junior subordinated notes bear interest at the 3-month LIBOR rate plus 1.55% (7.00% at June 30, 2006), payable quarterly, and mature in June 2036. The notes may be prepaid at any time on or after June 28, 2011 at par or at any time before June 28, 2011 at a premium to par. The trust preferred securities have terms that mirror the junior subordinated notes, and the Company has guaranteed the payments on these securities.

The Company intends to use the proceeds from the sale of the junior subordinated debentures, together with the other funds of the Company, to repurchase shares of its common stock pursuant to a self-tender offer. See Note 12 below.

11.	NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The Company does not believe that the adoption of SFAS No. 156 will have a material effect on its financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statement to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company is evaluating the impact, if any, that the adoption of FIN 48 will have on its financial position, results of operations or cash flows.

12.	SUBSEQUENT EVENT—OFFER TO REPURCHASE COMMON STOCK

On July 14, 2006, the Company commenced a tender offer for the repurchase of up to 2,750,000 shares of its common stock, or approximately 12.8% of its outstanding common stock. Unless extended, the tender offer will expire on August 14, 2006. The Company is making the tender offer through a procedure commonly referred to as a modified “Dutch auction.” This procedure allows each stockholder to select the price, within the range of $9.00 to $9.50 per share, at which the stockholder is willing to sell all or a portion of his or her shares to the Company.

Based on the number of shares of common stock tendered and the prices specified by the tendering stockholders, the Company will select the lowest per-share price within the specified range that would allow it to purchase 2,750,000 shares (or any lesser number of shares that are properly tendered). All shares will be purchased at the same price, including shares tendered at a lower price. Shareholders whose shares are purchased in the tender offer will be paid in cash, without interest, promptly after expiration of the offer.

If the Company purchases all 2,750,000 shares at $9.50 per share, the total purchase would be $26.1 million. The Company intends to finance the repurchase of its stock primarily with the proceeds from the issuance of $20 million of trust preferred securities in May 2006, as discussed in Note 10.

13.	SUBSEQUENT EVENT—SALE OF BEVERLY HILLS BRANCH

On August 7, 2006, the Company entered into an agreement to sell FBBH’s Beverly Hills branch to First Bank, a subsidiary of First Banks, Inc., headquartered in St. Louis, Missouri. Under the terms of the agreement, First Bank will assume all of the deposits and certain other liabilities at the Beverly Hills branch. In addition, First Bank will assume the lease of the branch premises and will acquire certain assets at the branch at their respective book values. This transaction, which is subject to regulatory approvals, is expected to close during the fourth quarter of 2006. Subsequent to the sale, FBBH would retain its name and continue to employ the same deposit-gathering strategy at its retail Calabasas branch.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The carrying values of the assets and liabilities to be transferred to First Bank were as follows as of June 30, 2006:

June 30, 2006
(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$177
Loans, net	18
Leasehold improvements and equipment, net	75

Total assets	$270

LIABILITIES:
Deposits	$156,544
Accrued interest payable	1,091
Other liabilities	7

Total liabilities	$157,642

In addition, the Company has goodwill of approximately $3.1 million which would be written off upon the closing of the sale.

The sale agreement provides that FBBH will receive a premium of 5.50% of the branch’s total deposits and accrued interest. Based on the level of deposits at June 30, 2006, the total premium would be approximately $8.6 million. The company expects to realize a net gain on the sale of approximately $5.0 million, after the write-off of goodwill and after related selling expenses.

The assets and liabilities of the Beverly Hills branch as of June 30, 2006 are reported at their carrying values, which the Company believes approximate their market values. It was not considered necessary to record a market value adjustment as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, because the Company expects to realize a gain on the sale and because the branch’s assets will be sold at their book values.

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

On August 7, 2006, we entered into an agreement to sell the Bank’s Beverly Hills branch. We intend to operate principally as a wholesale bank subsequent to the sale, which is expected to close in the fourth quarter of 2006.

Our net income for the three months ended June 30, 2006 was $3.3 million, or $0.15 per diluted share, compared with a similar result for the three months ended June 30, 2005. Our net interest income declined by $1.0 million, reflecting a significant increase in our cost of funds as a result of the continuing rise in market interest rates. This decrease was partially offset by a $0.7 million decline in other operating expenses due to the reversal of previously accrued and unpaid legal expenses relating to a former officer and a $0.1 million recapture of loan loss provisions.

For the six months ended June 30, 2006, our net income was $5.8 million, or $0.27 per diluted share, compared with $6.8 million, or $0.31 per diluted share, for the six months ended June 30, 2005. This decrease reflects a $1.5 million decline in net interest income, in addition to increases in operating expenses in the 2006 period.

Our stockholders’ equity decreased by $2.5 million for the six months ended June 30, 2006 to $171.4 million, or $7.95 book value per diluted share, despite our net income of $5.8 million. This decrease was due to cash dividends of $5.3 million and after-tax unrealized losses of $3.1 million on our portfolio of available-for-sale securities, partially offset by a $150,000 increase in paid-in capital representing stock-based compensation expense and the issuance of additional common stock from exercise of stock options.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our Critical Accounting Policies and Estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Report on Form 10-K for the year ended December 31, 2005. There were no changes to our Critical Accounting Policies and Estimates in the three or six months ended June 30, 2006.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2005

Net Interest Income

Net interest income was $8.6 million for the three months ended June 30, 2006, compared with $9.6 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, net interest income totaled

$17.5 million, compared with $19.0 million for the first six months of 2005. These decreases were due primarily to a decline in our net interest margin, as the amounts of net interest earning assets in the 2006 periods were comparable to those of the 2005 periods.

Our net interest margin was 2.54% for the second quarter of 2006, compared with 2.91% for the second quarter of 2005, and 2.61% for the six-month period ended June 30, 2006, compared with 2.94% for the corresponding 2005 period. These declines in the margin were the result of increasing market interest rates. Because our interest bearing liabilities reprice more frequently than our interest earning assets, the net interest margin tends to decrease as interest rates rise. As a result, the weighted average cost of our interest bearing liabilities increased by 120 basis points to 4.18% for the three months ended June 30, 2006, compared to 2.98% for the three months ended June 30, 2005. Similarly, our weighted average cost of funds increased by 115 basis points, to 4.00% for the first six months of 2006, compared with 2.85% for the first six months of 2005. In contrast, the yield on our interest-earning assets increased by only 72 basis points from the 2005 periods to the 2006 periods. We anticipate that the net interest margin may narrow further in future periods if interest rates continue to rise and the treasury yield remains relatively flat.

The following tables set forth, for the periods indicated, information regarding the total amount of our income from interest-earning assets and the resulting weighted average yields, the interest expense associated with interest-bearing liabilities along with the resulting weighted average rates, in addition to net interest income, interest rate spread and net interest margin. The interest income and expense amounts in the tables below are consolidated, but reflect primarily the results of the Bank.

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage-backed securities	$361,419	$4,458	4.88%	$335,998	$3,575	4.27%
Loans(1)(2)(3)	957,447	16,509	6.82%	939,758	14,538	6.12%
Federal funds and other investments	40,159	563	5.55%	46,843	428	3.66%

Total interest-earning assets	1,359,025	21,530	6.27%	1,322,599	18,541	5.55%

Noninterest-earning cash	1,853			2,153
Allowance for loan losses	(7,288)			(7,993)
Other assets	74,908			71,975

Total assets	$1,428,548			$1,388,734

Interest-Bearing Liabilities:
Interest-bearing deposits:
Savings, NOW and money market accounts	$64,257	$538	3.36%	$109,185	$725	2.66%
Certificates of deposit	626,580	7,009	4.49%	448,322	3,440	3.08%

Total interest-bearing deposits	690,837	7,547	4.38%	557,507	4,165	3.00%
Repurchase agreements	40,000	337	3.38%	136,750	1,059	3.11%
FHLB advances	477,837	4,412	3.70%	486,337	3,356	2.77%
Junior subordinated notes payable	30,929	636	8.25%	20,619	358	6.96%

Total interest-bearing liabilities	1,289,603	12,932	4.18%	1,201,213	8,938	2.98%

Noninterest-bearing deposits	5,152			4,028
Other liabilities	11,006			11,152

Total liabilities	1,255,761			1,216,393
Stockholders’ equity	172,787			172,341

Total liabilities and stockholders’ equity	$1,428,548			$1,388,734

Net interest income		$8,598			$9,603

Net interest spread			2.09%			2.57%
Net interest margin			2.54%			2.91%

(1)	It is the Company’s policy to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.
(2)	Interest income on loans includes the accretion of loan fees of $350 and $114, respectively, for the quarters ended June 30, 2006 and 2005.
(3)	As of December 31, 2005, the Company reclassified its prepayment fees on loans from other operating income to interest income. The amount of such fees reclassified as interest income for the three months ended June 30, 2005 totaled $550.

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage-backed securities	$346,507	$8,284	4.73%	$326,989	$7,002	4.32%
Loans(1)(2)(3)	961,201	32,608	6.75%	933,315	27,965	6.04%
Federal funds and other investments	41,778	1,043	4.97%	43,464	779	3.61%

Total interest-earning assets	1,349,486	41,885	6.17%	1,303,768	35,746	5.45%

Noninterest-earning cash	1,622			2,319
Allowance for loan losses	(7,256)			(9,187)
Other assets	75,641			72,199

Total assets	$1,419,493			$1,369,099

Interest-Bearing Liabilities:
Interest-bearing deposits:
Savings, NOW and money market accounts	$65,521	$1,029	3.17%	$110,756	$1,382	2.52%
Certificates of deposit	591,583	12,758	4.35%	431,476	5,997	2.80%

Total interest-bearing deposits	657,104	13,787	4.28%	542,282	7,379	2.74%
Repurchase agreements	46,571	779	3.37%	132,857	1,962	2.98%
FHLB advances	499,694	8,780	3.54%	487,128	6,707	2.78%
Junior subordinated notes payable	26,510	1,065	8.10%	20,619	687	6.72%

Total interest-bearing liabilities	1,229,879	24,411	4.00%	1,182,831	16,735	2.85%

Noninterest-bearing deposits	4,933			4,272
Other liabilities	11,187			9,685

Total liabilities	1,245,999			1,196,788
Stockholders’ equity	173,494			172,311

Total liabilities and stockholders’ equity	$1,419,493			$1,369,099

Net interest income		$17,474			$19,011

Net interest spread			2.17%			2.60%
Net interest margin			2.61%			2.94%

(1)	It is the Company’s policy to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.
(2)	Interest income on loans includes the accretion of loan fees of $570 and $154, respectively, for the six months ended June 30, 2006 and 2005.
(3)	As of December 31, 2005, the Company reclassified its prepayment fees on loans from other operating income to interest income. The amount of such fees reclassified as interest income for the six months ended June 30, 2005 totaled $863.

Interest income on mortgage-backed securities was $4.5 million for the second quarter of 2006, compared with $3.6 million for the second quarter of 2005. For the six months ended June 30, 2006, interest income on mortgage-backed securities totaled $8.2 million, compared with $7.0 million for the six months June 30, 2005. The increases in the 2006 periods reflect primarily an increase in yields due to rising market interest rates, which extended the expected lives of the securities and reduced the amortization of premiums. As a result, our yield on mortgage-backed securities increased by 61 basis points from the second quarter of 2005 to the second quarter of 2006, and by 41 basis points from the first six months of 2005 to the first six months of 2006. To a lesser extent, the increase in interest income reflects an increase in the average investment balance, primarily as a result of the increase in mortgage-backed securities throughout 2005. In addition, we purchased $117.9 million in mortgage-backed securities in the second quarter of 2006.

Interest income on loans was $16.5 million for the quarter ended June 30, 2006, compared with $14.5 million for the quarter ended June 30, 2005. For the six months ended June 30, 2006, interest income on loans was $32.6 million, compared with $28.0 million for the first six months of 2005. This increase was due primarily to higher market interest rates in 2006, which increased the weighted average yield on the loan portfolio by 70 basis points from the second quarter of 2005 to the second quarter of 2006, and by 71 basis points from the six-month period ended June 30, 2005 to the six-month period ended June 30, 2006. Adjustable-rate loans (including loans with an initial fixed rate for 3 or 5 years which subsequently convert to adjustable-rate) comprised 86.7% of our total loans at June 30, 2006, increasing the sensitivity of the portfolio to interest rate fluctuations. The increase in loan interest income was to a lesser extent due to an increase in the average balance of loans from the first two quarters in 2005 to the first two quarters in 2006. This increase in average volume reflects the Bank’s moderate growth in its loan portfolio throughout 2005 (the effects of which are realized in future periods), largely through loan portfolio acquisitions in the second and fourth quarters of 2005.

Interest expense on deposits was $7.5 million for the quarter ended June 30, 2006, compared with $4.2 million for the quarter ended June 30, 2005. For the six months ended June 30, 2006, interest on deposits totaled $13.8 million, compared with $7.4 million for the first six months of 2005. This increase was primarily the result of an increase in the average cost of our interest-bearing deposits of 138 basis points from the second quarter of 2005 to the second quarter of 2006, and an increase in cost of 149 basis points from the first six months of 2005 to the first six months of 2006. The higher average cost of funds in 2006 was largely due to the continuing increase in market interest rates, which raised the cost of deposits as maturing certificates of deposit (CDs) were replaced with higher-costing CDs. In addition, the proportion of CDs to total deposits increased to an average of 90.0% for the first six months of 2006, compared with an average of 79.6% for the corresponding 2005 period. The Bank has utilized deposits as its primary funding source in the first two quarters of 2006 and raised a significant volume of wholesale CDs, resulting in a $114.9 million increase in the average balance of interest-bearing deposits over the first two quarters of 2005.

Interest expense on repurchase agreements and Federal Home Loan Bank (“FHLB”) advances totaled $4.7 million for the three months ended June 30, 2006, compared with $4.4 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, interest expense on repurchase agreements and FHLB advances was $9.6 million, compared with $8.7 million for the six months ended June 30, 2005. These increases were due to the higher market interest rates in the 2006 periods. This continuing increase in rates raised the cost of our repurchase agreements and FHLB advances by 39 and 76 basis points, respectively, from the first six months of 2005 to the first six months of 2006. The effects of the higher rates were partially offset by a decline in the average total borrowing balance from the first two quarters of 2005 to the corresponding 2006 periods, as we utilized CDs as our primary funding source.

Interest expense on our junior subordinated notes payable was $0.6 million for the second quarter of 2006, compared with $0.4 million for the second quarter of 2005. For the six months ended June 30, 2006, interest on junior subordinated notes payable totaled $1.1 million, compared with $0.7 million for the first six months of 2005. These increases reflect both higher volume and higher rates in the 2006 periods. In May 2006 we issued $20 million in trust preferred securities to fund our anticipated stock repurchase. This new debt increased the average liability balance for the three and six months ended June 30, 2006 by $10.3 million and $5.9 million, respectively, over the amounts for the 2005 periods. These new notes and our earlier notes, issued in July 2002, bear interest at a premium over LIBOR, and therefore generate higher interest expense in periods of rising rates.

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

We recorded net recaptures of loan loss reserves of $109,000 for the three months ended June 30, 2006, compared with no provision or recapture activity in the three months ended June 30, 2005. For the six months ended June 30, 2006, our net loan loss recaptures were $69,000, compared with $4,000 in net recaptures for the corresponding 2005 period.

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

Other Expenses

Compensation and employee benefits expense totaled $2.0 million for the three months ended June 30, 2006, compared with $1.9 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, compensation expense totaled $4.0 million, compared with $3.8 million for the first six months of 2005. The increases in the 2006 periods were due primarily to two factors: (1) in August 2005 we hired a new Chief Executive Officer, whose compensation is reflected in the first two quarters of 2006 but not the first two quarters of 2005, and (2) effective January 1, 2006, we adopted SFAS No. 128R, which requires that we record the fair value of stock option grants as compensation expense. As a result, we recorded $58,000 and $118,000, respectively, in compensation costs pursuant to the adoption of SFAS No. 128R for the quarter and six months ended June 30, 2006. This expense was primarily related to stock options granted to the new Chief Executive Officer in January 2006. We expect to incur similar amounts of compensation expense related to these options through December 31, 2008, when these options vest in full.

Our legal expenses (included in “Professional fees” in the statement of operations) for the second quarter of 2006 reflect a net recapture of $25,000 of expenses, compared with $0.6 million in legal expenses incurred for the second quarter of 2005. The net recapture in the second quarter of 2006 was due the reversal of $746,000 in previously accrued and unpaid expenses on behalf of a former officer. This reversal of expenses was pursuant to an arbitrator’s ruling in May 2006 that we are not liable for such expenses. For the six months ended June 30, 2006, legal expenses were approximately $1.0 million, an increase of $190,000 over the total for the six months ended June 30, 2005. This increase was due to additional expenses incurred in connection with our disputes with the former officer (some of which we may be able to recover in future periods) and expenses related to our dispute with our former loan servicing subsidiary, Wilshire Credit Corporation, and Merrill Lynch.

Other professional fees (also included in “Professional fees” in the statement of operations) increased by $81,000 from the second quarter of 2005 to the second quarter of 2006, and by $158,000 from the six months ended June 30, 2005 to the six months ended June 30, 2006. These increases reflect consulting services relating to our information systems, which we began outsourcing in the fourth quarter of 2005. In addition, we incurred substantial consulting fees in connection with the preparation of our year-end 2005 tax provision.

Regulatory assessments were $19,000 for the quarter ended June 30, 2006, compared with $83,000 for the quarter ended June 30, 2005. For the six months ended June 30, 2006, regulatory assessments were $39,000, compared with $167,000 for the corresponding 2005 period. The decreases thus far in 2006 were due to the Bank’s conversion to a state charter in September 2005. Because the DFI assesses its annual fee effective July 1, the Bank does not expect to incur such fees until the third quarter of 2006. Our regulatory assessments for the first two quarters of 2005 included fees paid to the Bank’s former regulator, the Office of Thrift Supervision.

We no longer incur amortization expense related to our core deposit intangible because this asset was amortized in full as of June 30, 2005. For the quarter and six months ended June 30, 2005, we incurred amortization expense of $64,000 and $129,000, respectively.

Our directors expenses declined by $39,000 from the second quarter of 2005 to the second quarter of 2006, and by $84,000 from the first six months of 2005 to the first six months of 2006. These decreases were due primarily to the reduction in the size of our board of directors from ten members to seven in August 2005.

CHANGES IN FINANCIAL CONDITION

General

At June 30, 2006, our total assets were $1,465.5 million, an increase of $61.8 million, or 4.4%, from the total as of December 31, 2005. This increase was due primarily to acquisitions of mortgage-backed securities, which were funded by new certificates of deposit. We experienced a slight decline in our loan portfolio balance, as prepayments exceeded loan fundings during the period. The following discussion summarizes the significant changes in our financial condition for the six months ended June 30, 2006.

Mortgage-Backed and Other Securities Available for Sale

Our portfolio of mortgage-backed securities available for sale increased by $75.6 million during the six months ended June 30, 2006. This increase was due to purchases of securities of $117.9 million, partially offset by principal repayments of $37.0 million. We significantly increased our investment activity in the second quarter of 2006 to improve net interest margin and maintain our overall asset growth despite the reduced demand for loans. Our purchases included $85.3 million in GSE mortgage-backed securities with a weighted-average yield of 6.00% and $32.6 million in AAA-rated mortgage-backed securities with a weighted-average yield of 6.25%. During the period, we recorded unrealized holding losses on our portfolio of $5.2 million, as a result of the increase in interest rates during the first half of 2006.

The balance of our other investment securities available for sale (consisting of trust preferred securities and mutual funds) declined by $0.1 million during the six months ended June 30, 2006, as a result of unrealized holding losses.

The following table sets forth our holdings of mortgage-backed and other investment securities as of the dates indicated:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Available for sale, at fair value:
GSE mortgage-backed securities	$168,860	$98,091
AAA mortgage-backed securities	282,358	222,290
Other mortgage-backed securities	6,921	12,191
Trust preferred securities	8,000	8,000
Mutual funds	5,601	5,728

Total available for sale	421,740	346,300
Held to maturity:
Agency securities (fair value of $9,324 and $9,650)	9,733	9,708

Total investment securities	$431,473	$356,008

The amortized cost and fair value of our securities, by contractual maturity, are shown below as of June 30, 2006:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in five to ten years	$13,637	$13,051
Due after ten years	428,692	412,412
Mutual funds	5,750	5,601

Total	$443,079	$431,064

The following tables show the gross unrealized losses and fair value of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2006 and December 31, 2005:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2006
GSE mortgage-backed securities	$117,439	$2,356	$51,421	$1,945	$168,860	$4,301
AAA and other mortgage-backed securities	91,688	1,459	140,670	5,903	282,358	7,362
Mutual funds	3,689	61	1,912	88	5,601	149
Agency securities	9,324	409	—	—	9,324	409

Total	$222,140	$4,285	$194,003	$7,936	$416,143	$12,221

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2005
GSE mortgage-backed securities	$50,251	$827	$40,903	$1,289	$91,154	$2,066
AAA and other mortgage-backed securities	119,248	1,751	97,018	2,817	216,266	4,568
Mutual funds	—	—	1,920	80	1,920	80
Agency securities	9,650	58	—	—	9,650	58

Total	$179,149	$2,636	$139,841	$4,136	$318,990	$6,772

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

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. Furthermore, as of June 30, 2006, we also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a full recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2006 and December 31, 2005, we believe the impairments detailed in the table above are temporary, and as a result, no impairment loss has been realized in our consolidated statements of operations.

Loans

Our portfolio of loans, net of discounts and allowances, declined by $7.8 million in the first six months of 2006. This decrease was due to loan repayments of $131.5 million, which more than offset loan originations of $87.5 million and loan purchases of $36.2 million. Beginning in the first quarter of 2005, our loan origination activity has been impeded by increasing competitiveness in loan pricing and by the continuing increase in interest rates, which reduced the number and amount of refinancings. In 2006 we have expanded our product line to include construction loans and, through June 30, 2006, originated and purchased $9.5 million in loans for the construction of commercial and multifamily residential properties. In addition, in the second quarter of 2006 we purchased $29.8 million in commercial and multifamily loans. At June 30, 2006, our outstanding commitments to fund new loans totaled $47.3 million. Our asset quality remains strong, as the unpaid principal balance of nonperforming loans represented only 0.45% of our total loans as of June 30, 2006.

Following is a summary of our loan portfolio as of the dates indicated:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Single-family residential	$28,827	$29,393
Multifamily residential	381,701	436,805
Commercial real estate	528,144	483,718
Construction	9,494	—
Consumer and other	697	853

Loan portfolio principal balance	943,863	950,769
Net premium and deferred fees	3,410	4,455
Allowance for loan losses	(6,939)	(7,080)

Total loan portfolio, net	$940,334	$948,144

The following table summarizes the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance, beginning of period	$7,100	$7,260	$7,080	$7,277
Recapture of loan losses (1)	(154)	—	(114)	—
Charge-offs	(8)	(27)	(27)	(33)
Recoveries	3	1	6	2
Amortization of fresh-start adjustment	(2)	(4)	(6)	(16)

Balance, end of period	$6,939	$7,280	$6,939	$7,280

(1)	Excludes provision for loan losses of $45 on discounted loans for the three and six months ended June 30, 2006.

The following table sets forth the delinquency status of our loans as of the dates indicated:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Balance of delinquent loans:
31 – 60 days	$1,892	$6,300
61 – 90 days	246	916
91 days or more (1)	4,270	5,138

Total delinquent loans	$6,408	$12,354

Delinquent loans as a percentage of total loan portfolio:
31 – 60 days	0.2%	0.7%
61 – 90 days	0.0	0.1
91 days or more (1)	0.5	0.5

Total	0.7%	1.3%

(1)	All loans delinquent more than 90 days were on nonaccrual status.

Deposits

Deposits increased by $98.8 million during the six months ended June 30, 2006, due to a substantial increase in wholesale CDs. The weighted average interest cost of the Bank’s deposits was 4.21% at June 30, 2006, compared with 3.64% at December 31, 2005. This increase was due to both the continuing increase in market interest rates and the issuance of wholesale CDs during the period, resulting in an increase in CDs as a percentage of total deposits. The Bank’s deposits at June 30, 2006 and December 31, 2005 included $31.9 million and $21.0 million, respectively, of balances held by BHBC and WFC. These deposits are eliminated in consolidation and are not reflected in total deposits on our consolidated statements of financial condition.

We utilized new CDs, and not FHLB advances, as our primary funding source in the first two quarters of 2006 because we are anticipating selling the Bank’s Beverly Hills branch. This branch held $156.5 million in deposits, including $102.6 million in CDs, at June 30, 2006.

Repurchase Agreements

Repurchase agreements decreased by $28.0 million for the six months ended June 30, 2006, due to the repayment of a facility bearing interest at 3.60%. This repayment reduced the weighted-average cost of our repurchase agreements to 3.34% at June 30, 2006, compared with the December 31, 2005 weighted-average cost of 3.43%. We did not enter into any new repurchase agreements during the first two quarters of 2006, as our funding requirements were met with wholesale CDs.

FHLB Advances

FHLB advances decreased by $33.0 million for the six months ended June 30, 2006. This decrease reflects $293.0 million in maturities, offset by new advances of $260.0 million. Because of the planned sale of the Bank’s Beverly Hills branch, we intend to maintain sufficient unused borrowing capacity to enable us to fully replace that branch’s deposits after the sale. Consequently, we utilized wholesale CDs as our primary funding source in the first six months of 2006 in lieu of new FHLB advances. The FHLB has authorized a borrowing limit for total FHLB advances of 45% of the Bank’s total assets as of the previous quarter-end.

The following table sets forth information about our FHLB advances at the dates and for the periods indicated:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Amount outstanding at end of period	$497,837	$550,837
Average amount outstanding during the period	499,694	487,128
Maximum month-end balance outstanding during the period	552,837	550,837
Weighted average rate:
During the period	3.54%	2.78%
At end of period	4.06%	3.19%

REGULATORY CAPITAL REQUIREMENTS

Bank holding companies, such as BHBC, and FDIC-insured banks, such as FBBH, are required to meet certain minimum regulatory capital requirements. At June 30, 2006, BHBC and FBBH met all applicable regulatory capital requirements and FBBH was “well capitalized,” as defined under applicable regulations.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and capital ratios for BHBC and FBBH at June 30, 2006. BHBC’s capital includes the $40.0 million in trust preferred securities issued by the Company in July 2002 and May 2006.

Regulatory Capital Ratios

			Amount Required
	Actual		For Capital Adequacy Purposes			To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
BHBC
Total capital to risk-weighted assets (Risk-based capital)	$192,411	19.8%	$77,772	≥	8.0%	Not Applicable
Tier 1 capital to risk-weighted assets	185,348	19.1%	38,886	≥	4.0%	Not Applicable
Tier 1 leverage ratio	185,348	13.2%	56,071	≥	4.0%	Not Applicable
FBBH
Total capital to risk-weighted assets (Risk-based capital)	$142,607	14.8%	$77,107	≥	8.0%	$96,384	≥	10.0%
Tier 1 capital to risk-weighted assets	135,708	14.1%	38,554	≥	4.0%	57,830	≥	6.0%
Tier 1 leverage ratio	135,708	9.8%	55,583	≥	4.0%	69,478	≥	5.0%

In addition to the requirements shown in the above table, FBBH is required by the DFI to maintain a ratio of tangible shareholder’s equity to total tangible assets of at least 8.0% for the first three years following the effective date of the charter conversion, or through August 31, 2008. As of June 30, 2006, the Bank was in compliance with the DFI’s requirement.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the measurement of an entity’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, originate loans, fund investments, purchase pools of loans, and make payments for general business purposes.

Our sources of liquidity include wholesale and retail deposits, FHLB advances (up to 45% of the Bank’s total assets as of the previous quarter-end), repurchase agreements, repayments of loans and mortgage-backed securities, and net interest income. We manage our liquidity on a daily basis, and our Board of Directors periodically reviews our liquidity. This process is intended to ensure the maintenance of sufficient funds to meet our operating needs. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet our operating needs.

At June 30, 2006, we had $635.8 million of CDs. Scheduled maturities of CDs during the 12 months ending June 30, 2007 and thereafter amounted to $512.5 million and $128.3 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management continues its effort to reduce our exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of our interest-earning assets.

We are party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents the Company’s future financial obligations, including anticipated interest payments, outstanding as of June 30, 2006:

	Payments due within time period at June 30, 2006
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$527,779	$102,957	$27,678	$—	$658,414
Repurchase agreements	30,761	10,336	—	—	41,097
Employment contracts	280	438	—	—	718
Operating leases	702	1,214	887	1,459	4,262
FHLB advances	251,479	188,136	93,875	—	533,490
Junior subordinated notes payable to trust	3,242	6,484	6,484	115,197	131,407
Commitments to originate loans	47,262	—	—	—	47,262

Total	$861,505	$309,565	$128,924	$116,656	$1,416,650

The Company has entered into an agreement to sell the Bank’s Beverly Hills branch in the fourth quarter of 2006. After this branch is sold, the future obligations under existing operating leases are expected to be lower than the amounts presented in the above table. With the exception of the operating leases and loan commitments, the expected obligations presented above include anticipated interest accruals based on the current respective contractual terms. The amounts for the two issuances of junior subordinated debentures are based on the assumption that the debentures will be repaid in full at their respective maturities in July 2032 and June 2036. However, the debentures issued in July 2002 may be repaid in full or in part at par commencing in July 2007, and the debentures issued in May 2006 may be repaid in full or in part at par commencing in June 2011.

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

ALCO is authorized to utilize off-balance sheet financial techniques to assist in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the “notional amount”) for a specified period without the exchange of the underlying principal amount. At June 30, 2006, we were not a party to any swap agreement or other off-balance sheet financial instrument.

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

The following table quantifies the potential changes in the Company’s net portfolio value at June 30, 2006, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
Change in Rates
+ 300bp	$132,907	$(42,834)	(24)%	9.69%	(239	)bp
+ 200bp	147,607	(28,134)	(16)	10.54	(154	)bp
+ 100bp	161,121	(14,620)	(8)	11.29	(79	)bp
0bp	175,741	—	—	12.08	—
- 100bp	185,411	9,670	6	12.54	46	bp
- 200bp	185,640	9,899	6	12.44	36	bp
- 300bp	184,753	9,012	5	12.27	19	bp

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

Another tool we use to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table summarizes the scheduled maturities or repricing of the Company’s assets and liabilities based on their contractual terms as of June 30, 2006.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$17,492	$—	$—	$—	$17,492
Mortgage-backed and other investment securities	44,310	114,095	83,162	189,906	431,473
Single-family residential loans	12,685	1,460	66	10,122	24,333
Multifamily residential loans	120,571	130,090	89,611	41,428	381,700
Commercial real estate loans	172,682	159,071	147,668	48,724	528,145
Construction loans	9,318	—	176	—	9,494
Consumer and other loans	142	523	171	951	1,787
Other assets (1)	—	—	—	71,090	71,090

Total assets	377,200	405,239	320,854	362,221	1,465,514

Liabilities:
Noninterest-bearing deposits	—	—	—	5,022	5,022
Savings, NOW and money market accounts (2)	62,588	—	—	—	62,588
Certificates of deposit	512,477	98,043	25,329	—	635,849
Repurchase agreements	30,000	10,000	—	—	40,000
FHLB advances	237,500	170,337	90,000	—	497,837
Junior subordinated notes payable	41,238	—	—	—	41,238
Other liabilities	—	—	—	11,625	11,625

Total liabilities	883,803	278,380	115,329	16,647	1,294,159

(Deficiency) excess of assets over liabilities	$(506,603)	$126,859	$205,525	$345,574	$171,355

Cumulative (deficiency) excess	$(506,603)	$(379,744)	$(174,219)	$171,355

Cumulative (deficiency) excess as a percent of total assets	(34.57)%	(25.91)%	(11.89)%	11.69%

(1)	Includes unamortized premium on loans and allowance for loan losses.
(2)	Includes $31,935 of money market deposits held by BHBC and WFC. These deposits are eliminated in consolidation and are not reflected in the consolidated statement of financial condition.

ITEM 4.	CONTROLS AND PROCEDURES

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

In May 2006, the Company received a favorable ruling from an arbitrator on all matters in connection with the Company’s disputes with a former officer. Pursuant to a binding arbitration held in February 2006, the arbitrator ruled that the Company has no obligation to indemnify the former officer for his monetary penalties or his legal expenses which arose from a criminal investigation of the officer.

In June 2004 the former officer pleaded guilty to two felony counts in connection with criminal proceedings against him arising out of the financial collapse of Capital Consultants LLC in 2000. As part of the plea bargain, the former officer agreed to pay restitution in the amount of $2.0 million. He subsequently made a claim against the Company for this amount, asserting that he is entitled to indemnity under Delaware law. The Company disagreed with this assertion and also filed a counterclaim to recover the legal fees and expenses it paid on the former officer’s behalf in prior years.

The arbitrator dismissed the former officer’s claim for reimbursement of the $2.0 million restitution and ruled that under Delaware law, the former officer is not entitled to indemnity for his related legal expenses. As a result of this ruling, the Company is entitled to recover the $4.1 million in legal fees and expenses previously advanced on the former officer’s behalf, plus interest on such advances calculated from the date of original payment. In addition, as the prevailing party, the Company is entitled to reimbursement of its legal fees and costs incurred in connection with these claims.

For the second quarter of 2006, BHBC recorded a reduction in legal expenses of $746,000 through the reversal of expenses previously accrued through May 31, 2006 on behalf of the former officer that it is no longer obligated to pay. The Company and the former officer are in negotiations to reach a final resolution. However, there can be no assurance that the Company will ultimately recover all or any of the expenses previously paid in relation to its disputes with the former officer.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

† 4.1	Form of Capital Security Certificate evidencing the capital securities of Beverly Hills Statutory Trust 2006.

†4.2	Form of Common Security Certificate evidencing common securities of Beverly Hills Statutory Trust 2006.

†4.3	Form of Beverly Hills Bancorp Inc. Floating Rate Junior Subordinated Debt Security due 2036.

†10.1	Placement Agreement, dated May 16, 2006, among Beverly Hills Bancorp Inc., Beverly Hills Bancorp Statutory Trust 2006, and ABN AMRO, INC.

†10.2	Amended and Restated Declaration of Trust, dated May 16, 2006, among Beverly Hills Bancorp Inc., as sponsor, the Administrators named therein, Wilmington Trust Company, as institutional and Delaware trustee.

†10.3	Guarantee Agreement, dated May 16, 2006, between Beverly Hills Bancorp Inc. and Wilmington Trust Company, as guarantee trustee.

†10.4	Indenture, dated May 16, 2006, between Beverly Hills Bancorp Inc. and Wilmington Trust Company, as indenture trustee.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Incorporated by reference to the Company’s Report on Form 8-K filed on May 22, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY HILLS BANCORP INC.

Date: August 9, 2006

	By:	/s/ LARRY B. FAIGIN
Larry B. Faigin
Chief Executive Officer

	By:	/s/ TAKEO K. SASAKI
Takeo K. Sasaki
Chief Financial Officer