Form 10-Q
period 2006-09-30
BEVERLY HILLS BANCORP INC
filed 2006-11-07
CIK 1024321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, par value $0.01 per share	18,718,166 shares

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$40,192	$20,954
Mortgage-backed securities available for sale, at fair value	397,272	332,572
Investment securities available for sale, at fair value	13,699	13,728
Investment securities held to maturity, at amortized cost (fair value of $9,752 and $9,650)	9,746	9,708
Loans, net of allowance for loan losses of $7,068 and $7,080	933,451	948,144
Discounted loans, net of allowance for loan losses of $174 and $209	1,248	1,679
Stock in Federal Home Loan Bank of San Francisco, at cost	25,699	27,625
Real estate owned, net	13	62
Leasehold improvements and equipment, net	1,326	1,539
Accrued interest receivable	6,904	6,284
Income taxes receivable	—	3,910
Deferred tax asset, net	29,081	30,739
Goodwill, net	3,054	3,054
Prepaid expenses and other assets	4,400	3,741

TOTAL	$1,466,085	$1,403,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing deposits	$6,145	$4,655
Interest-bearing deposits	815,295	599,994

Total deposits	821,440	604,649
Repurchase agreements	40,000	63,000
FHLB advances	397,837	530,837
Junior subordinated notes payable to trust	41,238	20,619
Accounts payable and other liabilities	14,357	10,764

Total liabilities	1,314,872	1,229,869

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 30,000,000 shares authorized, 27,107,534 and 26,965,874 shares issued (including 8,389,368 and 5,639,368 treasury shares)	271	270
Additional paid-in capital	165,915	165,710
Treasury stock, 8,389,368 and 5,639,368 shares, at cost	(39,974)	(15,224)
Retained earnings	27,739	27,019
Accumulated other comprehensive loss, net	(2,738)	(3,905)

Total stockholders’ equity	151,213	173,870

TOTAL	$1,466,085	$1,403,739

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME:
Loans	$16,807	$16,606	$49,415	$44,571
Mortgage-backed securities	5,095	3,846	13,329	10,848
Securities and federal funds sold	569	438	1,612	1,217

Total interest income	22,471	20,890	64,356	56,636

INTEREST EXPENSE:
Deposits	8,522	4,665	22,309	12,044
Borrowings	5,966	5,695	16,590	15,051

Total interest expense	14,488	10,360	38,899	27,095

NET INTEREST INCOME	7,983	10,530	25,457	29,541
PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS	120	(48)	51	(52)

NET INTEREST INCOME AFTER PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS	7,863	10,578	25,406	29,593
OTHER INCOME:
Deposit fees and charges	21	16	60	52
Real estate owned, net	(21)	—	(32)	192
Gain (loss) on sale of loans	—	13	—	(8)
FHLB stock dividends	352	285	1,025	795
Other income, net	29	522	25	596

Total other income	381	836	1,078	1,627

OTHER EXPENSES:
Compensation and employee benefits	1,726	1,911	5,757	5,675
Professional fees	1,064	718	3,095	2,346
Occupancy	249	235	749	746
Loan expenses	30	76	257	272
Regulatory assessments	53	85	92	252
Data processing	88	95	285	325
Insurance	178	171	524	518
Depreciation	93	92	274	238
Amortization of intangibles	—	—	—	129
Directors expense	120	149	306	419
Other general and administrative expense	468	407	1,094	1,098

Total other expenses	4,069	3,939	12,433	12,018

INCOME BEFORE INCOME TAX PROVISION	4,175	7,475	14,051	19,202
INCOME TAX PROVISION	1,540	3,053	5,642	8,019

NET INCOME	$2,635	$4,422	$8,409	$11,183

Earnings per share—basic	$0.13	$0.21	$0.40	$0.53
Earnings per share—diluted	$0.13	$0.21	$0.40	$0.52

Weighted average number of shares—basic	20,030,488	21,243,550	20,906,593	21,187,687
Weighted average number of shares—diluted	20,112,420	21,517,100	21,069,377	21,488,239

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,409	$11,183
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recapture of) losses on loans	51	(52)
Write-down of real estate owned	6	10
Depreciation and amortization	274	367
Stock-based compensation	174	—
Deferred tax provision	811	1,484
Loss (gain) on sale of real estate owned	22	(214)
Loss on sale of equipment	5	11
Loss on sale of loans	—	8
Gain on extinguishment of investor participation liability	—	(404)
Amortization of discounts and deferred fees	353	1,947
Federal Home Loan Bank stock dividends	(1,006)	(713)
Tax benefit from exercise of nonqualified stock options	—	305
Change in:
Accrued interest receivable	(620)	(817)
Income taxes receivable	3,910	—
Prepaid expenses and other assets	(659)	(362)
Accounts payable and other liabilities	3,593	2,566

Net cash provided by operating activities	15,323	15,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(36,197)	(105,425)
Loan originations	(147,536)	(75,494)
Loan repayments	198,553	159,294
Purchase of mortgage-backed securities available for sale	(117,902)	(112,508)
Repayments of mortgage-backed securities available for sale	55,094	72,350
Purchases of FHLB stock	—	(3,919)
Proceeds from sale of FHLB stock	2,932	—
Proceeds from sale of real estate owned	34	2,031
Purchases of leasehold improvements and equipment	(66)	(900)
Proceeds from sale of leasehold improvements and equipment	—	2

Net cash used in investing activities	(45,088)	(64,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	216,791	32,625
Decrease in repurchase agreements	(23,000)	(17,000)
Proceeds from FHLB advances	395,000	286,000
Repayments of FHLB advances	(528,000)	(235,000)
Issuance of junior subordinated notes payable	20,619	—
Proceeds from exercise of stock options	17	373
Tax benefit from exercise of nonqualified stock options	15	—
Repurchase of common stock	(24,750)	—
Dividends paid on common stock	(7,689)	(7,957)

Net cash provided by financing activities	49,003	59,041

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,238	9,791
CASH AND CASH EQUIVALENTS:
Beginning of period	20,954	15,526

End of period	$40,192	$25,317

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION— Cash paid during the period for:
Interest	$35,167	$25,512
Income taxes, net	748	5,104
NONCASH INVESTING ACTIVITIES:
Additions to real estate owned acquired in settlement of loans	13	120
NONCASH FINANCING ACTIVITIES:
Extinguishment of investor participation liability	—	650

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Beverly Hills Bancorp Inc. (“BHBC,” and with its consolidated subsidiaries, the “Company”) are unaudited and should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is set forth in Note 2 to the Consolidated Financial Statements in such Annual Report on Form 10-K. There were no significant changes to any accounting policies during the quarter or nine months ended September 30, 2006.

In the opinion of management, all adjustments, generally comprised of normal recurring accruals necessary for a fair presentation of the interim condensed consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

As of December 31, 2005, the Company reclassified its prepayment fees on loans from other operating income to interest income. The amounts in prior periods have been reclassified to conform to the current format. This change in classification was made pursuant to the conversion of its bank subsidiary’s charter from a federal savings and loan charter to a California state commercial bank charter, effective September 1, 2005. The Company believes this classification of loan prepayment fees is consistent with that of other state-chartered banks. The amount of such fees reclassified as interest income totaled $2,401,000 and $3,264,000, respectively, for the three-month and nine-month periods ended September 30, 2005.

2.	PER-SHARE DATA

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potentially dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2006 and 2005.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006		2005	2006		2005
	(Dollars in thousands, except per-share data)
Net income	$2,635		$4,422	$8,409		$11,183

Weighted average number of common shares outstanding—basic	20,030,488		21,243,550	20,906,593		21,187,687
Net effect of dilutive stock options—based on treasury stock method	81,932	(1)	273,550	162,784	(2)	300,552

Weighted average number of common shares outstanding—diluted	20,112,420		21,517,100	21,069,377		21,488,239

Earnings per share—basic	$0.13		$0.21	$0.40		$0.53

Earnings per share—diluted	$0.13		$0.21	$0.40		$0.52

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Does not include a weighted average of 600,000 options outstanding during the period whose exercise would have had an anti-dilutive effect on earnings per share.
(2)	Does not include a weighted average of 595,605 options outstanding during the period whose exercise would have had an anti-dilutive effect on earnings per share.

3.	STOCK-BASED COMPENSATION

The Company has granted stock options and stock appreciation rights (SARs) to its directors and certain employees.

All stock options have an exercise price that is equal to the fair value of the Company’s stock on the date of grant. Options generally vest over a three-year period and have a maximum term of 10 years.

A summary of the Company’s stock option activity for the periods indicated is presented below:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	757,502	$8.90	322,106	$2.29
Granted	—	—	600,000	10.50
Exercised	(6,659)	2.98	(141,660)	1.87
Forfeited	(3,341)	3.24	(32,944)	1.98

Outstanding at end of period	747,502	$8.98	747,502	$8.98

Exercisable at end of period	297,502	$6.67	297,502	$6.67

The total intrinsic value of options exercised was $41,333 and $1,080,949, respectively, for the three and nine months ended September 30, 2006. At September 30, 2006, the aggregate intrinsic value of fully-vested options outstanding was $794,726.

A summary of the status of the Company’s nonvested options as of September 30, 2006, and changes during the three- and nine-month periods then ended, is presented below:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair TValue
Nonvested at beginning of period	500,000	$1.11	17,502	$0.79
Granted	—	—	600,000	1.13
Vested	(50,000)	1.21	(167,502)	1.18
Forfeited	—	—	—	—

Nonvested at end of period	450,000	$1.10	450,000	$1.10

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Additional information regarding options outstanding as of September 30, 2006 is as follows:

Range of Exercise Prices	Total Shares	Exercisable Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
				Options Outstanding	Options Exercisable
$1.87	55,000	55,000	5.12	$1.87	$1.87
$2.34 – $2.61	25,000	25,000	5.39	2.45	2.45
$3.45 – $3.80	67,502	67,502	6.15	3.63	3.63
$10.50	600,000	150,000	9.26	10.50	10.50

In the third quarter of 2006, the Company granted SARs with respect to 30,000 shares to each of its non-employee directors and SARs with respect to 36,000 shares to an executive officer. The directors’ SARs have an exercise price of $9.00, which was greater than the market price of the Company’s stock on the date of grant. The executive officer’s SARs have an exercise price of $8.23, which was equal to the market price of the Company’s stock on the date of grant. The SARs vest over a three-year period and have a maximum term of five years. The SARs may be settled only for cash. The weighted-average fair value of this grant of SARs was $0.48 per share. This fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 19%, dividend yield of 6.08%, risk-free interest rate of 4.57% and an expected life of four years.

A summary of the Company’s SARs activity for the period indicated is presented below:

Three Months Ended September 30, 2006
	Share Units	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—
Granted	216,000	8.87
Exercised	—	—
Forfeited	—	—

Outstanding at end of period	216,000	$8.87

Exercisable at end of period	—	$—

A summary of the status of the Company’s nonvested SARs as of September 30, 2006, and changes during the three-month period then ended, is presented below:

	Three Months Ended September 30, 2006
	Share Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	—	$—
Granted	216,000	0.48
Vested	—	—
Forfeited	—	—

Nonvested at end of period	216,000	$0.48

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Additional information regarding SARs outstanding as of September 30, 2006 is as follows:

Range of Exercise Prices	Total Share Units	Exercisable Share Units	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
				Options Outstanding	Options Exercisable
$8.23	36,000	—	5.00	$8.23	$—
$9.00	180,000	—	5.00	9.00	—

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

In the third quarter of 2006, the application of SFAS No. 123R resulted in stock-based compensation expense of $56,445, deferred tax benefits of $22,578 and a net reduction in net income of $33,867. There was a negligible effect on basic and diluted earnings per share. For the nine months ended September 30, 2006, the Company recorded stock-based compensation expense of $174,278, deferred tax benefits of $68,274 and a net reduction in net income of $106,004, reducing basic earnings per share by $0.01. There was a negligible effect on diluted earnings per share. The Company did not record compensation expense related to the SARs granted in the third quarter of 2006 because the SARs were granted at the end of the quarter and the related expense would have been immaterial for the periods presented.

The compensation expense and deferred tax benefits are reflected as adjustments to cash flows from operating activities on the Company’s consolidated statement of cash flows. The Company recorded tax benefits from the exercise of non-qualified stock options of $14,663, which are included in cash flows from financing activities for the nine months ended September 30, 2006. Prior to the adoption of SFAS No. 123R, such tax benefits were presented as adjustments to cash flows from operating activities.

At September 30, 2006, the Company had $508,001 of unrecognized compensation cost related to unvested stock options. This cost is expected to be amortized over a weighted-average period of 2.25 years, ending in December 2008. The unrecognized compensation related to the SARs at September 30, 2006 was $102,616 and is expected to be amortized over the following 3.0 years, ending in September 2009. Because the SARs are classified as liabilities and not equity instruments per SFAS No. 123R, the Company is required to remeasure the fair value of the liability at the end of each subsequent reporting period and record a corresponding adjustment to the related compensation expense. Consequently, compensation cost related to the SARs may vary based on changes in the award’s estimated fair value.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Prior to the adoption of SFAS No. 123R, the Company applied APB 25 to account for its stock-based awards. The following table illustrates the effect on net income and earnings per share had the Company accounted for share-based compensation in accordance with SFAS No. 123R for the period indicated:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Dollars in thousands, except per-share data)
Net income, as reported	$4,422	$11,183
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	62	208

Pro forma net income	$4,360	$10,975

Earnings per share—basic:
As reported	$0.21	$0.53

Pro forma	$0.21	$0.52

Earnings per share—diluted:
As reported	$0.21	$0.52

Pro forma	$0.20	$0.51

4.	COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

At September 30, 2006, the Company had outstanding commitments to fund $173.2 million of loans. Loan commitments expose the Company to credit risk in excess of amounts reflected in the consolidated financial statements. The Company receives collateral to support loans and commitments to extend credit for which collateral is deemed necessary.

5.	INCOME TAXES

The Company files consolidated federal and state income tax returns with its eligible subsidiaries. The Company recorded income tax provisions of $1.5 million and $5.6 million, respectively, for the three and nine months ended September 30, 2006, compared with provisions of $3.1 million and $8.0 million, respectively, for the corresponding 2005 periods. A portion of the Company’s income tax provision is not expected to be currently payable in cash, due to the utilization of the Company’s net operating loss carryforward. The Company’s deferred tax provision (benefit) is determined on a quarterly basis pursuant to an evaluation of its net deferred tax asset. These deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts and are primarily attributable to net operating loss carryforwards, in addition to other differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 42% is applied to each attribute in determining the amount of the related deferred tax asset or liability. Decreases (increases) in the net deferred tax asset are recorded as a deferred tax provision (benefit) in the consolidated statements of operations.

The Company’s net deferred tax asset was $29.1 million and $30.7 million, respectively, at September 30, 2006 and December 31, 2005. In accounting for the deferred tax asset, the Company applies SFAS No. 109, Accounting for Income Taxes, which requires, among other things, that deferred tax assets be reduced by a

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has evaluated the positive and negative evidence regarding the future realization of its deferred tax asset and has recorded a valuation allowance of $5.8 million. The Company believes it is more likely than not that its net deferred tax asset of $29.1 million will be realized in future periods.

As of September 30, 2006, the Company had federal net operating loss carryforwards of $87.5 million and also had state net operating loss carryforwards. The federal carryforward period runs through 2020. However, in June 2002 the Company experienced a change in control as defined by Section 382 of the Internal Revenue Code. As a result of the change in control, the Company’s net operating loss carryforwards that were generated prior to the change in control are subject to an annual limitation on the amount that may be used to offset taxable income. The Company has determined that the limitation on the amount that may be used annually to offset taxable income is approximately $6.0 million.

6.	OPERATING SEGMENTS

The Company’s two operating segments, as defined by the Company’s management, consist of its Banking Operations and its Holding Company and Other Operations. Through the year ended December 31, 2005, the Company reported the results of its investment subsidiary, WFC Inc. (“WFC”), as an additional segment known as “Mortgage Investments.” In 2006, the Company determined that WFC no longer meets the qualitative definition or quantitative thresholds of an operating segment as set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Consequently, WFC’s results for the three and nine months ended September 30, 2006 are not presented as a separate segment but are included in the Holding Company and Other Operations segment. Segment data for the three and nine months ended September 30, 2005 have been restated to conform to the current format.

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment data for the three months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30, 2006
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$22,040	$431	$22,471
Interest expense	13,764	724	14,488

Net interest income (expense)	8,276	(293)	7,983
Provision for (recapture of) loan losses	131	(11)	120

Net interest income (expense) after provision for (recapture of) loan losses	8,145	(282)	7,863
Other income (loss)	383	(2)	381
Compensation and employee benefits expense	1,497	229	1,726
Other expenses	1,196	1,147	2,343

Income (loss) before taxes	5,835	(1,660)	4,175
Income tax provision (benefit)	2,302	(762)	1,540

Net income (loss)	$3,533	$(898)	$2,635

Total assets	$1,427,792	$38,293	$1,466,085

	Three Months Ended September 30, 2005
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$20,648	$242	$20,890
Interest expense	10,131	229	10,360

Net interest income	10,517	13	10,530
(Recapture of) provision for loan losses	(91)	43	(48)

Net interest income (expense) after (recapture of) provision for loan losses	10,608	(30)	10,578
Realized losses on sales	—	13	13
Other income	291	532	823
Compensation and employee benefits expense	1,826	85	1,911
Other expenses	1,370	658	2,028

Income (loss) before taxes	7,703	(228)	7,475
Income tax provision (benefit)	3,141	(88)	3,053

Net income (loss)	$4,562	$(140)	$4,422

Total assets	$1,373,301	$34,450	$1,407,751

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment data for the nine months ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended September 30, 2006
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$63,228	$1,128	$64,356
Interest expense	37,373	1,526	38,899

Net interest income (expense)	25,855	(398)	25,457
Provision for loan losses	17	34	51

Net interest income (expense) after provision for loan losses	25,838	(432)	25,406
Other income (loss)	1,094	(16)	1,078
Compensation and employee benefits expense	5,050	707	5,757
Other expenses	3,692	2,984	6,676

Income (loss) before taxes	18,190	(4,139)	14,051
Income tax provision (benefit)	7,442	(1,800)	5,642

Net income (loss)	$10,748	$(2,339)	$8,409

Total assets	$1,427,792	$38,293	$1,466,085

	Nine Months Ended September 30, 2005
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$55,889	$747	$56,636
Interest expense	26,179	916	27,095

Net interest income (expense)	29,710	(169)	29,541
Recapture of loan losses	(91)	39	(52)

Net interest income (expense) after recapture of loan losses	29,801	(208)	29,593
Realized losses on sales	—	(8)	(8)
Other income	1,037	598	1,635
Compensation and employee benefits expense	5,437	238	5,675
Other expenses	4,193	2,150	6,343

Income (loss) before taxes	21,208	(2,006)	19,202
Income tax provision (benefit)	8,869	(850)	8,019

Net income (loss)	$12,339	$(1,156)	$11,183

Total assets	$1,373,301	$34,450	$1,407,751

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill of $3.1 million as a result of the Bank’s purchase of its Beverly Hills branch in June 2000. Through December 31, 2001, the goodwill was amortized on a straight-line basis over an estimated useful life of 15 years. In January 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and, as a result, no longer amortizes goodwill, but tests it at least annually for impairment. The Company tested goodwill for impairment as of March 31, 2006 and determined that no impairment charge was required. There were no conditions that indicated impairment at September 30, 2006.

The Company also recorded a core deposit intangible of $1.3 million in connection with the Bank’s purchase of the branch. The core deposit intangible was amortized on a straight-line basis over an estimated useful life of 5 years and had been amortized in full as of June 30, 2005. For the six months ended June 30, 2005, the Company recorded amortization expense of $129,000 related to the core deposit intangible.

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

As a result of this ruling, the Company is entitled to recover legal fees and expenses previously advanced on the former officer’s behalf, plus interest on such advances calculated from the date of original payment. In addition, as the prevailing party, the Company is entitled to reimbursement of its own legal fees and costs incurred in connection with these claims.

In October 2006, the Company reached a settlement with the former officer to recover amounts owed to the Company by the former officer. This settlement provides that the former officer will repay the Company a total of $2.0 million, plus interest on the unpaid balance at 6% per year. In October 2006, the Company received an initial payment of $200,000. All subsequent payments are to be made in semi-annual installments of $200,000 each, until the amount, including interest, is paid in full.

The Company is also involved in litigation with its former loan servicing subsidiary, Wilshire Credit Corporation (“WCC”), and WCC’s parent, Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”), which purchased WCC from the Company in April 2004. Beginning in June 2005, WCC made demands on the Company for reimbursement of certain costs purportedly incurred by WCC in connection with WCC’s performance under one of its loan servicing contracts. Through September 30, 2006, WCC had claimed a total of $890,000 of such costs. WCC further asserted that the Company is obligated to reimburse WCC for similar recurring costs it may incur through April 2008. The Company disagrees with this assertion. As a result, in July 2005 the Company filed a complaint for declaratory relief against WCC and Merrill Lynch. The complaint seeks, among other things, a declaration that the Company has no obligation to reimburse WCC for those costs, and that if such an obligation is found to exist, it is for a substantially lesser amount than that claimed by WCC. In September 2005, Merrill Lynch filed a cross-complaint against the Company alleging breach of contract. This litigation is expected to be resolved in 2007. The Company is not currently able to quantify the impact, if any, that the outcome of these actions may have on its financial condition or results of operations.

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

The Company paid dividends totaling $2.3 million and $7.7 million, respectively, for the three and nine months ended September 30, 2006. Commencing in the second quarter of 2004, the Company has declared regular quarterly cash dividends of $0.125 per share, or $0.50 annually.

10.	REPURCHASE OF COMMON STOCK

Effective August 14, 2006, pursuant to a “Dutch auction” tender offer, the Company repurchased 2,750,000 shares of its common stock, or approximately 12.8% of its shares then outstanding. The purchase price was $9.00 per share, for a total purchase price of $24.75 million. The Company financed the repurchase of this stock primarily with the proceeds from the issuance of $20 million of trust preferred securities in May 2006.

11.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit pension or postretirement plan’s overfunded status or a liability for a plan’s underfunded status, and to recognize changes in that funded status through other comprehensive income in the year in which the changes occur. SFAS No. 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect the adoption of SFAS No. 158 to have an impact on its financial position, results of operations and cash flows.

In September 2006 the SEC issued Staff Accounting Bulletin (SAB) No. 108 Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Management does not expect this guidance to have a material effect on the Company’s financial condition, results of operations and cash flows.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	SUBSEQUENT EVENT—SALE OF BEVERLY HILLS BRANCH

On November 3, 2006, the Company sold its Beverly Hills branch to First Bank, a subsidiary of First Banks, Inc., headquartered in St. Louis, Missouri. In the sale, First Bank assumed all of the deposits at the branch and certain liabilities associated with the branch, including the branch lease, and acquired certain assets at the branch at their book values. First Bank paid a deposit premium of 5.5% of the deposits. The Company will continue to operate its Calabasas branch and will continue its deposit gathering strategies. The Company expects to realize a net gain on the sale of approximately $8.4 million, after related selling expenses.

The carrying values of the assets and liabilities transferred to First Bank were as follows as of September 30, 2006:

September 30, 2006
(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$215
Loans, net	24
Accrued interest receivable	1
Leasehold improvements and equipment, net	67

Total assets	$307

LIABILITIES:
Deposits	$156,917
Accrued interest payable	1,286
Other liabilities	7

Total liabilities	$158,210

The assets and liabilities of the Beverly Hills branch as of September 30, 2006 are reported at their carrying values, which the Company believes approximate their market values. It was not considered necessary to record a market value adjustment as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, because the Company expected to realize a gain on the sale and because the branch’s assets were to be sold at their book values.

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

On November 3, 2006, we completed the sale of our Beverly Hills branch. We anticipate that this sale will have the following effects on our financial condition and results of operations: (1) total deposits are expected to decline by approximately $158.2 million; (2) our short-term borrowings, primarily Federal Home Loan Bank (“FHLB”) advances, will increase by a similar amount to replace the deposits transferred in the sale; (3) our cost of funds will likely increase in the near term as a result of the new borrowings; and (4) annual operating expenses are expected to decline by approximately $1.0 million due to reduced compensation, occupancy and other branch-related costs. We intend to operate principally as a wholesale bank subsequent to the sale.

Our net income for the three months ended September 30, 2006 was $2.6 million, or $0.13 per diluted share, compared with $4.4 million, or $0.21 per diluted share, for the three months ended September 30, 2005. Our net interest income declined by $2.5 million, reflecting a significant increase in our cost of funds as a result of the continuing rise in market interest rates. The decrease in net income was to a lesser extent due to a decline in other operating income and slight increases in the loan loss provision and other operating expenses.

For the nine months ended September 30, 2006, our net income was $8.4 million, or $0.40 per diluted share, compared with $11.2 million, or $0.52 per diluted share, for the nine months ended September 30, 2005. This decrease reflects a $4.1 million decline in net interest income, a $0.5 million decline in other operating income and a $0.4 million increase in other operating expenses.

Our stockholders’ equity declined by $22.7 million for the nine months ended September 30, 2006 to $151.2 million, or $8.05 book value per diluted share, despite our net income of $8.4 million. This decrease was due primarily to our repurchase of 2.75 million shares of common stock for a total price of $24.75 million and cash dividends of $7.7 million. These decreases were partially offset by net after-tax unrealized gains of $1.2 million on our portfolio of available-for-sale securities and a $0.2 million increase in paid-in capital representing stock-based compensation expense.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our Critical Accounting Policies and Estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Report on Form 10-K for the year ended December 31, 2005. There were no changes to our Critical Accounting Policies and Estimates in the three or nine months ended September 30, 2006.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

Net Interest Income

Our net interest income was $8.0 million for the three months ended September 30, 2006, compared with $10.5 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, net interest income totaled $25.5 million, compared with $29.5 million for the first nine months of 2005. These decreases were due primarily to a decline in our net interest margin, as the amounts of net interest earning assets in the 2006 periods were comparable to those of the 2005 periods.

Our net interest margin was 2.28% for the third quarter of 2006, compared with 3.08% for the third quarter of 2005, and 2.50% for the nine-month period ended September 30, 2006, compared with 3.00% for the corresponding 2005 period. These declines in the margin were primarily the result of the increase in market interest rates from 2005 to 2006. Because our interest bearing liabilities reprice more frequently than our interest earning assets, our net interest margin tends to decrease as interest rates rise. As a result, our weighted average cost of interest bearing liabilities increased by 119 basis points to 4.51% for the three months ended September 30, 2006, compared with 3.32% for the three months ended September 30, 2005. Similarly, our weighted average cost of interest bearing liabilities increased by 116 basis points, to 4.18% for the first nine months of 2006, compared with 3.02% for the first nine months of 2005. In contrast, our yield on interest-earning assets increased by only 31 basis points from the third quarter of 2005 to the third quarter of 2006, and by only 58 basis points from the nine months ended September 30, 2005 to the corresponding 2006 period. We anticipate that the net interest margin may narrow further in future periods if the treasury yield remains relatively flat.

To a lesser extent, the net interest margin declined because our portfolio of mortgage-backed securities has comprised a larger share of our interest-earning assets in 2006 than in 2005. We have made significant investments in these assets in 2006 due to the reduced demand for loans during the year.

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

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage-backed securities	$402,816	$5,095	4.95%	$348,656	$3,846	4.41%
Loans(1)(2)(3)	941,102	16,807	6.99%	965,390	16,606	6.73%
Federal funds and other investments	45,947	569	4.85%	42,817	438	4.00%

Total interest-earning assets	1,389,865	22,471	6.33%	1,356,863	20,890	6.02%

Noninterest-earning cash	1,259			1,953
Allowance for loan losses	(7,139)			(7,391)
Other assets	72,387			75,827

Total assets	$1,456,372			$1,427,252

Interest-Bearing Liabilities:
Interest-bearing deposits:
Savings, NOW and money market accounts	$61,170	$564	3.66%	$103,678	$753	2.88%
Certificates of deposit	681,527	7,958	4.63%	461,755	3,912	3.36%

Total interest-bearing deposits	742,697	8,522	4.55%	565,433	4,665	3.27%
Repurchase agreements	40,000	337	3.34%	106,750	870	3.23%
FHLB advances	451,587	4,769	4.19%	546,587	4,439	3.22%
Junior subordinated notes payable	41,238	860	8.27%	20,619	386	7.43%

Total interest-bearing liabilities	1,275,522	14,488	4.51%	1,239,389	10,360	3.32%

Noninterest-bearing deposits	5,892			4,460
Other liabilities	12,966			9,914

Total liabilities	1,294,380			1,253,763
Stockholders’ equity	161,992			173,489

Total liabilities and stockholders’ equity	$1,456,372			$1,427,252

Net interest income		$7,983			$10,530

Net interest spread			1.82%			2.70%
Net interest margin			2.28%			3.08%

(1)	It is the Company’s policy to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.
(2)	Interest income on loans includes the accretion of loan fees of $327 for the quarter ended September 30, 2006 and net amortization of deferred loan costs of $43 for the quarter ended September 30, 2005.
(3)	As of December 31, 2005, the Company reclassified its prepayment fees on loans from other operating income to interest income. The amount of such fees reclassified as interest income for the three months ended September 30, 2005 totaled $2,401.

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage-backed securities	$362,867	$13,329	4.84%	$333,718	$10,848	4.33%
Loans(1)(2)(3)	954,401	49,415	6.83%	941,289	44,571	6.24%
Federal funds and other investments	43,690	1,612	4.87%	43,668	1,217	3.68%

Total interest-earning assets	1,360,958	64,356	6.24%	1,318,675	56,636	5.66%

Noninterest-earning cash	1,490			2,213
Allowance for loan losses	(7,224)			(8,645)
Other assets	74,418			73,435

Total assets	$1,429,642			$1,385,678

Interest-Bearing Liabilities:
Interest-bearing deposits:
Savings, NOW and money market accounts	$64,069	$1,593	3.32%	$108,298	$2,135	2.64%
Certificates of deposit	623,134	20,716	4.44%	441,324	9,909	3.00%

Total interest-bearing deposits	687,203	22,309	4.34%	549,622	12,044	2.93%
Repurchase agreements	44,600	1,120	3.36%	123,900	2,833	3.06%
FHLB advances	480,637	13,549	3.77%	504,537	11,146	2.95%
Junior subordinated notes payable	30,929	1,921	8.30%	20,619	1,072	6.95%

Total interest-bearing liabilities	1,243,369	38,899	4.18%	1,198,678	27,095	3.02%

Noninterest-bearing deposits	5,313			4,364
Other liabilities	11,853			9,905

Total liabilities	1,260,535			1,212,947
Stockholders’ equity	169,107			172,731

Total liabilities and stockholders’ equity	$1,429,642			$1,385,678

Net interest income		$25,457			$29,541

Net interest spread			2.06%			2.64%
Net interest margin			2.50%			3.00%

(1)	It is the Company’s policy to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.
(2)	Interest income on loans includes the accretion of loan fees of $897 and $112, respectively, for the nine months ended September 30, 2006 and 2005.
(3)	As of December 31, 2005, the Company reclassified its prepayment fees on loans from other operating income to interest income. The amount of such fees reclassified as interest income for the nine months ended September 30, 2005 totaled $3,264.

Interest income on mortgage-backed securities was $5.1 million for the third quarter of 2006, compared with $3.8 million for the third quarter of 2005. For the nine months ended September 30, 2006, interest income on mortgage-backed securities totaled $13.3 million, compared with $10.8 million for the nine months

September 30, 2005. The increases in the 2006 periods reflect primarily an increase in yields due to rising market interest rates, which extended the expected lives of the securities and reduced the amortization of premiums. As a result, our yield on mortgage-backed securities increased by 54 basis points from the third quarter of 2005 to the third quarter of 2006, and by 51 basis points from the first nine months of 2005 to the first nine months of 2006. To a lesser extent, the increase in interest income reflects an increase in the average investment balance from the 2005 periods to the 2006 periods. This increase in average volume reflects our purchase of $117.9 million in mortgage-backed securities in the second quarter of 2006, in addition to an increase in mortgage-backed securities throughout 2005.

Interest income on loans was $16.8 million for the quarter ended September 30, 2006, compared with $16.6 million for the quarter ended September 30, 2005. This slight increase in interest income was due to a 26-basis point increase in yield, from 6.73% for the third quarter of 2005 to 6.99% for the third quarter of 2006. The effects of the higher yield were partially offset by a $24.3 million decrease in the average loan balance from the 2005 period to the 2006 period, as loan repayments exceeded originations for the first three quarters of 2006. For the nine months ended September 30, 2006, interest income on loans was $49.4 million, compared with $44.6 million for the first nine months of 2005. The increase for the nine-month period reflects the higher market interest rates in 2006, which increased the weighted average yield on the loan portfolio by 59 basis points from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. Adjustable-rate loans (including loans with an initial fixed rate for 3 or 5 years which subsequently convert to adjustable-rate) have comprised between 85-88% of our total loans for the past year, making the portfolio highly sensitive to interest rate fluctuations. The increase in loan interest income was to a lesser extent due to an increase in the average balance of loans from the first three quarters of 2005 to the first three quarters of 2006. This increase in average volume reflects the Bank’s moderate growth in its loan portfolio throughout 2005 (the effects of which are realized in future periods), largely through loan portfolio acquisitions in the second and fourth quarters of 2005.

Interest expense on deposits was $8.5 million for the quarter ended September 30, 2006, compared with $4.7 million for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, interest on deposits totaled $22.3 million, compared with $12.0 million for the first nine months of 2005. These increases were primarily the result of an increase in the average cost of our interest-bearing deposits of 128 basis points from the third quarter of 2005 to the third quarter of 2006, and an increase in cost of 141 basis points from the first nine months of 2005 to the first nine months of 2006. The higher average cost of funds in 2006 was largely due to the continuing increase in market interest rates, which raised the cost of deposits as maturing certificates of deposit (CDs) were replaced with higher-costing CDs. In addition, the proportion of CDs to total deposits increased to an average of 90.7% for the first nine months of 2006, compared with an average of 80.3% for the corresponding 2005 period. We have increasingly utilized deposits as our primary funding source in 2006 and raised a significant volume of wholesale CDs, resulting in a $137.6 million increase in the average balance of interest-bearing deposits over the first three quarters of 2005.

Interest expense on repurchase agreements and FHLB advances totaled $5.1 million for the three months ended September 30, 2006, compared with $5.3 million for the three months ended September 30, 2005. The slight decrease was due to a decline in the average balance of borrowings of $161.75 million, as we increasingly utilized CDs as our primary funding source in 2006. This decrease in the average balance of borrowings more than offset the effects of the increase in cost of funds from the third quarter of 2005 to the third quarter of 2006. For the nine months ended September 30, 2006, interest expense on repurchase agreements and FHLB advances was $14.7 million, compared with $14.0 million for the nine months ended September 30, 2005. This increase was due to the higher market interest rates in the 2006 period, which more than offset the decline in our average balance of borrowings. This continuing increase in rates raised the cost of our repurchase agreements and FHLB advances by 30 and 82 basis points, respectively, from the first nine months of 2005 to the first nine months of 2006.

Interest expense on our junior subordinated notes payable was $0.9 million for the third quarter of 2006, compared with $0.4 million for the third quarter of 2005. For the nine months ended September 30, 2006, interest on junior subordinated notes payable totaled $1.9 million, compared with $1.1 million for the first nine months of

2005. These increases reflect both higher average borrowing balances and higher rates in the 2006 periods. In May 2006 we issued $20.6 million in trust preferred securities to fund our anticipated stock repurchase. This new debt increased the average liability balance for the three and nine months ended September 30, 2006 by $20.6 million and $10.3 million, respectively, over the amounts for the corresponding 2005 periods. These new notes and our earlier notes, issued in July 2002, bear interest at a premium over LIBOR, and therefore generate higher interest expense in periods of rising rates. Consequently, the average cost of our junior subordinated notes payable increased by 84 basis points from the third quarter of 2005 to the third quarter of 2006 and by 135 basis points from the first nine months of 2005 to the first nine months of 2006.

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

We recorded a provision for loan losses of $120,000 for the three months ended September 30, 2006, compared with net recaptures of loan loss reserves of $48,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, our provision for loan losses was $51,000, compared with $52,000 in net recaptures for the corresponding 2005 period.

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

Other Income

Our other income was $0.4 million for the three months ended September 30, 2006, compared with $0.8 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, other income totaled $1.1 million, compared with $1.6 million for the nine months ended September 30, 2005. The decline in other income from the 2005 periods to the 2006 periods was due primarily to a one-time gain of $404,000 recorded in September 2005 from our payoff of a participation liability to a co-investor, which previously shared in the returns generated by certain loan portfolios.

Other Expenses

Compensation and employee benefits expense totaled $1.7 million for the three months ended September 30, 2006, compared with $1.9 million for the three months ended September 30, 2005. This decrease was due to a reduction in bonus expense as a result of (1) the decline in pre-tax income from the third quarter of 2005 to the third quarter of 2006 and (2) a reversal of the accrued bonus for an officer who resigned in the third quarter of 2006. For the nine months ended September 30, 2006, compensation expense totaled $5.8 million, compared with $5.7 million for the first nine months of 2005. This increase in the year-to-date period was due primarily to the hiring of our Chief Executive Officer in the prior year. Because he was hired in August 2005, his compensation is reflected throughout the first nine months of 2006 but for only one month of the nine-month period ended September 30, 2005.

Our legal expenses (included in “Professional fees” in the statement of operations) increased by $102,000 from the third quarter of 2005 to the third quarter of 2006. For the nine months ended September 30, 2006, our legal expenses increased by $292,000 over the total for the nine months ended September 30, 2005, despite the reversal in May 2006 of $746,000 in expenses previously accrued on behalf of a former officer. These increases in our legal expenses were primarily due to (1) litigation-related costs in connection with our disputes with our former loan servicing subsidiary, Wilshire Credit Corporation, and its parent company, Merrill Lynch and (2) additional expenses related to our disputes and settlement with our former officer.

Other professional fees (also included in “Professional fees” in the statement of operations) increased by $204,000 from the third quarter of 2005 to the third quarter of 2006, and by $362,000 from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. These increases were largely due to $152,000 in consulting fees in the third quarter of 2006 relating to our repurchase of common stock in August. On an ongoing basis, we also incur consulting fees in connection with our information systems, which we began outsourcing in the fourth quarter of 2005. In addition, in the first quarter of 2006 we paid substantial professional fees for the preparation of our 2005 year-end tax provision.

Regulatory assessments were $53,000 for the quarter ended September 30, 2006, compared with $85,000 for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, regulatory assessments were $92,000, compared with $252,000 for the corresponding 2005 period. The decreases thus far in 2006 were due to the Bank’s conversion to a state charter in September 2005. Because the DFI assesses its annual fee effective July 1, the Bank did not incur such fees in 2006 until the third quarter. Our regulatory assessments for the first three quarters of 2005 included fees paid to the Bank’s former regulator, the Office of Thrift Supervision.

We no longer incur amortization expense related to our core deposit intangible because this asset had been amortized in full as of June 30, 2005. We recorded amortization expense of $129,000 on this asset through the first six months of 2005.

Our directors expenses declined by $29,000 from the third quarter of 2005 to the third quarter of 2006, and by $113,000 from the first nine months of 2005 to the first nine months of 2006. These decreases were due primarily to the reduction in the size of our board of directors from ten members to seven in August 2005.

CHANGES IN FINANCIAL CONDITION

General

At September 30, 2006, our total assets were $1,466.1 million, an increase of $62.3 million, or 4.4%, from the total as of December 31, 2005. This increase was due primarily to acquisitions of mortgage-backed securities, which were funded by new certificates of deposit. We experienced a slight decline in our loan portfolio balance, as repayments exceeded loan fundings during the period. The following discussion summarizes the significant changes in our financial condition for the nine months ended September 30, 2006.

Mortgage-Backed and Other Securities Available for Sale

Our portfolio of mortgage-backed securities available for sale increased by $64.7 million during the nine months ended September 30, 2006. This increase was due primarily to purchases of securities of $117.9 million, partially offset by principal repayments of $55.1 million. In the second quarter of 2006, we significantly increased our investment activity to maintain our overall asset growth despite the reduced demand for loans. Our purchases included $85.3 million in GSE mortgage-backed securities with a weighted-average yield of 6.00% and $32.6 million in AAA-rated mortgage-backed securities with a weighted-average yield of 6.25%.

In the third quarter of 2006, our mortgage-backed securities recovered approximately $7.2 million of their previously-recorded unrealized holding losses. This increase in market value was a result of the decline in longer-term treasury yields during the quarter. While the portfolio’s aggregate market value is still less than its amortized cost, its year-to-date results reflect net holding gains of $2.0 million.

The balance of our other investment securities available for sale (consisting of trust preferred securities and mutual funds) declined by $29,000 during the nine months ended September 30, 2006, as a result of unrealized holding losses.

The following table sets forth our holdings of mortgage-backed and other investment securities as of the dates indicated:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Available for sale, at fair value:
GSE mortgage-backed securities	$164,860	$98,091
AAA mortgage-backed securities	225,581	222,290
Other mortgage-backed securities	6,831	12,191
Trust preferred securities	8,000	8,000
Mutual funds	5,699	5,728

Total available for sale	410,971	346,300
Held to maturity:
Agency securities (fair value of $9,752 and $9,650)	9,746	9,708

Total investment securities	$420,717	$356,008

The amortized cost and fair value of our securities, by contractual maturity, are shown below as of September 30, 2006:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in five to ten years	$17,067	$16,916
Due after ten years	402,179	398,108
Mutual funds	5,750	5,699

Total	$424,996	$420,723

The following tables show the gross unrealized losses and fair value of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2006 and December 31, 2005:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2006
GSE mortgage-backed securities	$5,300	$245	$71,131	$1,621	$76,431	$1,866
AAA and other mortgage-backed securities	29,030	165	169,679	3,836	198,709	4,001
Mutual funds	—	—	1,920	80	1,920	80

Total	$34,330	$410	$242,730	$5,537	$277,060	$5,947

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2005
GSE mortgage-backed securities	$50,251	$827	$40,903	$1,239	$91,154	$2,066
AAA and other mortgage-backed securities	119,248	1,751	97,018	2,817	216,266	4,568
Mutual funds	—	—	1,920	80	1,920	80
Agency securities	9,650	58	—	—	9,650	58

Total	$179,149	$2,636	$139,841	$4,136	$318,990	$6,772

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

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. Furthermore, as of September 30, 2006, we also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a full recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2006 and December 31, 2005, we believe the impairments detailed in the table above are temporary, and as a result, no impairment loss has been realized in our consolidated statements of operations.

Loans

Our portfolio of loans, net of discounts and allowances, declined by $14.7 million in the first nine months of 2006. This decrease was due to loan repayments of $198.1 million, which exceeded loan originations of $147.5 million and loan purchases of $36.2 million. Beginning in the first quarter of 2005, our loan origination activity has been impeded by increasing competitiveness in loan pricing and by the continuing increase in interest rates, which reduced the number and amount of refinancings. As a result, in 2006 we have expanded our product line to include construction loans and, through September 30, 2006, originated and purchased $10.9 million in loans for the construction of commercial and multifamily residential properties. In addition, in the second quarter of 2006 we purchased $29.8 million in commercial and multifamily loans. At September 30, 2006, we had outstanding commitments to fund $173.2 million in new construction, commercial and multifamily loans. Our asset quality remains strong, as the unpaid principal balance of nonperforming loans represented only 0.41% of our total loans as of September 30, 2006.

Following is a summary of our loan portfolio as of the dates indicated:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Single-family residential	$21,219	$29,393
Multifamily residential	357,640	436,805
Commercial real estate	548,829	483,718
Construction	7,860	—
Consumer and other	2,090	853

Loan portfolio principal balance	937,638	950,769
Net premium and deferred fees	2,881	4,455
Allowance for loan losses	(7,068)	(7,080)

Total loan portfolio, net	$933,451	$948,144

The following table summarizes the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance, beginning of period	$6,939	$7,230	$7,080	$7,277
Provision for (recapture of) loan losses (1)	131	(91)	17	(91)
Charge-offs	(1)	(148)	(28)	(181)
Recoveries	1	120	7	122
Amortization of fresh-start adjustment	(2)	(7)	(8)	(23)

Balance, end of period	$7,068	$7,104	$7,068	$7,104

(1)	Excludes recapture of loan losses on discounted loans of $11 and provision for losses on discounted loans of $43, $34 and $39, respectively, for the periods presented.

The following table sets forth the delinquency status of our loans as of the dates indicated:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Balance of delinquent loans:
31 – 60 days	$710	$6,300
61 – 90 days	187	916
91 days or more (1)	3,891	5,138

Total delinquent loans	$4,788	$12,354

Delinquent loans as a percentage of total loan portfolio:
31 – 60 days	0.1%	0.7%
61 – 90 days	0.0	0.1
91 days or more (1)	0.4	0.5

Total	0.5%	1.3%

(1)	All loans delinquent more than 90 days were on nonaccrual status.

Deposits

Deposits increased by $216.8 million during the nine months ended September 30, 2006, due to a significant increase in wholesale CDs. The weighted average interest cost of our deposits was 4.60% at September 30, 2006, compared with 3.64% at December 31, 2005. This increase was due to both the continuing increase in market interest rates and the issuance of wholesale CDs during the period, resulting in an increase in CDs as a percentage of total deposits from 85.4% at December 31, 2005 to 91.2% at September 30, 2006. Our deposits at September 30, 2006 and December 31, 2005 included $7.6 million and $21.0 million, respectively, of balances held by BHBC and WFC. These deposits are eliminated in consolidation and are not reflected in total deposits on our consolidated statements of financial condition.

We utilized new CDs, and not FHLB advances, as our primary funding source in the first three quarters of 2006 because of the anticipated sale of our Beverly Hills branch. This branch held $155.8 million in deposits, including $104.3 million in CDs, at September 30, 2006.

Repurchase Agreements

Repurchase agreements decreased by $23.0 million for the nine months ended September 30, 2006, due to the repayment of a facility bearing interest at 3.60%. This repayment reduced the weighted-average cost of our repurchase agreements to 3.34% at September 30, 2006, compared with the December 31, 2005 weighted-average cost of 3.43%. We did not enter into any new repurchase agreements during the first three quarters of 2006, as our funding requirements were met with new wholesale CDs.

FHLB Advances

FHLB advances decreased by $133.0 million for the nine months ended September 30, 2006. This decrease reflects $528.0 million in maturities, partially offset by $395.0 million in new advances. Because of the sale of our Beverly Hills branch, we maintained sufficient unused borrowing capacity to enable us to fully replace that branch’s deposits after the sale. Consequently, we utilized wholesale CDs as our primary funding source in the first nine months of 2006 in lieu of new FHLB advances. The FHLB has authorized a borrowing limit for total FHLB advances of 45% of the Bank’s total assets as of the previous quarter-end.

The following table sets forth information about our FHLB advances at the dates and for the periods indicated:

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Amount outstanding at end of period	$397,837	$525,837
Average amount outstanding during the period	480,637	504,537
Maximum month-end balance outstanding during the period	552,837	555,837
Weighted average rate:
During the period	3.77%	2.95%
At end of period	4.26%	3.28%

REGULATORY CAPITAL REQUIREMENTS

Bank holding companies, such as BHBC, and FDIC-insured banks, such as FBBH, are required to meet certain minimum regulatory capital requirements. At September 30, 2006, BHBC and FBBH met all applicable regulatory capital requirements and FBBH was “well capitalized,” as defined under applicable regulations.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and capital ratios for BHBC and FBBH at September 30, 2006. BHBC’s capital includes the $40.0 million in trust preferred securities issued by the Company in July 2002 and May 2006.

Regulatory Capital Ratios

	Actual		Amount Required
			For Capital Adequacy Purposes			To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
BHBC
Total capital to risk-weighted assets (Risk-based capital)	$171,097	15.8%	$86,821	≥	8.0%	Not Applicable
Tier 1 capital to risk-weighted assets	163,892	15.1%	43,411	≥	4.0%	Not Applicable
Tier 1 leverage ratio	163,892	11.5%	57,031	≥	4.0%	Not Applicable
FBBH
Total capital to risk-weighted assets (Risk-based capital)	$143,329	13.3%	$86,177	≥	8.0%	$107,721	≥	10.0%
Tier 1 capital to risk-weighted assets	136,298	12.7%	43,089	≥	4.0%	64,633	≥	6.0%
Tier 1 leverage ratio	136,298	9.6%	56,507	≥	4.0%	70,634	≥	5.0%

In addition to the requirements shown in the above table, FBBH is required by the DFI to maintain a ratio of tangible shareholder’s equity to total tangible assets of at least 8.0% for the first three years following the effective date of the charter conversion, or through August 31, 2008. As of September 30, 2006, the Bank was in compliance with the DFI’s requirement.

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

At September 30, 2006, we had $755.9 million of CDs. Scheduled maturities of CDs during the 12 months ending September 30, 2007 and thereafter amounted to $570.3 million and $185.6 million, respectively. (These totals include $104.3 million in CDs at our Beverly Hills branch, which was sold subsequent to the end of the quarter.) Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management continues its effort to reduce our exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of our interest-earning assets.

We are party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents our future financial obligations, including anticipated interest payments, outstanding as of September 30, 2006:

	Payments due within time period at September 30, 2006
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$590,280	$146,626	$50,781	$—	$787,687
Repurchase agreements	30,529	10,232	—	—	40,761
Employment contracts	283	366	—	—	649
Operating leases	707	1,143	890	1,348	4,088
FHLB advances	145,947	212,496	72,883	—	431,326
Junior subordinated notes payable to trust	3,319	6,638	6,638	115,914	132,509
Commitments to originate loans	173,215	—	—	—	173,215

Total	$944,280	$377,501	$131,192	$117,262	$1,570,235

The sale of the Beverly Hills branch resulted in a decline in CDs and a reduction of future obligations under existing operating leases. With the exception of the operating leases and loan commitments, the expected obligations presented above include anticipated interest accruals based on the current respective contractual terms. The amounts for the two issuances of junior subordinated debentures are based on the assumption that the debentures will be repaid in full at their respective maturities in July 2032 and June 2036. However, the debentures issued in July 2002 may be repaid in full or in part at par commencing in July 2007, and the debentures issued in May 2006 may be repaid in full or in part at par commencing in June 2011.

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

ALCO is authorized to utilize off-balance sheet financial techniques to assist in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the “notional amount”) for a specified period without the exchange of the underlying principal amount. At September 30, 2006, we were not a party to any swap agreement or other off-balance sheet financial instrument.

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

The following table quantifies the potential changes in our NPV at September 30, 2006, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
Change in Rates
+ 300bp	$121,941	$(40,683)	(25)%	8.80%	(228	)bp
+ 200bp	135,087	(27,537)	(17)	9.56	(152	)bp
+ 100bp	147,989	(14,635)	(9)	10.28	(80	)bp
0bp	162,624	—	—	11.08	—
- 100bp	168,185	5,541	3	11.31	23	bp
- 200bp	167,143	4,519	3	11.15	7	bp
- 300bp	166,492	3,868	2	11.01	(7	)bp

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

Another tool we use to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table summarizes the scheduled maturities or repricing of our assets and liabilities based on their contractual terms as of September 30, 2006.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$40,192	$—	$—	$—	$40,192
Mortgage-backed and other investment securities	37,973	127,750	65,988	189,006	420,717
Single-family residential loans	10,675	1,627	46	9,285	21,633
Multifamily residential loans	114,852	145,799	61,661	35,328	357,640
Commercial real estate loans	200,755	136,553	160,117	51,404	548,829
Construction loans	7,594	—	266	—	7,860
Consumer and other loans	1,546	585	114	910	3,155
Other assets (1)	—	—	—	66,059	66,059

Total assets	413,587	412,314	288,192	351,992	1,466,085

Liabilities:
Noninterest-bearing deposits	—	—	—	6,145	6,145
Savings, NOW and money market accounts (2)	59,371	—	—	—	59,371
Certificates of deposit	570,287	139,128	46,509	—	755,924
Repurchase agreements	40,000	—	—	—	40,000
FHLB advances	132,837	195,000	70,000	—	397,837
Junior subordinated notes payable	41,238	—	—	—	41,238
Other liabilities	—	—	—	14,357	14,357

Total liabilities	843,733	334,128	116,509	20,502	1,314,872

(Deficiency) excess of assets over liabilities	$(430,146)	$78,186	$171,683	$331,490	$151,213

Cumulative (deficiency) excess	$(430,146)	$(351,960)	$(180,277)	$151,213

Cumulative (deficiency) excess as a percent of total assets	(29.34)%	(24.01)%	(12.30)%	10.31%

(1)	Includes unamortized premium on loans and allowance for loan losses.
(2)	Includes $7,608 of money market deposits held by BHBC and WFC. These deposits are eliminated in consolidation and are not reflected in the consolidated statement of financial condition.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

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

Beverly Hills Bancorp Inc. held its annual meeting of shareholders on August 31, 2006. A brief description of the matter voted on and the results of the shareholder voting are set forth below:

	For	Withheld
Election of a Board of Directors to serve until the next annual meeting:
Howard Amster	20,325,958	160,422
Larry B. Faigin	20,347,406	138,974
Stephen P. Glennon	20,349,597	136,783
Robert H. Kanner	19,598,370	888,010
Kathleen L. Kellogg	19,598,160	888,220
William D. King	19,622,143	864,237
John J. Lannan	20,297,834	188,546

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

10.1	Branch Purchase and Assumption Agreement dated August 7, 2006 between First Bank of Beverly Hills and First Bank

10.2	Form of Stock Appreciation Right Agreement dated September 28, 2006 between the Company and Howard Amster, Stephen P. Glennon, Robert H. Kanner, Kathleen L. Kellogg, William D. King, John J. Lannan and Annette J. Vecchio

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY HILLS BANCORP INC.

Date: November 7, 2006

	By:	/s/ LARRY B. FAIGIN
Larry B. Faigin
Chief Executive Officer

	By:	/s/ TAKEO K. SASAKI
Takeo K. Sasaki
Chief Financial Officer