Form 10-K
period 2006-12-31
BEVERLY HILLS BANCORP INC
filed 2007-03-16
CIK 1024321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from              to

Commission file number 0-21845

Beverly Hills Bancorp Inc.

(Exact name of registrant as specified in its charter)

Delaware	93-1223879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23901 Calabasas Road, Suite 1050 Calabasas, CA	91302
(Address of principal executive offices)	(Zip Code)

(818) 223-8084

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 15, 2007 was $114,282,706.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐             Accelerated filer  ☒            Non-accelerated filer  ☐

As of February 15, 2007, 18,718,166 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I

ITEM 1. Business

General

The Company

Beverly Hills Bancorp Inc. (“BHBC”) is a financial holding company that conducts banking and lending operations in southern California and surrounding states primarily through its bank subsidiary, First Bank of Beverly Hills, (“FBBH” or the “Bank”). The Bank is a California state-chartered commercial bank, and its primary regulator is the California Department of Financial Institutions (“DFI”). As an insured institution, the Bank continues to be regulated by the Federal Deposit Insurance Corporation (“FDIC”). The Company was incorporated in 1996 and was known as Wilshire Financial Services Group Inc. (“WFSG”) until August 2004. References in this Form 10-K to the “Company,” “we” or “our” mean BHBC and its consolidated subsidiaries.

The Company is principally a real estate lender focusing on permanent and construction loans for commercial and multifamily properties in California and other western states. In addition, the Company invests in AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. The Company’s primary sources of funding are deposits, Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and various other short- and long-term borrowing facilities.

The administrative headquarters of BHBC and the Bank are located at 23901 Calabasas Road, Suite 1050, Calabasas, California 91302, and the main telephone number is (818) 223-8084. The Bank conducts its retail operations through its branch facility adjacent to the Company’s offices in Calabasas, California. As of December 31, 2006, the Company had 47 full-time-equivalent employees.

The Company maintains an internet web site at www.bhbc.com and makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other relevant information free of charge.

Business Strategy

We conduct substantially all of our business activities through the Bank. We also conduct lending activities through the Company. We have a “modified wholesale” banking strategy that includes income property real estate lending funded by a mixture of borrowings and deposits generated principally through brokers and our money desk. Our goal is to maximize net interest income consistent with acceptable levels of credit and interest rate risk.

Income property loans include primarily adjustable rate loans secured by commercial and multifamily properties located in California and other western states, particularly Nevada and Arizona. Our adjustable rate loans, which represented 87% of our total loans at December 31, 2006, generally have interest rates tied to LIBOR or the Constant-Maturity Treasury index and adjust with changes in the rate on a daily, monthly or quarterly basis. The objective of our present lending strategy is to provide real estate financing to a diversified customer base, representing developers, investors, owners and users. We often tailor our loan products to meet the specific needs of our borrowers. Our strategy for increasing the Bank’s lending volume is to be a premier relationship portfolio lender by providing rapid response and processing for income property loan opportunities. In 2006, we expanded our product line to include construction lending for commercial and multifamily properties. We believe such loans will enable us to close loans with higher margins, generate fee income and create the potential for additional lending business upon completion of the construction.

We fund our assets primarily with deposits, advances from the Federal Home Loan Bank of San Francisco (“FHLB advances”) and repurchase agreements. In November 2006, we sold our Beverly Hills branch, including $157.5 million of retail deposits. At December 31, 2006, approximately 95% of the Bank’s deposits were wholesale deposits, or deposits generated through brokers and its money desk. Wholesale deposit funding is a function of setting and advertising the Bank’s deposit interest rates with trust departments and institutional investment fund managers. We believe that although the interest rates on other borrowings and wholesale deposits may be greater than the interest rate on retail deposits of comparable maturities, the cost of generating and maintaining retail deposits is greater because of the facilities and personnel expense of those deposits. We have, however, retained our Calabasas branch because we believe that the Calabasas deposit market is substantial and currently is penetrated only by four large institutions, and thus lacks the presence of a community bank.

Lending Activities

We originate and purchase income property loans secured primarily by commercial and multifamily real properties located in California and other western states, particularly Nevada and Arizona. Of our total loans outstanding, approximately 87% and 86% had adjustable rates (including loans with an initial fixed rate for 3 or 5 years which subsequently convert to adjustable) at December 31, 2006 and 2005, respectively. Our borrowers are typically entities that operate their businesses at the properties or derive their primary source of income from their portfolio of real properties. Our strategy is to be a premier relationship portfolio lender by providing rapid response and processing for income property loan opportunities, and we often tailor our loan products to meet the specific needs of our borrowers.

We have detailed written policies and procedures for our lending activities. Our board of directors reviews and approves these policies annually. These lending policies address the types of loans we seek, our target markets, underwriting and collateral requirements, the loan terms, interest rate and yield considerations, and compliance with applicable laws and regulations. All loans are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness, including indebtedness as a guarantor.

Our Officers’ Loan Committee (the “OLC”) oversees the loan approval process, including originations and purchases. The OLC reviews all loans and has loan approval authority of loan originations up to $2 million and participations and whole loan purchases up to $2 million as a pool. The Directors’ Loan Committee (“DLC”) approves all individual loans over $2 million, up to and including $12.0 million, and participations and purchases over $2 million and up to and including $20 million as a pool. Loans in excess of these limits are required to be approved by our board of directors.

Under applicable regulations, we may not make loans in excess of our legal lending limit. In general, under California law the legal limit to any single borrower is equal to 25% of our unimpaired capital and surplus for amortizing loans secured by a first trust deed on real estate. As of December 31, 2006, our loan-to-one borrower limit for secured loans was approximately $37.3 million. If a borrower requests a loan in excess of our legal lending limit, we may originate the loan with the participation of one or more lenders where our participation interest is pari passu with the other lender(s). As a matter of policy, we do not subordinate our interest to the other lending institution.

Commercial and Multifamily Lending.    Our commercial and multifamily loans generally have terms of approximately 10 years and payments based on a 25- or 30-year amortization schedule, often resulting in a balloon payment at maturity. The majority of our loans had loan-to-value ratios of 60% to 70% of the appraised value of the property at the time of origination. These loans are typically adjustable rate, with interest rates tied to LIBOR or the Constant-Maturity Treasury index, and adjust with changes in the rate on a daily, monthly or quarterly basis. The interest rate on any loan is based on a number of factors including, but not limited to, servicing costs, risk and desirability of the credit. We require a current appraisal in connection with each real estate loan originated.

Construction Lending.    We expanded our loan product line in 2006 by initiating a construction lending program. These loans finance the construction of multifamily residential properties and commercial properties, such as retail and industrial properties, office buildings and restaurants. Our construction loans generally have terms from one to three years and have adjustable interest rates tied to the prime rate. The loan-to-value ratio of our construction loans will not exceed 75% of the property’s estimated cost upon completion for commercial or multifamily residential properties. A third-party due diligence/fund control specialist performs all cost and completion analyses prior to loan funding. We retain a firm that specializes in construction loan fund control to perform all required site/progress inspections and necessary due diligence prior to loan funding, and all subsequent draw requests. We require a current appraisal in connection with each of our construction loans.

Loan Purchases and Sales.    We may from time to time purchase multifamily, commercial and construction loans on a whole-loan basis. These loan purchases are primarily bulk purchases, though occasionally such loans may be purchased on a single-asset basis. Sources for the purchase of loans include financial institutions and other third parties. The Bank’s policy for the purchase of loans from outside entities is restricted to 20% of the Bank’s total assets for any one originator. Any purchase that will increase the Bank’s exposure beyond the 20% must be identified and approved by the Bank’s board of directors. All of the Bank’s purchases must comply with all governing rules and regulations.

We also from time to time sell portions of our loans to other financial institutions and may purchase an interest in loans of other financial institutions. Any loan participation must be approved in accordance with our loan approval policies. The same information normally obtained to evaluate the inherent risk in lending directly to a customer will be obtained in relation to participations. In addition, sufficient due diligence will be performed with regard to the participating bank as well as the borrower.

The following table sets forth our total loan originations and purchases for the periods indicated:

Loan Originations and Purchases

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Originations (1)
Multifamily residential	$26,602	$44,225	$124,617
Commercial real estate	185,199	74,764	164,737
Construction	34,148	—	—
Consumer and other	2,800	—	—

Total originations	248,749	118,989	289,354

Purchases
Multifamily residential	—	95,760	100,006
Commercial real estate	19,046	47,055	49,645
Construction	69,614	—	—

Total purchases	88,660	142,815	149,651

Total originations and purchases
Multifamily residential	26,602	139,985	224,623
Commercial real estate	204,245	121,819	214,382
Construction	103,762	—	—
Consumer and other	2,800	—	—

Total	$337,409	$261,804	$439,005

(1)	Includes disbursements on existing loans.

The following table sets forth the composition of the Company’s portfolio of loans by type of loan as of the dates indicated.

Composition of Loans

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Single-family residential	$18,797	$29,393	$44,569	$71,031	$119,539
Multifamily residential	356,992	436,805	412,074	231,374	171,974
Commercial real estate	569,840	483,718	462,961	311,457	194,423
Construction	98,869	—	—	—	—
Consumer and other	2,060	853	992	1,043	5,896

Loan portfolio principal balance	1,046,558	950,769	920,596	614,905	491,832
Premium and deferred fees	2,046	4,455	2,064	2,637	2,815
Allowance for loan losses (1)	(7,878)	(7,080)	(7,277)	(6,735)	(7,980)

Total loan portfolio, net	$1,040,726	$948,144	$915,383	$610,807	$486,667

(1)	For discussion of the allowance for loan losses allocation for purchase discount, see “Asset Quality—Allowance for Loan Losses”

The real properties which secure the Company’s loans are located throughout the United States, but primarily in California and other western states. At December 31, 2006, the state with the greatest concentration of properties securing the loans was California, in which the Company held $514.1 million principal amount of loans, or approximately 49% of our total portfolio. No more than 10% of the Company’s total principal amount of loans were collateralized in any other state. The Company does not believe any of its residential loans have features such as interest-only loans or loans with negative amortization that would give rise to any additional concentration of credit risk required to be disclosed by Financial Accounting Standards Board Statement of Position (“FSP SOP”) No. 94-6-1.

The following table sets forth certain information at December 31, 2006 regarding the dollar amount of loans based on their contractual terms to maturity and includes scheduled payments but not potential prepayments, as well as the dollar amount of those loans which have fixed or adjustable interest rates. Loan balances have not been adjusted for unamortized discounts or premiums, deferred loan fees and the allowance for loan losses.

Maturity of Loans

	Maturing in
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
	(Dollars in thousands)
Single-family residential	$14	$126	$1,261	$17,396	$18,797
Multifamily residential	14	35,329	103,605	218,044	356,992
Commercial real estate	64,592	69,864	391,869	43,515	569,840
Construction	53,979	44,890	—	—	98,869
Consumer and other	1,400	512	43	105	2,060
Interest rate terms on amounts due:
Fixed	20,659	62,551	34,300	23,186	140,696
Adjustable (1)	99,340	88,170	462,478	255,874	905,862

(1)	Includes 3-year and 5-year fixed-rate loans which automatically convert to 6-month adjustable-rate mortgage loans.

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

Discounted Loans

We also have a portfolio of discounted loans held by our investment subsidiary, WFC Inc. (“WFC”). These loans are primarily sub-performing and non-performing residential and commercial loans that were acquired at substantial discounts prior to 2000. At December 31, 2006, WFC held $1.3 million unpaid principal balance of such loans and continues to pursue collection.

The following table sets forth the composition of discounted loans held by WFC by type of loan at the dates indicated.

Composition of Discounted Loans

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Single-family residential	$1,117	$1,758	$2,668	$2,229	$3,025
Multifamily residential	—	—	—	1	238
Commercial real estate	—	—	2,562	817	980
Consumer and other (1)	195	206	692	33,031	41,954

Discounted loans principal balance	1,312	1,964	5,922	36,078	46,197
Unaccreted discount and deferred fees	(56)	(76)	(56)	(220)	(393)
Allowance for loan losses (1)	(99)	(209)	(3,506)	(32,041)	(39,975)
Investor participation interest (2)	—	—	(773)	(1,169)	(1,116)

Total discounted loans, net	$1,157	$1,679	$1,587	$2,648	$4,713

(1)	In December 2004, WFC sold $24 million unpaid principal balance of discounted loans.
(2)	In September 2005, WFC acquired a 100% interest in the cash flows on certain loan portfolios that previously were shared with a co-investor.

Mortgage-Backed and Investment Securities

We invest in securities to earn positive net interest spread pending deployment into loans or other assets. The following table sets forth our holdings of mortgage-backed and other securities as of the dates indicated:

Mortgage-Backed and Investment Securities

	December 31,
	2006	2005	2004
	(Dollars in thousands)
Available for sale, at fair value:
AAA mortgage-backed securities	$216,844	$222,290	$166,339
GSE mortgage-backed securities	237,288	98,091	140,777
Other mortgage-backed securities	6,762	12,191	345
Trust preferred securities	3,228	8,000	8,000
Mutual funds	5,691	5,728	5,819
Held to maturity, at amortized cost:
Agency securities (fair value of $9,735, $9,650 and $9,795)	9,759	9,708	9,657

Total mortgage-backed and investment securities	$479,572	$356,008	$330,937

The amortized cost and fair value of our securities, by contractual maturity, are shown below as of December 31, 2006:

Amortized Cost and Fair Value by Maturity

	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Due in five to ten years	$16,596	$16,426	4.65%
Due after ten years	461,331	457,431	5.56%
Mutual funds	5,750	5,691	4.49%

Total	$483,677	$479,548	5.52%

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005:

Unrealized Losses and Fair Values

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2006
GSE mortgage-backed securities	$18,509	$79	$72,595	$1,610	$91,104	$1,689
AAA and other mortgage-backed securities	16,033	66	175,045	3,667	191,078	3,733
Mutual funds	—	—	1,916	84	1,916	84
Agency securities	9,735	24	—	—	9,735	24

Total	$44,277	$169	$249,556	$5,361	$293,833	$5,530

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2005
GSE mortgage-backed securities	$50,251	$827	$40,903	$1,239	$91,154	$2,066
AAA and other mortgage-backed securities	119,248	1,751	97,018	2,817	216,266	4,568
Mutual funds	—	—	1,920	80	1,920	80
Agency securities	9,650	58	—	—	9,650	58

Total	$179,149	$2,636	$139,841	$4,136	$318,990	$6,772

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

The Company has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of December 31, 2006, the Company also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a full recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2006 and 2005, management believes the impairments detailed in the table above are temporary, and as a result, no impairment loss has been realized in the Company’s consolidated statements of operations.

Funding Sources

Our principal funding sources consist of deposits, a short-term line of credit, repurchase agreements, FHLB advances and junior subordinated notes payable. The following table sets forth information relating to our deposits and borrowings at the dates indicated.

Deposits and Other Borrowings

	December 31,
	2006	2005	2004
	(Dollars in thousands)
Deposits (1)	$863,470	$625,635	$580,085
Short-term borrowings	20,000	—	—
Repurchase agreements	40,000	63,000	120,000
FHLB advances	496,337	530,837	474,837
Junior subordinated notes payable to trusts	46,393	20,619	20,619

Total	$1,466,200	$1,240,091	$1,195,541

(1)	The Bank’s deposits at December 31, 2006 and 2005 included a total of $12.6 million and $21.0 million, respectively, in money market deposits held by BHBC and WFC. At December 31, 2004, the Bank’s deposits included a total of $38.1 million in noninterest-bearing deposits held by BHBC and WFC. These deposits are eliminated in consolidation and are not reflected in total deposits on the Company’s consolidated statements of financial condition.

Deposits.    We offer checking, NOW, money market and savings accounts and certificates of deposit generated through brokers and our money desk (“wholesale deposits”) and at our Calabasas branch. Our deposits generally are not collateralized, with the exception of $40.2 million of public fund certificates of deposit from the State of California, which are secured by mortgage-backed securities. The following table sets forth information relating to our deposits at the dates indicated.

Composition of Deposits

	December 31,
	2006			2005			2004
	Amount		Weighted Average Rate	Amount		Weighted Average Rate	Amount		Weighted Average Rate
	(Dollars in thousands)
Checking accounts	$2,038		0.00%	$4,655		0.00%	$42,597	(1)	0.00%
NOW and money market accounts	24,630	(1)	3.43%	84,179	(1)	2.81%	111,761		2.09%
Savings accounts	2,012		1.33%	2,723		1.09%	2,940		1.05%
Certificates of deposit:
Less than $100,000	36,357		4.95%	99,843		3.88%	99,354		2.46%
$100,000 or more	798,433		4.88%	434,235		3.79%	323,433		2.22%

Total deposits	$863,470		4.82%	$625,635		3.64%	$580,085		2.06%

(1)	The Bank’s deposits at December 31, 2006 and 2005 included a total of $12.6 million and $21.0 million, respectively, in money market deposits held by BHBC and WFC. At December 31, 2004, the Bank’s deposits included a total of $38.1 million in noninterest-bearing deposits held by BHBC and WFC. These deposits are eliminated in consolidation and are not reflected in total deposits on the Company’s consolidated statements of financial condition.

The following table presents the sources of our deposits as of the dates indicated.

Source of Deposits

	December 31,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Retail deposit accounts (1)	$47,492	5.5%	$202,323	32.3%	$255,724	44.1%
Brokered deposits	722,843	83.7%	346,272	55.4%	239,109	41.2%
Money Desk	93,135	10.8%	77,040	12.3%	85,252	14.7%

Total deposits	$863,470	100.0%	$625,635	100.0%	$580,085	100.0%

(1)	The decline in retail deposits in 2006 was due primarily to the sale of the Bank’s Beverly Hills branch in November 2006.

Wholesale deposit funding is a function of setting and advertising our deposit interest rates with trust departments and institutional investment fund managers. The wholesale deposit marketplace (primarily certificates of deposit) consists of the following three sources of funds: (1) indirect deposits placed by independent brokers; (2) direct wholesale deposits received from credit unions, savings associations, trust departments of banks, pension funds, insurance companies and government agencies; and (3) Depository Trust Corporation brokered deposits, which consist of retail deposits which have been pooled into large blocks by Wall Street firms and regional brokerage houses. We use all of these sources, depending on our funding and liquidity needs.

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

The Bank obtains deposits through its retail branch in Calabasas, California. The Bank believes that the Calabasas deposit market is substantial and currently is penetrated only by four large institutions, and thus lacks the presence of a community bank. The Bank accumulates deposits at this branch through local media advertising and by participating in deposit rate surveys. The Bank competes for deposits to a large extent on the basis of rates and, therefore, could experience difficulties in attracting deposits if it could not continue to offer deposit rates at levels competitive with those of other banks and savings institutions.

The following table sets forth, by various interest rate categories, the Bank’s certificates of deposit at December 31, 2006.

Interest Rates for Certificates of Deposit

December 31, 2006
(Dollars in thousands)
2.50% or less	$7,243
2.51-3.50%	27,431
3.51-4.50%	135,114
4.51-5.50%	645,002
5.51-6.50%	20,000

Total	$834,790

The following table sets forth the amount and maturities of the Bank’s certificates of deposit at December 31, 2006.

Maturities of Certificates of Deposit

	Original Maturity in Months
	12 or Less	Over 12 to 36	Over 36
	(Dollars in thousands)
Balances maturing in 3 months or less	$181,110	$31,565	$—
Weighted average rate	5.11%	3.72%	—
Balances maturing in over 3 months to 12 months	$404,346	$87,829	$7,549
Weighted average rate	5.06%	4.04%	2.75%
Balances maturing in over 12 months to 36 months	$—	$66,294	$10,577
Weighted average rate	—	4.79%	3.46%
Balances maturing in over 36 months	—	—	$45,520
Weighted average rate	—	—	5.61%

At December 31, 2006, the Bank had outstanding an aggregate of $798.4 million of certificates of deposit in face amounts equal to or greater than $100,000 maturing as follows: $204.0 million within three months, $209.8 million over three months through six months, $271.1 million over six months through 12 months, and $113.5 million thereafter.

Short-Term Borrowings.    The Company has a loan agreement with a financial institution pursuant to which it may borrow up to $20.0 million under a revolving line of credit. At December 31, 2006, the Company had $20.0 million outstanding under this agreement, bearing interest at the 3-month LIBOR rate, plus 1.65% (7.02% at December 31, 2006). Interest is adjustable and payable quarterly beginning on March 1, 2007. The line of credit is due and payable in full on November 30, 2007. The loan is collateralized by 50% of the outstanding shares of the Bank’s common stock.

Repurchase Agreements.    The Bank borrows funds under repurchase agreements that provide immediate liquidity and financing for purchases of investment securities and pools of loans. The following table sets forth certain information related to the Bank’s repurchase agreements as of December 31, 2006, 2005 and 2004.

	At or for the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Average amount outstanding during the period	$43,538	$116,000	$89,951
Maximum month-end balance outstanding during the period	63,000	143,000	120,000
Weighted average rate:
During the period	3.53%	3.17%	2.26%
At end of period	4.81%	3.43%	2.74%

At December 31, 2006, all of the Bank’s $40.0 million in repurchase agreements had remaining maturities of one to two years.

FHLB Advances.    The Bank obtains FHLB advances based on the security of certain of its assets, provided the Bank has met certain standards related to its creditworthiness. FHLB advances are available to member financial institutions such as the Bank for investment and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs (each of which has its own interest rate, which may be fixed or adjustable). The Bank is currently authorized to obtain FHLB advances in amounts up to 45% of the Bank’s total assets measured as of each previous quarter-end and for terms of up to 10 years.

The following table sets forth the Bank’s FHLB advances at and for the years ended December 31, 2006, 2005 and 2004:

	At or for the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Average amount outstanding during the period	$482,068	$508,298	$361,249
Maximum month-end balance outstanding during the period	557,837	555,837	474,837
Weighted average rate:
During the period	3.96%	3.06%	2.95%
At end of period	4.53%	3.42%	2.75%

As of December 31, 2006, the Bank had $156.3 million of FHLB advances maturing within one year, $95.0 million maturing between one and two years, $145.0 million maturing between two and three years, $30.0 million maturing between three and four years, and $70.0 million maturing between four and five years. These advances are secured by mortgage-backed securities and loans.

Junior Subordinated Notes Payable.    At December 31, 2006, the Company had outstanding $46.4 million in floating-rate junior subordinated notes payable to three wholly owned statutory business trusts. The Company issued the notes to the trusts in separate placements occurring in July 2002, May 2006 and December 2006. The trusts purchased the notes using the proceeds from private placements of trust preferred securities to unaffiliated third parties and from the issuance of common securities to the Company. The Company has used the proceeds from these borrowings for general corporate purposes and the repurchase of 2.75 million shares of its common stock in August 2006.

The following table presents a summary of the Company’s junior subordinated notes payable issuances as of December 31, 2006:

	Year Ended December 31, 2006
	(Dollars in thousands)
Date of borrowing	7/11/2002	5/16/2006	12/28/2006
Amount of borrowing	$20,619	$20,619	$5,155
Interest terms (to be reset quarterly)	LIBOR + 3.65%	LIBOR + 1.55%	LIBOR + 1.78%
Interest rate at end of year	9.02%	6.92%	7.14%
Maturity date	10/7/2032	6/23/2036	3/6/2037
First date redeemable at par	7/11/2007	6/23/2011	3/6/2012

The following table sets forth the Company’s junior subordinated notes payable at and for the years indicated:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Average amount outstanding during the year	$33,704	$20,619	$20,619
Maximum month-end balance outstanding during the year	46,393	20,619	20,619
Weighted average rate:
During the period	8.23%	7.21%	5.59%
At end of period	7.88%	7.80%	5.72%

Asset Quality

The Company is exposed to certain credit risks related to the value of the collateral that secures its loans and the ability and willingness of borrowers to repay their loans. The Company closely monitors its loans and foreclosed real estate for potential problems on a periodic basis.

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

Although we believe that we have established adequate allowances for loan losses as of December 31, 2006, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and DFI, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations.

For a complete discussion of our policies and procedures with respect to the allowance for loan losses, see “Critical Accounting Policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

The following table sets forth information with respect to the Company’s allowance for loan losses by category of loan.

Allocation of the Allowance for Loan Losses

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Allowance for loan losses:
Commercial	$—	$—	$—	$—	$1
Real estate – construction	1,354	—	—	—	—
Real estate – mortgage	6,072	6,688	6,909	6,658	7,155
Installment loans	8	5	20	77	824
Unallocated	444	387	348	—	—

Total allowance for loan losses	$7,878	$7,080	$7,277	$6,735	$7,980

Percentage of loans in each category to total loans:
Commercial	—%	—%	—%	—%	—%
Real estate – construction	17.2	—	—	—	—
Real estate – mortgage	77.1	94.4	94.9	98.9	89.7
Installment	0.1	0.1	0.3	1.1	10.3
Unallocated	5.6	5.5	4.8	—	—

Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the activity in the allowance for loan losses during the periods indicated.

Analysis of the Allowance for Loan Losses

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance, beginning of period	$7,080	$7,277	$6,735	$7,980	$8,384
Charge-offs:
Real estate – mortgage	(148)	(206)	(4)	(117)	(412)
Installment loans	(2)	(33)	(22)	(375)	(62)

Total charge-offs	(150)	(239)	(26)	(492)	(474)

Recoveries:
Commercial	—	2	—	—	—
Real estate – mortgage	6	118	112	32	101
Installment loans	2	6	37	36	83

Total recoveries	8	126	149	68	184

Net (charge-offs) recoveries	(142)	(113)	123	(424)	(290)

Amortization of fresh-start adjustment	(10)	(19)	(19)	(71)	(114)
Provision for (recapture of) loan losses	950	(65)	438	(750)	—

Balance, end of period	$7,878	$7,080	$7,277	$6,735	$7,980

Ratio of net charge-offs during the period to average loans outstanding during the period	—	—	—	0.1%	0.1%

Non-Performing Loans.    It is the Company’s policy to place a loan on non-accrual status when it is over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

The table below sets forth the delinquency status of the Company’s loans at the dates indicated.

Delinquency Experience for Loans

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance of delinquent loans:
31-60 days	$1,583	$6,300	$2,364	$2,326	$2,269
61-90 days	2,528	916	902	123	1,052
91 days or more (1)	601	5,138	4,535	5,816	4,043

Total loans delinquent	$4,712	$12,354	$7,801	$8,265	$7,364

Delinquent loans as a percentage of total loan portfolio:
31-60 days	0.2%	0.7%	0.2%	0.4%	0.5%
61-90 days	0.2	0.1	0.1	—	0.2
91 days or more (1)	0.1	0.5	0.5	0.9	0.8

Total	0.5%	1.3%	0.8%	1.3%	1.5%

(1)	All loans delinquent over 90 days are on nonaccrual status.

Foreclosed Real Estate.    The Company carries its holdings of foreclosed real estate at the lower of the net carrying value of the underlying loan or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Declines in values of foreclosed real estate subsequent to acquisition are charged to income and recorded as a provision for losses. The following table sets forth the aggregate carrying value of the Company’s holdings of foreclosed real estate (by source of acquisition) at the dates indicated.

Foreclosed Real Estate by Loan Type

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans:
Single-family residential	$175	$63	$1,953	$281	$1,030
Multifamily residential (1)	1,330	—	—	—	—
Commercial real estate	—	—	21	—	38
Other mortgage loans	13	9	—	52	116

Total	1,518	72	1,974	333	1,184
Allowance for losses (1)	(865)	(10)	(205)	(66)	(83)

Foreclosed real estate owned, net	$653	$62	$1,769	$267	$1,101

(1)	This increase reflects the foreclosure on one multifamily property of $1.3 million in October 2006. The Company subsequently recorded a write-down on this property of $865,000 and is actively marketing it for sale.

Competition

The Company’s peer group consists of approximately six other local and regional banks that focus on smaller loan transactions, primarily in the $1-10 million range, with most originations less than $5 million. Some banks offer construction loans that have higher pricing and greater margins due to the inherent risks in these products. Recent acquisitions in the banking industry have reduced the number of financial institutions serving the Bank’s target deposit customers, and as a result, few independent banks remain in western Los Angeles County. The Bank believes that the super-regional financial institutions do not adequately service the customers who comprise the Bank’s target market, and that the smaller regional banks are better able to provide quality service through closer customer relationships and more rapid response to commercial loan opportunities.

Supervision and Regulation

Banking is a highly regulated industry. Congress and the states have enacted numerous laws that govern banks, bank holding companies and the financial services industry, and have created several largely autonomous regulatory agencies which have authority to examine and supervise banks and bank holding companies, and to adopt regulations furthering the purpose of the statutes. The primary goals of the regulatory agencies are to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy. As a result, the financial condition and results of operation of the Company, and its ability to grow and engage in various business activities, can be affected not only by management decisions and general economic conditions, but the requirements of applicable federal and state laws, regulations and the policies of the various regulatory authorities.

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

FDIC

The Bank is subject to examination and regulation by the FDIC under the Federal Deposit Insurance Act (“FDIA”) because its deposit accounts are insured by the FDIC. The FDIC has adopted regulations which affect a broad range of the Bank’s activities, including, among other things, lending, appraisals, formation of subsidiaries, and obtaining deposits through brokers.

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

Trust preferred securities are considered regulatory capital for purposes of determining BHBC’s capital ratios. In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which required companies that have issued trust preferred securities to deconsolidate the related entities and restate their balance sheets. However, the Board of Governors of the Federal Reserve System (“FRB”), BHBC’s banking regulator, continues to allow inclusion of trust preferred securities in regulatory capital following the issuance of FIN 46R.

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

Under the prompt corrective action provisions of the FDIA, the FDIC has adopted regulations establishing five capital categories for insured banks designated as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. If any one or more of a bank’s ratios are below the minimum ratios required to be classified as undercapitalized, it will be classified as significantly undercapitalized, and if its ratio of tangible equity to total assets is 2% or less, it will be classified as critically undercapitalized. A bank may be reclassified by the FDIC to the next level below that determined by the criteria described above if the FDIC finds that it is in an unsafe or unsound condition or if it has received a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination and the deficiency has not been corrected, except that a bank cannot be reclassified as critically undercapitalized for such reasons.

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

Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such bank. In addition, a bank holding company is required to guarantee that its subsidiary bank will comply with any capital restoration plan. The amount of such a guarantee is limited to the lesser of (i) 5% of the bank’s total assets at the time it became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with the capital restoration plan. A holding company guarantee of a capital restoration plan results in a priority claim to the holding company’s assets ahead of its other unsecured creditors and shareholders that is enforceable even in the event of the holding company’s bankruptcy or the subsidiary bank’s insolvency.

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

The ability of BHBC to continue to pay dividends will depend upon its cash resources. BHBC’s principal source of liquidity consists of proceeds received from the sale of its former loan subsidiary in 2004. In addition, in 2006, the Bank initiated a regular quarterly dividend to BHBC and paid a total of $11.4 million in such dividends for the year. As a California-chartered bank, without the approval of the California DFI, the Bank may pay dividends in an amount which does not exceed the lesser of its retained earnings or its net income for the last three fiscal years. Under regulations of the FDIC, the Bank may not make a capital distribution without prior approval of the FDIC if it would be undercapitalized, significantly undercapitalized or critically undercapitalized under the Prompt Corrective Action Rules.

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

DISCONTINUED OPERATIONS—LOAN SERVICING

Through April 2004, the Company was a diversified financial services company that also conducted loan servicing operations through a wholly owned subsidiary, Wilshire Credit Corporation (“WCC”). WCC provided a variety of loan portfolio management services, including billing, portfolio administration and collection services for pools of loans. As of April 2004, WCC serviced over $6 billion principal balance of loans for more than 500 individual and institutional investors and government agencies. On April 30, 2004, the Company sold WCC to Merrill Lynch Mortgage Capital Inc., a division of Merrill Lynch & Co., New York, NY, for net proceeds of $48.2 million, and realized a gain on the sale of $21.7 million before taxes.

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

Our financial condition depends significantly on the quality of our assets. While we have developed and implemented underwriting policies and procedures to guide us in the funding of loans, compliance with these policies and procedures in making loans does not guarantee repayment of the loans. If the level of our non-performing assets rises, our results of operations and financial condition will be affected. A borrower’s ability to pay its loan in accordance with its terms can be adversely affected by a number of factors, such as a decrease in the borrower’s revenues and cash flows due to adverse changes in economic conditions or a decline in the demand for the borrower’s products and/or services.

Our allowances for loan losses may be inadequate.

We establish allowances for loan losses against each segment of our loan portfolio. At December 31, 2006, our allowance for loan losses equaled 0.7% of loans. Although we believe that we have established adequate allowances for loan losses as of December 31, 2006, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and DFI, as an integral part of their examination processes, periodically review our allowance for loan losses and could require additional provisions for loan losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our financial condition and results of operations.

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

At December 31, 2006, approximately 49% unpaid principal balance of our loans were collateralized by real estate located in California, and no more than 10% of our loans were collateralized in any other state. Because of this concentration, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.

An increasing portion of our loan portfolio consists of construction loans to developers for properties for resale to unidentified buyers.

At December 31, 2006, we had outstanding construction loans to developers for residential and commercial properties for sale (or lease) totaling $98.9 million, representing 9.4% of our loan portfolio, and additional commitments for these projects in the amount of $105.6 million. These types of loans generally have greater risks than loans on completed residential and commercial properties. A construction loan generally does not cover the full amount of the construction costs; however, the borrower’s equity is required at loan closing. Risks include price increases, delays and unanticipated difficulties that may materially increase these costs, which are typically borne by the borrower. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

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

Our business is heavily regulated.

Both BHBC, as a bank holding company, and the Bank, as a California-chartered FDIC-insured bank, are subject to significant governmental supervision, regulation and legislation, which are intended primarily to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy, and are not intended to protect bank and bank holding company shareholders. Statutes, regulations and regulatory policies affecting us may be changed at any time, and the interpretation of these statutes and regulations by examining authorities also may change. We cannot provide assurance that future changes in applicable statutes, regulations, legislation and policies or in their interpretation will not materially adversely affect our business.

We may not be able to fully utilize our deferred tax assets.

At December 31, 2006, we had net deferred tax assets totaling $28.3 million. This amount includes $27.7 million in anticipated tax savings that would result from the future usage of $81.5 million in available federal net operating loss (NOL) carryforwards. However, the maximum amount of NOL carryforward we may utilize in any year is limited to $6.0 million, as a result of our “ownership change” within the meaning of Section 382 of the Internal Revenue Code in 2002. Therefore, to fully utilize this NOL, we must earn an average of at least $6.0 million in taxable income per year through the year ended December 31, 2020, at which date the NOL carryforward will expire. There can be no assurance that we will generate sufficient taxable income in the next 14 years to enable us to utilize all of our available NOL. If at any time it appears more likely than not that we will not be able to realize this deferred tax asset, we would be required to increase the valuation allowance against the asset and record a corresponding charge to current earnings. This would have an adverse effect on our financial condition and results of operations.

The sale of the Beverly Hills branch may not produce the desired results.

In November 2006, we completed the sale of the Bank’s Beverly Hills branch. This sale was consistent with the Company’s objective of operating principally as a wholesale bank. In addition, management believes that this sale will enable us to (1) reduce overhead in future periods and (2) increase efficiency through the consolidation of all of the Bank’s operations into our Calabasas facility. However, there can be no assurance that the branch sale will cause the reduction in overhead or the increase in operating efficiencies to the extent anticipated by management. In addition, there can be no assurance that the overhead savings will not be offset by a higher cost of funds as a result of our increasing reliance on brokered, as opposed to retail, deposits.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The headquarters of the Company and the Bank are located in Calabasas, California, where we lease approximately 16,500 square feet of office space pursuant to a lease agreement expiring in August 2014. This space includes our branch facility which opened in March 2005.

The Company believes that its facilities are suitable and adequate for its present business purposes and for the foreseeable future.

ITEM 3. Legal Proceedings

In October 2006, the Company reached a settlement with a former officer to recover amounts owed to the Company by the former officer. This settlement was subsequent to a favorable ruling from an arbitrator in May 2006. In that ruling, the arbitrator held that the Company was entitled to recover legal fees and expenses previously advanced on the former officer’s behalf, plus interest, and could also receive reimbursement of the

Company’s own legal fees and costs incurred in connection with disputes with the former officer. The settlement agreement provides that the former officer will repay the Company a total of $2.0 million, plus interest on the unpaid balance at 6% per year. The initial payment of $200,000 was received in October 2006. All subsequent payments are to be made in semi-annual installments of $200,000 each, until the amount, including interest, is paid in full.

The Company is involved in litigation with its former loan servicing subsidiary, Wilshire Credit Corporation (“WCC”), and WCC’s parent, Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”), which purchased WCC from the Company on April 30, 2004. Beginning in June 2005, WCC made demands on the Company for reimbursement of certain costs purportedly incurred by WCC in connection with WCC’s performance under one of its loan servicing contracts. Through December 31, 2006, WCC had claimed a total of $890,000 of such costs. WCC further asserted that the Company is obligated to reimburse WCC for similar recurring costs it may incur through April 2008. The Company disagrees with this assertion. As a result, in July 2005 the Company filed a complaint for declaratory relief against WCC and Merrill Lynch. The complaint seeks, among other things, a declaration that the Company has no obligation to reimburse WCC for those costs, and that if such an obligation is found to exist, it is for a substantially lesser amount than that claimed by WCC. In September 2005, Merrill Lynch filed a cross-complaint against the Company alleging breach of contract. This litigation is expected to be resolved in 2007. The Company is not currently able to quantify the impact, if any, that the outcome of these actions may have on its financial condition or results of operations.

The Company has contractually agreed to indemnify Merrill Lynch for claims asserted against WCC by third parties arising out of acts taken by WCC prior to its sale on April 30, 2004. The indemnity is for settlements of judgments paid and for defense costs, and is for amounts which, in the aggregate, exceed $2.0 million. Merrill Lynch has notified the Company of a number of claims that have been or are being asserted against WCC, and for which Merrill Lynch is seeking indemnity from the Company. As of January 31, 2007, the total payments and defense costs of such claims was $1.1 million. It is unknown at the present whether the total claims for which Merrill Lynch asserts the Company is responsible will surpass the $2.0 million threshold and whether this matter will evolve into a formal claim. As of December 31, 2006, the Company determined that it was probable that a liability had been incurred in connection with this litigation. The Company believed $100,000 was a reasonable estimate of its potential liability, and accrued this amount as of December 31, 2006.

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

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock trades under the symbol “BHBC” and is traded on the Nasdaq Global Select Market. At February 15, 2007, there were 60 holders of record of the Company’s Common Stock.

The following table sets forth the range of high and low sales prices of the Common Stock and the cash dividends declared per share for the periods indicated:

	Sales Prices		Cash Dividends Declared
Period	High	Low
Year ended December 31, 2006:
Fourth Quarter	$8.94	$7.98	$0.125
Third Quarter	$9.27	$7.89	$0.125
Second Quarter	$10.60	$8.97	$0.125
First Quarter	$10.80	$10.22	$0.125

Year ended December 31, 2005:
Fourth Quarter	$10.67	$9.77	$0.125
Third Quarter	$11.00	$9.97	$0.125
Second Quarter	$10.95	$10.10	$0.125
First Quarter	$11.02	$9.30	$0.125

The Company has paid regular quarterly dividends of $0.125 per share, or $0.50 annually, since the second quarter of 2004. As discussed earlier, the ability of the Company to pay dividends is subject to regulation by California General Corporation Law and the FRB.

PERFORMANCE GRAPH

The following Performance Graph covers the five-year period from December 31, 2001 through December 31, 2006. The graph compares the performance of the Company’s common stock to the S&P 500 and an index of other small banks in California (the “CSBI”) which the Company believes comprise its industry peer group.

2006 Measurement Period (1) (2) (3)

	December 31,
	2001	2002	2003	2004	2005	2006
Company (BHBC)	$100.00	$161.58	$293.79	$513.56	$553.67	$468.36
CSBI(3)	$100.00	$146.92	$226.80	$283.62	$266.32	$310.32
S&P 500	$100.00	$76.63	$96.85	$105.56	$108.73	$123.54

(1)	Assumes all distributions to stockholders are reinvested on the payment dates.
(2)	Assumes $100 invested on December 31, 2001 in the Company’s common stock, the S&P 500 Index and the CSBI.
(3)	The companies included in the CSBI are First Regional Bancorp, ITLA Capital Corporation, Pacific Capital Bancorp, Provident Financial Holdings and UCBH Holdings.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per-share amounts)
Statements of Operations Data:
Total interest income	$88,167	$77,397	$60,041	$46,527	$52,544
Total interest expense	55,172	38,343	26,494	23,685	28,622

Net interest income	32,995	39,054	33,547	22,842	23,922
Provision for (recapture of) loan losses	957	(41)	351	(539)	255

Net interest income after provision for (recapture of) loan losses	32,038	39,095	33,196	23,381	23,667
Other income	9,052	2,019	1,326	457	402
Other expenses	15,340	15,538	16,105	17,907	22,651

Income from continuing operations before income tax provision	25,750	25,576	18,417	5,931	1,418
Income tax provision	10,940	10,524	4,585	2,539	534

Income from continuing operations	14,810	15,052	13,832	3,392	884
Discontinued operations:
Income from operations of discontinued segment (including gain on sale of $21,716 in 2004)	—	—	22,200	5,726	1,955
Minority interest in discontinued segment	—	—	—	—	(686)
Income tax provision	—	—	9,307	2,231	191

Income from discontinued operations	—	—	12,893	3,495	1,078

Net income	$14,810	$15,052	$26,725	$6,887	$1,962

Earnings per share – basic:
Income from continuing operations	$0.73	$0.71	$0.67	$0.18	$0.05
Discontinued operations	—	—	0.62	0.19	0.06

Net income	$0.73	$0.71	$1.29	$0.37	$0.11

Earnings per share – diluted:
Income from continuing operations	$0.72	$0.70	$0.65	$0.17	$0.04
Discontinued operations	—	—	0.60	0.17	0.06

Net income	$0.72	$0.70	$1.25	$0.34	$0.10

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per-share amounts)
Financial Condition Data:
Cash and cash equivalents	$27,005	$20,954	$15,526	$16,739	$15,981
Portfolio assets:
Mortgage-backed and other investment securities	479,572	356,008	330,937	258,005	273,497
Loans, net	1,040,726	948,144	915,383	610,807	486,667
Discounted loans, net	1,157	1,679	2,360	3,817	5,829
Real estate owned, net	653	62	1,769	267	1,101

Total portfolio assets	1,522,108	1,305,893	1,250,449	872,896	767,094
Total assets	1,623,836	1,403,739	1,335,623	975,282	843,588
Deposits	850,890	604,649	541,960	473,409	395,781
Short-term borrowings	20,000	—	—	—	—
Repurchase agreements	40,000	63,000	120,000	88,000	91,870
FHLB advances	496,337	530,837	474,837	249,337	216,000
Long-term investment financing	—	—	—	681	2,133
Junior subordinated notes payable to trusts (1)	46,393	20,619	20,619	20,619	—
Trust preferred securities (1)	—	—	—	—	20,000
Stockholders’ equity	155,438	173,870	171,062	125,483	100,023

	Year Ended December 31,
	2006	2005	2004	2003	2002
Financial Ratios and Other Data:
Return on average assets	1.02%	1.08%	2.22%	0.80%	0.24%
Return on average equity	8.93%	8.70%	19.31%	6.55%	2.05%
Average interest yield on total loans and discounted loans	6.99%	6.41%	5.64%	6.31%	7.03%
Net interest spread (2)	2.02%	2.66%	2.59%	2.34%	2.42%
Net interest margin (3)	2.38%	2.94%	2.88%	2.76%	3.01%
Ratio of earnings to fixed charges (4):
Including interest on deposits	1.47	1.67	1.70	1.25	1.05
Excluding interest on deposits	2.10	2.23	2.31	1.48	1.11
Long-term debt to total capitalization (5)	0.78	0.76	0.74	0.69	0.70
Total financial liabilities to equity	9.45	7.07	6.81	6.78	7.43
Dividend payout ratio (6)	69.44%	71.43%	57.69%	—	—
Average equity to average assets	11.42%	12.40%	11.50%	12.24%	11.73%
Non-performing loans to loans at end of period (7)	0.11%	0.54%	0.49%	0.95%	0.82%
Allowance for loan losses to total loans at end of period (8)	0.75%	0.74%	0.79%	1.10%	1.62%

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Operating Data:
Investments and originations:
Loan purchases	$88,660	$142,814	$149,652	$86,928	$74,689
Discounted loans and foreclosed real estate	—	—	—	2	10
Loan originations	248,749	118,989	289,353	206,042	70,754
Mortgage-backed and other investment securities	197,621	126,828	238,407	151,830	294,917

Total	535,030	388,631	677,412	444,802	440,370
Repayments	(318,672)	(323,989)	(259,314)	(312,411)	(245,417)
Loan sales	—	—	(369)	(8,072)	(2,433)
Net change in portfolio assets	216,215	55,444	377,553	105,802	101,236

(1)	The Company issued notes in July 2002 to a trust, which purchased the notes using the proceeds from a private placement to unaffiliated third parties of $20 million of trust preferred securities and from the issuance to the Company of common securities for $619,000. Prior to the Company’s adoption of FASB Interpretation No. 46R (“FIN 46”) effective as of December 31, 2003, the Company reported the trust as a consolidated subsidiary, with the trust preferred securities included in the consolidated statements of financial condition of the Company and the common securities eliminated as an intercompany transaction. Following the adoption of FIN 46, the Company has reflected the notes under the caption “Junior subordinated notes payable to trust” and included its common securities in the trust in “other assets” in its consolidated statements of financial condition. The Company in 2006 issued $25.8 million in additional notes to trusts in two separate placements.
(2)	Net interest spread represents average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total average interest-earning assets.
(4)	The ratios of earnings to fixed charges were computed by dividing (x) income from continuing operations before income taxes plus fixed charges by (y) fixed charges. Fixed charges represent total interest expense, including and excluding interest on deposits, as applicable.
(5)	Total capitalization equals long-term debt plus equity.
(6)	Dividend payout ratio represents dividends per share divided by diluted income from continuing operations per share.
(7)	Non-performing loans include all non-discounted loans that have been placed on non-accrual status by the Company. Non-discounted loans are placed on non-accrual status when they became past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Discounted loans are not included in non-performing loans.
(8)	Excludes discounted loans.

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

Our net income for the year ended December 31, 2006 was $14.8 million, or $0.72 per diluted share, compared with $15.1 million, or $0.70 per diluted share, for the year ended December 31, 2005. The higher earnings per share in 2006, despite the slight decline in net income for the year, was due to our repurchase of 2.75 million shares of outstanding common stock in August 2006.

The results for 2006 include a pre-tax gain of $8.5 million on the sale of the Bank’s Beverly Hills branch in November 2006. This sale reflected our efforts to reduce administrative overhead and our intention to operate principally as a wholesale bank. The gain from the sale of the Beverly Hills branch was offset in substantial part by a $6.1 million reduction in net interest income. This decline was due primarily to a decrease in our net interest margin, as the interest rate cost of our interest-bearing liabilities increased faster than the yields on our interest-earning assets. The year 2006 results also reflect a $1.5 million decline in other operating income and a $1.0 million increase in the provision for loan losses.

Our stockholders’ equity declined by $18.4 million for the year ended December 31, 2006 to $155.4 million, or $8.27 book value per diluted share, despite our net income of $14.8 million. This decrease was due primarily to the repurchase of 2.75 million shares of our common stock for a total price of $24.75 million and cash dividends of $10.0 million. These decreases were partially offset by net after-tax unrealized gains of $1.3 million on the portfolio of available-for-sale securities and a $0.2 million increase in paid-in capital representing stock-based compensation expense.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including, but not limited to, those related to allowances for loan losses, other than temporary impairment in the market values of investment securities, the realizability of deferred tax assets, and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Mortgage-Backed and Other Investment Securities Available for Sale.    The Company’s mortgage-backed and other investment securities available for sale are reported at their current fair market value. In determining current fair value when quotes from third parties are not available, we estimate the present value of the anticipated cash flows of the securities based on certain assumptions, including the amount and timing of future repayments, the discount rate to be used, and default rates and expected losses on the loans underlying the securities. If the change in market value is considered temporary, the unrealized holding gains and losses are reported net of tax, when applicable, as a separate component of accumulated other comprehensive income in stockholders’ equity. In the event of a decline in market value, management must evaluate whether the decline is temporary in nature or other than temporary. In making this evaluation, management must consider certain factors, including (a) whether the Company has the ability and intent to hold the investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and (b) whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Declines that are considered other than temporary are reflected as “Market valuation losses and impairments” in the consolidated statements of operations and not as a direct reduction to stockholders’ equity. The Company’s portfolio of mortgage-backed and other investment securities available for sale represented more than 25% of consolidated total assets as of December 31, 2006. Consequently, fluctuations in the securities’ values can have a significant impact on our financial condition and results of operations.

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

The Company uses its internal asset review system to evaluate its loan portfolio and to classify loans as pass, special mention, substandard, substandard well-secured, doubtful or loss. These terms correspond to varying degrees of risk that the loans will not be collected in part or in full. The frequency at which a specific loan is subjected to internal asset review depends on the type and size of the loan and the presence or absence of other risk factors, such as delinquency and changes in collateral values. The allowance for loan losses consists of general valuation allowances (“GVAs”), which are derived primarily from the Company’s loss migration factors. Specific valuation allowances (“SVAs”) are established for impaired loans, and are equal to the excess of the unpaid principal balance over the fair value of the collateral for all impaired loans. For all loans except discounted loans, the SVAs are charged off at the end of the month in which they are established.

GVAs are based on loss migration factors that are updated each quarter. GVAs also include a qualitative adjustment, which represents management’s evaluation after consideration of certain credit risk characteristics. These risk characteristics include, but are not limited to, the following: the institution’s historical and recent loss experience in its portfolios; the volume, severity and trend of non-performing assets; the extent to which refinances or loan modifications are made to maintain loans in a current status; known deterioration in credit concentrations or certain classes of loans; loan to value ratios of real estate-secured loans; risks associated with specific types of collateral; the quality and effectiveness of the lending policy, loan purchase policy, internal asset review policy, charge-off, collection and recovery policies; current and anticipated conditions in the general and local economies which might affect the collectability of the institution’s asset; anticipated changes in the composition or volume of the loan portfolio; and reasonableness standards in accordance with regulatory agency policies. The evaluation of the inherent loss with respect to these risk characteristics is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. Apart from a qualitative adjustment, management currently maintains a risk-modeling reserve in the range of 3% to 6% of the total estimated allowance for loan losses, due to the inherent risk associated with the imprecision in estimating the allowance.

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

•

Homogeneous loans have been defined as loans secured by one to four single-family residences, mobile home loans and consumer loans, and are analyzed for impairment collectively by their respective loan group. GVA loss estimates are measured utilizing the Company’s loss migration factors.

•

Non-homogeneous loans include the following loan types: multifamily, commercial real estate, “bridge” loans, construction loans, land loans and commercial unsecured. The non-homogeneous loans are analyzed individually for impairment. GVA loss estimates are measured utilizing the Company’s loss migration factors. A loss horizon of seven years has been developed with the objective of achieving loss data to capture a full business cycle.

When the Company increases the allowance for loan losses related to loans, it records a corresponding increase to the provision for loan losses in the statement of operations. The DFI and FDIC, as part of their examination process, periodically review the Company’s allowance for losses and the carrying values of its assets. There can be no assurance that the DFI or FDIC will not require additional reserves following future examinations.

Income Taxes.    At December 31, 2006 we had a total gross deferred tax asset of $34.0 million. This asset represents the tax effect of future deductible or taxable amounts and is attributable to net operating loss carryforwards and also to temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the Company’s income tax returns. In accounting for the deferred tax assets, we apply SFAS No. 109, Accounting for Income Taxes, which requires, among other things, that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

As of December 31, 2006, we evaluated the positive and negative evidence regarding the future realization of the deferred tax assets. Pursuant to this evaluation, we concluded that the available objective positive evidence regarding our ability to generate future federal taxable income substantially outweighed the available objective negative evidence regarding future federal taxable income. We also concluded that the objective negative evidence regarding the ability to generate certain future state taxable income outweighed the available objective positive evidence regarding certain future state taxable income, due primarily to the curtailment of our operations in the state of Oregon following the sale of WCC. As a result, we believe it is more likely than not that a substantial amount of our deferred tax asset will be realized in future years. Consequently, we believe that as of December 31, 2006, that the only valuation allowance required is approximately $5.7 million related to net operating loss carryforwards in Oregon and certain other states. As portions of the deferred tax asset are realized and the valuation allowance is reduced, the related benefits, to the extent they related to our post-reorganizational period, are recorded as a deferred tax benefit in our consolidated statements of operations. As benefits relating to our pre-reorganizational period are realized, they are recorded as a direct increase to stockholders’ equity.

The net deferred tax asset of $28.3 million is reported as an asset in our consolidated statement of financial condition as of December 31, 2006. However, there can be no assurance that the amount, if any, that we ultimately realize will not differ materially from our assessment.

RESULTS OF OPERATIONS—2006 COMPARED TO 2005

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

Interest-Earning Assets and Interest-Bearing Liabilities

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest	Weighted Average Yield/ Rate	Average Balance	Interest	Weighted Average Yield/ Rate	Average Balance	Interest	Weighted Average Yield/ Rate
Assets:
Mortgage-backed securities	$374,394	$18,483	4.94%	$335,128	$14,753	4.40%	$299,252	$12,233	4.09%
Loans, net of unaccreted discounts/unamortized premium (1)	966,479	67,527	6.99%	950,140	60,895	6.41%	826,916	46,632	5.64%
Federal funds and other investments	43,926	2,157	4.91%	42,793	1,749	4.09%	37,868	1,176	3.11%

Total interest-earning assets	1,384,799	88,167	6.37%	1,328,061	77,397	5.83%	1,164,036	60,041	5.16%

Non-interest earning cash	1,698			2,082			4,625
Allowance for loan losses	(7,280)			(8,337)			(35,003)
Other assets	73,060			73,994			69,793

Total assets	$1,452,277			$1,395,800			$1,203,451

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Savings, NOW and money market accounts	$55,619	$1,888	3.39%	$111,134	$2,974	2.68%	$74,556	$1,407	1.89%
Certificates of deposit	652,875	29,814	4.57%	452,601	14,649	3.24%	485,981	11,020	2.27%

Total interest-bearing deposits	708,494	31,702	4.47%	563,735	17,623	3.13%	560,537	12,427	2.22%
Short-term borrowings	712	50	7.02%	—	—	—	—	—	—
Repurchase agreements	43,538	1,539	3.53%	116,000	3,681	3.17%	89,951	2,032	2.26%
FHLB advances	482,068	19,108	3.96%	508,298	15,552	3.06%	361,249	10,653	2.95%
Other borrowings	33,704	2,773	8.23%	20,619	1,487	7.21%	20,822	1,382	6.64%

Total interest-bearing liabilities	1,268,516	55,172	4.35%	1,208,652	38,343	3.17%	1,032,559	26,494	2.57%

Noninterest-bearing deposits	4,857			4,375			4,092
Other liabilities	13,023			9,742			28,384

Total liabilities	1,286,396			1,222,769			1,065,035
Stockholders’ equity	165,881			173,031			138,416

Total liabilities and stockholders’ equity	$1,452,277			$1,395,800			$1,203,451

Net interest income		$32,995			$39,054			$33,547

Net interest spread (2)			2.02%			2.66%			2.59%
Net interest margin (3)			2.38%			2.94%			2.88%
Ratio of average interest-earning assets to average interest-bearing liabilities	109.17%			109.88%			112.73%

(1)	The average balances of the loan portfolio include discounted loans and non-performing loans, on which interest is recognized on a cash basis.
(2)	Net interest spread represents the weighted-average yield on interest-earning assets minus the weighted-average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total average interest-earning assets.

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

Changes in Net Interest Income

	Year Ended December 31,
	2006 v. 2005			2005 v. 2004
	Increase (Decrease) Rate	Increase (Decrease) Volume	Net Change	Increase Rate	Increase (Decrease) Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Mortgage-backed securities	$1,898	$1,832	$3,730	$985	$1,535	$2,520
Loans	5,570	1,062	6,632	6,819	7,444	14,263
Federal funds and other investments	361	47	408	406	167	573

Total interest-earning assets	7,829	2,941	10,770	8,210	9,146	17,356

Interest-bearing liabilities:
Savings, NOW and money market accounts	659	(1,745)	(1,086)	721	846	1,567
Certificates of deposit	7,302	7,863	15,165	4,431	(802)	3,629

Total interest-bearing deposits	7,961	6,118	14,079	5,152	44	5,196
Short-term borrowings	—	50	50	—	—	—
Repurchase agreements	379	(2,521)	(2,142)	961	688	1,649
FHLB advances	4,394	(838)	3,556	414	4,485	4,899
Other borrowings	234	1,052	1,286	118	(13)	105

Total interest-bearing liabilities	12,968	3,861	16,829	6,645	5,204	11,849

(Decrease) increase in net interest income	$(5,139)	$(920)	$(6,059)	$1,565	$3,942	$5,507

Our net interest income was $33.0 million for the year ended December 31, 2006, compared with $39.1 million for the year ended December 31, 2005. This decrease was due primarily to a decline in our net interest margin, as the net interest earning assets in 2006 were comparable to those in 2005.

Our net interest margin was 2.38% for the year ended December 31, 2006, compared with 2.94% for the year ended December 31, 2005. This decline in the margin was primarily the result of the increase in market interest rates from 2005 to 2006. Because our interest bearing liabilities reprice more frequently than our interest earning assets, our net interest margin tends to decrease as interest rates rise. As a result, our weighted average cost of interest bearing liabilities increased by 118 basis points to 4.35% for the year ended December 31, 2006, compared with 3.17% for the year ended December 31, 2005. In contrast, our yield on interest-earning assets increased by only 54 basis points, to 6.37% for 2006 compared with 5.83% for 2005. We anticipate that the net interest margin may narrow further in future periods if the treasury yield remains relatively flat. In addition, the sale of the Beverly Hills branch may cause a reduction in the net interest margin, due to our reduced retail presence and our increasing reliance on higher-costing brokered deposits.

Interest income on mortgage-backed securities was $18.5 million for the year ended December 31, 2006, compared with $14.8 million for the year ended December 31, 2005. The increase in 2006 reflects both an increase in yields and a higher average earning-asset balance. The higher yields, which were precipitated by rising market interest rates, extended the expected lives of the securities and reduced the amortization of premiums. As a result, our yield on mortgage-backed securities increased by 54 basis points, from 4.40% for 2005 to 4.94% for 2006. The increase in the average investment balance from 2005 to 2006 reflects our purchase of $117.9 million in mortgage-backed securities in the second quarter of 2006, in addition to an increase in mortgage-backed securities throughout 2005.

Interest income on loans was $67.5 million for the year ended December 31, 2006, compared with $60.9 million for the year ended December 31, 2005. This increase was due primarily to a 58-basis point increase in the weighted-average yield on our loans, from 6.41% for 2005 to 6.99% for 2006, reflecting the continuing increase in market interest rates. Our adjustable-rate loans (including loans with an initial fixed rate for 3 or 5 years which subsequently convert to adjustable-rate) have comprised between 85-88% of our total loans for the past year, and therefore our portfolio is highly sensitive to interest rate fluctuations. The higher yield in 2006 was also a result of our expansion into construction loans, which had a weighted-average yield of 9.31% for the year. To a lesser extent, the increase in loan interest income was due to a $16.3 million increase in the average balance of loans from 2005 to 2006. This increase in average loan volume reflects the moderate growth in our loan portfolio throughout 2005 (the effects of which are realized in future periods) and loan portfolio acquisitions in the second and fourth quarters of 2006.

Interest expense on deposits was $31.7 million for the year ended December 31, 2006, compared with $17.6 million for the year ended December 31, 2005. This increase was due to both a 134-basis point increase in the average cost of our interest-bearing deposits (from 3.13% for 2005 to 4.47% for 2006) and a significant increase in the average balance of deposits during the year. The higher average cost of funds in 2006 was largely due to the continuing increase in market interest rates, which raised the cost of deposits as maturing certificates of deposit (CDs) were replaced with higher-costing CDs. In addition, the proportion of CDs to total deposits increased to an average of 92.1% for 2006, compared with an average of 80.3% for 2005. We have increasingly utilized deposits as our primary funding source in 2006 and raised a significant volume of wholesale CDs, resulting in a $144.8 million increase in the average balance of interest-bearing deposits over 2005.

Interest expense on repurchase agreements and FHLB advances totaled $20.6 million for the year ended December 31, 2006, compared with $19.2 million for the year ended December 31, 2005. This increase was due to the higher market interest rates in 2006. As a result, the cost of our repurchase agreements increased by 36 basis points, from 3.17% in 2005 to 3.53% in 2006, and the cost of our FHLB advances increased by 90 basis points, from 3.06% to 3.96% over the same periods. The effects of the higher rates more than offset a decline in the average balance of borrowings. The average volume or repurchase agreements and FHLB advances declined by $70.5 million and $26.2 million, respectively, from 2005 to 2006, as we increasingly utilized CDs as our primary funding source in 2006.

Interest expense on our junior subordinated notes payable was $2.8 million for the year ended December 31, 2006, compared with $1.5 million for the year ended December 31, 2005. This increase reflects both higher average borrowing balances and higher rates in 2006. In May 2006 we issued $20.6 million in junior subordinated notes payable to fund our anticipated stock repurchase, and in December 2006 we issued an additional $5.2 million. This new debt increased the average liability balance for 2006 by $13.1 million over the average balance for 2005. These new notes and our earlier notes, issued in July 2002, bear interest at a premium over LIBOR, and therefore generate higher interest expense in periods of rising rates. Consequently, the average cost of our junior subordinated notes payable increased by 102 basis points from 2005 to 2006.

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

We recorded a provision for loan losses of $957,000 for the year ended December 31, 2006, compared with net recaptures of loan loss reserves of $41,000 for the year ended December 31, 2005. The increase in the provision for 2006 was due primarily to a change in the composition of our loan portfolio. In 2006, we expanded our product line to include construction loans, and also saw a substantial increase in our loans secured by land. Because these categories of loans carry more risk than commercial and multifamily real estate loans, we increased our reserves accordingly to provide for possible estimated losses.

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

Other Income

Our other income was $9.1 million for the year ended December 31, 2006, compared with $2.0 million for the year ended December 31, 2005. The increase in 2006 was due to the $8.5 million pre-tax gain on the sale of our Beverly Hills branch in the fourth quarter. In addition, other income for 2006 includes the initial payment of $200,000 received from a former officer for reimbursement of legal fees the Company paid on his behalf in prior years. See Item 3 and Note 5 to the Consolidated Financial Statements. (Payments received pursuant to our settlement agreement with the former officer will be recorded as “other income” when received.) Partially offsetting these increases in other income was a $1.2 million decline in our real estate income, reflecting a provision for loss on a multifamily property which was acquired through foreclosure. In addition, our other income for 2005 included a one-time gain of $404,000 resulting from our payoff of a participation liability to a co-investor, which previously shared in the returns generated by certain loan portfolios.

Other Expenses

Compensation and employee benefits expense totaled $7.1 million for the year ended December 31, 2006, compared with $6.8 million for the year ended December 31, 2005. This increase was due primarily to a $347,000 increase in bonus expense in 2006. These higher bonuses include incentive bonuses paid to our Chief Executive Officer pursuant to our stock repurchase and sale of the Beverly Hills branch and a signing bonus paid to our new Executive Vice President and Chief Lending Officer.

Our legal expenses declined by $469,000 from the year ended December 31, 2005 to the year ended December 31, 2006. This decrease was due to the reversal of $746,000 in expenses previously accrued on behalf of a former officer after we received a favorable ruling from an arbitrator in May 2006. We continue to incur litigation-related costs in connection with our disputes with our former loan servicing subsidiary, Wilshire Credit Corporation, and its parent company, Merrill Lynch. This litigation is expected to be resolved in 2007.

Other professional fees increased by $425,000 from the year ended December 31, 2005 to the year ended December 31, 2006. This increase was largely due to $177,000 in consulting fees relating to our repurchase of common stock in August 2006. In addition, on an ongoing basis we incur consulting fees in connection with our information systems, which we began outsourcing in the fourth quarter of 2005.

Regulatory assessments were $145,000 for the year ended December 31, 2006, compared with $338,000 for the year ended December 31, 2005. The decrease in 2006 was due to the Bank’s conversion to a state charter in

September 2005. Because the DFI assesses its annual fee effective July 1, the Bank did not incur such fees in 2006 until the third quarter. Our regulatory assessments in 2005 included fees paid to the Bank’s former regulator, the Office of Thrift Supervision, for the first three quarters of the year.

We no longer incur amortization expense related to our core deposit intangible because this asset had been amortized in full as of June 30, 2005. We recorded amortization expense of $129,000 on this asset through the first six months of 2005.

Our directors expenses declined by $132,000 from the year ended December 31, 2005 to the year ended December 31, 2006. These decreases were due primarily to the reduction in the size of our board of directors from ten members to seven in August 2005. In addition, the Chairman of our board of directors was hired as our Chief Executive Officer in August 2005, and as a result did not receive any director fees in 2006.

The Company anticipates that the sale of the Beverly Hills branch in November 2006 will result in annual savings of approximately $0.7 million in compensation, employee benefits and lease expenses in future years.

RESULTS OF OPERATIONS—2005 COMPARED TO 2004

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

Interest income on mortgage-backed securities was $14.8 million for the year ended December 31, 2005, compared with $12.2 million for the year ended December 31, 2004. The increase in 2005 reflects a $35.9 million increase in the average balance of mortgage-backed securities, primarily as a result of the our purchases of $238.4 million of mortgage-backed securities in 2004. The increase also was due to an increase in yield of 31-basis points, from 4.09% for the year ended December 31, 2004 to 4.40% for the year ended December 31, 2005. The higher average yield in 2005 resulted from the increase in market interest rates, which extended the expected lives of the securities and reduced the amortization of premiums.

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

Interest expense on repurchase agreements and FHLB advances totaled $19.2 million for the year ended December 31, 2005, compared with $12.7 million for the year ended December 31, 2004. These increases were due primarily to a significant increase in the average balance of outstanding borrowings. In the latter half of 2004 we began to utilize our debt facilities in lieu of certificates of deposit to finance our asset growth. The increase in interest on borrowings also reflects the recent increases in market interest rates, which raised the average cost of repurchase agreements by 91 basis points from 2004 to 2005. Similarly, the cost of FHLB advances increased by 11 basis points, from an average of 2.95% for 2004 to 3.06% for 2005.

Provision for Loan Losses

In 2005, we recorded $65,000 in net recaptures of loan loss provisions previously taken, compared with a loan loss provision of $438,000 for the year ended December 31, 2004. On our discounted loans, we recorded a net loan loss provision of $24,000 for the year ended December 31, 2005, compared with net recaptures of $87,000 for the year ended December 31, 2004.

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

Other Expenses

Compensation and employee benefits expense totaled $6.8 million for the years ended December 31, 2005 and 2004. Our base employee compensation, primarily salaries and wages, increased by $0.7 million from 2004 to 2005, due to an increase in our lending staff and the opening of the Bank’s new Calabasas branch. This increase was offset by a $0.7 million decline in incentive compensation, as a result of a decline in loan fundings in 2005 as compared with 2004.

Our legal expenses (included in “Professional fees” in the statement of operations) increased by $0.4 million from the year ended December 31, 2004 to the year ended December 31, 2005. This increase was due primarily to expenses related to various ongoing issues with respect to a former officer (see “Item 3—Legal Proceedings” and Note 5 to the Consolidated Financial Statements). Other professional fees, particularly audit and consulting expenses, were higher in 2004 primarily as a result of expenses related to the implementation of Sarbanes-Oxley Section 404.

Occupancy expense increased slightly from 2004 to 2005 as a result of the renewal of the lease at our Calabasas offices, effective in August 2004. The decline in FDIC insurance premiums in 2005 reflects an overall decline in our deposits from mid-2004, when we began to utilize borrowings as our primary funding source, to the third quarter of 2005. Our amortization expense represents the amortization recorded on our core deposit intangible asset, which we acquired in connection with our purchase of the Beverly Hills branch in June 2000. As of June 30, 2005, the core deposit intangible asset had been amortized in full and no longer had a book value. Our directors expense declined from 2004 to 2005, primarily due to the reduction in the size of our board of directors from ten members to seven in August 2005.

Provision for Income Taxes

Our provision for income taxes was $10.5 million for 2005, compared with income taxes on continuing operations of $4.6 million for 2004. The unusually low tax expense for 2004 was due to the elimination of nearly all of the valuation allowance against the Company’s deferred tax assets in the fourth quarter of 2004. A portion of the valuation allowance related to deferred tax assets (primarily net operating losses) that were generated in the Company’s post-reorganizational period, and the related benefit was recorded as a deferred tax benefit in our statement of operations. (The majority of the deferred tax assets that were realized were generated in our pre-reorganizational period, and the related tax benefits were realized by recording a direct increase to stockholders’ equity.) Our 2005 tax provision primarily reflects the statutory income tax rates. However, approximately $2.0 million of this expense is not expected to be currently payable in cash due to the utilization of our net operating loss carryforward.

CHANGES IN FINANCIAL CONDITION

General

At December 31, 2006, our total assets were $1.6 billion, an increase of $220.1 million, or 15.7%, from total assets at December 31, 2005. This increase was due primarily to acquisitions of mortgage-backed securities and new loan originations and purchases, which were funded primarily by new certificates of deposit. The following discussion summarizes the significant changes in our financial condition for the year ended December 31, 2006.

Mortgage-Backed and Other Securities Available for Sale

Our portfolio of mortgage-backed securities available for sale increased by $128.3 million during the year ended December 31, 2006. This increase was due primarily to purchases of securities of $197.6 million, partially offset by principal repayments of $71.3 million. In 2006, we substantially increased our investment activity to maintain our overall asset growth during periods of slowing demand for loans. Our purchases included $165.0 million in GSE mortgage-backed securities with a weighted-average yield of 5.91% and $32.6 million in AAA-rated mortgage-backed securities with a weighted-average yield of 6.25%.

In the third and fourth quarters of 2006, our mortgage-backed securities recovered approximately $7.4 million of their previously-recorded unrealized holding losses. This increase in market value was a result of the decline in longer-term treasury yields in the latter half of the year. While the portfolio’s aggregate market value is still less than its amortized cost, its results for the year reflect net holding gains of $2.2 million.

The balance of our other investment securities available for sale (consisting of trust preferred securities and mutual funds) declined by $4.8 million during the year ended December 31, 2006, primarily as a result of repayments.

Loans

Our portfolio of loans, net of discounts and allowances, increased by $92.6 million for the year ended December 31, 2006 to a total of $1.0 billion at year-end. This increase was due to loan originations and purchases totaling $337.4 million, partially offset by repayments of $242.1 million and a loan loss provision of $1.0 million. Our loan origination activity continued to be impeded by higher interest rates, which have reduced the number of refinancings, and also by increased competitiveness in loan pricing. However, in 2006 we expanded our product line to include construction loans, and originated and purchased a total of $103.8 million in loans for the construction of commercial and multifamily residential properties during the year. At December 31, 2006, we had outstanding commitments to fund $154.0 million in new construction, commercial and multifamily loans. Our asset quality remains strong, as the unpaid principal balance of nonperforming loans represented approximately 0.1% of our total loans as of December 31, 2006.

Real Estate Owned

Real estate owned increased by $591,000 for the year ended December 31, 2006. This increase was due to acquisitions of $1.5 million in new properties through foreclosure, including one multifamily property of $1.3 million. We subsequently recorded write-downs of $0.9 million on this property and are actively marketing it for sale.

Deposits

Deposits increased by $246.4 million during the year ended December 31, 2006, despite the elimination of $157.5 million in deposits as part of the sale of the Beverly Hills branch. This increase was due to a significant increase in wholesale CDs, which we used as our primary funding source. The weighted average interest cost of our deposits was 4.82% at December 31, 2006, compared with 3.64% at December 31, 2005. The increase in cost was due to both the increase in market interest rates over the prior year and the issuance of higher-costing wholesale CDs during the year. At December 31, 2006, our CDs comprised 96.7% of our total deposits, compared with 85.4% at December 31, 2005.

Short-Term Borrowings

At December 31, 2006, we had $20.0 million outstanding under a revolving line of credit agreement with another financial institution which we obtained in November 2006. This borrowing bears interest at the 3-month LIBOR rate, plus 1.65% (7.02% at December 31, 2006), adjusting quarterly. The proceeds from this debt facility will be used for working capital purposes. The line of credit is due and payable in full in November 2007.

Repurchase Agreements

Repurchase agreements decreased by $23.0 million for the year ended December 31, 2006, due to $53.0 million in maturities with a weighted average cost of 3.29%, partially offset by a renewal of $30.0 million bearing interest at 5.03%. Our outstanding repurchase agreements had a weighted average cost of 4.81% at December 31, 2006, compared with 3.43% at December 31, 2005. We did not enter into any additional repurchase agreements during 2006, as our funding requirements were met with new wholesale CDs.

FHLB Advances

FHLB advances decreased by $34.5 million during the year ended December 31, 2006. This decrease reflects $848.0 million in maturities, partially offset by $813.5 million in new advances. The significant activity in FHLB advances in 2006 was largely due to the sale of our Beverly Hills branch. At the close of the sale in November 2006, we borrowed $144.0 million in short-term FHLB advances to replace the deposits transferred in the sale. As these new advances matured, we replaced the funds with brokered CDs in order to maintain sufficient unused borrowing capacity. The FHLB has authorized a borrowing limit for total FHLB advances of 45% of the Bank’s total assets as of the previous quarter-end.

Junior Subordinated Notes Payable to Trusts

Our total junior subordinated notes payable to trusts increased from $20.6 million at December 31, 2005 to $46.4 million at December 31, 2006. This increase was due to two issuances of these borrowings during the year.

In May 2006 we issued $20.6 million in junior subordinated notes payable (bearing interest at 1.55% over the 3-month LIBOR rate) to finance our anticipated stock repurchase, and in December 2006 we issued an additional $5.2 million, bearing interest at 1.78% over the 3-month LIBOR. The trusts purchased these notes using the proceeds from private placements of trust preferred securities to unaffiliated third parties and from the issuance of common securities to the Company.

Stockholders’ Equity

Our stockholders’ equity declined by $18.4 million for the year ended December 31, 2006 to $155.4 million, or $8.27 book value per diluted share, despite our net income of $14.8 million. This decrease was due primarily to the repurchase of 2.75 million shares of our common stock for a total price of $24.75 million and cash dividends of $10.0 million. These decreases were partially offset by net after-tax unrealized gains of $1.3 million on the portfolio of available-for-sale securities and a $0.2 million increase in paid-in capital representing stock-based compensation expense.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include debt obligations and commitments to extend credit and involve, to varying degrees, elements of risk in excess of the amount recognized in the balance sheet.

At December 31, 2006, we had outstanding commitments to extend credit of $154.0 million. These commitments expose us to credit risk in excess of amounts reflected in the consolidated financial statements. We receive collateral to support loans and commitments to extend credit for which collateral is deemed necessary.

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

At December 31, 2006, we had $834.8 million of CDs. Scheduled maturities of CDs during the 12 months ending December 31, 2007 and thereafter amounted to $712.4 million and $122.4 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management continues its effort to reduce our exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of our interest-earning assets.

The Company is party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents the Company’s future financial obligations (principal and interest payments) outstanding as of December 31, 2006:

Contractual Obligations

	Payments due within time period at December 31, 2006
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$735,221	$83,456	$48,800	$—	$867,477
Short-term borrowings	21,287	—	—	—	21,287
Repurchase agreements	1,925	41,445	—	—	43,370
Employment contracts	535	545	—	—	1,080
Operating leases	422	857	890	1,237	3,406
FHLB advances	175,738	261,257	106,849	—	543,844
Junior subordinated notes payable to trust	3,655	7,310	7,310	128,834	147,109
Commitments to originate loans	154,012	—	—	—	154,012

Total	$1,092,795	$394,870	$163,849	$130,071	$1,781,585

The sale of the Beverly Hills branch reduced our future obligations under operating leases. With the exception of the operating leases, employment contracts and loan commitments, the expected obligations presented above include anticipated interest accruals based on the current respective contractual terms. The amounts for the three issuances of junior subordinated debentures are based on the assumption that the debentures will be repaid in full at their respective maturities in July 2032, June 2036 and March 2037. However, the debentures may be repaid in full or in part at par commencing in July 2007, June 2011 and March 2012, respectively.

DFI regulations require each California-chartered bank to maintain adequate liquidity to assure safe and sound operation. It is the Bank’s responsibility to establish a liquidity policy that sets minimum liquidity requirements. As of December 31, 2006, the Bank was in compliance with its liquidity policy.

REGULATORY CAPITAL REQUIREMENTS

Bank holding companies, such as BHBC, and FDIC-insured banks, such as FBBH, are required to meet certain minimum regulatory capital requirements. At December 31, 2006, BHBC and FBBH met all applicable regulatory capital requirements and FBBH was “well capitalized,” as defined under applicable regulations.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and capital ratios for BHBC and FBBH at December 31, 2006:

Regulatory Capital Ratios

			Amount Required
	Actual		For Capital Adequacy Purposes			To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
BHBC
Total capital to risk-weighted assets (Risk-based capital)	$181,753	16.0%	$90,865	≥	8.0%	Not Applicable
Tier 1 capital to risk-weighted assets	173,811	15.3%	45,433	≥	4.0%	Not Applicable
Tier 1 capital to average assets	173,811	11.9%	58,654	≥	4.0%	Not Applicable
FBBH
Total capital to risk-weighted assets (Risk-based capital)	$149,022	13.5%	$88,565	≥	8.0%	$110,706	≥	10.0%
Tier 1 capital to risk-weighted assets	141,309	12.8%	44,283	≥	4.0%	66,424	≥	6.0%
Tier 1 leverage ratio	141,309	9.8%	57,965	≥	4.0%	72,456	≥	5.0%

In addition to the requirements shown in the above table, FBBH is required by the DFI to maintain a ratio of tangible shareholder’s equity to total tangible assets of at least 8.0% for the first three years following the effective date of the charter conversion, or through August 31, 2008. As of December 31, 2006, the Bank was in compliance with the DFI’s requirement.

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

The following table quantifies the potential changes in the Company’s net portfolio value at December 31, 2006, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Assets
	$Amount	$Change	%Change	NPV Ratio	Change
	(Dollars in thousands)
Change in Rates
+ 300bp	$118,300	$(45,333)	(28)%	7.72%	(234	) bp
+ 200bp	133,781	(29,852)	(18)	8.55	(151	) bp
+ 100bp	148,795	(14,838)	(9)	9.33	(73	) bp
0bp	163,633	—	—	10.06	—
- 100bp	166,777	3,144	2	10.14	8	bp
- 200bp	163,933	300	(0)	9.89	(17	) bp
- 300bp	162,288	(1,345)	(1)	9.71	(35	) bp

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

Another tool used to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table summarizes the scheduled maturities or repricing of the Bank’s assets and liabilities based on their contractual terms as of December 31, 2006.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$27,005	$—	$—	$—	$27,005
Mortgage-backed and other investment securities	41,632	124,910	57,554	255,476	479,572
Single-family residential loans	10,258	418	32	8,421	19,129
Multifamily residential loans	114,259	134,622	62,684	45,427	356,992
Commercial real estate loans	200,045	169,806	154,071	45,918	569,840
Construction loans	53,979	44,890	—	—	98,869
Consumer and other loans	1,427	589	118	905	3,039
Other assets (1)	—	—	—	69,390	69,390

Total assets	448,605	475,235	274,459	425,537	1,623,836

Liabilities:
Demand deposits	—	—	—	2,038	2,038
NOW and money market accounts	12,050	—	—	—	12,050
Savings accounts	2,012	—	—	—	2,012
Certificates of deposit	585,456	185,688	63,646	—	834,790
Short-term borrowings	20,000	—	—	—	20,000
Repurchase agreements	40,000	—	—	—	40,000
FHLB advances	156,337	240,000	100,000	—	496,337
Junior subordinated notes payable to trusts	46,393	—	—	—	46,393
Other liabilities	—	—	—	14,778	14,778

Total liabilities	862,248	425,688	163,646	16,816	1,468,398

(Deficiency) excess of assets over liabilities	$(413,643)	$49,547	$110,813	$408,721	$155,438

Cumulative (deficiency) excess	$(413,643)	$(364,096)	$(253,283)	$155,438

Cumulative (deficiency) excess as a percent of total assets	(25.47)%	(22.42)%	(15.60)%	9.57%

(1)	Includes unamortized premium on loans and allowance for loan losses.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Based on the above evaluation, our management has concluded that, as of December 31, 2006, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective. Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Beverly Hills Bancorp Inc.

Calabasas, California

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting,” that Beverly Hills Bancorp Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 13, 2007 expresses an unqualified opinion on those financial statements.

/s/     Deloitte & Touche LLP

Los Angeles, California

March 13, 2007

ITEM 9B. Other Information

Not Applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Directors

Larry B. Faigin, age 64, was appointed to the Board of Directors in June 1999 and has been Chairman since September 1999. In addition, Mr. Faigin has been a director of FBBH since April 2001. Mr. Faigin has been the Chief Executive Officer of the Company since August 2005 and the Chief Executive Officer and President of FBBH since June 2006. From December 2005 to June 2006, Mr. Faigin was the Bank’s Executive Vice President of Development. From 2003 to 2005, Mr. Faigin was President and Chief Executive Officer of China Housing Partners, LLC, a residential developer in China. Previously, he was President and Chief Executive Officer of GreenPark Remediation, LLC, a company that specializes in acquiring environmentally impacted land and remediating and improving the property for further development.

Howard Amster, age 59, has been a director of the Company since November 2001 and a director of FBBH since October 2001. Mr. Amster is a professional real estate operator and also is a principal of Ramat Securities Ltd., a Cleveland-based investment firm. Mr. Amster also is a director of Horizon Group Properties, Inc., and Astrex Inc.

Stephen P. Glennon, age 62, has been a director of the Company since December 1999 and a director of FBBH since April 2001. Mr. Glennon is a retired financial executive. He was the Company’s Chief Executive Officer from September 1999 to May 2004 and its Chief Financial Officer from April 2003 to May 2004.

Robert H. Kanner, age 59, has been a director of the Company and FBBH since January 2002. Mr. Kanner has been Chairman of the Board and President of Pubco Corporation, a manufacturer and marketer of computer printer supplies and specialized construction products, since 1987.

Kathleen L. Kellogg, age 53, has been a director of the Company since August 2005 and a director of FBBH since October 2001. Ms. Kellogg has been President of her own independent consulting company since 2000.

William D. King, age 65, has been a director of the Company since May 2004 and a director of FBBH since April 2001. He has been Chairman of the Board of FBBH since December 2002. Mr. King is a retired Chairman and Chief Executive Officer of Aviation Distributors, Inc.

John J. Lannan, age 60, has been a director of the Company since May 2004 and a director of FBBH since June 2003. Mr. Lannan has been a Principal with Brentwood Partners, Inc., a real estate financing firm specializing in institutional equity and mezzanine debt placement, since 1998.

Executive Officers

Larry B. Faigin, age 64, has been Chief Executive Officer of the Company since August 2005 and Chief Executive Officer and President of FBBH since June 2006. Previously, from December 2005 to June 2006, Mr. Faigin served as Executive Vice President of Development of FBBH. From 2003 to 2005, Mr. Faigin was President and Chief Executive Officer of China Housing Partners, LLC, a residential developer in China. Previously, he was President and Chief Executive Officer of GreenPark Remediation, LLC, a company that specializes in acquiring environmentally impacted land and remediating and improving the property for further development.

Craig W. Kolasinski, age 44, has been employed by FBBH since 2001. He has been Executive Vice President of Business Development of FBBH since November 2006. Previously, from April 2006 to November 2006, he was Executive Vice President and Chief Lending Officer and also held that position from October 2001 to February 2005. From February 2005 to April 2006, he served as Executive Vice President and Chief Credit Officer.

Bryce W. Miller, age 44, has been employed by the Bank since 2000. He has been Executive Vice President and Chief Administrative Officer of FBBH since January 2007. Previously, he served as Senior Vice President, Technology and Compliance (February 2003 to January 2007) and Vice President and Information Services Manager (July 2001 through February 2003) and Vice President and Controller (June 2000 through June 2001).

Eric C. Rosa, age 58, was appointed Executive Vice President and Chief Lending Officer of FBBH in November 2006. Previously, Mr. Rosa was an officer of Chinatrust Bank in Torrance, California, where he served as Executive Vice President of Commercial Real Estate Lending from January 2003 to November 2006 and Executive Vice President and Chief Credit Officer from April 1997 to January 2003.

Takeo K. Sasaki, age 38, has been Executive Vice President and Chief Financial Officer of the Company and FBBH since January 2007. Previously, he served as Chief Financial Officer of the Company from February 2005 to January 2007 and Senior Vice President and Chief Financial Officer of the Bank from February 2003 to January 2007. Prior to those appointments, Mr. Sasaki was the Bank’s Vice President and Controller from July 2001 to February 2003.

Annette J. Vecchio, age 56, has been employed by the Bank since 1985. She has been Executive Vice President and Chief Credit Officer of FBBH since April 2006 and served as the Bank’s Senior Vice President and Portfolio Manager from March 2002 to April 2006.

John A. Kardos, age 49, has been Senior Vice President, Funding and Investments for FBBH since June 2003.Previously, from July 2002 to June 2003, he was Senior Vice President and Liability Manager, and he has held other officer positions with FBBH since April 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and executive officers, and beneficial owners of more than 10% of the common stock of such company, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company’s securities. To the knowledge of the Company, no director, officer, or beneficial owner of more than 10% of the Company’s Common Stock failed to timely furnish reports required of such person by Section 16(a) on Forms 3, 4 and 5 during the year ended December 31, 2006.

Code of Ethics

Beverly Hills Bancorp Inc. has adopted a written code of ethics that applies to all employees and members of the Board of Directors. A copy of the Company’s code of ethics is available on the Company’s web site at www.bhbc.com.

Audit Committee

The Audit Committee of the Board of Directors consists of William D. King (Chairman), Robert H. Kanner and Kathleen L. Kellogg. All of the Audit Committee members are non-employee directors who are independent within the listing standards of the Nasdaq Stock Market and the Securities Exchange Act of 1934. The Board of Directors has determined that Mr. King is a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

The Company’s executive compensation program is designed to attract, retain, and motivate highly competent executives and to focus the interests of the executives on objectives that enhance stockholder value. These goals are attained by structuring the executives’ compensation so that a portion of each executive’s pay is a function of that executive’s performance for the year, and a portion is tied to the overall profitability of the Company.

The Company’s Compensation Committee (the “Committee”) has overall responsibility for the Company’s compensation policies and procedures. The Committee reviews and approves all employment contracts and compensation arrangements, including compensation levels, programs and benefits for executive officers of the Company, based on recommendations of the CEO. The Committee also administers the Company’s 1999 and 2002 Equity Participation Plans.

On an annual basis, the Committee reviews the performance of the CEO and sets the key objectives and performance requirements of that position. Based on this review, the Committee recommends the CEO’s compensation level, benefits, programs and contracts to the Company’s board of directors. All actions of the Compensation Committee pertaining to executive compensation are submitted to the Board of Directors for approval.

The principal elements of the Company’s executive compensation program are base salary, bonuses and incentive compensation, stock-based compensation, long-term incentives, and other benefits, as discussed in further detail below. The Company does not utilize a specific formula to determine the allocation of each element of compensation for its executives. However, the Company does attempt to provide each executive with a number of incentives to improve individual performance as it relates to the objectives of the Company. Consequently, the executive officers’ total compensation is typically weighted heavily toward bonuses and incentive compensation.

Base Salary.    Base salaries for the Company’s executives are intended to reflect the scope of each executive’s responsibilities, the success of the Company, and contributions of each executive toward the Company’s attainment of its objectives. The Company has engaged an independent market researcher, HR Total Solutions, to aid in determining salary levels that are fair and competitive. HR Total Solutions provides the Company with industry and peer group studies, which the Company uses as a guideline for setting the salaries of its executives. The Company strives to pay salaries to its executives that approximate the peer group average for comparable positions.

Mr. Faigin’s salary was determined by the Committee based on the peer group studies. Under Mr. Faigin’s employment agreement, he is entitled to a base salary of $275,000 for 2006, $285,000 for 2007, $295,000 for 2008, and an amount to be agreed upon thereafter. The Committee believed that these salaries are competitive in the current marketplace and approximately average in comparison with those paid by the Company’s peers. The Committee also believed that it was in the Company’s best interests to provide Mr. Faigin with a longer, three-year agreement, so that in each year the Company and Mr. Faigin could negotiate an incentive compensation plan to set specific performance goals. This employment agreement was approved by a majority of the Company’s independent directors. Mr. Faigin did not participate in the directors’ deliberations with respect to his agreement, and he was not present during the vote on his agreement.

The other named executive officers’ salaries are also determined using the peer group analysis as a guideline. The Chief Executive Officer reviews each executive’s salary on an annual basis, and recommends adjustments to the Committee based on the executive’s performance for the year. Salaries also are typically adjusted upon the promotion of an executive officer. Increases in base salary may be moderated by other considerations, such as geographic or market data, industry trends or internal fairness within the Company. All salary adjustments for the other executives are ultimately reviewed and approved by the Committee.

Bonuses and Incentive Compensation.    The Company pays cash bonuses to its executive officers based on the overall financial performance of the Company and their individual contributions to the Company’s results.

Mr. Faigin’s cash bonuses in 2006 were determined in accordance with his incentive compensation plan. This plan provided for additional compensation if Mr. Faigin achieved certain performance measures that the Committee believed were in the best interests of the Company. The performance bonuses were payable under the following circumstances and in the following amounts: (1) if, prior to December 31, 2006, the Company repurchased 2,750,000 shares of its Common Stock (the number authorized by the board of directors), Mr. Faigin would receive a bonus of $100,000; (2) if the sale of the Bank’s Beverly Hills branch were completed by December 31, 2006, Mr. Faigin would receive a bonus equal to $250,000 plus 3% of the amount, if any, by which the sale price exceeded $6.0 million; and (3) if the Company’s general and administrative expenses for the year ended December 31, 2006 were less than a specified level, Mr. Faigin would receive a bonus of 10% of the amount by which the specified amount exceeded the actual total. Mr. Faigin achieved measures (1) and (2) above and, as a result, received cash bonuses of $100,000 and $330,406, respectively.

The amounts of the bonuses paid to the other executive officers for 2006 were determined by the Compensation Committee based on recommendations of Mr. Faigin. In recommending the executives’ bonuses, Mr. Faigin considered each executive’s overall contribution toward the Company’s performance for the year and whether the executives met or exceeded their specific individual goals that were established at the beginning of the year. The Committee determined that one fourth of the year 2006 bonuses for these executive officers will vest and become payable at the earlier to occur of termination of employment as a result of death, disability or termination by the Company without cause and December 31, 2009. If the executive officer’s employment terminates prior to December 31, 2009 by voluntary resignation or termination for cause by the Company, the officer is not entitled to the deferred portion of the bonus. The purpose of the deferral is to induce these executive officers to continue to work for the Company.

The executive officers’ bonuses comprised a portion of the Company’s total bonus pool for all of its employees. For 2006, the Compensation Committee determined that the size of this pool would total 6% of the Company’s pre-tax income before bonuses and excluding non-recurring income. The Company does not have a policy addressing whether the executives’ bonuses would be adjusted in the event the Company’s financial statements are later restated.

Stock-Based Compensation.    The Company from time to time grants stock-based compensation, such as stock options and stock appreciation rights (“SARs”), to its executive officers. These forms of compensation are intended provide further incentive for the executive officers to contribute towards meeting the Company’s goals by (1) aligning part of the executives’ compensation with the overall performance of the Company and (2) encouraging the executives to remain with the Company at least through the vesting period of the award (typically three to five years).

The Company has two stock plans, the 1999 Equity Participation Plan (the “1999 Plan”) and the 2002 Equity Participation Plan (the “2002 Plan”). Both the 1999 Plan and the 2002 Plan were approved by the shareholders of the Company. The Compensation Committee serves as the Administrator of the two plans. These plans permit the Committee to grant, at its discretion, stock options and other forms of stock-based compensation to directors and officers of the Company as the Committee deems appropriate. The exercise prices of awards granted may not be less than the fair value of the underlying shares on the date of grant.

From 2001 to April 2003, the Company’s named executive officers were granted options to purchase the Company’s common stock pursuant to the above plans. The Company subsequently suspended the granting of options through the year 2005 to prevent further dilution of its common stock.

In January 2006, the Company granted to Mr. Faigin options to purchase 600,000 shares of common stock at an exercise price of $10.50 per share, which was equal to the closing price on the grant date. Mr. Faigin’s options vest in quarterly installments of 50,000 each on the first day of each calendar quarter beginning in January 2006, and will vest in full in October 2008. His options expire on January 3, 2016. The Committee believes Mr. Faigin’s stock option arrangement is in the best interests of the Company and its stockholders because the potential value of the options to Mr. Faigin is directly related to the performance of the Company’s common stock.

In September 2006, the Company granted SARs with respect to 36,000 shares to Ms. Vecchio upon her promotion to Executive Vice President and Chief Credit Officer of FBBH. Ms. Vecchio’s SARs are exercisable at $8.23 per share and payable in cash only. Her SARs vest in three equal annual installments of 12,000 shares beginning September 28, 2007, and expire on September 28, 2011. The Committee believes this stock-based compensation provides Ms. Vecchio with additional incentive to contribute to the Company’s overall performance and that it is commensurate with her increased responsibilities in her new position.

Long-Term Incentives.    The Company has entered into various other agreements with its named executive officers to induce them to remain with the Company and to provide them with protection in the event of adverse changes in their employment conditions. The individual terms of each agreement are determined by the Committee.

The Bank has a “Stay Bonus” letter agreement with Mr. Kolasinski, the Bank’s executive Vice President of Development, to encourage his long-term employment with the Company. Pursuant to this agreement, if Mr. Kolasinski is in “Continuous Service” (as defined in the agreement) from the date of the agreement through and including January 1, 2007, the Bank would pay him a stay bonus in cash in the amount of $300,000 (the “First Stay Bonus”) on such date. If Mr. Kolasinski is in Continuous Service from the date of this letter agreement through and including January 1, 2008, the Bank will pay him an additional stay bonus in cash in the amount of $150,000 (the “Second Stay Bonus”) on such date. The First Stay Bonus was paid to Mr. Kolasinski in January 2007. If there is a “Change in Control” (as defined in the agreement), and (a) he is in Continuous Service through the end of the nine-month period following the occurrence of such Change in Control, and (b) if the end of such nine-month period falls on or after January 1, 2007 but before January 1, 2008, the Bank will accelerate payment of the Second Stay Bonus to the end of such nine-month period. If, before January 1, 2008, (i) the Bank involuntarily terminates Mr. Kolasinski’s employment for any reason other than “Cause” (as defined in the agreement), (ii) Mr. Kolasinski dies or suffers “Total Disability” (as defined in the agreement), or (iii) following a Change in Control of the Bank, Mr. Kolasinski terminates his employment with the Bank for “Good Reason” (as defined in the agreement), he will become entitled to receive a stay bonus, conditioned upon his (or his personal representative’s or beneficiary’s, if applicable) execution and delivery of the “Release Agreement” (as defined in the agreement). The amount of the stay bonus in such event would be the “Prorated Amount” (as defined in the agreement) less $300,000. The “Prorated Amount” means $450,000 multiplied by a fraction, (I) the numerator of which is the number of calendar months (or portion thereof) of Continuous Service that he has completed after the date of this letter agreement until his death, Total Disability or termination of employment, and (II) the denominator of which is 48. Any stay bonus to which Mr. Kolasinski is entitled shall be paid to him, in cash and in full, not later than the later of (i) eight calendar days after execution and delivery by Mr. Kolasinski (or his beneficiary or personal representative, if applicable) of the Release Agreement, or (ii) the date on which such Release Agreement becomes effective.

The Company also has a standard Change-In-Control agreement that it may grant to executive officers with the approval of the Committee. This agreement provides that, in the event of a change in control (as defined in the agreement) of the Company or the Bank, the executive would be entitled to receive a severance payment if, within one year after a change in control, either of the following occurs: (1) the executive’s employment is involuntarily terminated by the Company or the Bank for any reason other than cause or death or disability or (2) the executive voluntarily terminates his employment after certain adverse changes in the terms of his employment (“Good Reason”). The amount of each executive’s severance payment is determined at the discretion of the Committee and may vary depending on the executive’s position and responsibilities. Under Mr. Faigin’s change-in-control agreement, he would be entitled to his scheduled base salary for the two years following the change in control. The amount of the severance payment for Ms. Vecchio would be twice her annual base salary, the amount for Mr. Kolasinski would be equal to his base salary, and the amount for Messrs. Sasaki, Miller and Kardos would be equal to one half of their respective base salaries.

Other Benefits.    The Company in 2006 granted an automobile allowance of $12,000 to Mr. Faigin. The Company’s executive officers also share in the benefits available to all other employees, including, for example, medical, dental and vision insurance and participation in the Company’s matching 401(k) plan. A summary of the total compensation paid to the Company’s executive officers is set forth in the Summary Compensation Table below.

Summary Compensation Table

The following table sets forth the total compensation paid or accrued by the Company for services rendered during the year ended December 31, 2006 to (i) the principal executive officer, (ii) the principal financial officer and (iii) each of the four other most highly compensated executive officers of the Company who were serving as executive officers at December 31, 2006 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)			Bonus ($)			Option Awards ($)			Non-Equity Incentive Plan Compen- sation ($)			All Other Compen- sation ($)			Total Compen- sation ($)
Larry B. Faigin Chief Executive Officer	2006 2005	$ $	275,000 91,667	(1)	$ $	— —		$ $	225,780 —	(3)	$ $	430,406 —	(4)	$ $	26,308 —	(5)	$ $	957,494 91,667

Takeo K. Sasaki Executive Vice President and Chief Financial Officer	2006 2005 2004	$ $ $	150,000 146,667 128,500		$ $ $	95,000 82,000 108,000	(2)	$ $ $	438 — —	(3)	$ $ $	— — —		$ $ $	10,618 11,151 5,726	(6)	$ $ $	256,056 239,818 242,226

Annette J. Vecchio Executive Vice President and Chief Credit Officer, FBBH	2006 2005 2004	$ $ $	193,750 135,000 124,167		$ $ $	85,000 82,000 108,000	(2)	$ $ $	2,573 — —	(3)	$ $ $	— — —		$ $ $	10,440 6,546 2,867	(6)	$ $ $	291,763 223,546 235,034

Bryce W. Miller Executive Vice President and Chief Administrative Officer, FBBH	2006 2005 2004	$ $ $	120,000 120,000 119,167		$ $ $	90,000 75,000 92,000	(2)	$ $ $	438 — —	(3)	$ $ $	— — —		$ $ $	5,797 5,548 5,984		$ $ $	216,235 200,548 217,151

John A. Kardos Senior Vice President of Funding and Investments, FBBH	2006 2005 2004	$ $ $	130,000 130,000 130,000		$ $ $	70,000 60,000 92,000	(2)	$ $ $	657 — —	(3)	$ $ $	— — —		$ $ $	3,280 3,278 6,141		$ $ $	203,937 193,278 228,141

Craig W. Kolasinski Executive Vice President of Development, FBBH	2006 2005 2004	$ $ $	185,000 185,000 185,000		$ $ $	— 160,000 260,000		$ $ $	2,189 — —	(3)	$ $ $	— — —		$ $ $	7,579 11,383 6,500		$ $ $	194,768 356,383 451,500

(1)	Mr. Faigin was appointed Chief Executive Officer in August 2005.
(2)	Of this amount, 75% was paid in March 2007. The remaining 25% will vest and become payable in December 2009.
(3)	This amount represents the 2006 compensation cost of options granted in 2006 and prior years, as determined in accordance with Statement of Financial Accounting Standards No. 123R. The assumptions made in determining the value of the option awards are discussed in Note 4 (“Stock-Based Compensation”) to the Consolidated Financial Statements.
(4)	Amount consists of $100,000 in connection with the Company’s repurchase of 2,750,000 shares of its common stock and $330,406 pursuant to the sale of the Bank’s Beverly Hills branch.
(5)	Amount includes Company matching contributions to 401(k) plan of $14,308 and an automobile allowance of $12,000.
(6)	Amount represents Company matching contributions to 401(k) plan.

Grants of Plan-Based Awards

The following table provides information concerning option awards granted by the Company during the year ended December 31, 2006 to named executive officers.

Name	Grant Date	Date of Board of Directors Action	Estimated possible payouts under Non- Equity Incentive Plan Awards		Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)
			Target($)
Larry B. Faigin
Incentive Stock Option Agreement	1/3/2006	12/30/2005			28,569	$10.50	$32,251
Non-Qualified Stock Option Agreement	1/3/2006	12/30/2005			571,431	$10.50	$645,084
2006 Incentive Compensation Plan	3/7/2006	12/30/2005	$430,406	(1)

(1)	Amount was paid in full during the year ended December 31, 2006.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

Mr. Faigin’s employment agreement provided for a base salary of $275,000 for the year 2006. Mr. Faigin also received the following incentive compensation upon the attainment of certain performance measures during the year: (1) a bonus of $100,000 as a result of the Company’s repurchase of 2,750,000 shares of its Common Stock (the number authorized by the board of directors) and (2) a bonus of $330,406 for his efforts in connection with the sale of the Bank’s Beverly Hills branch (representing a base bonus of $250,000 plus 3% of the amount by which the sale price exceeded $6.0 million).

In January 2006, Mr. Faigin was granted options to purchase 600,000 shares of common stock at an exercise price of $10.50 per share. These options vest in quarterly installments of 50,000 each on the first day of each calendar quarter beginning in January 2006, and expire on January 3, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards at December 31, 2006 for the Named Executive Officers.

Name	Number of Securities Underlying Unexcercised Options (#)			Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Larry B. Faigin	200,000	400,000	(1)	$10.50	1/3/2016
Takeo K. Sasaki	5,000	—		2.34	3/11/2012
	5,000	—		3.80	4/23/2013
Annette J. Vecchio	—	36,000	(2)	8.23	9/28/2011
John A. Kardos	2,500	—		3.80	4/23/2013
Craig W. Kolasinski	25,000	—		1.87	11/12/2011
	10,000	—		2.34	3/11/2012
	25,000	—		3.80	4/23/2013

(1)	Mr. Faigin’s options vest in quarterly installments of 50,000 and vest in full on October 1, 2008.
(2)	Ms. Vecchio’s SARs vest in annual installments of 12,000 and vest in full on September 28, 2009.

Option Exercises

The following table presents the number and value of shares received upon the exercise of options during 2006 for the Named Executive Officers.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Annette J. Vecchio	7,040	$51,906
Bryce W. Miller	6,659	41,333

Potential Payments Upon Termination or Change in Control

The Company does not have a stated policy with respect to severance payments upon the termination of its executive officers. However, each executive officer has an individual agreement that provides for a severance payment under specific circumstances.

Mr. Faigin’s employment agreement provides that if he is terminated by the Company without cause or he resigns for “Good Reason” (as defined in the agreement, which includes a change in control of the Company), he would be entitled to receive a continuation of his base salary and benefits as provided for in his employment agreement for two years following the change in control. This agreement requires that for two years following his termination, Mr. Faigin shall comply with certain provisions, including, but not limited to (1) a covenant not to participate in a business that is in competition with the Company and (2) a covenant not to offer employment to any person still employed by the Company. In addition, in the event Mr. Faigin is terminated without cause or there is a change in control of the Company, all of his unexercised stock options would immediately vest and become exercisable.

The Company also gave its standard Change-In-Control agreement to Ms. Vecchio and Messrs. Sasaki, Miller, Kardos and Kolasinski. Under these agreements, the executive would be entitled to receive a severance payment if, within one year after a change in control of the Company, either of the following occurs: (1) the executive’s employment is involuntarily terminated by the Company or the Bank for any reason other than cause or death or disability or (2) the executive voluntarily terminates his or her employment for “Good Reason”. Ms. Vecchio would receive a severance payment of twice her annual base salary, and all of her unexercised SARs would immediately vest and become exercisable. The amount of the severance payment for Mr. Kolasinski would be equal to his base salary, and the amounts for Messrs. Sasaki, Miller and Kardos would be equal to one half of their respective base salaries. In addition, following a change in control of the Company, these executive officers would be entitled to receive continued health benefits coverage until the earlier of one year or the date he or she becomes covered under any other group health plan.

The following table summarizes the potential payments to the Company’s named executive officers upon their termination or a change in control of the Company, assuming such termination or change in control occurred on December 31, 2006.

Termination Payments and Benefits

Name	Salary ($)		Bonus ($)		Health Benefits ($)	Unvested Options ($) (3)	Total ($)
Larry B. Faigin
By BHBC for “Cause”	—		N/A		N/A	—	—
By BHBC without “Cause”	580,000	(1)	N/A		10,839	—	590,839
Resignation	—		N/A		N/A	—	—
Resignation for “Good Reason”	580,000	(1)	N/A		10,839	—	590,839
Change in Control	580,000	(1)	N/A		10,839	—	590,839

Takeo K. Sasaki
By BHBC for “Cause”	—		N/A		N/A	N/A	—
By BHBC without “Cause”	—		N/A		N/A	N/A	—
Resignation	—		N/A		N/A	N/A	—
Resignation for “Good Reason”	75,000	(2)	N/A		N/A	N/A	75,000
Change in Control	75,000	(2)	N/A		N/A	N/A	75,000

Annette J. Vecchio
By BHBC for “Cause”	—		N/A		N/A	—	—
By BHBC without “Cause”	—		N/A		N/A	—	—
Resignation	—		N/A		N/A	—	—
Resignation for “Good Reason”	450,000	(2)	N/A		N/A	—	450,000
Change in Control	450,000	(2)	N/A		N/A	2,160	452,160

Bryce W. Miller
By BHBC for “Cause”	—		N/A		N/A	N/A	—
By BHBC without “Cause”	—		N/A		N/A	N/A	—
Resignation	—		N/A		N/A	N/A	—
Resignation for “Good Reason”	60,000	(2)	N/A		N/A	N/A	60,000
Change in Control	60,000	(2)	N/A		N/A	N/A	60,000

John A. Kardos
By BHBC for “Cause”	—		N/A		N/A	N/A	—
By BHBC without “Cause”	—		N/A		N/A	N/A	—
Resignation	—		N/A		N/A	N/A	—
Resignation for “Good Reason”	65,000	(2)	N/A		N/A	N/A	65,000
Change in Control	65,000	(2)	N/A		N/A	N/A	65,000

Craig W. Kolasinski
By BHBC for “Cause”	—		N/A		N/A	N/A	—
By BHBC without “Cause”	—		337,500	(4)	N/A	N/A	337,500
Resignation	—		N/A		N/A	N/A	—
Resignation for “Good Reason”	185,000	(2)	337,500	(4)	N/A	N/A	522,500
Change in Control	185,000	(2)	337,500	(4)	N/A	N/A	522,500
Death	—		337,500	(4)	N/A	N/A	337,500
Disability	—		337,500	(4)	N/A	N/A	337,500

(1)	Amount assumes termination occurred on December 31, 2006 and represents salaries for 2007 and 2008 of $285,000 and $295,000, respectively.
(2)	Amount is based on each executive’s salary in effect at December 31, 2006.

(3)	Values of unvested options or SARs are based on the Company’s closing stock price of $8.29 as of December 31, 2006.
(4)	Amount assumes Mr. Kolasinski’s employment terminated on December 31, 2006. Because Mr. Kolasinski continued to be employed by the Company as of January 1, 2007, he received his “First Stay Bonus” of $300,000 in January 2007.

Director Compensation

All of the members of the Company’s Board of Directors also serve as directors of FBBH. Officers and employees of the Company and FBBH who also serve as directors do not receive any retainer or additional fees for serving as a director. For 2006, Directors Kellogg, King and Lannan received a yearly stipend of $60,000, and directors Glennon and Kanner accepted a reduced yearly stipend of $30,000. Commencing in August 2006, Mr. Amster received a stipend at the rate of $30,000 per year. The chair of the Audit Committee receives an additional yearly stipend of $30,000, and the members of the Compensation Committee receive additional yearly stipends of $5,000.

The Chairman of the Board of the Bank receives an additional yearly stipend of $30,000. The chairs of the Bank’s Asset and Liability Committee and Internal Asset Review Committee receive additional yearly stipends of $10,000.

In September 2006, the Company granted SARs with respect to 30,000 shares to each of its non-employee directors. The directors’ SARs are exercisable at $9.00 per share and payable in cash only. The SARs vest in three equal annual installments of 10,000 shares beginning September 28, 2007, and expire on September 28, 2011.

Mr. Lannan has an additional compensation arrangement that provides for the payment of a fee of 25 basis points (0.25%) of the principal amount of new loans funded by the Company which were referred by Mr. Lannan. The Company paid Mr. Lannan fees totaling $104,000 pursuant to this arrangement in 2006.

The following table sets forth the compensation of the Company’s non-employee directors for the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
Howard Amster	$12,500	$1,160	(1)(2)	$—		$13,660
Stephen P. Glennon	40,000	1,160	(1)(3)	—		41,160
Robert H. Kanner	31,667	1,160	(1)(4)	—		32,827
Kathleen L. Kellogg	73,333	1,160	(1)(5)	10,000	(8)	84,493
William D. King	120,000	1,160	(1)(6)	10,000	(8)	131,160
John J. Lannan	60,000	1,160	(1)(7)	104,000	(9)	165,160

(1)	This amount represents the 2006 compensation cost of SARs granted in 2006, as determined in accordance with Statement of Financial Accounting Standards No. 123R. The assumptions made in determining the value of the awards are discussed in Note 4 (“Stock-Based Compensation”) to the Consolidated Financial Statements.
(2)	Mr. Amster had 50,000 options and 30,000 SARs outstanding at December 31, 2006.
(3)	Mr. Glennon had 30,000 SARs outstanding at December 31, 2006.
(4)	Mr. Kanner had 23,334 options and 30,000 SARs outstanding at December 31, 2006.
(5)	Ms. Kellogg had 30,000 SARs outstanding at December 31, 2006.
(6)	Mr. King had 30,000 SARs outstanding at December 31, 2006.
(7)	Mr. Lannan had 30,000 SARs outstanding at December 31, 2006.
(8)	Represents fees for additional committee meetings in connection with the Company’s repurchase of its common stock.
(9)	Represents fees earned for the referral of loans to the Company.

Compensation Committee Interlocks and Insider Participation

Directors Faigin, Amster, Kanner and Kellogg served on the Compensation Committee of the Board of Directors during 2006. Mr. Faigin, the Company’s Chief Executive Officer, resigned from the committee in April 2006. None of the other members of the Compensation Committee is or was an officer or employee of the Company or any of its subsidiaries, and during 2006 there existed no interlocking relationship between any member of the Compensation Committee and any member of any other company’s board of directors or compensation committee of the type required to be disclosed under Section 404 of Regulation S-K of the Securities Act.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with the Company’s management. Based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for filing with the Securities and Exchange Commission.

COMPENSATION COMMITTEE

Robert H. Kanner, Chair

Howard Amster

Kathleen L. Kellogg

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of February 15, 2007, the beneficial ownership of common stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group.

Name, Title and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Capital Research and Management 333 South Hope Street, 55th Floor Los Angeles, CA 90071	1,800,000		9.6%
Wilshire 19, LLC (2) 12121 Wilshire Blvd., Suite 1400 Los Angeles, CA 90025	1,538,800		8.2%
Namco Financial, Inc. (2) 12121 Wilshire Blvd., Suite 1400 Los Angeles, CA 90025	1,538,800		8.2%
Ezri Namvar (2) 12121 Wilshire Blvd., Suite 1400 Los Angeles, CA 90025	1,538,800		8.2%
Dimensional Fund Advisors LP 1299 Ocean Avenue Santa Monica, CA 90401	1,534,112		8.2%
Directors and executive officers:
Larry B. Faigin (3)	467,550	(4)	2.5%
Howard Amster 23811 Chagrin Blvd. #200 Beachwood, OH 44122	1,586,512	(5)	8.5%
Stephen P. Glennon 720 Milton Road Rye, NY 10580	626,789		3.3%
Robert H. Kanner 3830 Kelley Ave Cleveland, OH 44114	1,120,001	(6)	6.0%
Kathleen L. Kellogg (3)	15,000		*
William D. King (3)	51,250		*
John J. Lannan (3)	502,100		2.7%
Takeo K. Sasaki (3)	10,000	(7)	*
Annette J. Vecchio (3)	7,040		*
Bryce W. Miller (3)	7,059		*
John A. Kardos (3)	2,500	(7)	*
Craig W. Kolasinski (3)	60,000	(7)	*

All directors and executive officers as a group (13 persons)	4,455,801	(8)	23.3%

(1)	Amounts include stock options vesting within 60 days of February 15, 2007.
(2)	These beneficial owners have shared voting and dispositive power with respect to 1,538,800 shares.
(3)	The address for this stockholder is c/o Beverly Hills Bancorp Inc., 23901 Calabasas Road, Suite 1050, Calabasas, CA 91302.
(4)	Includes 300,000 shares that may be acquired upon the exercise of options.
(5)	Includes 50,000 shares that may be acquired upon the exercise of options.
(6)	Includes 23,334 shares that may be acquired upon the exercise of options.
(7)	Represents shares that may be acquired upon the exercise of options.
(8)	Includes 445,834 shares that may be acquired upon the exercise of options.
*	Less than 1%

The following table presents information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2006, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	747,502	$8.98	576,863
Equity compensation plans not approved by security holders	—	—	—

Total	747,502	$8.98	576,863

ITEM 13. Certain Relationships and Related Transactions

Related Party Transactions

In August 2006, pursuant to a public “Dutch auction” tender offer, the Company repurchased 982,819 shares of its common stock from Howard Amster for $8.8 million and repurchased 784,999 shares from Robert H. Kanner for $7.1 million. Messrs. Amster and Kanner are directors of the Company. The Company purchased these shares at a price of $9.00 per share, which was the same price paid for the shares of unrelated persons who participated in the tender offer.

In December 2006, the Company originated a loan in the amount of $14.0 million, bearing interest at 9.015%, to an entity controlled by Mr. Ezri Namvar, a stockholder of the Company. (At the date of the transaction, Mr. Namvar owned 6.9% of the Company’s outstanding common stock; his ownership has since increased to 8.2%.) This loan was secured by the borrower’s equity in land, and payment on the loan was guaranteed by Mr. Namvar and the Namvar Family Trust. Because Mr. Namvar owned less than 10% of the Company’s stock at the date of the transaction, the loan was not covered under Federal Reserve Board Regulation O, “Loans to Executive Officers, Directors and Principal Shareholders of Member Banks”. However, the loan was underwritten to comply with the provisions of that Regulation. This transaction was approved by the full board of directors of the Company prior to the funding of the loan. As the loan was funded near year-end, no principal or interest was paid in 2006. In January 2007, the loan was repaid in full.

The Company has written policies and procedures that govern the review and approval of all extensions of credit to affiliates and related persons. These policies cover the following types of transactions:

•	Any loan to a related person;

•	A purchase under repurchase agreement of securities, other assets or obligations;

•	An advance by means of an overdraft, cash item, or otherwise;

•	Issuance of a standby letter of credit or other similar arrangement;

•

An acquisition by discount, purchase, exchange, or otherwise of any note, draft, bill or exchange, or other evidence of indebtedness upon which a related person may be liable as maker, drawer, endorser, guarantor, or surety;

•

An increase of an existing indebtedness, but not if the additional funds are advanced by the Company for its own protection for accrued interest or taxes, insurance, or other expenses incidental to the existing indebtedness;

•	An advance of unearned salary or other unearned compensation for a period in excess of 30 days; and

•

Any other similar transaction as a result of which a person becomes obligated to pay money to the Company, w whether the obligation arises directly or indirectly, or because of an endorsement on an obligation or otherwise.

The Company’s policy is to ensure proper adherence to the provisions and intent of Federal banking regulations with respect to transactions with affiliates and related persons. These regulations require, among other things, that an extension of credit (1) be made on substantially the same terms as those prevailing at the time for comparable transactions with other persons who are not related and (2) must not include more than the normal risk of repayment or present other favorable features.

On an annual basis, the board of directors reviews and approves the Company’s policies and procedures with respect to transactions with related persons.

Director Independence

The Company’s Board of Directors has determined that Howard Amster, Robert H. Kanner, William D. King and Kathleen L. Kellogg are “independent” directors within the listing standards of the Nasdaq Stock Market. In making this determination, the Board considered whether the director had any relationship with the Company which, in the opinion of the board of directors, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities. The board of directors determined that these directors (1) were not employed by the Company at any time in the past three years, (2) did not have any family members who were executive officers of the Company or of another company with a financial or business relationship with the Company, (3) received no fees from the Company other than for board or committee service and (4) were not principal shareholders in the Company.

ITEM 14. Principal Accountant Fees and Services

Principal Accounting Firm Fees

Aggregate fees billed to the Company for the fiscal years ended December 31, 2006 and 2005 by the Company’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”), were as follows:

	Year ended December 31,
	2006	2005
	(Dollars in thousands)
Audit fees	$560	$516
Audit-related fees	—	—

Total audit and audit-related fees	560	516
Tax fees (a)	153	285
All other fees	—	—

Total fees	$713	$801

(a)	Includes fees for tax compliance and tax consulting services, including tax planning and tax research. The audit committee of the board of directors determined that the provision of such services is compatible with maintaining the principal accountant’s independence.

Pre-Approval Policy

The services performed by Deloitte & Touche in 2006 and 2005 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the “Disclosure Categories”) that Deloitte & Touche may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the “Service List”) expected to be performed by Deloitte & Touche in each of the Disclosure Categories in the following fiscal year be presented to the Audit Committee for approval.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 15, 2007 by the undersigned, thereunto duly authorized.

BEVERLY HILLS BANCORP INC.

By:	/s/ LARRY B. FAIGIN
Larry B. Faigin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

	Signature	Title

By	/S/ LARRY B. FAIGIN Larry B. Faigin	Chairman of the Board and Chief Executive Officer

By	/S/ TAKEO K. SASAKI Takeo K. Sasaki	Chief Financial Officer

By	/S/ HOWARD AMSTER Howard Amster	Director

By	/S/ STEPHEN P. GLENNON Stephen P. Glennon	Director

By	/S/ ROBERT H. KANNER Robert H. Kanner	Director

By	/S/ KATHLEEN L. KELLOGG Kathleen L. Kellogg	Director

By	/S/ WILLIAM D. KING William D. King	Director

By	/S/ JOHN J. LANNAN John J. Lannan	Director

Exhibit Index

The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation, as amended (incorporated by reference to the Company’s Report on Form 10-Q as filed on November 7, 2005)
3.2	Third Amended and Restated Bylaws (incorporated by reference to the Company’s Report on Form 10-Q as filed on August 13, 2004)
4.1	Form of Capital Security Certificate evidencing the capital securities of Beverly Hills Statutory Trust 2006 (incorporated by reference to the Company’s Report on Form 8-K as filed on May 22, 2006)
4.2	Form of Common Security Certificate evidencing common securities of Beverly Hills Statutory Trust 2006 (incorporated by reference to the Company’s Report on Form 8-K as filed on May 22, 2006)
4.3	Form of Beverly Hills Bancorp Inc. Floating Rate Junior Subordinated Debt Security due 2036 (incorporated by reference to the Company’s Report on Form 8-K as filed on May 22, 2006)
4.4	Form of Capital Security Certificate evidencing the capital securities of Beverly Hills Statutory Trust II (incorporated by reference to the Company’s Report on Form 8-K as filed on January 3, 2007)
4.5	Form of Common Security Certificate evidencing common securities of Beverly Hills Statutory Trust II (incorporated by reference to the Company’s Report on Form 8-K as filed on January 3, 2007)
4.6	Form of Beverly Hills Bancorp Inc. Floating Rate Junior Subordinated Debt Security due 2037 (incorporated by reference to the Company’s Report on Form 8-K as filed on January 3, 2007)
10.1	Amended and Restated Stock Purchase Agreement dated April 30, 2004 by and between the Company and Merrill Lynch Mortgage Capital Inc. (incorporated by reference to the Company’s Report on Form 8-K as filed on May 14, 2004)
10.2	Amended and Restated 1999 Equity Participation Plan dated January 31, 2001 (incorporated by reference to the Company’s Report on Form 10-K as filed on March 30, 2001)
10.3	2002 Equity Participation Plan (incorporated by reference to the Company’s Report on Form 10-Q as filed on August 14, 2002)
10.4	Lease dated June 28, 2004 between Century National Properties, Inc. and First Bank of Beverly Hills (incorporated by reference to the Company’s Report on Form 10-K as filed on March 16, 2005)
10.5	Change In Control Agreement dated November 1, 2003 between First Bank of Beverly Hills and Craig W. Kolasinski (incorporated by reference to the Company’s Report on Form 10-K dated March 16, 2005)
10.6	Stay Bonus Agreement dated January 1, 2004 between First Bank of Beverly Hills and Craig W. Kolasinski (incorporated by reference to the Company’s Report on Form 10-K dated March 16, 2005)
10.7	Form of Change In Control Agreement dated November 1, 2003 between First Bank of Beverly Hills and Takeo K. Sasaki, Bryce W. Miller and John A. Kardos (incorporated by reference to the Company’s Report on Form 10-K as filed on March 16, 2005)
10.8	Employment Agreement between Beverly Hills Bancorp Inc. and Larry B. Faigin dated March 7, 2006 (incorporated by reference to the Company’s Report on Form 10-Q as filed on May 5, 2006)
10.9	Incentive Stock Option Agreement between Beverly Hills Bancorp Inc. and Larry B. Faigin dated January 3, 2006 (incorporated by reference to the Company’s Report on Form 10-Q as filed on May 5, 2006)
10.10	Nonqualified Stock Option Agreement between Beverly Hills Bancorp Inc. and Larry B. Faigin dated January 3, 2006 (incorporated by reference to the Company’s Report on Form 10-Q as filed on May 5, 2006)

10.11	Trust Indenture dated July 11, 2002 between Wilshire Acquisitions Corporation and Wilmington Trust Company (incorporated by reference to the Company’s Report on Form 10-K as filed on March 31, 2006)
*10.12	Change In Control Agreement between First Bank of Beverly Hills and Annette J. Vecchio effective May 1, 2006
10.13	Placement Agreement, dated May 16, 2006, among Beverly Hills Bancorp Inc., Beverly Hills Bancorp Statutory Trust 2006, and ABN AMRO, Inc. (incorporated by reference to the Company’s Report on Form 8-K as filed on May 22, 2006)
10.14	Amended and Restated Declaration of Trust, dated May 16, 2006, among Beverly Hills Bancorp Inc., as sponsor, the Administrators named therein, Wilmington Trust Company, as institutional and Delaware trustee (incorporated by reference to the Company’s Report on Form 8-K as filed on May 22, 2006)
10.15	Guarantee Agreement, dated May 16, 2006, between Beverly Hills Bancorp Inc. and Wilmington Trust Company, as guarantee trustee (incorporated by reference to the Company’s Report on Form 8-K as filed on May 22, 2006)
10.16	Indenture, dated May 16, 2006, between Beverly Hills Bancorp Inc. and Wilmington Trust Company, as indenture trustee (incorporated by reference to the Company’s Report on Form 8-K as filed on May 22, 2006)
10.17	Branch Purchase and Assumption Agreement dated August 7, 2006 between First Bank of Beverly Hills and First Bank (incorporated by reference to the Company’s Report on Form 10-Q as filed on November 7, 2006)
10.18	Form of Stock Appreciation Right Agreement dated September 28, 2006 between the Company and Howard Amster, Stephen P. Glennon, Robert H. Kanner, Kathleen L. Kellogg, William D. King, John J. Lannan and Annette J. Vecchio (incorporated by reference to the Company’s Report on Form 10-Q as filed on November 7, 2006)
*10.19	Employment Agreement between First Bank of Beverly Hills and Eric Rosa dated October 31, 2006
*10.20	Change In Control Agreement between First Bank of Beverly Hills and Eric Rosa dated October 31, 2006
*10.21	Loan Agreement between the Company, Wilshire Acquisitions Corporation and First Tennessee Bank National Association dated November 30, 2006
*10.22	Revolving Credit Note Agreement between the Company and First Tennessee Bank National Association dated November 30, 2006
*10.23	Commercial Guaranty Agreement between the Company and First Tennessee Bank National Association dated November 30, 2006
10.24	Purchase Agreement, dated December 28, 2006, among Beverly Hills Bancorp Inc., Beverly Hills Bancorp Statutory Trust II, and Zions First National Bank (incorporated by reference to the Company’s Report on Form 8-K as filed on January 3, 2007)
10.25	Amended and Restated Declaration of Trust among Beverly Hills Bancorp Inc., as sponsor, the Administrators named therein, and Wilmington Trust Company, as institutional and Delaware trustee (incorporated by reference to the Company’s Report on Form 8-K as filed on January 3, 2007)
10.26	Guarantee Agreement between Beverly Hills Bancorp Inc. and Wilmington Trust Company, as guarantee trustee (incorporated by reference to the Company’s Report on Form 8-K as filed on January 3, 2007)
10.27	Indenture between Beverly Hills Bancorp Inc. and Wilmington Trust Company, as indenture trustee (incorporated by reference to the Company’s Report on Form 8-K as filed on January 3, 2007)
*10.28	Stock Appreciation Right Agreement dated January 25, 2007 between Beverly Hills Bancorp Inc. and Eric Rosa
*21	Subsidiaries
*23	Consent of Independent Registered Public Accounting Firm

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Beverly Hills Bancorp Inc.

Calabasas, California

We have audited the accompanying consolidated statements of financial condition of Beverly Hills Bancorp Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beverly Hills Bancorp Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Los Angeles, California

March 13, 2007

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$27,005	$20,954
Mortgage-backed securities available for sale, at fair value	460,893	332,572
Investment securities available for sale, at fair value	8,920	13,728
Investment securities held to maturity, at amortized cost (fair value of $9,735 and $9,650)	9,759	9,708
Loans, net of allowance for loan losses of $7,878 and $7,080	1,040,726	948,144
Discounted loans, net of allowance for loan losses of $99 and $209	1,157	1,679
Stock in Federal Home Loan Bank of San Francisco, at cost	29,015	27,625
Real estate owned, net	653	62
Leasehold improvements and equipment, net	1,244	1,539
Accrued interest receivable	8,685	6,284
Income taxes receivable	—	3,910
Deferred tax asset, net	28,276	30,739
Goodwill	3,054	3,054
Prepaid expenses and other assets	4,449	3,741

TOTAL	$1,623,836	$1,403,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Noninterest-bearing deposits	$2,038	$4,655
Interest-bearing deposits	848,852	599,994

Total deposits	850,890	604,649

Short-term borrowings	20,000	—
Repurchase agreements	40,000	63,000
FHLB advances	496,337	530,837
Junior subordinated notes payable to trusts	46,393	20,619
Accounts payable and other liabilities	14,778	10,764

Total liabilities	1,468,398	1,229,869

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 30,000,000 shares authorized, 27,107,534 and 26,965,874 shares issued (including 8,389,368 and 5,639,368 treasury shares)	271	270
Additional paid-in capital	165,972	165,710
Treasury stock, 8,389,368 and 5,639,368 shares, at cost	(39,974)	(15,224)
Retained earnings	31,800	27,019
Accumulated other comprehensive loss	(2,631)	(3,905)

Total stockholders’ equity	155,438	173,870

TOTAL	$1,623,836	$1,403,739

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share data)

	Year Ended December 31,
	2006	2005	2004
INTEREST INCOME:
Loans	$67,527	$60,895	$46,632
Mortgage-backed securities	18,483	14,753	12,233
Securities and federal funds sold	2,157	1,749	1,176

Total interest income	88,167	77,397	60,041

INTEREST EXPENSE:
Deposits	31,702	17,623	12,427
Borrowings	23,470	20,720	14,067

Total interest expense	55,172	38,343	26,494

NET INTEREST INCOME	32,995	39,054	33,547
PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS	957	(41)	351

NET INTEREST INCOME AFTER PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS	32,038	39,095	33,196

OTHER INCOME:
Loan related fees and charges	14	52	37
Deposit fees and charges	53	63	78
Gain on sale of loans, net	—	—	20
Gain on sale of securities, net	—	—	418
Real estate owned, net	(984)	187	(136)
FHLB stock dividend income	1,397	1,120	711
Gain on sale of Beverly Hills branch	8,531	—	—
Other income, net	41	597	198

Total other income	9,052	2,019	1,326

OTHER EXPENSES:
Compensation and employee benefits	7,069	6,773	6,811
Professional fees	3,644	3,555	3,637
Occupancy	930	989	851
Loan expenses	245	360	366
Regulatory assessments	145	338	476
Data processing	420	406	555
Insurance	686	689	813
Depreciation	366	327	331
Amortization of intangibles	—	129	259
Directors expense	407	539	614
Other general and administrative expense	1,428	1,433	1,392

Total other expenses	15,340	15,538	16,105

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	25,750	25,576	18,417
INCOME TAX PROVISION	10,940	10,524	4,585

INCOME FROM CONTINUING OPERATIONS	14,810	15,052	13,832

DISCONTINUED OPERATIONS (NOTE 2):
INCOME FROM OPERATIONS OF DISCONTINUED SEGMENT (INCLUDING GAIN ON DISPOSAL OF $21,716)	—	—	22,200
INCOME TAX PROVISION	—	—	9,307

INCOME FROM DISCONTINUED OPERATIONS	—	—	12,893

NET INCOME	$14,810	$15,052	$26,725

Earnings per share – basic:
Income from continuing operations	$0.73	$0.71	$0.67
Discontinued operations	—	—	0.62

Net income	$0.73	$0.71	$1.29

Earnings per share – diluted:
Income from continuing operations	$0.72	$0.70	$0.65
Discontinued operations	—	—	0.60

Net income	$0.72	$0.70	$1.25

Weighted average number of shares – basic	20,360,919	21,220,777	20,772,752
Weighted average number of shares – diluted	20,501,857	21,503,961	21,376,083

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
BALANCE, January 1, 2004	24,491,703	$245	$136,118	(5,626,212)	$(15,106)	$3,791	435	125,483
Comprehensive income:
Net income						26,725		26,725
Unrealized holding losses on available for sale securities – net of tax benefit of $1,204 (1)							(1,671)	(1,671)
Unrealized gain on interest-rate swap – net of tax expense of $108							149	149

Total comprehensive income								25,203
Cash dividends on common stock						(7,926)		(7,926)
Tax benefit from recognition of pre- reorganizational deferred tax assets			21,761					21,761
Exercise of stock options	2,285,826	23	3,336	(13,156)	(118)			3,241
Conversion of pre-reorganizational Company stock	25
Tax benefit from exercise of non-qualified stock options			3,300					3,300

BALANCE, December 31, 2004	26,777,554	268	164,515	(5,639,368)	(15,224)	22,590	(1,087)	171,062
Comprehensive income:
Net income						15,052		15,052
Unrealized holding losses on available for sale securities – net of tax benefit of $2,042 (1)							(2,818)	(2,818)

Total comprehensive income								12,234
Cash dividends on common stock						(10,623)		(10,623)
Tax benefit from recognition of pre- reorganizational deferred tax assets			203					203
Exercise of stock options	188,320	2	410					412
Tax benefit from exercise of non-qualified stock options			582					582

BALANCE, December 31, 2005	26,965,874	270	165,710	(5,639,368)	(15,224)	27,019	(3,905)	173,870
Comprehensive income:
Net income						14,810		14,810
Unrealized holding gains on available for sale securities – net of tax provision of $926 (1)							1,274	1,274

Total comprehensive income								16,084
Cash dividends on common stock						(10,029)		(10,029)
Stock-based compensation			231					231
Exercise of stock options	141,660	1	16					17
Tax benefit from exercise of non-qualified stock options			15					15
Repurchase of common stock				(2,750,000)	(24,750)			(24,750)

BALANCE, December 31, 2006	27,107,534	$271	$165,972	(8,389,368)	$(39,974)	$31,800	$(2,631)	$155,438

(1) Disclosure of reclassification amount:
	Year Ended December 31,
	2006	2005	2004
Unrealized holding gain (loss) on securities arising during the year, net of tax provision (benefit) of $926 in 2006, $(2,042) in 2005 and $(1,030) in 2004	$1,274	$(2,818)	$(1,427)
Less: Reclassification adjustment for gain included in net income, net of tax expense of $174	—	—	(244)

Net unrealized gain (loss) on securities, net of tax provision (benefit) of $926 in 2006, $(2,042) in 2005 and $(1,204) in 2004	$1,274	$(2,818)	$(1,671)

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,810	$15,052	$26,725
Less: income from discontinued operations, net of taxes	—	—	(12,893)

Income from continuing operations	14,810	15,052	13,832
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for (recapture of) estimated losses on loans	957	(41)	400
Provision for losses on real estate owned	872	10	223
Change in valuation allowance for mortgage servicing rights	—	—	280
Depreciation and amortization	366	456	590
Stock-based compensation	240	—	—
Deferred tax provision	1,537	6,276	5,304
Loss (gain) on sale of real estate owned	22	(214)	(97)
Loss (gain) on disposal of equipment	6	15	(1)
Gain on sale of loans	—	—	(20)
Gain on sale of securities	—	—	(418)
Gain on sale of Beverly Hills branch	(8,531)	—	—
Gain on extinguishment of investor participation liability	—	(404)	—
Amortization of premiums and deferred fees	434	2,825	2,515
Amortization of mortgage servicing rights	—	—	1,717
Tax benefit from exercise of non-qualified stock options	—	582	3,300
Federal Home Loan Bank stock dividends	(1,363)	(1,025)	(618)
Change in:
Servicer advance receivables	—	—	(3,456)
Service fees receivable	—	—	182
Accrued interest receivable	(2,402)	(951)	(1,125)
Income taxes receivable	3,910	(3,759)	511
Receivables from other loan servicers	—	—	773
Prepaid expenses and other assets	(708)	(292)	(774)
Accounts payable and other liabilities	5,382	3,627	(6,466)
Net cash used in operations of discontinued segment	—	—	6,580

Net cash provided by operating activities	15,532	22,157	23,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(88,660)	(142,814)	(149,652)
Loan repayments	242,553	227,636	132,150
Loan originations	(248,749)	(118,989)	(289,353)
Proceeds from sale of discounted loans	—	—	342
Purchase of mortgage-backed securities available for sale	(197,621)	(126,828)	(238,407)
Repayments of mortgage-backed securities available for sale	71,348	96,353	126,565
Proceeds from sale of mortgage-backed securities available for sale	—	—	24,594
Repayment of investment securities available for sale	4,771	—	—
Proceeds from sale of investment securities available for sale	—	—	10,130
Purchases of FHLB stock	(6,472)	(3,919)	(9,296)
Proceeds from sale of FHLB stock	6,445	—	—
Proceeds from sale of real estate owned	33	2,031	1,057
Purchases of leasehold improvements and equipment	(141)	(1,029)	(968)
Proceeds from sale of leasehold improvements and equipment	—	2	8
Net payment in settlement of branch sale	(148,885)	—	—
Net proceeds from sale of discontinued segment	—	—	48,195
Net cash provided by investing activities of discontinued segment	—	—	(495)

Net cash used in investing activities	(365,378)	(67,557)	(345,130)

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$402,370	$62,689	$68,551
Increase in short-term borrowings	20,000	—	—
(Decrease) increase in repurchase agreements	(23,000)	(57,000)	39,000
Proceeds from FHLB advances	813,500	366,000	530,800
Repayments of FHLB advances	(848,000)	(310,000)	(305,300)
Repayments of long-term financing	—	—	(1,871)
Repayment of investor participation liability	—	(650)	—
Issuance of junior subordinated notes payable	25,774	—	—
Issuance of common stock	17	412	3,241
Tax benefit from exercise of non-qualified stock options	15	—	—
Repurchase of common stock	(24,750)	—	—
Dividends on common stock	(10,029)	(10,623)	(7,926)
Net cash provided by financing activities of discontinued segment	—	—	(5,810)

Net cash provided by financing activities	355,897	50,828	320,685

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,051	5,428	(1,213)
CASH AND CASH EQUIVALENTS:
Beginning of the year	20,954	15,526	16,739

End of year	$27,005	$20,954	$15,526

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION – Cash paid during the year for:
Interest	$50,630	$34,286	$25,061
Income taxes, net	4,132	7,344	451
NONCASH INVESTING ACTIVITIES:
Additions to real estate owned acquired in settlement of loans	1,518	120	2,104
NONCASH FINANCING ACTIVITIES:
Issuance of common stock upon acquisition of treasury stock	—	—	118
Release of valuation allowance related to pre-reorganizational net operating losses	—	—	21,761

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—Beverly Hills Bancorp Inc. (“BHBC,” and with its consolidated subsidiaries, the “Company”) is a financial holding company that conducts primarily banking and lending operations through a subsidiary bank, First Bank of Beverly Hills (“FBBH” or the “Bank”).

The Bank is engaged in a banking business focused primarily on commercial and multifamily real estate lending, and investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. In 2006 the Bank expanded its product line to include construction loans for multifamily and commercial properties. The Bank is a state-chartered commercial bank and is regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

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

Administrative headquarters of the Company and the Bank are located in Calabasas, California, where the Bank also maintains its retail branch. The Bank sold its Beverly Hills branch in November 2006 (see Note 3).

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

Principles of Consolidation—The Company was incorporated in 1996 to be the holding company for Wilshire Acquisitions Corporation (“WAC”), which is the holding company for the Bank. The Company formed certain non-bank subsidiaries, and completed an initial public offering of common stock and a public debt offering in the fourth quarter of 1996. Intercompany accounts have been eliminated in consolidation.

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

Mortgage-Backed and Other Securities—The Company’s securities portfolios consist of mortgage-backed and other debt securities that are classified as held to maturity and available for sale. Securities are classified as held to maturity when the Company has the ability and the positive intent to hold the securities to maturity. Securities classified as held to maturity are carried at their cost basis, adjusted for the amortization of premiums and accretion of discounts using the effective yield method. Holding losses on securities classified as held to maturity that are determined by management to be other than temporary are recorded as market valuation losses and impairments in the consolidated statements of operations. Securities not classified as held to maturity are classified as available for sale. Securities classified as available for sale are reported at their fair market values with unrealized holding gains and losses on securities reported, net of tax, when applicable, as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Holding losses on securities classified as available for sale that are determined by management to be other than temporary in nature are reclassified from the unrealized holding losses included in accumulated other comprehensive income to current operations. Realized gains and losses from the sales of available-for-sale securities are reported separately in the consolidated statements of operations and are calculated using the specific-identification method.

Loans and Discounted Loans, and Allowance for Loan Losses—Loans are presented in the consolidated statements of financial condition net of unamortized deferred origination fees and costs and net of allowance for loan losses. Deferred fees and costs are recognized in interest income over the terms of the loans using the effective yield method. Interest income is recognized on an accrual basis.

The Company evaluates commercial and multifamily real estate loans and construction loans (whether purchased or originated and whether classified as loans or discounted loans) for impairment. Loans are considered to be impaired, for financial reporting purposes, when it is probable that the Company will be unable to collect all principal or interest when due. Specific valuation allowances (SVAs) are established through provisions for losses for impaired loans based on the fair value of the underlying real estate collateral, less estimated costs to sell, or the present value of anticipated cash flows. For all loans except discounted loans, the SVAs are charged off at the end of the month in which they are established.

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation—The Company issues stock-based compensation to certain employees, officers and directors. The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective method. SFAS No. 123(R) requires companies to account for stock options using the fair value method, which generally results in compensation expense recognition. Prior to December 31, 2005, the Company accounted for its fixed stock options using the intrinsic-value method, as prescribed in APB Opinion No. 25. Accordingly, no stock option expense was recorded in periods prior to December 31, 2005.

The Company adopted the revised accounting standards for stock based compensation effective January 1, 2006. SFAS No. 123(R) allows for two alternative transition methods. The Company follows the modified prospective method, which requires application of the new Statement to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior period amounts have not been restated. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 will be recognized as the requisite services are rendered on or after January 1, 2006. The compensation cost of that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123.

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

New Accounting Pronouncements—In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which supplements Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. For the Company, FIN 48 is effective as of January 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its financial position, results of operations or cash flows.

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

In September 2006 the SEC issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The adoption of SAB No. 108 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This new guidance does not eliminate disclosure requirements included in other accounting standards, including fair value measurement disclosures required by SFAS No. 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Management does not expect this guidance to have a material effect on the Company’s financial condition or results of operations.

2.	DISCONTINUED OPERATIONS—SALE OF WILSHIRE CREDIT CORPORATION

On April 30, 2004, BHBC sold WCC to Merrill Lynch Mortgage Capital Inc. for net proceeds of $48.2 million and realized a gain on the sale of $21.7 million before taxes. WCC was formed in 1999 pursuant to the Company’s reorganization, and comprised the Company’s Loan Servicing Operations business segment. At the time of its sale, WCC serviced over $6 billion principal balance of loans for more than 500 individual and institutional investors and governmental agencies.

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for WCC for the year ended December 31, 2004 are shown in the following table. The amounts represent WCC’s results only for the four-month period from January 1 to April 30, 2004, prior to its sale.

Year Ended December 31, 2004
(Dollars in thousands)
Interest income	$(10)
Interest expense	164

Net interest expense	(174)
Provision for loan losses	49

Net interest expense after provision for loan losses	(223)
Servicing income	11,754
Other income	699
Compensation and employee benefits expense	9,427
Other expenses	2,319

Income before income taxes	484
Income tax provision	318

Net income	$166

3.	SALE OF BEVERLY HILLS BRANCH

On November 3, 2006, the Company sold its Beverly Hills branch to First Bank, a subsidiary of First Banks, Inc., headquartered in St. Louis, Missouri. In the sale, First Bank assumed all of the deposits at the branch and certain liabilities associated with the branch, including the branch lease, and acquired certain assets at the branch at their book values. First Bank paid a deposit premium of 5.5% of the deposits. The Company will continue to operate its Calabasas branch and will continue its deposit gathering strategies. The Company recorded a gain on the sale of $8.5 million, after related selling expenses.

4.	STOCK-BASED COMPENSATION

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

A summary of the Company’s stock option activity for the period indicated is presented below:

	Year Ended December 31, 2006
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	322,106	$2.29
Granted	600,000	10.50
Exercised	(141,660)	1.87
Forfeited	(32,944)	1.98

Outstanding at end of period	747,502	8.98

Exercisable at end of period	347,502	7.22

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 2006, the Company granted an option to purchase 600,000 shares of common stock at an exercise price of $10.50 per share. The weighted average fair value of this option grant was $1.13 per share. This fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 19%, risk-free interest rate of 4.30%, a dividend yield of 5% and an expected life of five years. There were no grants of stock options in 2005 or 2004.

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

The Company’s stock-based compensation for the year ended December 31, 2006 also includes costs related to stock options granted in 2003 that were unvested as of January 1, 2006. The fair value of stock options granted in 2003 was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 16%, risk-free interest rate of 2.8%, no dividend yield (the Company did not pay any dividends until 2004) and an expected life of five years.

Additional information on the Company’s stock option activity for the years ended December 31, 2006, 2005 and 2004 is presented below:

	Year Ended December 31,
	2006	2005	2004
Weighted average grant date fair value	$1.13	N/A	N/A
Intrinsic value of options exercised	$1,080,949	$1,550,921	$13,750,794
Fair value of shares vested	$247,758	$666,934	$830,652

A summary of the status of the Company’s nonvested options as of December 31, 2006, and changes during the year then ended, is presented below:

	Year Ended December 31, 2006
	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	17,502	$0.79
Granted	600,000	1.13
Vested	(217,502)	1.18
Forfeited	—	—

Nonvested at end of period	400,000	1.09

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information regarding options outstanding as of December 31, 2006 is as follows:

	Total Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term (Years)
Total options outstanding	747,502	$8.98	$813,901	8.29
Fully-vested options	347,502	$7.22	$813,901	7.47
Options expected to vest	400,000	$10.50	$—	9.01

The Company in 2006 also granted stock appreciation rights (SARs) to certain directors and an executive officer. The SARs are exercisable only for cash, and are classified as liabilities, and not equity instruments, per SFAS No. 123R. Consequently, the Company is required to remeasure the fair value of the liability at the end of each reporting period and record a corresponding adjustment to the related compensation expense. The weighted-average fair value of the Company’s SARs was $0.51 per share at December 31, 2006. This fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 19%, dividend yield of 6.03%, risk-free interest rate of 4.70% and an expected life of four years. There were no grants of SARs in 2005 or 2004.

A summary of the Company’s SARs activity for the period indicated is presented below:

Year Ended December 31, 2006
	Share Units	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—
Granted	216,000	8.87
Exercised	—	—
Forfeited	—	—

Outstanding at end of period	216,000	8.87

Exercisable at end of period	—	—

A summary of the status of the Company’s nonvested SARs as of December 31, 2006, and changes during the year then ended, is presented below:

	Year Ended December 31, 2006
	Share Units	Weighted Average Fair Value
Nonvested at beginning of period	—	$—
Granted	216,000	0.51
Vested	—	—
Forfeited	—	—

Nonvested at end of period	216,000	0.51

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information regarding SARs outstanding as of December 31, 2006 is as follows:

Range of Exercise Prices	Total Share Units	Exercisable Share Units	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
				Share Units Outstanding	Share Units Exercisable
$8.23	36,000	—	4.75	$8.23	$—
$9.00	180,000	—	4.75	9.00	—

Prior to 2006, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”), as permitted by FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

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

For the year ended December 31, 2006, the application of SFAS No. 123R resulted in stock-based compensation expense of $239,817, deferred tax benefits of $94,671 and a net reduction in net income of $145,146, reducing diluted earnings per share by $0.01. There was a negligible effect on basic earnings per share.

The compensation expense and deferred tax benefits are reflected as adjustments to cash flows from operating activities on the Company’s consolidated statement of cash flows. The Company recorded tax benefits from the exercise of non-qualified stock options of $14,441, which are included in cash flows from financing activities for the year ended December 31, 2006. Prior to the adoption of SFAS No. 123R, such tax benefits were presented as adjustments to cash flows from operating activities.

At December 31, 2006, the Company had $451,557 of unrecognized compensation cost related to unvested stock options. This cost is expected to be amortized over a weighted-average period of 2.0 years, ending in December 2008. The unrecognized compensation related to the SARs at December 31, 2006 was $100,028 and is expected to be amortized over the following 2.75 years, ending in September 2009. Because the SARs are classified as liabilities and not equity instruments per SFAS No. 123R, the Company is required to remeasure the fair value of the liability at the end of each subsequent reporting period and record a corresponding adjustment to the related compensation expense. Consequently, compensation cost related to the SARs may vary based on changes in the awards’ total estimated fair value.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prior to the adoption of SFAS No. 123R, the Company applied APB 25 to account for its stock-based awards. The following table illustrates the effect on net income and earnings per share had the Company accounted for share-based compensation in accordance with SFAS No. 123R for the period indicated:

	Year Ended December 31,
	2005	2004
	(Dollars in thousands, except per-share amounts)
Net income to common shareholders:
As reported	$15,052	$26,725
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	392	547

Pro forma	$14,660	$26,178

Net income per common and common share equivalent:
Basic earnings per share:
As reported	$0.71	$1.29
Pro forma	0.69	1.26
Diluted earnings per share:
As reported	$0.70	$1.25
Pro forma	0.68	1.22

5.	SETTLEMENT OF LITIGATION

In May 2006, the Company received a favorable ruling from an arbitrator on all matters in connection with the Company’s disputes with a former officer. Pursuant to a binding arbitration held in February 2006, the arbitrator ruled that the Company has no obligation to indemnify the former officer for his monetary penalties or his legal expenses which arose from a criminal investigation of the officer. As a result of this ruling, the Company is entitled to recover legal fees and expenses previously advanced on the former officer’s behalf, plus interest on such advances calculated from the date of original payment. In addition, as the prevailing party, the Company is entitled to reimbursement of its own legal fees and costs incurred in connection with these claims. In the second quarter of 2006, following this ruling, the Company reversed $746,000 in unpaid expenses it had previously accrued on behalf of the former officer.

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

The amortized cost, fair value and gross unrealized gains and losses on mortgage-backed and other investment securities as of December 31, 2006 and 2005 are shown below. Fair market value estimates were obtained using discounted cash-flow models or from independent parties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Values
	(Dollars in thousands)
December 31, 2006
Available-for-sale:
GSE mortgage-backed securities	$237,903	$1,074	$1,689	$237,288
AAA mortgage-backed securities	220,435	142	3,733	216,844
Other mortgage-backed securities	6,602	160	—	6,762
Trust preferred securities	3,228	—	—	3,228
Mutual funds	5,750	25	84	5,691

Total available for sale	473,918	1,401	5,506	469,813

Held-to-maturity:
Agency securities	9,759	—	24	9,735

Total	$483,677	$1,401	$5,530	$479,548

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Values
	(Dollars in thousands)
December 31, 2005
Available-for-sale:
GSE mortgage-backed securities	$100,126	$31	$2,066	$98,091
AAA mortgage-backed securities	226,857	1	4,568	222,290
Other mortgage-backed securities	11,822	369	—	12,191
Trust preferred securities	8,000	—	—	8,000
Mutual funds	5,750	58	80	5,728

Total available for sale	352,555	459	6,714	346,300

Held-to-maturity:
Agency securities	9,708	—	58	9,650

Total	$362,263	$459	$6,772	$355,950

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2006
GSE mortgage-backed securities	$18,509	$79	$72,595	$1,610	$91,104	$1,689
AAA and other mortgage-backed securities	16,033	66	175,045	3,667	191,078	3,733
Mutual funds	—	—	1,916	84	1,916	84
Agency securities	9,735	24	—	—	9,735	24

Total	$44,277	$169	$249,556	$5,361	$293,833	$5,530

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2005
GSE mortgage-backed securities	$50,251	$827	$40,903	$1,239	$91,154	$2,066
AAA and other mortgage-backed securities	119,248	1,751	97,018	2,817	216,266	4,568
Mutual funds	—	—	1,920	80	1,920	80
Agency securities	9,650	58	—	—	9,650	58

Total	$179,149	$2,636	$139,841	$4,136	$318,990	$6,772

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

The Company has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of December 31, 2006, the Company also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a full recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2006 and 2005, management believes the impairments detailed in the table above are temporary, and as a result, no impairment loss has been realized in the Company’s consolidated statements of operations.

As of December 31, 2006, the Company had no securities maturing in less than five years, $16.4 million fair value and $16.6 million unamortized cost of securities maturing in over five years through ten years, and

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$457.4 million fair value and $461.3 million unamortized cost of securities maturing after ten years. However, the Company expects to receive payments on its securities over periods considerably shorter than their contractual maturities.

There were no sales of securities during the years ended December 31, 2006 or 2005. The Company received proceeds of $34.7 million on sales of available-for-sale securities during the year ended December 31, 2004. Gross realized gains and losses from sales of available-for-sale securities were $420,000 and $2,000, respectively, for the year ended December 31, 2004.

At December 31, 2006 and 2005, securities with amortized cost of $362.6 million and $260.5 million, respectively, and market values of $358.8 million and $254.8 million, respectively, were pledged to secure repurchase agreements, FHLB advances and public deposits.

7.	LOANS AND DISCOUNTED LOANS

The following is a summary of the Company’s loans and discounted loans by each loan category at the dates indicated:

	December 31,
	2006	2005
	(Dollars in thousands)
Loans
Real estate loans:
Single-family	$18,797	$29,393
Multifamily	356,992	436,805
Commercial	569,840	483,718
Construction	98,869	—

Total real estate loans	1,044,498	949,916
Consumer and other	2,060	853

	1,046,558	950,769
Add: Net premium on loans and deferred fees	2,046	4,455
Less: Allowance for loan losses	(7,878)	(7,080)

	$1,040,726	$948,144

	December 31,
	2006	2005
	(Dollars in thousands)
Discounted Loans
Real estate loans:
Single-family	$1,117	$1,758

Total real estate loans	1,117	1,758
Consumer and other	195	206

	1,312	1,964
Less: Discounts on purchased loans	(56)	(76)
Allowance for loan losses	(99)	(209)

	$1,157	$1,679

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2006 and 2005, loans and discounted loans with adjustable rates of interest (including loans with an initial fixed rate for 3 or 5 years which subsequently convert to adjustable) totaled $906.0 million and $816.7 million, respectively, and loans with fixed rates of interest were $141.9 million and $136.0 million, respectively. Adjustable-rate loans are generally indexed to constant maturity treasury rates, LIBOR, Prime or the FHLB’s Eleventh District Cost of Funds Index, and are subject to limitations on the timing and extent of adjustment. Most variable-rate loans adjust within six months of changes in the index.

At December 31, 2006 and 2005, loans with unpaid principal balances totaling $1,018.8 million and $950.8 million, respectively, were pledged against Federal Home Loan Bank advances.

Activity in the allowance for loan losses (combined for loans and discounted loans) is summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$7,289	$10,783	$38,776
Allocations of purchased reserves:
at acquisition	—	—	854
at disposition	—	—	(23,595)
Net change pursuant to fresh-start reporting	(10)	(19)	(19)
Charge-offs	(309)	(2,993)	(5,733)
Recoveries	50	126	149
Reclassification to investor participant’s share	—	(567)	—
Provision for (recapture of) losses on loans	957	(41)	351

Balance, end of year	$7,977	$7,289	$10,783

The recorded investment in loans that are considered to be impaired is as follows:

	At or for the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Impaired loans without specific valuation allowances	$6,919	$9,615	$5,479
Impaired loans with specific valuation allowances	126	311	4,060
Specific valuation allowance related to impaired loans	(64)	(175)	(3,588)

Impaired loans, net	$6,981	$9,751	$5,951

Average investment in impaired loans	$10,763	$9,364	$8,021

Interest income recognized on impaired loans	$842	$649	$458

Interest income recognized on impaired loans on a cash basis	$842	$649	$458

When the Company receives payments on impaired loans that are more than 90 days past due, the payment is applied to principal and interest if the payment brings the loan to less than 90 days delinquent (or, in cases where payments are made in accordance with a bankruptcy plan, the borrower is current under the terms of that plan). If a payment is received on a loan in foreclosure, the payment is returned to the borrower. In some

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

instances, a partial payment is accepted if the borrower executes a forbearance agreement. Payments received on impaired loans less than 90 days past due are recorded as both principal and interest in accordance with the terms of the loan. No additional funds are committed to be advanced in connection with impaired loans. For the year ended December 31, 2006, the Company would have recorded approximately $915,000 in gross interest income if its impaired loans had been current in accordance with their original terms.

At December 31, 2006 and 2005, the Company had a total of $1.6 million and $5.9 million, respectively, of loans on nonaccrual status.

The Company has a geographic concentration of mortgage loans in the western United States, primarily in southern California. The five states with the greatest concentration of the Company’s loans at December 31, 2006 were California, Nevada, Arizona, Texas and Illinois, which had $514.1 million, $79.9 million, $67.1 million, $55.7 million and $33.4 million of loans, respectively. The five states with the greatest concentration of the Company’s discounted loans were Texas, California, Florida, Georgia and Illinois, which had $247,000, $167,000, $127,000, $91,000 and $87,000 principal amount of loans, respectively, at December 31, 2006. The Company does not believe any of its residential loans have features such as interest-only loans or loans with negative amortization that would give rise to any additional concentration of credit risk required to be disclosed by FSP SOP 94-6-1.

Management’s estimates are utilized to determine the adequacy of the allowance for loan losses. Estimates are also involved in determining the ultimate recoverability of purchased loans. These estimates are inherently uncertain and depend on the outcome of future events. Although management believes the levels of the allowance as of December 31, 2006 and 2005 are sufficient to absorb losses inherent in the loan portfolio, changes in interest rates, various other economic factors and regulatory requirements may result in increasing levels of losses. Those losses will be recognized if and when these events occur.

8.	REAL ESTATE OWNED

Real estate owned consists of property that was obtained through foreclosure or deed in lieu of foreclosure, and is reported at the lower of its fair value less estimated costs to sell, the net carrying value of the underlying loan, or the acquisition cost. Activity in real estate owned is as follows for the years indicated:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$62	$1,769	$267
Foreclosures	1,518	120	2,104
Sales and exchanges, net	(55)	(1,817)	(379)
Provision for losses	(872)	(10)	(223)

Balance, end of year	$653	$62	$1,769

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activity in the valuation allowance on real estate owned is summarized as follows for the dates indicated:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$10	$205	$66
Specific reserves on properties sold	(17)	(205)	(52)
Charge-offs	—	—	(32)
Provision for losses	872	10	223

Balance, end of year	$865	$10	$205

9.	LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment consisted of the following at the dates indicated:

	December 31,
	2006	2005
	(Dollars in thousands)
Leasehold improvements	$1,208	$1,452
Construction in progress	4	116
Furniture and equipment	1,756	1,783

Total cost	2,968	3,351
Accumulated depreciation and amortization	(1,724)	(1,812)

	$1,244	$1,539

10.	GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill of $3.1 million as a result of the Bank’s purchase of its Beverly Hills branch in June 2000. Through December 31, 2001, the goodwill was amortized on a straight-line basis over an estimated useful life of 15 years. In January 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and, as a result, no longer amortizes goodwill, but tests it at least annually for impairment. The Company tested goodwill for impairment as of March 31, 2006 and determined that no impairment charge was required. There were no conditions that indicated impairment at December 31, 2006.

The Company also recorded a core deposit intangible of $1.3 million in connection with the Bank’s purchase of the branch. The core deposit intangible was amortized on a straight-line basis over an estimated useful life of 5 years and had been amortized in full as of June 30, 2005.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	DEPOSITS

Deposits consisted of the following at the dates indicated:

	December 31,
	2006	2005
	(Dollars in thousands)
Savings accounts	$2,012	$2,723
NOW and money market accounts	12,050	63,193
Noninterest-bearing deposit accounts	2,038	4,655
Certificates of deposit:
Less than $100,000	36,357	99,843
$100,000 or more	798,433	434,235

Total deposits	$850,890	$604,649

At December 31, 2006, the Bank held $12.6 million in money market deposits for BHBC and WFC. These deposits have been eliminated in consolidation and are not reflected in the above amounts.

A summary of certificates of deposit by maturity is as follows:

December 31, 2006
(Dollars in thousands)
2007	$712,399
2008	75,602
2009	1,268
2010	281
2011	45,240

$834,790

The Bank’s deposits generally are not collateralized, with the exception of $60.0 million of public fund certificates of deposit from the State of California, which are secured by mortgage-backed securities.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	REPURCHASE AGREEMENTS AND FHLB ADVANCES

At December 31, 2006 and 2005, the Company had outstanding repurchase agreements totaling $40.0 million and $63.0 million, respectively, which provide liquidity and financing for the Company’s acquisitions of loan pools and mortgage-backed securities. Following is information about repurchase agreements for the years indicated:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Repurchase agreements:
Average amount outstanding during the year	$43,538	$116,000	$89,951
Maximum month-end balance outstanding during the year	63,000	143,000	120,000
Weighted average rate:
During the period	3.53%	3.17%	2.26%
At end of period	4.81%	3.43%	2.74%

The Company’s repurchase agreements outstanding at December 31, 2006 mature in 2008. These borrowings are secured by mortgage-backed securities.

The Company has an agreement with the Federal Home Loan Bank of San Francisco (the “FHLB”) whereby the Company can apply for advances not to exceed 45% of the Bank’s total assets as of the previous quarter-end. These advances are secured by mortgage-backed securities and loans. The balances of FHLB advances outstanding as of December 31, 2006 and 2005 were $496.3 million and $530.8 million, respectively. At December 31, 2006, the Company had $146.3 million in unused FHLB borrowing capacity.

The following table sets forth the Company’s FHLB advances at and for the years indicated:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
FHLB advances:
Average amount outstanding during the year	$482,068	$508,298	$361,249
Maximum month-end balance outstanding during the year	557,837	555,837	474,837
Weighted average rate:
During the period	3.96%	3.06%	2.95%
At end of period	4.53%	3.42%	2.75%

The Company’s repurchase agreements and FHLB advances mature as follows:

December 31, 2006
(Dollars in thousands)
2007	$156,337
2008	135,000
2009	145,000
2010	30,000
2011	70,000

Total	$536,337

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company also has a loan agreement with a financial institution pursuant to which it may borrow up to $20.0 million under a revolving line of credit. At December 31, 2006, the Company had $20.0 million outstanding under this agreement, bearing interest at the 3-month LIBOR rate, plus 1.65% (7.02% at December 31, 2006). Interest is adjustable and payable quarterly beginning on March 1, 2007. The line of credit is due and payable in full on November 30, 2007.

13.	LONG-TERM DEBT

At December 31, 2006, the Company had outstanding $46.4 million in floating-rate junior subordinated notes payable to three wholly owned statutory business trusts. The Company issued the notes to the trusts in separate placements occurring in July 2002, May 2006 and December 2006. The trusts purchased the notes using the proceeds from private placements of trust preferred securities to unaffiliated third parties and from the issuance of common securities to the Company. In accordance with FASB Interpretation No. 46R (“FIN 46R”), the Company has reflected the notes under the caption “Junior subordinated notes payable to trust” and included its common securities in the trust in “other assets” in its consolidated statements of financial condition.

The following table summarizes the Company’s subordinated notes payable outstanding as of December 31, 2006:

	Year Ended December 31, 2006
	(Dollars in thousands)
Date of borrowing	7/11/2002	5/16/2006	12/28/2006
Amount of borrowing	$20,619	$20,619	$5,155
Interest terms (to be reset quarterly)	LIBOR + 3.65%	LIBOR + 1.55%	LIBOR + 1.78%
Interest rate at end of year	9.02%	6.92%	7.14%
Maturity date	10/7/2032	6/23/2036	3/6/2037
First date redeemable at par	7/11/2007	6/23/2011	3/6/2012

The following table sets forth the Company’s total subordinated notes payable at and for the years indicated:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Average amount outstanding during the year	$33,704	$20,619	$20,619
Maximum month-end balance outstanding during the year	46,393	20,619	20,619
Weighted average rate:
During the period	8.23%	7.21%	5.59%
At end of period	7.88%	7.80%	5.72%

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	INCOME TAXES

The Company files consolidated federal and state income tax returns with its eligible subsidiaries. The components of the income tax provision were as follows for the years indicated:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Current tax provision (benefit):
Federal	$5,977	$3,982	$(1,103)
State	3,426	266	(220)

Total current tax provision (benefit)	9,403	4,248	(1,323)

Deferred tax provision (benefit):
Federal	1,767	3,887	(15,442)
State	(230)	2,186	(411)

Total deferred tax provision (benefit)	1,537	6,073	(15,853)

Allocation to stockholders’ equity:
Utilization of pre-reorganizational deferred tax assets	—	203	21,761

Total allocation to stockholders’ equity	—	203	21,761

Total income tax provision	$10,940	$10,524	$4,585

The difference between the effective tax rate applicable to income from continuing operations and the statutory federal income tax rate can be attributed to the following for the years indicated:

	Year Ended December 31,
	2006	2005	2004
Federal income tax provision at statutory rate	35.0%	34.0%	34.0%
State taxes, net of federal tax effect	7.0	6.8	9.9
Excess inclusion income from residual interests in REMICs	—	—	8.9
Reduction in valuation allowance related to post-reorganizational deferred tax assets	—	—	(31.2)
Other	0.5	0.3	3.3

Effective income tax rate	42.5%	41.1%	24.9%

The Company’s deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts. They are attributable to net operating loss carryforwards and also to temporary timing differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. A tax rate of approximately 41.0% is applied to each attribute in determining the amount of the related deferred tax asset or liability.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s deferred income tax assets and liabilities are summarized as follows at the dates indicated:

	December 31,
	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Loans – purchase discounts, allowances for loan losses and market valuation adjustments	$1,031	$649
Market adjustment on mortgage-backed securities	1,594	566
Depreciation and amortization	433	322
Net operating loss carryforward, net of cancellation of debt income	33,862	35,648
Accrued expenses	36	346
Goodwill	—	306
State taxes	910	194
Stock-based compensation	92	—
Other	177	805

Gross deferred tax assets	38,135	38,836

Deferred tax liabilities:
Pass-through income	(1,977)	(1,854)
Deferred loan fees	(1,087)	(401)
Goodwill	(1,064)	—

Gross deferred tax liabilities	(4,128)	(2,255)

Total deferred tax asset, net	34,007	36,581
Valuation allowance	(5,731)	(5,842)

Net deferred tax asset	$28,276	$30,739

SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2006, the Company evaluated the positive and negative evidence regarding the future realization of the deferred tax assets. Pursuant to this evaluation, the Company concluded that the available objective positive evidence regarding its ability to generate future federal taxable income substantially outweighed the available objective negative evidence regarding future federal taxable income. The Company also concluded that the objective negative evidence regarding the ability to generate certain future state taxable income outweighed the available objective positive evidence regarding certain future state taxable income, due primarily to the significant reduction in its operations in the state of Oregon following the sale of WCC. As a result, the Company believes it is more likely than not that a substantial amount of its deferred tax assets will be realized in future years, and that, as of December 31, 2006, the only valuation allowance required was approximately $5.7 million related to net operating loss carryforwards in Oregon and certain other states. The net deferred tax asset of $28.3 million is reported as an asset in the consolidated statement of financial condition as of December 31, 2006.

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

As of December 31, 2006, the Company had federal net operating loss carryforwards (NOLs) of approximately $81.5 million, and also had NOLs in various states. The federal carryforward period runs through 2020. As discussed above, the Company’s net operating loss carryforwards that were generated prior to the change in control are subject to an annual limitation on the amount that may be used to offset taxable income.

15.	COMMITMENTS AND CONTINGENCIES

Lease Commitments—The following is a schedule of future minimum rental payments under operating leases as of the date indicated:

December 31, 2006
(Dollars in thousands)
2007	$422
2008	425
2009	432
2010	445
2011	445
Thereafter	1,237

Total	$3,406

The Company’s lease expense totaled $699,000, $745,000 and $654,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Loan Commitments—At December 31, 2006, the Company had outstanding commitments to fund $154.0 million of loans. Loan commitments expose the Bank to credit risk in excess of amounts reflected in the consolidated financial statements. The Bank receives collateral to support loans and commitments to extend credit for which collateral is deemed necessary.

Purchase Commitments—From time to time, the Company enters into various commitments and letters of intent relating to purchases of loans, foreclosed real estate portfolios and other investments. There can be no assurance that any of these transactions will ultimately be consummated. It is the Company’s policy generally to record such transactions in the financial statements in the period in which such transactions are closed. There were no such commitments outstanding at December 31, 2006.

Litigation—Beginning in June 2005, WCC made demands on the Company for reimbursement of certain costs purportedly incurred by WCC in connection with WCC’s performance under one of its loan servicing contracts. Through December 31, 2006, WCC had claimed a total of $890,000 of such costs. WCC further asserted that the Company is obligated to reimburse WCC for similar recurring costs it may incur through April 2008. The Company disagrees with this assertion. As a result, in July 2005 the Company filed a complaint for declaratory relief against WCC and Merrill Lynch. The complaint seeks, among other things, a declaration that the Company has no obligation to reimburse WCC for those costs, and that if such an obligation is found to exist,

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

it is for a substantially lesser amount than that claimed by WCC. In September 2005, Merrill Lynch filed a cross-complaint against the Company alleging breach of contract. This litigation is expected to be resolved in 2007. The Company is not currently able to quantify the impact, if any, that the outcome of these actions may have on its financial condition or results of operations.

The Company has contractually agreed to indemnify Merrill Lynch for claims asserted against WCC by third parties arising out of acts taken by WCC prior to its sale on April 30, 2004. The indemnity is for settlements of judgments paid and for defense costs, and is for amounts which, in the aggregate, exceed $2.0 million. Merrill Lynch has notified the Company of a number of claims that have been or are being asserted against WCC, and for which Merrill Lynch is seeking indemnity from the Company. As of January 31, 2007, the total payments and defense costs of such claims was $1.1 million. It is unknown at the present whether the total claims for which Merrill Lynch asserts the Company is responsible will surpass the $2.0 million threshold and whether this matter will evolve into a formal claim. As of December 31, 2006, the Company determined that it was probable that a liability had been incurred in connection with this litigation. The Company believed $100,000 was a reasonable estimate of its potential liability, and accrued this amount as of December 31, 2006.

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

Capital Requirements—Bank holding companies, such as BHBC, and FDIC-insured banks, such as FBBH, are required to meet certain minimum regulatory capital requirements. At December 31, 2006, BHBC and FBBH met all applicable regulatory capital requirements and FBBH was “well capitalized,” as defined under applicable regulations.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and capital ratios for BHBC and FBBH at the date indicated:

Regulatory Capital Ratios

			Amount Required
	Actual		For Capital Adequacy Purposes			To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
December 31, 2006

BHBC
Total capital to risk-weighted assets (Risk-based capital)	$181,753	16.0%	$90,865	≥	8.0%	Not Applicable
Tier 1 capital to risk-weighted assets	173,811	15.3%	45,433	≥	4.0%	Not Applicable
Tier 1 leverage ratio	173,811	11.9%	58,654	≥	4.0%	Not Applicable
FBBH
Total capital to risk-weighted assets (Risk-based capital)	$149,022	13.5%	$88,565	≥	8.0%	$110,706	≥	10.0%
Tier 1 capital to risk-weighted assets	141,309	12.8%	44,283	≥	4.0%	66,424	≥	6.0%
Tier 1 capital to average assets	141,309	9.8%	57,965	≥	4.0%	72,456	≥	5.0%

In addition to the requirements shown in the above table, FBBH is required by the DFI to maintain a ratio of tangible shareholder’s equity to total tangible assets of at least 8.0% for the first three years following the effective date of the charter conversion, or through August 31, 2008. As of December 31, 2006, FBBH was in compliance with the DFI’s requirement.

			Amount Required
	Actual		For Capital Adequacy Purposes			To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
December 31, 2005
BHBC
Total capital to risk-weighted assets (Risk-based capital)	$173,250	18.5%	$74,941	≥	8.0%	Not Applicable
Tier 1 capital to risk-weighted assets	166,006	17.7%	37,470	≥	4.0%	Not Applicable
Tier 1 leverage ratio	166,006	11.8%	56,270	≥	4.0%	Not Applicable
FBBH
Total capital to risk-weighted assets (Risk-based capital)	$142,103	15.2%	$74,596	≥	8.0%	$93,244	≥	10.0%
Tier 1 capital to risk-weighted assets	135,068	14.5%	37,298	≥	4.0%	55,947	≥	6.0%
Tier 1 capital to average assets	135,068	9.6%	56,110	≥	4.0%	70,138	≥	5.0%

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.	RELATED PARTY TRANSACTIONS

In August 2006, pursuant to a public “Dutch auction” tender offer, the Company repurchased 982,819 shares of its common stock from Howard Amster for $8.8 million and repurchased 784,999 shares from Robert H. Kanner for $7.1 million. Messrs. Amster and Kanner are directors of the Company. The Company purchased these shares at a price of $9.00 per share, which was the same price paid for the shares of unrelated persons who participated in the tender offer.

At December 31, 2006, the Company had an outstanding loan of $14.0 million, bearing interest at 9.015%, to an entity controlled by Mr. Ezri Namvar, who owned 6.9% of the Company’s stock at the date of the transaction. Payment on the loan was guaranteed by Mr. Namvar and the Namvar Family Trust. In January 2007, this loan was repaid in full.

In the normal course of business, both BHBC and the Bank incur various operating expenses, including income taxes, on behalf of the other, and each company reimburses the other on a monthly basis for those expenses. For the year ended December 31, 2006, BHBC made net reimbursements to the Bank totaling $156,000. For the year ended December 31, 2005, the Bank made net reimbursements to BHBC of $2.9 million, and for the year ended December 31, 2004, BHBC made net reimbursements to the Bank of $58,000.

The Bank paid dividends of $11.4 million to BHBC for the year ended December 31, 2006. In 2005, BHBC made capital contributions to the Bank totaling $10.0 million. Of this amount, $2.2 million was in cash and $7.8 million was contributed through the forgiveness of a portion of the Bank’s intercompany income tax liability to BHBC. In 2004, BHBC made capital contributions to the Bank totaling $17.1 million, consisting of $7.5 million in cash and $9.6 million in forgiveness of the Bank’s intercompany income tax liability. These transactions have been eliminated in consolidation.

At December 31, 2006, BHBC and WFC held money market accounts at the Bank in the amount of $12.6 million and $1,000, respectively. The Company believes the terms of these accounts are the same as those of money market deposits held by non-affiliates. These deposit accounts have been eliminated in consolidation.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potentially dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years indicated:

	Year Ended December 31,
	2006		2005	2004
	(Dollars in thousands, except per-share amounts)
Income from continuing operations	$14,810		$15,052	$13,832
Discontinued operations	—		—	12,893

Net income	$14,810		$15,052	$26,725

Weighted average number of common shares outstanding – basic	20,360,919		21,220,777	20,772,752
Net effect of dilutive stock options – based on treasury stock method	140,938	(1)	283,184	603,331

Weighted average number of common shares outstanding – diluted	20,501,857		21,503,961	21,376,083

Earnings per share – basic:
Income from continuing operations	$0.73		$0.71	$0.67
Discontinued operations	—		—	0.62

Net income	$0.73		$0.71	$1.29

Earnings per share – diluted:
Income from continuing operations	$0.72		$0.70	$0.65
Discontinued operations	—		—	0.60

Net income	$0.72		$0.70	$1.25

(1)	Does not include a weighted average of 596,712 options outstanding during the period whose exercise would have had an anti-dilutive effect on earnings per share.

19.	EMPLOYEE BENEFITS AND AGREEMENTS

Profit Sharing Plan—The Company’s employees may participate in a defined contribution profit sharing and 401(k) plan. At the discretion of the Company’s Board of Directors, the Company may elect to contribute to the plan based on profits of the Company or based on matching participants’ contributions. The Company contributed $202,000, $96,000 and $129,000, respectively, for the years ended December 31, 2006, 2005 and 2004.

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

	December 31, 2006		December 31, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$27,005	$27,005	$20,954	$20,954
Mortgage-backed securities available for sale	460,893	460,893	332,572	332,572
Investment securities available for sale	8,920	8,920	13,728	13,728
Investment securities held to maturity	9,759	9,735	9,708	9,650
Loans, net	1,040,726	1,045,144	948,144	952,399
Discounted loans, net	1,157	1,204	1,679	1,749
Accrued interest receivable	8,685	8,685	6,284	6,284
Federal Home Loan Bank stock	29,015	29,015	27,625	27,625
Liabilities:
Deposits	850,890	848,021	604,649	596,742
Short-term borrowings	20,000	20,000	—	—
Repurchase agreements	40,000	39,829	63,000	62,370
FHLB advances	496,337	492,098	530,837	523,872
Junior subordinated notes payable to trusts	46,393	46,393	20,619	20,619
Accrued interest payable	10,676	10,676	6,877	6,877

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

Short-Term Borrowings—The carrying value of the Company’s borrowings under the revolving line of credit agreement is a reasonable approximation of fair value, as this debt agreement expires in less than one year, is repaid on a continual basis, and bears interest at prevailing market rates, adjusting quarterly.

Repurchase Agreements and FHLB Advances—The carrying value of repurchase agreements and FHLB advances maturing within one year is a reasonable approximation of fair value. The fair value of repurchase agreements and FHLB advances with maturities greater than one year is estimated using rates currently offered for borrowings and advances of similar maturities.

Junior Subordinated Notes Payable to Trusts—The carrying value of the Company’s notes payable to trusts is a reasonable approximation of fair value, as these borrowings bear interest at prevailing market rates, adjusting quarterly.

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.	OPERATING SEGMENTS

The Company’s two operating segments, as defined by the Company’s management, consist of its Banking Operations and its Holding Company and Other Operations. Through the year ended December 31, 2005, the Company reported the results of its investment subsidiary, WFC, as an additional segment known as “Mortgage Investments.” In 2006, the Company determined that WFC no longer meets the qualitative definition or quantitative thresholds of an operating segment as set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Consequently, WFC’s results for the year ended December 31, 2006 are not presented as a separate segment but are included in the Holding Company and Other Operations segment. Segment data for the years ended December 31, 2005 and 2004 have been restated to conform to the current format.

As discussed in Note 2, the Company sold WCC, which comprised the Company’s Loan Servicing segment, in April 2004. Accordingly, the operating results of WCC are presented separately, in a single caption titled “Income from operations of discontinued segment” in the Company’s consolidated statements of operations.

The Company’s operating segments are described in further detail as follows:

•

Banking Operations—Through its subsidiary FBBH, the Company conducts a banking business focused primarily on products tailored to commercial, multifamily and construction real estate lending, in addition to investments in primarily AAA-rated and GSE mortgage-backed securities. The primary sources of funding for the Bank are deposits, FHLB advances and repurchase agreements. The Bank is a state-chartered commercial bank and is regulated by the DFI and the FDIC.

•

Holding Company and Other Operations—The Company’s Holding Company and Other Operations consist of other operating revenues and expenses not attributable to its Banking Operations. This segment includes interest income on loans and other investments, interest expense on $46.4 million of junior subordinated notes payable, general corporate expenses and eliminations of intercompany accounts and transactions.

Segment results for the years ended December 31, 2006, 2005 and 2004 are shown in the following tables. This data has been prepared in accordance with the accounting principles discussed in Note 1.

	Year Ended December 31, 2006
	Banking	Holding Company and Other	Total
	(Dollars in thousands)
Interest income	$86,536	$1,631	$88,167
Interest expense	52,784	2,388	55,172

Net interest income (expense)	33,752	(757)	32,995
Provision for loan losses	820	137	957

Net interest income (expense) after provision for loan losses	32,932	(894)	32,038
Realized gains	8,531	—	8,531
Other income (loss)	543	(22)	521
Compensation and employee benefits expense	6,152	917	7,069
Other expenses	4,711	3,560	8,271

Income (loss) before taxes	31,143	(5,393)	25,750
Income tax provision (benefit)	12,978	(2,038)	10,940

Net income (loss)	$18,165	$(3,355)	$14,810

Total assets	$1,565,328	$58,508	$1,623,836

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2005
	Banking	Holding Company and and Other	Total
	(Dollars in thousands)
Interest income	$76,442	$955	$77,397
Interest expense	37,150	1,193	38,343

Net interest income (expense)	39,292	(238)	39,054
(Recapture of) provision for loan losses	(65)	24	(41)

Net interest income (expense) after (recapture of) provision for loan losses	39,357	(262)	39,095
Other income	1,416	603	2,019
Compensation and employee benefits expense	6,392	381	6,773
Other expenses	5,568	3,197	8,765

Income (loss) before taxes	28,813	(3,237)	25,576
Income tax provision (benefit)	11,732	(1,208)	10,524

Net income (loss)	$17,081	$(2,029)	$15,052

Total assets	$1,367,320	$36,419	$1,403,739

	Year Ended December 31, 2004
	Banking	Loan Servicing	Holding Company and Other	Total
	(Dollars in thousands)
Interest income	$58,593	$—	$1,448	$60,041
Interest expense	25,381	—	1,113	26,494

Net interest income	33,212	—	335	33,547
Provision for (recapture of) loan losses	438	—	(87)	351

Net interest income after provision for (recapture of) loan losses	32,774	—	422	33,196
Realized gains	418	—	20	438
Other income	653	—	235	888
Compensation and employee benefits expense	6,164	—	647	6,811
Other expenses	5,413	—	3,881	9,294

Income (loss) from continuing operations before income tax provision (benefit)	22,268	—	(3,851)	18,417
Income tax provision (benefit)	9,251	—	(4,666)	4,585

Income from continuing operations	13,017	—	815	13,832
Discontinued operations:
Income from operations of discontinued segment	—	484	—	484
Gain on disposal of discontinued segment	—	—	21,716	21,716
Income tax provision	—	318	8,989	9,307

Income from discontinued operations	—	166	12,727	12,893

Net income	$13,017	$166	$13,542	$26,725

Total assets	$1,298,625	$—	$36,998	$1,335,623

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.	QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(Dollars in thousands, except per-share amounts)
Statements of Operations
Interest income	$23,811	$22,471	$21,530	$20,355
Interest expense	16,273	14,488	12,932	11,479

Net interest income	7,538	7,983	8,598	8,876
Provision for (recapture of) loan losses	906	120	(109)	40

Net interest income after provision for (recapture of) loan losses	6,632	7,863	8,707	8,836
Realized gains	8,531	—	—	—
Other (loss) income	(557)	381	339	358
Compensation and employee benefits expense	1,312	1,726	2,018	2,013
Other expenses	1,595	2,343	1,502	2,831

Income before income tax provision	11,699	4,175	5,526	4,350
Income tax provision	5,298	1,540	2,250	1,852

Net income	$6,401	$2,635	$3,276	$2,498

Earnings per share – basic	$0.33	$0.13	$0.15	$0.12
Earnings per share – diluted	$0.32	$0.13	$0.15	$0.12

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(Dollars in thousands, except per-share amounts)
Statements of Operations
Interest income	$20,761	$20,890	$18,541	$17,205
Interest expense	11,248	10,360	8,938	7,797

Net interest income	9,513	10,530	9,603	9,408
Provision for (recapture of) loan losses	11	(48)	—	(4)

Net interest income after provision for (recapture of) loan losses	9,502	10,578	9,603	9,412
Other income	392	836	298	493
Compensation and employee benefits expense	1,098	1,911	1,895	1,869
Other expenses	2,422	2,028	2,345	1,970

Income before income tax provision	6,374	7,475	5,661	6,066
Income tax provision	2,505	3,053	2,388	2,578

Net income	$3,869	$4,422	$3,273	$3,488

Earnings per share – basic	$0.19	$0.21	$0.15	$0.16
Earnings per share – diluted	$0.18	$0.21	$0.15	$0.16

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23.	PARENT COMPANY INFORMATION

Condensed Statements of Financial Condition

	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$12,579	$20,986
Loans, net	27,557	—
Investment in subsidiaries	145,784	135,999
Prepaid expenses and other assets	32,064	34,570

	$217,984	$191,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities	$574	$795
Intercompany borrowings	25,774	—
Due to affiliates, net	36,198	16,890

Total liabilities	62,546	17,685
Stockholders’ equity	155,438	173,870

	$217,984	$191,555

Condensed Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Interest income	$1,302	$293	$—
Interest expense	863	—	4

Net interest income (expense)	439	293	(4)
Provision for loan losses	130	—	—

Net interest income (expense) after provision for losses on loans	309	293	(4)
Other (loss) income	(9)	81	3
Gain on sale of discontinued segment	—	—	21,716
Non-interest expense	4,404	3,505	4,300

(Loss) income before income tax (benefit) provision and equity in net earnings of subsidiaries	(4,104)	(3,131)	17,415
Income tax (benefit) provision	(2,106)	(1,748)	3,849
Equity in net earnings of subsidiaries	16,808	16,435	13,159

Net income	$14,810	$15,052	$26,725

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,810	$15,052	$26,725
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of WCC	—	—	(21,716)
Provision for loan losses	130	—	—
Accretion of discounts	(178)	—	—
Stock-based compensation	240	—	—
Deferred tax provision	1,050	222	7,304
Equity in net earnings of subsidiaries	(16,808)	(16,435)	(13,159)
Tax benefit from exercise of non-qualified stock options	—	582	3,300
Change in:
Prepaid expenses and other assets	1,456	(3,508)	(4,315)
Accounts payable and other liabilities	(230)	(418)	(1,912)
Due to affiliates, net	16,205	170	2,519

Net cash provided by (used in) operating activities	16,675	(4,335)	(1,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	(36,929)	—	—
Loan repayments	9,420	—	—
Capital contribution to subsidiary	—	(2,241)	(7,500)
Dividends from subsidiary	11,400	—	—
Proceeds on sale of WCC	—	—	48,225

Net cash (used in) provided by investing activities	(16,109)	(2,241)	40,725

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from affiliates	25,774	—	—
Issuance of common stock	17	412	3,241
Tax benefit from exercise of non-qualified stock options	15	—	—
Repurchase of common stock	(24,750)	—	—
Dividends on common stock	(10,029)	(10,623)	(7,926)

Net cash (used in) provided by financing activities	(8,973)	(10,211)	(4,685)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,407)	(16,787)	34,786
CASH AND CASH EQUIVALENTS:
Beginning of year	20,986	37,773	2,987

End of year	$12,579	$20,986	$37,773

NONCASH FINANCING ACTIVITIES:
Release of additional valuation allowance related to pre- reorganizational net operating losses	$—	$203	$21,761
Issuance of common stock upon acquisition of treasury stock	—	—	118