Form 10-Q
period 2007-03-31
BEVERLY HILLS BANCORP INC
filed 2007-05-09
CIK 1024321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, par value $0.01 per share	18,784,094 shares

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands)

	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$16,329	$27,005
Mortgage-backed securities available for sale, at fair value	457,716	460,893
Investment securities available for sale, at fair value	7,619	8,920
Investment securities held to maturity, at amortized cost (fair value of $9,838 and $9,735)	9,771	9,759
Loans, net of allowance for loan losses of $8,013 and $7,878	1,072,443	1,040,726
Discounted loans, net of allowance for loan losses of $81 and $99	1,087	1,157
Stock in Federal Home Loan Bank of San Francisco, at cost	28,451	29,015
Real estate owned, net	640	653
Leasehold improvements and equipment, net	1,157	1,244
Accrued interest receivable	9,048	8,685
Income taxes receivable	1,396	—
Deferred tax asset, net	26,928	28,276
Goodwill, net	3,054	3,054
Prepaid expenses and other assets	4,221	4,449

TOTAL	$1,639,860	$1,623,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing deposits	$1,172	$2,038
Interest-bearing deposits	763,694	848,852

Total deposits	764,866	850,890
Short-term borrowings	10,000	20,000
Repurchase agreements	40,000	40,000
FHLB advances	605,337	496,337
Junior subordinated notes payable to trust	46,393	46,393
Accounts payable and other liabilities	16,134	14,778

Total liabilities	1,482,730	1,468,398

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 30,000,000 shares authorized, 27,173,462 and 27,107,534 shares issued (including 8,389,368 treasury shares)	272	271
Additional paid-in capital	166,192	165,972
Treasury stock, 8,389,368 shares, at cost	(39,974)	(39,974)
Retained earnings	32,095	31,800
Accumulated other comprehensive loss, net	(1,455)	(2,631)

Total stockholders’ equity	157,130	155,438

TOTAL	$1,639,860	$1,623,836

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2007	2006
INTEREST INCOME:
Loans	$18,993	$16,099
Mortgage-backed securities	5,999	3,776
Securities and federal funds sold	485	480

Total interest income	25,477	20,355

INTEREST EXPENSE:
Deposits	10,687	6,240
Borrowings	7,134	5,239

Total interest expense	17,821	11,479

NET INTEREST INCOME	7,656	8,876
PROVISION FOR LOSSES ON LOANS	185	40

NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS	7,471	8,836

OTHER INCOME:
Real estate owned, net	(101)	(5)
FHLB stock dividends	406	352
Other income, net	220	11

Total other income	525	358

OTHER EXPENSES:
Compensation and employee benefits	1,809	2,013
Professional fees	707	1,642
Occupancy	147	246
Loan expenses	53	150
Regulatory assessments	55	20
Data processing	90	93
Insurance	165	172
Depreciation	93	89
Directors expense	112	90
Other general and administrative expense	202	329

Total other expenses	3,433	4,844

INCOME BEFORE INCOME TAX PROVISION	4,563	4,350
INCOME TAX PROVISION	1,920	1,852

NET INCOME	$2,643	$2,498

Earnings per share—basic	$0.14	$0.12
Earnings per share—diluted	$0.14	$0.12

Weighted average number of shares—basic	18,733,014	21,327,950
Weighted average number of shares—diluted	18,797,028	21,554,188

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,643	$2,498
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	185	40
Write-down of real estate owned	13	7
Depreciation and amortization	93	89
Stock-based compensation	58	60
Deferred tax provision	497	(23)
(Loss) gain on sale of assets	(1)	4
(Accretion) amortization of discounts and deferred fees	(36)	439
Federal Home Loan Bank stock dividends	(389)	(324)
Change in:
Accrued interest receivable	(363)	(382)
Income taxes receivable	(1,396)	1,559
Prepaid expenses and other assets	228	(142)
Accounts payable and other liabilities	1,354	195

Net cash provided by operating activities	2,886	4,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(2,053)	—
Loan originations	(95,450)	(60,429)
Loan repayments	55,345	54,541
Proceeds from sale of loans	10,426	—
Purchase of mortgage-backed securities available for sale	(15,084)	—
Repayments of mortgage-backed securities available for sale	20,201	15,012
Repayments of investment securities available for sale	1,314	—
Purchases of FHLB stock	(195)	—
Proceeds from sale of FHLB stock	1,148	—
Proceeds from sale of real estate owned	—	10
Purchases of leasehold improvements and equipment	(7)	(35)

Net cash (used in) provided by investing activities	(24,355)	9,099

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(86,024)	79,383
Decrease in short-term borrowings	(10,000)	—
Decrease in repurchase agreements	—	(23,000)
Proceeds from FHLB advances	174,000	135,000
Repayments of FHLB advances	(65,000)	(203,000)
Proceeds from exercise of stock options	165	17
Tax benefit from exercise of nonqualified stock options	—	15
Dividends paid on common stock	(2,348)	(2,666)

Net cash provided by (used in) financing activities	10,793	(14,251)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,676)	(1,132)
CASH AND CASH EQUIVALENTS:
Beginning of period	27,005	20,954

End of period	$16,329	$19,822

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION— Cash paid during the period for:
Interest	$14,566	$11,856
Income taxes, net	4,456	315

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Beverly Hills Bancorp Inc. (“BHBC,” and with its consolidated subsidiaries, the “Company”) are unaudited and should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in such Annual Report on Form 10-K. There were no significant changes to any accounting policies during the quarter ended March 31, 2007.

In the opinion of management, all adjustments, generally comprised of normal recurring accruals necessary for a fair presentation of the interim condensed consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potentially dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the quarters ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per-share data)
Net income	$2,643	$2,498

Weighted average number of common shares outstanding—basic	18,733,014	21,327,950
Net effect of dilutive stock options—based on treasury stock method(1)	64,014	226,238

Weighted average number of common shares outstanding—diluted	18,797,028	21,554,188

Earnings per share—basic	$0.14	$0.12

Earnings per share—diluted	$0.14	$0.12

(1)	Does not include a weighted average of 600,000 options and 586,667 options outstanding during the quarters ended March 31, 2007 and 2006, respectively, whose exercise would have had an anti-dilutive effect on earnings per share.

3.	STOCK-BASED COMPENSATION

Prior to 2006, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interpretations (“APB 25”), as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

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

In the first quarter of 2006, the adoption of SFAS No. 123R resulted in stock-based compensation expense of $60,184, deferred tax benefits of $22,848 and a net reduction in net income of $37,336. There was a negligible effect on basic and diluted earnings per share. For the quarter ended March 31, 2007, the application of SFAS No. 123R resulted in stock-based compensation expense of $57,656, deferred tax benefits of $23,090 and a net reduction in net income of $34,566. There was a negligible effect on basic and diluted earnings per share.

The compensation expense and deferred tax benefits are reflected as adjustments to cash flows from operating activities on the Company’s consolidated statements of cash flows. For the periods ended March 31, 2007 and 2006, the Company recorded tax benefits from the exercise of non-qualified stock options of $14,663 and $0, respectively, which are included in cash flows from financing activities. Prior to the adoption of SFAS No. 123R, such tax benefits were presented as adjustments to cash flows from operating activities.

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

A summary of the Company’s stock option activity for the three months ended March 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	747,502	$8.98
Granted	—	—
Exercised	(65,928)	2.77
Forfeited	(4,072)	3.24

Outstanding at end of period	677,502	9.61	8.33	$375,975

Vested or expected to vest at end of period	677,502	9.61	8.33	$375,975

Exercisable at end of period	327,502	8.67	7.87	$375,975

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In January 2006, the Company granted an option to purchase 600,000 shares of common stock at an exercise price of $10.50 per share. The weighted average fair value of this option grant was $1.13 per share. This fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 19%, risk-free interest rate of 4.30%, a dividend yield of 5% and an expected life of five years. There were no grants of stock options in the first quarter of 2007.

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

The Company’s stock-based compensation for the quarter ended March 31, 2006 also includes costs related to stock options granted in 2003 that were unvested as of January 1, 2006. The fair value of stock options granted in 2003 was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 16%, risk-free interest rate of 2.8%, no dividend yield (the Company did not pay any dividends until 2004) and an expected life of five years.

Additional information on the Company’s stock option activity for the three months ended March 31, 2007 is presented below:

Weighted average grant date fair value	$—
Intrinsic value of options exercised	$312,655
Fair value of shares vested	$58,647

In the first quarter of 2007, the Company granted stock appreciation rights (“SARs”) to an executive officer. The SARs are settled in cash, and are classified as liabilities, and not equity instruments, per SFAS No. 123R. Consequently, the Company is required to remeasure the fair value of the liability at the end of each reporting period and record a corresponding adjustment to the related compensation expense. The weighted-average fair value of this grant of SARs was $0.51 per share. This fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 19%, dividend yield of 6.58%, risk-free interest rate of 4.54% and an expected life of four years.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the Company’s SARs activity for the period indicated is presented below:

	Three Months Ended March 31, 2007
	Share Units	Weighted Average Exercise Price
Outstanding at beginning of period	216,000	$8.87
Granted	30,000	7.80
Exercised	—	—
Forfeited	—	—

Outstanding at end of period	246,000	8.74

Exercisable at end of period	—	—

At March 31, 2007, the Company had $395,000 of unrecognized compensation cost related to unvested stock options. This cost is expected to be amortized over a weighted-average period of 1.75 years, ending in December 2008. The unrecognized compensation related to the SARs at March 31, 2007 was $62,000 and is expected to be amortized over the following 2.83 years, ending in January 2010. Because the SARs are classified as liabilities and not equity instruments per SFAS No. 123R, the Company is required to remeasure the fair value of the liability at the end of each subsequent reporting period and record a corresponding adjustment to the related compensation expense. Consequently, compensation cost related to the SARs may vary based on changes in the awards’ total estimated fair value.

4.	COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

At March 31, 2007, the Company had outstanding commitments to fund $143.5 million of loans. Loan commitments expose the Company to credit risk in excess of amounts reflected in the consolidated financial statements. The Company receives collateral to support loans and commitments to extend credit for which collateral is deemed necessary.

5.	INCOME TAXES

The Company files consolidated federal and state income tax returns with its eligible subsidiaries. The Company recorded income tax provisions of $1.9 million and $1.9 million, respectively, for the three months ended March 31, 2007 and 2006. A portion of the Company’s income tax provision is not expected to be currently payable in cash, due to the utilization of the Company’s net operating loss carryforward. The Company’s deferred tax provision (benefit) is determined on a quarterly basis pursuant to an evaluation of its net deferred tax asset. These deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts and are primarily attributable to net operating loss carryforwards, in addition to other differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 42% is applied to each attribute in determining the amount of the related deferred tax asset or liability. Decreases (increases) in the net deferred tax asset are recorded as a deferred tax provision (benefit) in the consolidated statements of operations.

The Company’s net deferred tax asset was $26.9 million and $28.3 million, respectively, at March 31, 2007 and December 31, 2006. The deferred tax asset is reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has evaluated the positive

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and negative evidence regarding the future realization of its deferred tax asset and has recorded a valuation allowance of $5.8 million. The Company believes it is more likely than not that its net deferred tax asset of $26.9 million will be realized in future periods.

As of March 31, 2007, the Company had federal net operating loss carryforwards of $81.5 million and also had state net operating loss carryforwards. The federal carryforward period runs through 2020. However, in June 2002, the Company experienced a change in control as defined by Section 382 of the Internal Revenue Code. As a result of the change in control, the Company’s net operating loss carryforwards that were generated prior to the change in control are subject to an annual limitation on the amount that may be used to offset taxable income. The Company has determined that the limitation on the amount that may be used annually to offset taxable income is approximately $6.0 million.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. On January 1, 2007, the Company adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect recognized upon adoption of FIN 48. In addition, the Company does not have any unrecognized tax benefits as a result of uncertainty. It is the Company’s policy to record any penalties or interest arising from the application of federal or state income taxes as other expense. There were no penalties or interest paid during the quarter ended March 31, 2007.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. The Internal Revenue Service (“IRS”) has completed its examinations of our federal income tax returns through the 2003 tax year. California and other state jurisdictions are subject to examinations for the tax years 2004 through 2006. Presently, there are no federal or state income tax examinations in process.

6.	OPERATING SEGMENTS

The Company’s two operating segments, as defined by the Company’s management, consist of its Banking Operations and its Holding Company and Other Operations. The Company’s operating segments are described in further detail as follows:

•

Banking Operations—Through its bank subsidiary, First Bank of Beverly Hills (“FBBH” or the “Bank”), the Company conducts a banking business focused primarily on products tailored to construction, commercial and multifamily real estate lending, in addition to investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. The primary sources of funding for the Bank are deposits, Federal Home Loan Bank (“FHLB”) advances and repurchase agreements. The Bank is a state-chartered commercial bank and is regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

•

Holding Company and Other Operations—The Company’s Holding Company and Other Operations consist of other operating revenues and expenses not attributable to its Banking Operations. This segment includes interest income on loans and other investments, the operations of its investment subsidiary, WFC Inc. (“WFC”), interest expense on $46.4 million of junior subordinated notes payable, general corporate expenses and eliminations of intercompany accounts and transactions.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment data for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31, 2007
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$24,790	$687	$25,477
Interest expense	16,798	1,023	17,821

Net interest income (expense)	7,992	(336)	7,656
Provision for loan losses	173	12	185

Net interest income (expense) after provision for loan losses	7,819	(348)	7,471
Other income	344	181	525
Compensation and employee benefits expense	1,653	156	1,809
Other expenses	1,029	595	1,624

Income (loss) before taxes	5,481	(918)	4,563
Income tax provision (benefit)	2,304	(384)	1,920

Net income (loss)	$3,177	$(534)	$2,643

Goodwill	$3,054	$—	$3,054

Total assets	$1,579,418	$60,442	$1,639,860

	Three Months Ended March 31, 2006
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$20,114	$241	$20,355
Interest expense	11,170	309	11,479

Net interest income (expense)	8,944	(68)	8,876
Provision for loan losses	40	—	40

Net interest income (expense) after provision for loan losses	8,904	(68)	8,836
Other income (loss)	360	(2)	358
Compensation and employee benefits expense	1,781	232	2,013
Other expenses	1,192	1,639	2,831

Income (loss) before taxes	6,291	(1,941)	4,350
Income tax provision (benefit)	2,674	(822)	1,852

Net income (loss)	$3,617	$(1,119)	$2,498

Goodwill	$3,054	$—	$3,054

Total assets	$1,351,208	$39,968	$1,391,176

7.	GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill of $3.1 million as a result of a branch purchase in June 2000. Through December 31, 2001, the goodwill was amortized on a straight-line basis over an estimated useful life of 15 years.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In January 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and, as a result, no longer amortizes goodwill, but tests it at least annually for impairment. The Company tested goodwill for impairment as of March 31, 2007 and determined that no impairment charge was required.

8.	LEGAL MATTERS

The Company is involved in litigation with its former loan servicing subsidiary, Wilshire Credit Corporation (“WCC”), and WCC’s parent, Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”), which purchased WCC from the Company in April 2004. Beginning in June 2005, WCC made demands on the Company for reimbursement of certain costs purportedly incurred by WCC in connection with WCC’s performance under one of its loan servicing contracts. Through March 31, 2007, WCC had claimed a total of $890,000 of such costs. WCC further asserted that the Company is obligated to reimburse WCC for similar recurring costs it may incur through April 2008. The Company disagrees with this assertion. As a result, in July 2005, the Company filed a complaint for declaratory relief against WCC and Merrill Lynch. The complaint seeks, among other things, a declaration that the Company has no obligation to reimburse WCC for those costs, and that if such an obligation is found to exist, it is for a substantially lesser amount than that claimed by WCC. In September 2005, Merrill Lynch filed a cross-complaint against the Company alleging breach of contract. This litigation is expected to be resolved in 2007. The Company is not currently able to quantify the impact, if any, that the outcome of these actions may have on its financial condition or results of operations.

The Company has contractually agreed to indemnify Merrill Lynch for claims asserted against WCC by third parties arising out of acts taken by WCC prior to its sale on April 30, 2004. The indemnity is for settlements of judgments paid and for defense costs, and is for amounts which, in the aggregate, exceed $2.0 million. Merrill Lynch has notified the Company of a number of claims that have been or are being asserted against WCC, and for which Merrill Lynch is seeking indemnity from the Company. As of March 31, 2007, the total payments and defense costs of such claims was $1.1 million. It is unknown at the present whether the total claims for which Merrill Lynch asserts the Company is responsible will surpass the $2.0 million threshold and whether this matter will evolve into a formal claim. As of March 31, 2007, the Company determined that it was probable that a liability had been incurred in connection with this litigation. The Company believed $100,000 was a reasonable estimate of its potential liability, and accrued this amount as of March 31, 2007.

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

The Company paid dividends totaling $2.3 million for the three months ended March 31, 2007. Commencing in the second quarter of 2004, the Company has declared regular quarterly cash dividends of $0.125 per share, or $0.50 annually.

10.	NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 156”). SFAS No.156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

servicing contract if a) a transfer of the servicer’s assets meets the requirements for sale accounting b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and c) an acquisition or assumption of an obligation to service a financial asset does not relate to financial assets of the servicer or its consolidated affiliates. Further, the SFAS No. 156 requires all separately recognized servicing asset and liabilities to be initially measured at fair value, if practicable. SFAS No. 156 must be adopted as of the first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 156 and the adoption has had no material impact on the consolidated financial statements or results of operations of the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This new guidance does not eliminate disclosure requirements included in other accounting standards, including fair value measurement disclosures required by SFAS No. 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to certain conditions including the adoption of SFAS No. 157 at the same time. The Company will adopt SFAS No. 159 on January 1, 2008. Management does not expect this guidance to have a material effect on the Company’s financial condition or results of operations.

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

OVERVIEW

Beverly Hills Bancorp Inc. is a financial holding company that conducts primarily banking and lending operations in southern California and surrounding states through our bank subsidiary, First Bank of Beverly Hills. Our business strategy is focused on the growth and profitability of the Bank through (1) originations and purchases of construction, commercial real estate and multifamily mortgage loans and (2) investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. The Bank is a California state chartered commercial bank, and its primary regulator is the California Department of Financial Institutions (“DFI”). As an insured institution, the Bank continues to be regulated by the Federal Deposit Insurance Corporation (“FDIC”).

Our net income for the three months ended March 31, 2007 was $2.6 million, or $0.14 per diluted share, compared with $2.5 million, or $0.12 per diluted share, for the three months ended March 31, 2006. The increase in net income was attributable to a $1.4 million decrease in other operating expenses, primarily legal fees. Our net interest income declined by $1.2 million, reflecting a significant increase in our cost of funds as a result of the continuing rise in market interest rates.

Out stockholders’ equity increased by $1.7 million during the three months ended March 31, 2007 to $157.1 million, or $8.35 book value per diluted share. This increase in equity was primarily due to net income of $2.6 million, net after-tax unrealized gains of $1.2 million on the Company’s portfolio of available-for-sale securities and a $0.2 million increase in paid-in capital relating to exercise of stock options. These increases were partially offset by cash dividends of $2.3 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our Critical Accounting Policies and Estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Report on Form 10-K for the year ended December 31, 2006. There were no changes to our Critical Accounting Policies and Estimates in the three months ended March 31, 2007.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Net Interest Income

Our net interest income was $7.7 million for the three months ended March 31, 2007, compared with $8.9 million for the three months ended March 31, 2006. This decrease was due primarily to a decline in our net interest margin. This margin decrease more than offset a $215.1 million increase in average interest earning assets in the 2007 period as compared with the 2006 period.

Our net interest margin was 2.01% for the first quarter of 2007, compared with 2.70% for the first quarter of 2006. The decline in the margin was primarily the result of increases in market interest rates during 2006. Our net interest margin tends to decrease as interest rates rise since our interest-bearing liabilities reprice more frequently than our interest-earning assets. In addition, the sale of our Beverly Hills branch in November 2006 increased our reliance on higher-costing certificates of deposits and borrowings as funding sources. As a result, our weighted average cost of interest-bearing liabilities increased by 119 basis points to 5.03% for the three months ended March 31, 2007, compared with 3.84% for the three months ended March 31, 2006. In contrast, the yield on our interest-earning assets increased by only 47 basis points from the first quarter of 2006 to the first quarter of 2007.

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

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage-backed securities	$462,404	$5,999	5.19%	$323,898	$3,776	4.66%
Loans(1)(2)	1,046,966	18,993	7.26%	965,394	16,099	6.67%
Federal funds and other investments	38,483	485	5.04%	43,490	480	4.41%

Total interest-earning assets	1,547,853	25,477	6.58%	1,332,782	20,355	6.11%

Noninterest-earning cash	642			1,247
Allowance for loan losses	(8,244)			(7,287)
Other assets	72,987			76,617

Total assets	$1,613,238			$1,403,359

Interest-Bearing Liabilities:
Interest-bearing deposits:
Savings, NOW and money market accounts	$13,643	$137	4.07%	$66,855	$491	2.98%
Certificates of deposit	836,025	10,550	5.12%	561,809	5,749	4.15%

Total interest-bearing deposits	849,668	10,687	5.10%	628,664	6,240	4.03%
Short-term borrowings	7,126	129	7.24%	—	—	—
Repurchase agreements	40,000	481	4.81%	51,500	442	3.48%
FHLB advances	493,197	5,605	4.61%	512,337	4,368	3.46%
Junior subordinated notes payable	46,393	919	8.03%	20,619	429	8.44%

Total interest-bearing liabilities	1,436,384	17,821	5.03%	1,213,120	11,479	3.84%

Noninterest-bearing deposits	1,241			4,922
Other liabilities	17,437			11,306

Total liabilities	1,455,062			1,229,348
Stockholders’ equity	158,176			174,011

Total liabilities and stockholders’ equity	$1,613,238			$1,403,359

Net interest income		$7,656			$8,876

Net interest spread			1.55%			2.27%
Net interest margin			2.01%			2.70%

(1)	It is the Company’s policy to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.
(2)	Interest income on loans includes the accretion of deferred loan fees of $389 and $220, respectively, for the quarters ended March 31, 2007 and 2006.

Interest income on mortgage-backed securities was $6.0 million for the first quarter of 2007, compared with $3.8 million for the first quarter of 2006. The increase in the 2007 period reflects an increase of $138.5 million in the average investment balance from the first quarter of 2006 to the first quarter of 2007. This increase in average balance reflects our purchase of $197.6 million in mortgage-backed securities during the last three quarters of 2006 and the purchase of $15.1 million in the first quarter of 2007. The increase in interest income also reflects a 53-basis point increase in the average yield as the securities were purchased at higher market interest rates during 2006 and 2007. The rise in market interest rates also extended the expected lives of the securities and reduced the amortization of premiums.

Interest income on loans was $19.0 million for the quarter ended March 31, 2007, compared with $16.1 million for the quarter ended March 31, 2006. The increase in interest income was due to an $81.6 million increase in the average loan balance from the first quarter of 2006 to the 2007 period. Interest income was also increased due to a 59-basis point increase in yield, from 6.67% for the first quarter of 2006 to 7.26% for the first quarter of 2007. As of March 31, 2007, adjustable-rate loans (including loans with an initial fixed rate for 3 or 5 years which subsequently convert to adjustable-rate) composed approximately 88% of our total loans.

Interest expense on deposits was $10.7 million for the quarter ended March 31, 2007, compared with $6.2 million for the quarter ended March 31, 2006. This increase was primarily the result of an increase in the average cost of our interest-bearing deposits of 107 basis points from the first quarter of 2006 to the first quarter of 2007. The higher average cost of funds was largely due to the continuing increase in market interest rates during 2006, which raised the cost of deposits as maturing certificates of deposit (CDs) were replaced with higher-costing CDs. In addition, the proportion of CDs to total deposits increased to an average of 98.3% for the first quarter of 2007, as compared with an average of 88.7% for the corresponding 2006 period. The higher concentration in CDs resulted from our reliance on wholesale CDs as the primary funding source in 2006. We also utilized brokered CDs to replace the deposit balances sold with our Beverly Hills branch in the fourth quarter of 2006.

Interest expense on short-term borrowings was $129,000 for the first quarter of 2007, while there was no interest expense during the first quarter of 2006. The interest expense in the first quarter of 2007 was due to $7.1 million of average outstanding borrowings under a $20.0 million revolving line of credit agreement we obtained during the fourth quarter of 2006.

Interest expense on repurchase agreements and FHLB advances totaled $6.1 million for the three months ended March 31, 2007, compared with $4.8 million for the three months ended March 31, 2006. The increase was due to higher market interest rates throughout 2006, which raised the cost of new borrowings. The cost of our repurchase agreements increased 133 basis points from the first quarter of 2006 to the first quarter of 2007, and the cost of our FHLB advances increased by 115 basis points over the same periods. The impact of the higher cost of funds more than offset a $30.6 million decline in the average balance of borrowings. The average balances of repurchase agreements and FHLB advances decreased by $11.5 million and $19.1 million, respectively, from the first quarter of 2006 to the first quarter of 2007.

Interest expense on our junior subordinated notes payable was $0.9 million for the first quarter of 2007, compared with $0.4 million for the first quarter of 2006. This increase reflects both higher average borrowing balances and higher rates in the 2007 periods. In May 2006 we issued $20.6 million in junior subordinated notes payable to fund our anticipated stock repurchase, and in December 2006 we issued an additional $5.2 million. This new debt increased the average liability balance for the first quarter of 2007 by $25.8 million over the average balance for the first quarter of 2006. These new notes and our earlier notes, issued in July 2002, bear interest at a premium over LIBOR, and therefore generate higher interest expense in periods of rising rates. Although market interest rates have increased over the prior year, the average cost of our junior subordinated notes payable decreased by 41 basis points from the first quarter of 2006 to the first quarter of 2007. This decrease in the average cost was due to the notes issued in 2006 bearing interest at an average of 160 basis points over LIBOR, while the notes issued in 2002 bear interest at 365 basis points over LIBOR.

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

We recorded a provision for loan losses of $185,000 for the three months ended March 31, 2007, compared with a provision of $40,000 for the three months ended March 31, 2006.

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

Other Income

Our other income was $0.5 million for the three months ended March 31, 2007, compared with $0.4 million for the three months ended March 31, 2006. The increase in other income was due primarily to $200,000 received from a former officer pursuant to a settlement agreement in October 2006. This income was partially offset by $101,000 in other real estate owned expenses.

Other Expenses

Compensation and employee benefits expense totaled $1.8 million for the three months ended March 31, 2007, compared with $2.0 million for the three months ended March 31, 2006. The decrease in compensation was due primarily to a $151,000 decrease in incentive compensation to loan officers due to a reduction in the number of loans originated and to a change in the manner of determining incentive compensation for loan originations.

Our legal expenses (included in “Professional fees” in the statement of operations) for the first quarter of 2007 were $120,000, or a decrease of $1.0 million from the first quarter of 2006. Legal expenses in the 2006 period related primarily to various issues with respect to a former officer of the Company.

Occupancy expense was $147,000 for the three months ended March 31, 2007, as compared with $246,000 for the three months ended March 31, 2006. The reduction in expense was mainly due to the Beverly Hills branch that we sold in November 2006.

CHANGES IN FINANCIAL CONDITION

General

At March 31, 2007, our total assets were $1.6 billion, an increase of $16.0 million from the total as of December 31, 2006. We experienced a slight increase in our loan portfolio balance, and replaced maturing wholesale deposits with FHLB advances. The following discussion summarizes the significant changes in our financial condition for the three months ended March 31, 2007.

Mortgage-Backed and Other Securities Available for Sale

Our portfolio of mortgage-backed securities available for sale decreased by $3.2 million during the three months ended March 31, 2007. This decrease was due primarily to purchases of securities of $15.1 million, offset by principal repayments of $20.2 million. Our purchases included $5.1 million in GSE mortgage-backed securities with a weighted-average yield of 5.65% and $10.0 million in AAA-rated mortgage-backed securities with a weighted-average yield of 6.05%.

In the first quarter of 2007, our mortgage-backed securities recovered approximately $2.0 million of their previously-recorded unrealized holding losses. This increase in market value was a result of the decline in longer-term treasury yields during the quarter.

The balance of our other investment securities available for sale (consisting of trust preferred securities and mutual funds) declined by $1.3 million during the three months ended March 31, 2007, primarily as a result of principal repayment on a trust preferred security.

The following table sets forth our holdings of mortgage-backed and other investment securities as of the dates indicated:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Available for sale, at fair value:
GSE mortgage-backed securities	$232,095	$216,844
AAA mortgage-backed securities	218,920	237,288
Other mortgage-backed securities	6,701	6,762
Trust preferred securities	1,915	3,228
Mutual funds	5,704	5,691

Total available for sale	465,335	469,813
Held to maturity:
Agency securities (fair value of $9,838 and $9,735)	9,771	9,759

Total investment securities	$475,106	$479,572

The amortized cost and fair value of our securities, by contractual maturity, are shown below as of March 31, 2007:

	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Due in five to ten years	$16,195	$16,149	4.93%
Due after ten years	455,252	453,320	5.69%
Mutual funds	5,750	5,704	4.57%

Total	$477,197	$475,173	5.65%

The following tables show the gross unrealized losses and fair value of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2007 and December 31, 2006:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2007
GSE mortgage-backed securities	$54,987	$51	$67,763	$1,234	$122,750	$1,285
AAA and other mortgage-backed securities	9,339	40	168,123	2,689	177,462	2,729
Mutual funds	—	—	1,918	82	1,918	82
Agency securities	—	—	—	—	—	—

Total	$64,326	$91	$237,804	$4,005	$302,130	$4,096

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2006
GSE mortgage-backed securities	$18,509	$79	$72,595	$1,610	$91,104	$1,689
AAA and other mortgage-backed securities	16,033	66	175,045	3,667	191,078	3,733
Mutual funds	—	—	1,916	84	1,916	84
Agency securities	9,735	24	—	—	9,735	24

Total	$44,277	$169	$249,556	$5,361	$293,833	$5,530

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

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. Furthermore, as of March 31, 2007, we also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a full recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2007 and December 31, 2006, we believe the impairments detailed in the table above are temporary, and as a result, no impairment loss has been realized in our consolidated statements of operations.

Loans

Our loan portfolio, net of discounts and allowances, increased by $31.7 million during the first three months of 2007. This increase was due to loan originations and purchases of $97.5 million, which exceed our loan repayments of $55.3 million. Loan fundings in the first quarter of 2007 included $38.9 million in commercial real estate loans, $28.2 million in construction loans, $14.4 million in multifamily loans, and $16.0 million in other loans. Due to our loans to one borrower limits, we sold loan participations of $10.4 million during the first quarter of 2007. At March 31, 2007, we had outstanding commitments to fund $143.5 million in new construction, commercial and multifamily loans. Our asset quality remains strong, as the unpaid principal balance of nonperforming loans represented only 0.14% of our total loans as of March 31, 2007. At March 31, 2007, one construction loan totaling $18.5 million was delinquent more than 30 days.

Following is a summary of our loan portfolio as of the dates indicated:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Single-family residential	$18,154	$18,797
Multifamily residential	357,632	356,992
Commercial real estate	567,489	569,840
Construction	117,698	98,869
Other	18,053	2,060

Loan portfolio principal balance	1,079,026	1,046,558
Net premium and deferred fees	1,430	2,046
Allowance for loan losses	(8,013)	(7,878)

Total loan portfolio, net	$1,072,443	$1,040,726

The following table summarizes the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$7,878	$7,080
Provision for loan losses(1)	137	40
Charge-offs	—	(19)
Recoveries	—	3
Amortization of fresh-start adjustment	(2)	(4)

Balance, end of period	$8,013	$7,100

(1)	Excludes provision for losses on discounted loans of $48 for the first quarter of 2007.

The following table sets forth the delinquency status of our loans as of the dates indicated:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Balance of delinquent loans:
31 - 60 days	$21,292	$1,583
61 - 90 days	—	2,528
91 days or more(1)	1,459	601

Total delinquent loans	$22,751	$4,712

Delinquent loans as a percentage of total loan portfolio:
31 - 60 days	2.0%	0.2%
61 - 90 days	0.0	0.2
91 days or more(1)	0.1	0.1

Total	2.1%	0.5%

(1)	All loans delinquent more than 90 days were on nonaccrual status.

Deposits

Deposits decreased by $86.0 million during the three months ended March 31, 2007, due to a significant decrease in wholesale CDs. Brokered CDs declined $73.7 million during the first quarter of 2007 as maturing CDs were replaced with new FHLB advances. The weighted average interest cost of our deposits was 4.89% at March 31, 2007, compared with 4.82% at December 31, 2006. This increase was due to both a reduction in money market deposits and the continued repricing of maturing CDs at market interest rates. These changes in the composition of deposits resulted in an increase in CDs as a percentage of total deposits from 96.7% at December 31, 2006 to 98.6% at March 31, 2007. Our deposits at March 31, 2007 and December 31, 2006 included $1.3 million and $12.6 million, respectively, of balances held by BHBC and WFC. These deposits are eliminated in consolidation and are not reflected in total deposits on our consolidated statements of financial condition.

Short-Term Borrowings

Short-term borrowings decreased by $10.0 million during the three months ended March 31, 2007. We have a $20.0 million revolving line of credit agreement with another financial institution that bears interest at the 3-month LIBOR rate, plus 1.65% (7.00% at March 31, 2007), adjusting quarterly. The proceeds from this debt facility are used for working capital purposes. The line of credit is due and payable in full in November 2007.

Repurchase Agreements

Total repurchase agreements did not change during the three months ended March 31, 2007. The weighted-average cost of our repurchase agreements was 4.81% at March 31, 2007 and December 31, 2006. We did not enter into any new repurchase agreements during the first quarter of 2007, as our funding requirements were met with new wholesale CDs and FHLB advances.

FHLB Advances

FHLB advances increased by $109.0 million for the three months ended March 31, 2007. This increase reflects $174.0 million in new advances, partially offset by $65.0 million in maturities. We utilized FHLB advances as our primary funding source in the first quarter of 2007 due to its lower funding cost as compared with brokered CDs. The FHLB has authorized a borrowing limit for total FHLB advances of 45% of the Bank’s total assets as of the previous quarter-end. As of March 31, 2007, we had FHLB borrowing availability of $99.7 million.

REGULATORY CAPITAL REQUIREMENTS

Bank holding companies, such as BHBC, and FDIC-insured banks, such as FBBH, are required to meet certain minimum regulatory capital requirements. At March 31, 2007, BHBC and FBBH met all applicable regulatory capital requirements and FBBH was “well capitalized,” as defined under applicable regulations.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and capital ratios for BHBC and FBBH at March 31, 2007.

Regulatory Capital Ratios

			Amount Required
	Actual		For Capital Adequacy Purposes			To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
BHBC
Total capital to risk-weighted assets (Risk-based capital)	$183,743	16.2%	$90,682	≥	8.0%	Not Applicable
Tier 1 capital to risk-weighted assets	175,682	15.5%	45,341	≥	4.0%	Not Applicable
Tier 1 leverage ratio	175,682	11.1%	63,527	≥	4.0%	Not Applicable
FBBH
Total capital to risk-weighted assets (Risk-based capital)	$149,980	13.6%	$88,075	≥	8.0%	$110,094	≥	10.0%
Tier 1 capital to risk-weighted assets	142,094	12.9%	44,037	≥	4.0%	66,056	≥	6.0%
Tier 1 leverage ratio	142,094	9.1%	62,351	≥	4.0%	77,939	≥	5.0%

In addition to the requirements shown in the above table, FBBH is required by the DFI to maintain a ratio of tangible shareholder’s equity to total tangible assets of at least 8.0% for the first three years following the effective date of the charter conversion, or through August 31, 2008. As of March 31, 2007, the Bank was in compliance with the DFI’s requirement.

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

At March 31, 2007, we had $755.5 million of CDs. Scheduled maturities of CDs during the 12 months ending March 31, 2008 and thereafter amounted to $676.0 million and $79.5 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management continues its effort to reduce our exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of our interest-earning assets.

We are party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents our future financial obligations, including anticipated interest payments, outstanding as of March 31, 2007:

	Payments due within time period at March 31, 2007
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$694,589	$39,401	$48,431	$—	$782,421
Short-term borrowings	10,535	—	—	—	10,535
Repurchase agreements	1,925	40,971	—	—	42,896
Employment contracts	537	409	—	—	946
Operating leases	451	882	892	1,124	3,349
FHLB advances	212,686	355,449	90,686	—	658,821
Junior subordinated notes payable to trust	3,648	7,296	7,296	127,773	146,013
Commitments to originate loans	143,497	—	—	—	143,497

Total	$1,067,868	$444,408	$147,305	$128,897	$1,788,478

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

ALCO is authorized to utilize off-balance sheet financial techniques to assist in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the “notional amount”) for a specified period without the exchange of the underlying principal amount. At March 31, 2007, we were not a party to any swap agreement or other off-balance sheet financial instrument.

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

The following table quantifies the potential changes in our NPV at March 31, 2007, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
Change in Rates
+ 300bp	$133,861	$(34,979)	(21)%	8.62%	(164	)bp
+ 200bp	145,986	(22,854)	(14)	9.22	(104	)bp
+ 100bp	157,806	(11,034)	(7)	9.77	(49	)bp
0bp	168,840	—	—	10.26	—
- 100bp	166,591	(2,249)	(1)	10.02	(24	)bp
- 200bp	157,878	(10,962)	(6)	9.42	(84	)bp
- 300bp	150,677	(18,163)	(11)	8.92	(134	)bp

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

Another tool we use to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table summarizes the scheduled maturities or repricing of our assets and liabilities based on their contractual terms as of March 31, 2007.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$16,329	$—	$—	$—	$16,329
Mortgage-backed and other investment securities	41,730	134,504	45,982	252,890	475,106
Single-family residential loans	8,670	1,785	12	7,987	18,454
Multifamily residential loans	123,124	137,114	68,999	28,395	357,632
Commercial real estate loans	234,740	145,785	146,120	40,875	567,520
Construction loans	110,198	7,500	—	—	117,698
Other loans	17,887	84	132	841	18,944
Other assets(1)	—	—	—	68,177	68,177

Total assets	552,678	426,772	261,245	399,165	1,639,860

Liabilities:
Noninterest-bearing deposits	—	—	—	1,172	1,172
Savings, NOW and money market accounts(2)	8,192	—	—	—	8,192
Certificates of deposit	676,032	33,968	45,502	—	755,502
Short-term borrowings	10,000	—	—	—	10,000
Repurchase agreements	—	40,000	—	—	40,000
FHLB advances	190,337	330,000	85,000	—	605,337
Junior subordinated notes payable	46,393	—	—	—	46,393
Other liabilities	—	—	—	16,134	16,134

Total liabilities	930,954	403,968	130,502	17,306	1,482,730

(Deficiency) excess of assets over liabilities	$(378,276)	$22,804	$130,743	$381,859	$157,130

Cumulative (deficiency) excess	$(378,276)	$(355,472)	$(224,729)	$157,130

Cumulative (deficiency) excess as a percent of total assets	(23.07)%	(21.68)%	(13.70)%	9.58%

(1)	Includes unamortized premium on loans and allowance for loan losses.
(2)	Excludes $1.3 million of money market deposits held by BHBC and WFC. These deposits are eliminated in consolidation and are not reflected in the consolidated statement of financial condition.

ITEM 4.	CONTROLS AND PROCEDURES

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
Date: May 9, 2007
	By:	/s/ LARRY B. FAIGIN
Larry B. Faigin
Chief Executive Officer

	By:	/s/ TAKEO K. SASAKI
Takeo K. Sasaki
Chief Financial Officer