Form 10-Q
period 2007-06-30
BEVERLY HILLS BANCORP INC
filed 2007-08-09
CIK 1024321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, par value $0.01 per share	18,786,594 shares

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$19,169	$27,005
Mortgage-backed securities available for sale, at fair value	447,652	460,893
Investment securities available for sale, at fair value	6,836	8,920
Investment securities held to maturity, at amortized cost (fair value of $9,729 and $9,735)	9,784	9,759
Loans, net of allowance for loan losses of $8,419 and $7,878	1,063,911	1,040,726
Discounted loans, net of allowance for loan losses of $68 and $99	977	1,157
Stock in Federal Home Loan Bank of San Francisco, at cost	31,083	29,015
Real estate owned, net	364	653
Leasehold improvements and equipment, net	1,098	1,244
Accrued interest receivable	8,703	8,685
Deferred tax asset, net	29,247	28,276
Goodwill, net	3,054	3,054
Prepaid expenses and other assets	4,115	4,449

TOTAL	$1,625,993	$1,623,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing deposits	$1,214	$2,038
Interest-bearing deposits	711,971	848,852

Total deposits	713,185	850,890
Short-term borrowings	12,300	20,000
Repurchase agreements	40,000	40,000
FHLB advances	641,337	496,337
Junior subordinated notes payable to trust	46,393	46,393
Accounts payable and other liabilities	18,907	14,778

Total liabilities	1,472,122	1,468,398

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 30,000,000 shares authorized, 27,175,962 and 27,107,534 shares issued (including 8,389,368 treasury shares)	272	271
Additional paid-in capital	166,258	165,972
Treasury stock, 8,389,368 shares, at cost	(39,974)	(39,974)
Retained earnings	31,890	31,800
Accumulated other comprehensive loss, net	(4,575)	(2,631)

Total stockholders’ equity	153,871	155,438

TOTAL	$1,625,993	$1,623,836

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Loans	$20,064	$16,509	$39,057	$32,608
Mortgage-backed securities	5,901	4,458	11,900	8,234
Securities and federal funds sold	404	563	889	1,043

Total interest income	26,369	21,530	51,846	41,885

INTEREST EXPENSE:
Deposits	9,467	7,547	20,154	13,787
Borrowings	8,898	5,385	16,032	10,624

Total interest expense	18,365	12,932	36,186	24,411

NET INTEREST INCOME	8,004	8,598	15,660	17,474
PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS	661	(109)	846	(69)

NET INTEREST INCOME AFTER PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS	7,343	8,707	14,814	17,543

OTHER INCOME:
FHLB stock dividends	361	321	767	673
Other income, net	206	24	426	35

Total other income	567	345	1,193	708

OTHER EXPENSES:
Compensation and employee benefits	2,005	2,018	3,814	4,031
Professional fees	675	389	1,382	2,031
Occupancy	153	254	300	500
Loan expenses	29	77	82	227
Regulatory assessments	57	19	112	39
Data processing	86	104	176	197
Insurance	154	174	319	346
Depreciation	96	92	189	181
Directors expense	107	96	219	186
Real estate owned, net	259	6	360	11
Other general and administrative expense	592	297	794	626

Total other expenses	4,213	3,526	7,747	8,375

INCOME BEFORE INCOME TAX PROVISION	3,697	5,526	8,260	9,876
INCOME TAX PROVISION	1,554	2,250	3,474	4,102

NET INCOME	$2,143	$3,276	$4,786	$5,774

Earnings per share—basic	$0.11	$0.15	$0.26	$0.27
Earnings per share—diluted	$0.11	$0.15	$0.25	$0.27

Weighted average number of shares—basic	18,785,550	21,368,113	18,759,427	21,348,213
Weighted average number of shares—diluted	18,813,673	21,552,366	18,805,146	21,552,981

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,786	$5,774
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recapture of) losses on loans	846	(69)
Write-down of real estate owned	244	6
Depreciation and amortization	189	181
Stock-based compensation	326	118
Deferred tax provision	437	1,006
(Gain) loss on sale of assets	(1)	8
(Accretion) amortization of discounts and deferred fees	123	396
Federal Home Loan Bank stock dividends	(731)	(667)
Change in:
Accrued interest receivable	(18)	(890)
Income taxes receivable	—	2,391
Prepaid expenses and other assets	334	(562)
Accounts payable and other liabilities	3,916	861

Net cash provided by operating activities	10,451	8,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(8,212)	(36,197)
Loan originations	(157,199)	(87,463)
Loan repayments	125,267	131,515
Proceeds from sale of loans	16,276	—
Purchase of mortgage-backed securities available for sale	(34,922)	(117,902)
Repayments of mortgage-backed securities available for sale	44,748	37,037
Repayments of investment securities available for sale	2,018	—
Purchases of FHLB stock	(2,485)	—
Proceeds from sale of FHLB stock	1,148	2,932
Proceeds from sale of real estate owned	45	19
Purchases of leasehold improvements and equipment	(44)	(68)

Net cash used in investing activities	(13,360)	(70,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(137,705)	98,810
Decrease in short-term borrowings	(7,700)	—
Decrease in repurchase agreements	—	(23,000)
Proceeds from FHLB advances	370,000	260,000
Repayments of FHLB advances	(225,000)	(293,000)
Issuance of junior subordinated notes payable	—	20,619
Proceeds from exercise of stock options	174	17
Tax benefit from exercise of nonqualified stock options	—	15
Dividends paid on common stock	(4,696)	(5,349)

Net cash (used in) provided by financing activities	(4,927)	58,112

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,836)	(3,462)
CASH AND CASH EQUIVALENTS:
Beginning of period	27,005	20,954

End of period	$19,169	$17,492

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION— Cash paid during the period for:
Interest	$30,866	$28,216
Income taxes, net	4,760	720
NONCASH INVESTING ACTIVITIES:
Additions to real estate owned acquired in settlement of loans	—	13

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Beverly Hills Bancorp Inc. (“BHBC,” and with its consolidated subsidiaries, the “Company”) are unaudited and should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in such Annual Report on Form 10-K. There were no significant changes to any accounting policies during the six months ended June 30, 2007.

In the opinion of management, all adjustments, generally comprised of normal recurring accruals necessary for a fair presentation of the interim condensed consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts and results could differ from those estimates.

Certain items in the condensed consolidated statements of operations for the three and six months ended June 30, 2006 were reclassified to conform to the 2007 presentation, none of which effected previously reported net income. In fiscal 2007, we reclassified real estate owned, net from other income to other expenses.

2.	PER-SHARE DATA

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potentially dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per-share data)
Net income	$2,143	$3,276	$4,786	$5,774

Weighted average number of common shares outstanding—basic	18,785,550	21,368,113	18,759,427	21,348,143
Net effect of dilutive stock options—based on treasury stock method(1)	28,123	184,253	45,719	204,838

Weighted average number of common shares outstanding—diluted	18,813,673	21,552,366	18,805,146	21,552,981

Earnings per share—basic	$0.11	$0.15	$0.26	$0.27

Earnings per share—diluted	$0.11	$0.15	$0.25	$0.27

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Does not include options to purchase a weighted average 600,000 shares outstanding during the three months ended June 30, 2007 and 2006, and 600,000 shares and 593,370 shares outstanding during the six months ended June 30, 2007 and 2006, respectively, whose exercise would have had an anti-dilutive effect on earnings per share.

3.	STOCK-BASED COMPENSATION

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

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Under this method, stock compensation cost recognized beginning January 1, 2006 includes (a) compensation cost for all previously granted stock options that were unvested as of January 1, 2006 and (b) compensation cost for all stock options granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

For the quarter ended June 30, 2007, the application of SFAS No. 123R resulted in stock-based compensation expense of $267,932, deferred tax benefits of $111,402 and a net reduction in net income of $156,530, reducing basic and diluted earnings per share by $0.01. In comparison, the Company recorded stock-based compensation expense of $57,649, deferred tax benefits of $22,848 and a net reduction in net income of $34,801 for the quarter ended June 30, 2006. There was a negligible effect on basic and diluted earnings per share.

For the six months ended June 30, 2007, the application of SFAS No. 123R resulted in stock-based compensation expense of $325,588, deferred tax benefits of $134,489 and a net reduction in net income of $191,096, reducing basic and diluted earnings per share by $0.01. For the six months ended June 30, 2006, the Company recorded stock-based compensation expense of $117,833, deferred tax benefits of $45,696 and a net reduction in net income of $72,137, reducing basic and diluted earnings per share by $0.01.

The compensation expense and deferred tax benefits are reflected as adjustments to cash flows from operating activities on the Company’s consolidated statements of cash flows. For the six months ended June 30, 2007 and 2006, the Company recorded tax benefits from the exercise of non-qualified stock options of $0 and $14,663, respectively, which are included in cash flows from financing activities. Prior to the adoption of SFAS No. 123R, such tax benefits were presented as adjustments to cash flows from operating activities.

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the Company’s stock option activity for the six months ended June 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value(1)

Outstanding at beginning of period	747,502	$8.98
Granted	—	—
Exercised	(68,428)	2.81
Forfeited	(4,072)	3.24

Outstanding at end of period	675,002	9.63	8.09	$383,725

Vested or expected to vest at end of period	675,002	9.63	8.09	$383,725

Exercisable at end of period	375,002	8.94	7.75	$383,725

(1)	Aggregate intrinsic value excludes options whose strike price is greater than the fair market value of the stock as of June 30, 2007.

There were no grants of stock options in the three and six months ended June 30, 2007. In January 2006, the Company granted an option to purchase 600,000 shares of common stock at an exercise price of $10.50 per share. The weighted average fair value of this option grant was $1.13 per share. This fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 19%, risk-free interest rate of 4.30%, a dividend yield of 5% and an expected life of five years.

The volatility assumption was based on the historical weekly price data of the common stock over the one-year period prior to the grant. The Company believes the volatility over this period is a reasonable predictor of future volatility. The Company did not believe the historical volatility over the most recent period equal to the expected life of the option (i.e., the 5-year period ended January 2006) was indicative of future volatility, because the price of the Company’s stock increased more than 800% during that period, and similar volatility is considered unlikely to recur over the following 5-year period. The risk-free interest rate was based on the U. S. Treasury rate in effect on the date of the grant equal to the stock option’s expected life. The dividend yield was based on the most recent year and is considered a reasonable estimate of future dividend yields. The expected life of the option represents the period that the stock options are expected to be outstanding and is based on historical experience. The Company has assumed a forfeiture rate of 0% as all of these options were granted to its Chief Executive Officer.

The Company’s stock-based compensation for the three and six months ended June 30, 2006 also includes costs related to stock options granted in 2003 that were unvested as of January 1, 2006. The fair value of stock options granted in 2003 was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 16%, risk-free interest rate of 2.8%, no dividend yield (the Company did not pay any dividends until 2004) and an expected life of five years.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Additional information on the Company’s stock option activity for the three and six months ended June 30, 2007 is presented below:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Weighted average grant date fair value	$—	$—
Intrinsic value of options exercised	$7,625	$320,280
Fair value of shares vested	$57,648	$116,295

In the first quarter of 2007, the Company granted stock appreciation rights (“SARs”) to an executive officer. The SARs are settled in cash, and are classified as liabilities, and not equity instruments, per SFAS No. 123R. Consequently, the Company is required to remeasure the fair value of the liability at the end of each reporting period and record a corresponding adjustment to the related compensation expense. The weighted-average fair value of this grant of SARs was $0.51 per SAR. This fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 19%, dividend yield of 6.58%, risk-free interest rate of 4.54% and an expected life of four years.

In the second quarter of 2007, the Company granted SARS to an executive officer. The SARs are settled in cash, and are classified as liabilities, and not equity instruments, per SFAS No. 123R. Consequently, the Company is required to remeasure the fair value of the liability at the end of each reporting period and record a corresponding adjustment to the related compensation expense. The weighted-average fair value of this grant of SARs was $0.50 per SAR. This fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 19%, dividend yield of 6.39%, risk-free interest rate of 4.91% and an expected life of one year.

A summary of the Company’s SARs activity for the periods indicated is presented below:

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Share Units	Weighted Average Exercise Price	Share Units	Weighted Average Exercise Price

Outstanding at beginning of period	246,000	$8.74	216,000	$8.87
Granted	400,000	7.86	430,000	7.86
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	646,000	8.20	646,000	8.20

Exercisable at end of period	400,000	7.86	400,000	7.86

At June 30, 2007, the Company had $339,000 of unrecognized compensation cost related to unvested stock options. This cost is expected to be amortized over a weighted-average period of 1.50 years, ending in December 2008. The unrecognized compensation related to the SARs at June 30, 2007 was $72,000 and is expected to be amortized over the following 2.58 years, ending in January 2010. Because the SARs are classified as liabilities and not equity instruments per SFAS No. 123R, the Company is required to remeasure the fair value of the liability at the end of each subsequent reporting period and record a corresponding adjustment to the related compensation expense. Consequently, compensation cost related to the SARs may vary based on changes in the awards’ total estimated fair value.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

At June 30, 2007, the Company had outstanding commitments to fund $220.6 million of loans. Loan commitments expose the Company to credit risk in excess of amounts reflected in the consolidated financial statements. The Company receives collateral to support loans and commitments to extend credit for which collateral is deemed necessary. As of June 30, 2007, the Company did not have an allowance of unfunded loan commitments.

5.	INCOME TAXES

The Company files consolidated federal and state income tax returns with its eligible subsidiaries. The Company recorded income tax provisions of $1.6 million and $3.5 million, respectively, for the three and six months ended June 30, 2007, compared with provisions of $2.3 million and $4.1 million, respectively, for the corresponding 2006 periods. A portion of the Company’s income tax provision is not expected to be currently payable in cash, due to the utilization of the Company’s net operating loss carryforward. The Company’s deferred tax provision (benefit) is determined on a quarterly basis pursuant to an evaluation of its net deferred tax asset. These deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts and are primarily attributable to net operating loss carryforwards, in addition to other differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 42% is applied to each attribute in determining the amount of the related deferred tax asset or liability. Decreases (increases) in the net deferred tax asset are recorded as a deferred tax provision (benefit) in the consolidated statements of operations.

The Company’s net deferred tax asset was $29.2 million and $28.3 million, respectively, at June 30, 2007 and December 31, 2006. The deferred tax asset is reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has evaluated the positive and negative evidence regarding the future realization of its deferred tax asset and has recorded a valuation allowance of $5.7 million. The Company believes it is more likely than not that its net deferred tax asset of $29.2 million will be realized in future periods.

As of June 30, 2007, the Company had federal net operating loss carryforwards of $81.5 million and also had state net operating loss carryforwards. The federal carryforward period runs through 2020. However, in June 2002, the Company experienced a change in control as defined by Section 382 of the Internal Revenue Code. As a result of the change in control, the Company’s net operating loss carryforwards that were generated prior to the change in control are subject to an annual limitation on the amount that may be used to offset taxable income. The Company has determined that the limitation on the amount that may be used annually to offset taxable income is approximately $6.0 million.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. On January 1, 2007, the Company adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect recognized upon adoption of FIN 48. In addition, the Company does not have any unrecognized tax benefits as a result of uncertainty. It is the Company’s policy to record any penalties or interest arising from the application of federal or state income taxes as other expense. There were no penalties or interest paid during the three and six months ended June 30, 2007.

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment data for the three months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30, 2007
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$25,441	$928	$26,369
Interest expense	17,233	1,132	18,365

Net interest income (expense)	8,208	(204)	8,004
Provision for loan losses	652	9	661

Net interest income (expense) after provision for loan losses	7,556	(213)	7,343
Other income	406	161	567
Compensation and employee benefits expense	1,674	331	2,005
Other expenses	1,276	932	2,208

Income (loss) before taxes	5,012	(1,315)	3,697
Income tax provision (benefit)	2,108	(554)	1,554

Net income (loss)	$2,904	$(761)	$2,143

Goodwill	$3,054	$—	$3,054

Total assets	$1,564,468	$61,525	$1,625,993

	Three Months Ended June 30, 2006
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$21,074	$456	$21,530
Interest expense	12,439	493	12,932

Net interest income (expense)	8,635	(37)	8,598
(Recapture of) provision for loan losses	(154)	45	(109)

Net interest income (expense) after (recapture of) provision for loan losses	8,789	(82)	8,707
Other income (loss)	357	(12)	345
Compensation and employee benefits expense	1,772	246	2,018
Other expenses	1,310	198	1,508

Income (loss) before taxes	6,064	(538)	5,526
Income tax provision (benefit)	2,466	(216)	2,250

Net income (loss)	$3,598	$(322)	$3,276

Goodwill	$3,054	$—	$3,054

Total assets	$1,423,987	$41,527	$1,465,514

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment data for the six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June, 2007
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$50,231	$1,615	$51,846
Interest expense	34,031	2,155	36,186

Net interest income (expense)	16,200	(540)	15,660
Provision for loan losses	825	21	846

Net interest income (expense) after provision for loan losses	15,375	(561)	14,814
Other income	851	342	1,193
Compensation and employee benefits expense	3,327	487	3,814
Other expenses	2,406	1,527	3,933

Income (loss) before taxes	10,493	(2,233)	8,260
Income tax provision (benefit)	4,412	(938)	3,474

Net income (loss)	$6,081	$(1,295)	$4,786

Goodwill	$3,054	$—	$3,054

Total assets	$1,564,468	$61,525	$1,625,993

	Six Months Ended June 30, 2006
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$41,188	$697	$41,885
Interest expense	23,609	802	24,411

Net interest income (expense)	17,579	(105)	17,474
(Recapture of) provision for loan losses	(114)	45	(69)

Net interest income (expense) after (recapture of) provision for loan losses	17,693	(150)	17,543
Other income (loss)	722	(14)	708
Compensation and employee benefits expense	3,553	478	4,031
Other expenses	2,507	1,837	4,344

Income (loss) before taxes	12,355	(2,479)	9,876
Income tax provision (benefit)	5,140	(1,038)	4,102

Net income (loss)	$7,215	$(1,441)	$5,774

Goodwill	$3,054	$—	$3,054

Total assets	$1,423,987	$41,527	$1,465,514

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill of $3.1 million as a result of a branch purchase in June 2000. Through December 31, 2001, the goodwill was amortized on a straight-line basis over an estimated useful life of 15 years. In January 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and, as a result, no longer amortizes goodwill, but tests it at least annually for impairment. The Company tested goodwill for impairment as of March 31, 2007 and determined that no impairment charge was required. There were no conditions that indicated impairment at June 30, 2007.

8.	LEGAL MATTERS

The Company is involved in litigation with its former loan servicing subsidiary, Wilshire Credit Corporation (“WCC”), and WCC’s parent, Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”), which purchased WCC from the Company in April 2004. Beginning in June 2005, WCC made demands on the Company for reimbursement of certain costs purportedly incurred by WCC in connection with WCC’s performance under one of its loan servicing contracts. The Company disagrees with this assertion. As a result, in July 2005, the Company filed a complaint for declaratory relief against WCC and Merrill Lynch. The complaint seeks, among other things, a declaration that the Company has no obligation to reimburse WCC for those costs, and that if such an obligation is found to exist, it is for a substantially lesser amount than that claimed by WCC. In September 2005, Merrill Lynch filed a cross-complaint against the Company alleging breach of contract. Merrill Lynch is claiming that WCC has incurred and will continue to incur costs totaling approximately $3.7 million. The trial is currently scheduled for January 7, 2008. The Company is not currently able to quantify the impact, if any, that the outcome of these actions may have on its financial condition or results of operations.

The Company has contractually agreed to indemnify Merrill Lynch for claims asserted against WCC by third parties arising out of acts taken by WCC prior to its sale on April 30, 2004. The indemnity is for settlements of judgments paid and for defense costs, and is for amounts which, in the aggregate, exceed $2.0 million. Merrill Lynch has notified the Company of a number of claims that have been or are being asserted against WCC, and for which Merrill Lynch is seeking indemnity from the Company. As of June 30, 2007, the total payments and defense costs of such claims which Merrill Lynch has formally tendered to the Company was approximately $1.1 million. Although the Company expects that Merrill Lynch will demand indemnity for additional costs and expenses, it is unknown at the present whether the total claims for which Merrill Lynch asserts the Company is responsible will surpass the $2.0 million threshold and whether this matter will evolve into a formal claim. As of June 30, 2007, the Company determined that it was probable that a liability had been incurred in connection with this litigation and believed $480,000 was a reasonable estimate of its potential liability. The Company accrued expenses for this potential liability in the third quarter of 2006 and second quarter of 2007 of $100,000 and $380,000, respectively.

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

The Company paid dividends totaling $2.3 million and $4.7 million, respectively, for the three and six months ended June 30, 2007. Commencing in the second quarter of 2004, the Company has declared regular quarterly cash dividends of $0.125 per share, or $0.50 annually.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10.	NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 156”). SFAS No.156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract if a) a transfer of the servicer’s assets meets the requirements for sale accounting b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and c) an acquisition or assumption of an obligation to service a financial asset does not relate to financial assets of the servicer or its consolidated affiliates. Further, the SFAS No. 156 requires all separately recognized servicing asset and liabilities to be initially measured at fair value, if practicable. SFAS No. 156 must be adopted as of the first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 156 and the adoption has had no material impact on the consolidated financial statements or results of operations of the Company.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The adoption of SAB No. 108 did not have any impact on the Company’s financial condition, results of operations or cash flows.

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

Our net income for the three months ended June 30, 2007 was $2.1 million, or $0.11 per diluted share, compared with $3.3 million, or $0.15 per diluted share, for the three months ended June 30, 2006. The decrease in net income was attributable to a $0.6 million decrease in net interest income, reflecting a significant increase in our cost of funds, a $0.7 million increase in operating expenses, and a $0.7 million provision for loan losses, as compared with a $0.1 million loan loss recapture in the prior period.

For the six months ended June 30, 2007, our net income was $4.8 million, or $0.25 per diluted share, compared with $5.8 million, or $0.27 per diluted share, for the six months ended June 30, 2006. This decrease reflects a $1.8 million decline in net interest income, and a $0.8 million provision for loan losses in the 2007 period, as compared with a loan loss recapture of $69,000 in the 2006 period. Our other operating expenses, primarily legal fees, were reduced $0.6 million from the 2006 period.

Our stockholders’ equity decreased by $1.6 million during the six months ended June 30, 2007 to $153.9 million, or $8.18 book value per diluted share. This decrease in equity was primarily due to cash dividends of $4.7 million and net after-tax unrealized losses of $2.0 million on the Company’s portfolio of available-for-sale securities. These decreases were partially offset by net income of $4.8 million, a $0.2 million increase in paid-in capital relating to exercise of stock options, and a $0.1 million increase in paid-in capital representing stock-based compensation expense.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our Critical Accounting Policies and Estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2006. There were no changes to our Critical Accounting Policies and Estimates in the six months ended June 30, 2007.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2006

Net Interest Income

Our net interest income was $8.0 million for the three months ended June 30, 2007, compared with $8.6 million for the three months ended June 30, 2006. Net interest income for the six months ended June 30,

2007, totaled $15.7 million, compared with $17.5 million for the first six months of 2006. The decrease in net interest income for both periods was due to a significant decline in our net interest margin. The margin decreases more than offset the impact of increases in average interest earning assets in the 2007 periods as compared with the 2006 periods.

Our net interest margin was 2.06% for the second quarter of 2007, compared with 2.54% for the second quarter of 2006. The net interest margin for the six months ended June 30, 2007, was 2.03%, compared with 2.61% for the corresponding 2006 period. The declines in the margins were primarily the result of increases in market interest rates during 2006 and 2007. Our net interest margin tends to decrease as interest rates rise since our interest-bearing liabilities reprice more frequently than our interest-earning assets. Our net interest margin was further compressed due to the sale of our Beverly Hills branch in November 2006 which increased our reliance on higher-costing brokered deposits and borrowings. As a result, our weighted average cost of interest-bearing liabilities increased by 93 basis points to 5.11% for the three months ended June 30, 2007, compared with 4.18% for the three months ended June 30, 2006. This contrasts with a 44 basis points increase in the yield on our interest-earning assets from 6.27% for the second quarter of 2006 to 6.71% for the second quarter of 2007. For the six months ended June 30, 2007, our cost of funds was 5.06%, or 106 basis points above the 4.00% for the year ago period. In contrast, our yield on interest-earning assets increased only 47 basis points from 6.17% for the first six months of 2006 to 6.64% for the first six months of 2007.

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

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage-backed securities	$454,136	$5,901	5.14%	$361,419	$4,458	4.88%
Loans(1)(2)	1,068,972	20,064	7.43%	957,447	16,509	6.82%
Federal funds and other investments	32,308	404	4.95%	40,159	563	5.55%

Total interest-earning assets	1,555,416	26,369	6.71%	1,359,025	21,530	6.27%

Noninterest-earning cash	553			1,853
Allowance for loan losses	(8,447)			(7,238)
Other assets	72,470			74,908

Total assets	$1,619,992			$1,428,548

Interest-Bearing Liabilities:
Interest-bearing deposits:
Savings, NOW and money market accounts	$9,383	$83	3.55%	$64,257	$538	3.36%
Certificates of deposit	745,924	9,384	5.05%	626,580	7,009	4.49%

Total interest-bearing deposits	755,307	9,467	5.03%	690,837	7,547	4.38%
Short-term borrowings	11,275	207	7.26%	—	—	—
Repurchase agreements	40,000	487	4.82%	40,000	337	3.38%
FHLB advances	588,848	7,277	4.96%	477,837	4,412	3.70%
Junior subordinated notes payable	46,393	927	8.01%	30,929	636	8.25%

Total interest-bearing liabilities	1,441,823	18,365	5.11%	1,239,603	12,932	4.18%

Noninterest-bearing deposits	1,342			5,152
Other liabilities	17,049			11,006

Total liabilities	1,460,214			1,255,761
Stockholders’ equity	159,778			172,787

Total liabilities and stockholders’ equity	$1,619,992			$1,428,548

Net interest income		$8,004			$8,598

Net interest spread			1.60%			2.09%
Net interest margin			2.06%			2.54%

(1)	It is the Company’s policy to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.
(2)	Interest income on loans includes the accretion of deferred loan fees of $549 and $350, respectively, for the three months ended June 30, 2007 and 2006.

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage-backed securities	$456,990	$11,900	5.18%	$346,507	$8,234	4.73%
Loans(1)(2)	1,060,994	39,057	7.32%	961,201	32,608	6.75%
Federal funds and other investments	35,262	889	5.01%	41,778	1,043	4.97%

Total interest-earning assets	1,553,246	51,846	6.64%	1,349,486	41,885	6.17%

Noninterest-earning cash	572			1,622
Allowance for loan losses	(8,340)			(7,256)
Other assets	72,817			75,641

Total assets	$1,618,295			$1,419,493

Interest-Bearing Liabilities:
Interest-bearing deposits:
Savings, NOW and money market accounts	$10,933	$220	4.06%	$65,521	$1,029	3.17%
Certificates of deposit	781,059	19,934	5.15%	591,583	12,758	4.35%

Total interest-bearing deposits	791,992	20,154	5.13%	657,104	13,787	4.28%
Short-term borrowings	9,413	336	7.10%	—	—	—
Repurchase agreements	40,000	968	4.81%	46,571	779	3.37%
FHLB advances	554,194	12,882	4.69%	499,694	8,780	3.54%
Junior subordinated notes payable	46,393	1,846	8.02%	26,510	1,065	8.10%

Total interest-bearing liabilities	1,441,992	36,186	5.06%	1,229,879	24,411	4.00%

Noninterest-bearing deposits	1,343			4,933
Other liabilities	15,966			11,187

Total liabilities	1,459,301			1,245,999
Stockholders’ equity	158,994			173,494

Total liabilities and stockholders’ equity	$1,618,295			$1,419,493

Net interest income		$15,660			$17,474

Net interest spread			1.58%			2.17%
Net interest margin			2.03%			2.61%

(1)	It is the Company’s policy to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.
(2)	Interest income on loans includes the accretion of deferred loan fees of $938 and $570, respectively, for the six months ended June 30, 2007 and 2006.

Interest income on mortgage-backed securities was $5.9 million for the second quarter of 2007, compared with $4.5 million for the second quarter of 2006. For the six months ended June 30, 2007, interest income on mortgage-backed securities totaled $11.9 million, compared with $8.2 million for the six months ended June 30, 2006. The increase in interest income from the 2006 periods to the 2007 periods was primarily due to increases in the average investment balances. The average investment balances for the three and six months ended June 30,

2007, were higher than the 2006 periods by $92.7 million and $110.5 million, respectively. The higher average investment balances in the 2007 periods reflect security purchases of $79.7 million during the last two quarters of 2006 and $34.9 million in the first two quarters of 2007. The increase in interest income also resulted from increases in the average yield on the mortgage-backed securities. The higher yields were due to purchasing securities at higher market interest rates during 2006 and 2007, and the rise in market interest rates which extended the expected lives of the securities and reduced the amortization of premiums. The yield on mortgage-backed securities increased by 26 basis points from the second quarter of 2006 to the second quarter of 2007, and by 45 basis points from the first six months of 2006 to the first six months of 2007.

Interest income on loans was $20.1 million for the quarter ended June 30, 2007, compared with $16.5 million for the quarter ended June 30, 2006. For the six months ended June 30, 2007, interest income on loans was $39.1 million, compared with $32.6 million for the first six months of 2006. Loan interest income increased in the 2007 periods due to a combination of higher weighted average loans and higher loan yields. Average loans for the three and six months ended June 30, 2007, were above the 2006 periods by $111.5 million and $99.8 million, respectively, mainly due to loan originations and purchases in the fourth quarter of 2006. Loan interest income also increased due to a 61 basis point increase in yield, from 6.82% for the second quarter of 2006 to 7.43% for the second quarter of 2007. The loan yield for the first six months of 2007 was 7.32%, or 57 basis points above the yield of 6.75% for the first six months of 2006. The higher loan yields reflect the increase in market interest rates during 2006 and the Company’s strategy of originating higher yielding adjustable-rate construction loans. The loan yields in 2007 were also enhanced by the increased accretion of loan fees, primarily from construction loans. Loan fee income for the first six months of 2007 was $938,000, as compared with $570,000, for the comparable period of 2006.

Interest expense on deposits was $9.5 million for the quarter ended June 30, 2007, compared with $7.5 million for the quarter ended June 30, 2006. Interest on deposits for the six months ended June 30, 2007, totaled $20.2 million, compared with $13.8 million for the first six months of 2006. The higher interest expense resulted from an increase in the average cost of our interest-bearing deposits of 65 basis points from the second quarter of 2006 to the second quarter of 2007, and an increase of 85 basis points from the first six months of 2006 to the first six months of 2007. The average cost of funds for 2007 increased over the 2006 periods as maturing certificates of deposits (CDs) were replaced with CDs at higher market interest rates. Due to the increase in adjustable-rate construction loans, new CDs in 2007 generally have maturities within one year. Interest expense also increased as average interest-bearing deposits for the three and six months ended June 30, 2007, were above the 2006 periods by $64.5 million and $134.9 million, respectively. The Company utilized brokered deposits as the primarily funding source throughout 2006, but has relied more on FHLB advances during the first six months of 2007.

Interest expense on short-term borrowings was $207,000 and $336,000, respectively, for the three and six months ended June 30, 2007, while there was no interest expense during the corresponding 2006 periods. The interest expense in the 2007 periods was due to outstanding borrowings under a $20.0 million revolving line of credit agreement that was obtained during the fourth quarter of 2006.

Interest expense on repurchase agreements and FHLB advances totaled $7.8 million for the three months ended June 30, 2007, compared with $4.7 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, interest expense on repurchase agreements and FHLB advances was $13.9 million, compared with $9.6 million for the six months ended June 30, 2006. The increase in interest expense was due to a higher borrowing cost that resulted from the rise in market interest rates during 2006. The cost of our repurchase agreements increased 144 basis points from the second quarter of 2006 to the second quarter of 2007, and the cost of our FHLB advances increased by 126 basis points over the same periods. The average cost of our repurchase agreements and FHLB advances increased by 144 basis points and 115 basis points, respectively, from the first six months of 2006 to the first six months of 2007. Interest expense was further increased as average borrowings for the three and six months ended June 30, 2007, were above the 2006 periods by $111.0 million and $47.9 million, respectively.

Interest expense on our junior subordinated notes payable was $0.9 million for the second quarter of 2007, compared with $0.6 million for the second quarter of 2006. For the six months ended June 30, 2007, interest on junior subordinated notes payable totaled $1.8 million, compared with $1.1 million for the first six months of 2006. This increase was primarily due to higher average borrowing balances in the 2007 periods. The average liability balance of $46.4 million for the three and six months ended June 30, 2007, was above the 2006 periods by $15.5 million and $19.9 million respectively. The higher balances resulted for new debt issuances of $20.6 million in May 2006 and $5.2 million in December 2006. Although market interest rates increased during 2006, the average cost of the junior subordinated notes payable decreased from 2006 to 2007 as the notes issued in 2006 bear interest at spreads lower than the Company’s prior notes. The average borrowing cost for the three and six months ended June 30, 2007, were lower than the 2006 periods by 23 basis points and 8 basis points, respectively.

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

We recorded a provision for loan losses of $661,000 for the three months ended June 30, 2007, compared with a recapture of loan loss reserves of $109,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007, our provision for loan losses was $846,000, compared with $69,000 in net loan loss recaptures for the corresponding 2006 period.

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

Other Income

Our other income was $567,000 and $345,000 for the three months ended June 30, 2007 and 2006, respectively. Other income for the six months ended June 30, 2007 was $1.2 million, compared with $708,000 for the corresponding 2006 period. Other income included $200,000 in the first and second quarters of 2007 pursuant to a settlement agreement with a former officer.

Other Expenses

Compensation and employee benefits expense totaled $2.0 million for the three months ended June 30, 2007 and 2006. For the six months ended June 30, 2007, compensation expense totaled $3.8 million, compared with $4.0 million for the first six months of 2006. Stock-based compensation expense for the three and six months ended June 30, 2007, was $268,000 and $326,000, respectively, as compared with $58,000 and $118,000 for the 2006 periods. These expenses were partially offset by lower incentive compensation to loan officers due to a reduction in the number of loans originated and to a change in the manner of determining incentive compensation for loan originations. Compensation expense was also lower due to a reduction in staffing levels as a result of the branch sale in November 2006.

Our legal expenses (included in “Professional fees” in the statement of operations) for the second quarter of 2007 were $133,000, compared with a net recapture of $25,000 of expenses in the second quarter of 2006. The net recapture in the second quarter of 2006 was due to the reversal of $746,000 in previously accrued and unpaid expenses on behalf of a former officer. For the six months ended June 30, 2007, legal expenses were approximately $254,000, compared with $1.0 million for the six months ended June 30, 2006. Legal expenses in the 2006 period related primarily to various issues with respect to a former officer of the Company, and expenses related to our dispute with our former loan servicing subsidiary, Wilshire Credit Corporation, and Merrill Lynch.

Occupancy expense was $153,000 for the three months ended June 30, 2007, as compared with $254,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007, occupancy expenses were $300,000, compared with $500,000 for the six months ended June 30, 2006. The reduction in expenses from the 2006 periods was due to the sale of the Beverly Hills branch in November 2006.

Real estate owned expense was $259,000 for the second quarter of 2007, as compared with $6,000 for the second quarter of 2006. For the first six months of 2007, real estate owned expense was $360,000, compared with $11,000 for the first six months of 2006. The increase in expense was due to a $231,000 write-down on a multi-family property located in Houston, Texas, as well as monthly operating expenses for the same property. The Company foreclosed on this property during the fourth quarter of 2006.

Other general and administrative expense was $592,000 for the second quarter of 2007, compared with $297,000 for the second quarter of 2006. For the six months ended June 30, 2007, other expenses were $794,000, as compared with $626,000 for the first six months of 2006. The Company has contractually agreed to indemnify Merrill Lynch for claims asserted against Wilshire Credit Corporation by third parties arising out of acts taken by Wilshire Credit Corporation prior to its sale on April 30, 2004. The indemnity is for settlements of judgments paid and for defense costs, and is for amounts which, in the aggregate, exceed $2.0 million. In the second quarter of 2007, the Company recorded a $380,000 accrual for its estimated liability in this matter.

CHANGES IN FINANCIAL CONDITION

General

At June 30, 2007, our total assets were $1.6 billion, an increase of $2.2 million from the total assets as of December 31, 2006. The following discussion summarizes the significant changes in our financial condition for the six months ended June 30, 2007.

Mortgage-Backed and Other Securities Available for Sale

Our portfolio of mortgage-backed securities available for sale decreased by $13.2 million during the six months ended June 30, 2007. This decrease was due to principal repayments ($44.7 million) exceeding purchases of securities ($34.9 million). Our purchases included $24.9 million in GSE mortgage-backed securities with a weighted-average yield of 6.04% and $10.0 million in AAA-rated mortgage-backed securities with a weighted-average yield of 6.05%. During the first six months of 2007, we recorded unrealized holding losses on our mortgage-backed securities portfolio of approximately $3.3 million as a result of increases in longer-term treasury yields.

The balance of our other investment securities available for sale (consisting of trust preferred securities and mutual funds) declined by $2.1 million during the six months ended June 30, 2007, primarily as a result of principal repayment on a trust preferred security.

The following table sets forth our holdings of mortgage-backed and other investment securities as of the dates indicated:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Available for sale, at fair value:
GSE mortgage-backed securities	$235,195	$216,844
AAA mortgage-backed securities	206,754	237,288
Other mortgage-backed securities	5,703	6,762
Trust preferred securities	1,210	3,228
Mutual funds	5,626	5,691

Total available for sale	454,488	469,813
Held to maturity:
Agency securities (fair value of $9,729 and $9,735)	9,784	9,759

Total investment securities	$464,272	$479,572

The amortized cost and fair value of our securities, by contractual maturity, are shown below as of June 30, 2007:

	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Due in five to ten years	$15,816	$15,546	4.97%
Due after ten years	450,189	443,045	5.76%
Mutual funds	5,750	5,626	4.67%

Total	$471,755	$464,217	5.72%

The following tables show the gross unrealized losses and fair value of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2007 and December 31, 2006:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2007
GSE mortgage-backed securities	$170,653	$1,892	$60,012	$1,547	$230,665	$3,439
AAA and other mortgage-backed securities	9,175	318	164,983	3,921	174,158	4,239
Mutual funds	3,717	33	1,908	92	5,625	125
Agency securities	9,729	55	—	—	9,729	55

Total	$193,274	$2,298	$226,903	$5,560	$420,177	$7,858

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2006
GSE mortgage-backed securities	$18,509	$79	$72,595	$1,610	$91,104	$1,689
AAA and other mortgage-backed securities	16,033	66	175,045	3,667	191,078	3,733
Mutual funds	—	—	1,916	84	1,916	84
Agency securities	9,735	24	—	—	9,735	24

Total	$44,277	$169	$249,556	$5,361	$293,833	$5,530

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

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. Furthermore, as of June 30, 2007, we also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a full recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2007 and December 31, 2006, we believe the impairments detailed in the table above are temporary, and as a result, no impairment loss has been realized in our consolidated statements of operations.

Loans

Our loan portfolio, net of discounts and allowances, increased by $23.0 million during the six months ended June 30, 2007. This increase was due to loan originations and purchases of $165.4 million exceeding loan repayments of $125.3 million. Loan fundings in the first six months of 2007 included $68.5 million in commercial real estate loans, $53.9 million in construction loans, $26.1 million in multifamily loans, and $16.9 million in other loans. Due to our loans to one borrower limits, we sold loan participations of $16.3 million during the first six months of 2007. Although interest rates have increased in recent years, we have experienced a high level of loan payoffs as (1) prepayment penalties expire, (2) loans with an initial fixed rate term approach the first interest rate change date, and (3) properties are sold. At June 30, 2007, we had outstanding commitments to fund $220.6 million in new construction, commercial and multifamily loans.

Following is a summary of our loan portfolio as of the dates indicated:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Single-family residential	$17,348	$18,797
Multifamily residential	336,783	356,992
Commercial real estate	558,504	569,840
Construction	141,547	98,869
Other	17,076	2,060

Loan portfolio principal balance	1,071,258	1,046,558
Net premium and deferred fees	1,072	2,046
Allowance for loan losses	(8,419)	(7,878)

Total loan portfolio, net	$1,063,911	$1,040,726

The following table summarizes the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$8,013	$7,100	$7,878	$7,080
Provision for (recapture of) loan losses(1)	685	(154)	822	(114)
Charge-offs	(278)	(8)	(278)	(27)
Recoveries	1	3	1	6
Amortization of fresh-start adjustment	(2)	(2)	(4)	(6)

Balance, end of period	$8,419	$6,939	$8,419	$6,939

(1)	Excludes (recapture) provision for loan losses on discounted loans of $(24) and $24, respectively, for the three and six months ended June 30, 2007, and $45 for the three and six months ended June 30, 2006.

The following table sets forth the delinquency status of our loans as of the dates indicated:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Balance of delinquent loans:
31-60 days	$100	$1,583
61-90 days	2,436	2,528
91 days or more(1)	20,019	601

Total delinquent loans	$22,555	$4,712

Delinquent loans as a percentage of total loan portfolio:
31-60 days	0.0%	0.2%
61-90 days	0.2	0.2
91 days or more(1)	1.9	0.1

Total	2.1%	0.5%

(1)	All loans delinquent more than 90 days were on nonaccrual status.

At June 30, 2007, nonaccrual loans included one construction loan totaling $18.6 million. In October 2006, the Company purchased a participation in the construction loan that was for the construction of 94 semi-attached residences in Coachella, California. The Company recorded a notice of default in July 2007 and is pursuing legal remedies against the guarantors of the loan. Due to the appraised fair value of the collateral exceeding the total gross loan balance, the Company has not recorded a loan charge-off nor established a specific reserve for this loan.

Real Estate Owned

Real estate owned decreased by $289,000 during the six months ended June 30, 2007. In the second quarter of 2007, the Company recorded a write-down of $231,000 on a multi-family property located in Houston, Texas. There have been no foreclosures during 2007.

Deposits

Deposits decreased by $137.7 million during the six months ended June 30, 2007, due to a significant decrease in wholesale CDs. Brokered CDs were $590.0 million at June 30, 2007, and declined $123.8 million during the first six months of 2007 as maturing brokered CDs were generally replaced with new FHLB advances.

The weighted average interest cost of our deposits was 4.97% at June 30, 2007, compared with 4.82% at December 31, 2006. The average cost of deposits has increased during 2007 as lower rate brokered CDs mature and the Company replaces these brokered CD balances with FHLB advances. Our deposits at June 30, 2007 and December 31, 2006 included $0.4 million and $12.6 million, respectively, of balances held by BHBC and WFC. These deposits are eliminated in consolidation and are not reflected in total deposits on our consolidated statements of financial condition.

Short-Term Borrowings

Short-term borrowings decreased by $7.7 million during the six months ended June 30, 2007. Short-term borrowings are borrowings under a $20.0 million revolving line of credit agreement with another financial institution that bears interest at the 3-month LIBOR rate, plus 1.65% (7.01% at June 30, 2007), adjusting quarterly. The proceeds from this debt facility are used for working capital purposes. The line of credit is due and payable in full in November 2007.

Repurchase Agreements

Total repurchase agreements did not change at any time during the six months ended June 30, 2007. The weighted-average cost of our repurchase agreements was 4.81% at June 30, 2007 and December 31, 2006. We did not enter into any new repurchase agreements during the first six months of 2007, as our funding requirements were met with new wholesale CDs and FHLB advances.

FHLB Advances

FHLB advances increased by $145.0 million during the six months ended June 30, 2007. This increase reflects $370.0 million in new advances, partially offset by $225.0 million in payoffs of maturing advances. We utilized FHLB advances as our primary funding source in the first six months of 2007 due to its lower funding cost as compared with brokered CDs. The FHLB has authorized a borrowing limit for total FHLB advances of 45% of the Bank’s total assets as of the previous quarter-end. As of June 30, 2007, we had FHLB borrowing availability of $69.4 million.

REGULATORY CAPITAL REQUIREMENTS

Bank holding companies, such as BHBC, and FDIC-insured banks, such as FBBH, are required to meet certain minimum regulatory capital requirements. At June 30, 2007, BHBC and FBBH met all applicable regulatory capital requirements and FBBH was “well capitalized,” as defined under applicable regulations.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and capital ratios for BHBC and FBBH at June 30, 2007.

Regulatory Capital Ratios

			Amount Required
	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BHBC
Total capital to risk-weighted assets (Risk-based capital)	$181,634	15.68%	$92,664	> 8.00%	Not Applicable
Tier 1 capital to risk-weighted assets	173,178	14.95%	46,332	> 4.00%	Not Applicable
Tier 1 leverage ratio	173,178	10.85%	63,830	> 4.00%	Not Applicable
FBBH
Total capital to risk-weighted assets (Risk-based capital)	$150,813	13.38%	$90,155	> 8.00%	$112,693	> 10.00%
Tier 1 capital to risk-weighted assets	142,552	12.65%	45,077	> 4.00%	67,616	> 6.00%
Tier 1 leverage ratio	142,552	9.13%	62,444	> 4.00%	78,055	> 5.00%

In addition to the requirements shown in the above table, FBBH is required by the DFI to maintain a ratio of tangible shareholder’s equity to total tangible assets of at least 8.0% for the first three years following the effective date of the charter conversion, or through August 31, 2008. As of June 30, 2007, FBBH was in compliance with the DFI’s requirement.

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

At June 30, 2007, we had $703.3 million of CDs. Scheduled maturities of CDs during the 12 months ending June 30, 2008 and thereafter amounted to $644.9 million and $58.4 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management continues its effort to reduce our exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of our interest-earning assets.

We are party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents our future financial obligations, including anticipated interest payments, outstanding as of June 30, 2007:

	Payments due within time period at June 30, 2007
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$661,035	$18,348	$47,589	$—	$726,972
Short-term borrowings	12,214	—	—	—	12,214
Repurchase agreements	11,845	30,571	—	—	42,416
Employment contracts	540	273	—	—	813
Operating leases	456	882	897	1,007	3,242
FHLB advances	265,472	340,415	89,653	—	695,540
Junior subordinated notes payable to trust	3,650	7,300	7,300	126,911	145,161
Commitments to originate loans	220,558	—	—	—	220,558

Total	$1,175,770	$397,789	$145,439	$127,918	$1,846,916

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

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Quarterly Report on Form 10-Q which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include, but are not limited to, the condition of the real estate market, interest rates, regulatory matters, the availability of pools of loans at acceptable prices, and the availability and conditions of financing for loan pool acquisitions and other financial assets. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower. Statements regarding policies and procedures are not intended, and should not be interpreted, to mean that such policies and procedures will not be amended, modified or repealed at any time in the future. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved. In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein. There are no material changes to our risk factors as presented in the Company’s 2006 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors.”

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

ALCO is authorized to utilize off-balance sheet financial techniques to assist in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the “notional amount”) for a specified period without the exchange of the underlying principal amount. At June 30, 2007, we were not a party to any swap agreement or other off-balance sheet financial instrument.

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

The following table quantifies the potential changes in our NPV at June 30, 2007, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
Change in Rates
+ 300bp	$115,610	$(46,188)	(29)%	7.53%	(241	) bp
+ 200bp	130,790	(31,008)	(19)	8.35	(159	) bp
+ 100bp	145,622	(16,176)	(10)	9.12	(82	) bp
0bp	161,798	—	—	9.94	—
- 100bp	168,457	6,659	4	10.22	28	bp
- 200bp	166,441	4,643	3	10.02	8	bp
- 300bp	165,211	3,413	2	9.87	(7	) bp

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

Another tool we use to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table summarizes the scheduled maturities or repricing of our assets and liabilities based on their contractual terms as of June 30, 2007.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$19,169	$—	$—	$—	$19,169
Mortgage-backed and other investment securities	42,619	140,968	30,860	249,825	464,272
Single-family residential loans	9,077	747	11	7,742	17,577
Multifamily residential loans	123,202	132,602	57,628	23,351	336,783
Commercial real estate loans	188,914	175,200	146,101	48,320	558,535
Construction loans	101,274	29,126	—	11,147	141,547
Other loans	16,440	559	149	756	17,904
Other assets(1)	—	—	—	70,206	70,206

Total assets	500,695	479,202	234,749	411,347	1,625,993

Liabilities:
Noninterest-bearing deposits	—	—	—	1,214	1,214
Savings, NOW and money market accounts(2)	8,716	—	—	—	8,716
Certificates of deposit	644,862	13,097	45,296	—	703,255
Short-term borrowings	12,300	—	—	—	12,300
Repurchase agreements	10,000	30,000	—	—	40,000
FHLB advances	241,337	315,000	85,000	—	641,337
Junior subordinated notes payable	46,393	—	—	—	46,393
Other liabilities	—	—	—	18,907	18,907

Total liabilities	963,608	358,097	130,296	20,121	1,472,122

(Deficiency) excess of assets over liabilities	$(462,913)	$121,105	$104,453	$391,226	$153,871

Cumulative (deficiency) excess	$(462,913)	$(341,808)	$(237,355)	$153,871

Cumulative (deficiency) excess as a percent of total assets	(28.47)%	(21.02)%	(14.60)%	9.46%

(1)	Includes unamortized premium on loans and allowance for loan losses.
(2)	Excludes $0.4 million of money market deposits held by BHBC and WFC. These deposits are eliminated in consolidation and are not reflected in the consolidated statement of financial condition.

ITEM 4.	CONTROLS AND PROCEDURES

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
Date: August 9, 2007
	By:	/s/ LARRY B. FAIGIN
Larry B. Faigin
Chief Executive Officer

	By:	/s/ TAKEO K. SASAKI
Takeo K. Sasaki
Chief Financial Officer