Form 10-Q
period 2007-09-30
BEVERLY HILLS BANCORP INC
filed 2007-11-09
CIK 1024321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, par value $0.01 per share	18,787,094 shares

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$15,274	$27,005
Mortgage-backed securities available for sale, at fair value	429,157	460,893
Investment securities available for sale, at fair value	6,878	8,920
Investment securities held to maturity, at amortized cost (fair value of $9,971 and $9,735)	9,797	9,759
Loans, net of allowance for loan losses of $9,482 and $7,878	1,046,712	1,040,726
Discounted loans, net of allowance for loan losses of $163 and $99	831	1,157
Stock in Federal Home Loan Bank of San Francisco, at cost	31,465	29,015
Real estate owned, net	254	653
Leasehold improvements and equipment, net	992	1,244
Accrued interest receivable	8,973	8,685
Deferred tax asset, net	27,362	28,276
Goodwill, net	3,054	3,054
Prepaid expenses and other assets	3,829	4,449

TOTAL	$1,584,578	$1,623,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing deposits	$1,971	$2,038
Interest-bearing deposits	734,548	848,852

Total deposits	736,519	850,890
Short-term borrowings	9,500	20,000
Repurchase agreements	40,000	40,000
FHLB advances	576,000	496,337
Junior subordinated notes payable to trust	46,393	46,393
Accounts payable and other liabilities	20,039	14,778

Total liabilities	1,428,451	1,468,398

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 30,000,000 shares authorized, 27,176,462 and 27,107,534 shares issued (including 8,389,368 treasury shares)	272	271
Additional paid-in capital	166,315	165,972
Treasury stock, 8,389,368 shares, at cost	(39,974)	(39,974)
Retained earnings	31,878	31,800
Accumulated other comprehensive loss, net	(2,364)	(2,631)

Total stockholders’ equity	156,127	155,438

TOTAL	$1,584,578	$1,623,836

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Loans	$20,220	$16,807	$59,277	$49,415
Mortgage-backed securities	5,811	5,095	17,711	13,329
Securities and federal funds sold	468	569	1,357	1,612

Total interest income	26,499	22,471	78,345	64,356

INTEREST EXPENSE:
Deposits	9,839	8,522	29,993	22,309
Borrowings	8,717	5,966	24,749	16,590

Total interest expense	18,556	14,488	54,742	38,899

NET INTEREST INCOME	7,943	7,983	23,603	25,457
PROVISION FOR LOSSES ON LOANS	1,182	120	2,028	51

NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS	6,761	7,863	21,575	25,406

OTHER INCOME:
FHLB stock dividends	406	352	1,173	1,025
Other income, net	28	50	454	85

Total other income	434	402	1,627	1,110

OTHER EXPENSES:
Compensation and employee benefits	1,868	1,726	5,682	5,757
Professional fees	603	1,064	1,985	3,095
Occupancy	135	249	435	749
Loan expenses	37	30	119	257
Regulatory assessments	45	53	157	92
Data processing	76	88	252	285
Insurance	167	178	486	524
Depreciation	91	93	280	274
Directors expense	99	120	318	306
Real estate owned, net	50	21	410	32
Other general and administrative expense	188	468	982	1,094

Total other expenses	3,359	4,090	11,106	12,465

INCOME BEFORE INCOME TAX PROVISION	3,836	4,175	12,096	14,051
INCOME TAX PROVISION	1,498	1,540	4,972	5,642

NET INCOME	$2,338	$2,635	$7,124	$8,409

Earnings per share—basic	$0.12	$0.13	$0.38	$0.40
Earnings per share—diluted	$0.12	$0.13	$0.38	$0.40
Dividends declared per common share	$0.13	$0.13	$0.38	$0.38

Weighted average number of shares—basic	18,786,757	20,030,488	18,768,637	20,906,593
Weighted average number of shares—diluted	18,813,327	20,112,420	18,807,723	21,069,377

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,124	$8,409
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	2,028	51
Write-down of real estate owned	279	6
Depreciation and amortization	280	274
Stock-based compensation	168	174
Deferred tax provision	367	811
(Gain) loss on sale of assets	(10)	27
(Accretion) amortization of discounts and deferred fees	(173)	353
Federal Home Loan Bank stock dividends	(1,114)	(1,006)
Change in:
Accrued interest receivable	(288)	(620)
Income taxes receivable	—	3,910
Prepaid expenses and other assets	620	(659)
Accounts payable and other liabilities	5,616	3,593

Net cash provided by operating activities	14,897	15,323

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(10,082)	(36,197)
Loan originations	(219,334)	(147,536)
Loan repayments	197,069	198,553
Proceeds from sale of loans	24,999	—
Purchase of mortgage-backed securities available for sale	(34,922)	(117,902)
Repayments of mortgage-backed securities available for sale	66,939	55,094
Repayments of investment securities available for sale	2,018	—
Purchases of FHLB stock	(2,484)	—
Proceeds from sale of FHLB stock	1,148	2,932
Proceeds from sale of real estate owned	138	34
Purchases of leasehold improvements and equipment	(45)	(66)
Proceeds from sale of leasehold improvements and equipment	7	—

Net cash provided by (used in) investing activities	25,451	(45,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(114,371)	216,791
Decrease in short-term borrowings	(10,500)	—
Decrease in repurchase agreements	—	(23,000)
Proceeds from FHLB advances	400,000	395,000
Repayments of FHLB advances	(320,337)	(528,000)
Issuance of junior subordinated notes payable	—	20,619
Proceeds from exercise of stock options	175	17
Tax benefit from exercise of nonqualified stock options	—	15
Repurchase of common stock	—	(24,750)
Dividends paid on common stock	(7,046)	(7,689)

Net cash (used in) provided by financing activities	(52,079)	49,003

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,731)	19,238
CASH AND CASH EQUIVALENTS:
Beginning of period	27,005	20,954

End of period	$15,274	$40,192

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$48,278	$35,167
Income taxes, net	6,064	748
NONCASH INVESTING ACTIVITIES:
Additions to real estate owned acquired in settlement of loans	—	13

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Beverly Hills Bancorp Inc. (“BHBC,” and with its consolidated subsidiaries, the “Company”) are unaudited and should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in such Annual Report on Form 10-K. There were no significant changes to any accounting policies during the nine months ended September 30, 2007.

In the opinion of management, all adjustments, generally comprised of normal recurring accruals necessary for a fair presentation of the interim condensed consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

A certain item in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 was reclassified to conform to the 2007 presentation, none of which effected previously reported net income. In fiscal 2007, we reclassified real estate owned, net from other income to other expenses.

2.	PER-SHARE DATA

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potentially dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per-share data)
Net income	$2,338	$2,635	$7,124	$8,409

Weighted average number of common shares outstanding—basic	18,786,757	20,030,488	18,768,637	20,906,593
Net effect of dilutive stock options—based on treasury stock method(1)	26,570	81,932	39,086	162,784

Weighted average number of common shares outstanding—diluted	18,813,327	20,112,420	18,807,723	21,069,377

Earnings per share—basic	$0.12	$0.13	$0.38	$0.40

Earnings per share—diluted	$0.12	$0.13	$0.38	$0.40

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Does not include options to purchase a weighted average 600,000 shares outstanding during the three months ended September 30, 2007 and 2006, and 600,000 shares and 595,605 shares outstanding during the nine months ended September 30, 2007 and 2006, respectively, whose exercise would have had an anti-dilutive effect on earnings per share.

3.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) using the modified prospective transition method. Under this method, stock compensation cost recognized beginning January 1, 2006 includes (a) compensation cost for all previously granted stock options that were unvested as of January 1, 2006 and (b) compensation cost for all stock options granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

For the quarter ended September 30, 2007, the application of SFAS No. 123R resulted in a stock-based compensation expense reduction of $157,400, deferred tax expense of $67,237 and a net increase in net income of $90,163. There was a negligible effect on basic and diluted earnings per share. The reduction in compensation expense was due to a decrease in the fair value of the stock appreciation rights as the Company’s stock price at September 30, 2007 was below the exercise price of the stock appreciation rights. In comparison, the Company recorded stock-based compensation expense of $56,445, deferred tax benefits of $22,578 and a net reduction in net income of $33,867 for the quarter ended September 30, 2006. There was a negligible effect on basic and diluted earnings per share.

For the nine months ended September 30, 2007, the application of SFAS No. 123R resulted in stock-based compensation expense of $168,188, deferred tax benefits of $67,252 and a net reduction in net income of $100,936. There was a negligible effect on basic and diluted earnings per share. For the nine months ended September 30, 2006, the Company recorded stock-based compensation expense of $174,278 and deferred tax benefits of $68,274, resulting in a net reduction in net income of $106,004, and basic and diluted earnings per share of $0.01.

The compensation expense and deferred tax benefits are reflected as adjustments to cash flows from operating activities on the Company’s consolidated statements of cash flows. For the nine months ended September 30, 2007 and 2006, the Company recorded tax benefits from the exercise of non-qualified stock options of $0 and $14,663, respectively, which are included in cash flows from financing activities.

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the Company’s stock option activity for the nine months ended September 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value(1)
Outstanding at beginning of period	747,502	$8.98
Granted	—	—
Exercised	(68,428)	2.81
Forfeited	(4,072)	3.24

Outstanding at end of period	675,002	9.63	7.84	$261,472

Vested or expected to vest at end of period	675,002	9.63	7.84	$261,472

Exercisable at end of period	425,002	9.13	7.59	$261,472

(1)	Aggregate intrinsic value excludes options to purchase 600,000 shares of common stock (350,000 shares exercisable) whose strike price is greater than the fair market value of the stock as of September 30, 2007.

There were no grants of stock options in the three and nine months ended September 30, 2007. In January 2006, the Company granted an option to purchase 600,000 shares of common stock at an exercise price of $10.50 per share. The weighted average fair value of this option grant was $1.13 per share. This fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 19%, risk-free interest rate of 4.30%, a dividend yield of 5% and an expected life of five years.

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

The Company’s stock-based compensation for the three and nine months ended September 30, 2006 also includes costs related to stock options granted in 2003 that were unvested as of January 1, 2006. The fair value of stock options granted in 2003 was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 16%, risk-free interest rate of 2.8%, no dividend yield (the Company did not pay any dividends until 2004) and an expected life of five years.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Additional information on the Company’s stock option activity for the three and nine months ended September 30, 2007 is presented below:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Weighted average grant date fair value	$—	$—
Intrinsic value of options exercised	$—	$320,280
Fair value of shares vested	$56,546	$172,841

In the first quarter of 2007, the Company granted stock appreciation rights (“SARs”) to an executive officer. The SARs are settled in cash, and are classified as liabilities, and not equity instruments, per SFAS No. 123R. Consequently, the Company is required to remeasure the fair value of the liability at the end of each reporting period and record a corresponding adjustment to the related compensation expense. The weighted-average fair value of this grant of SARs was $0.15 per SAR. This fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 20%, dividend yield of 8.06%, risk-free interest rate of 4.02% and an expected life of 2.83 years.

In the second quarter of 2007, the Company granted SARs to an executive officer. The SARs are settled in cash, and are classified as liabilities, and not equity instruments, per SFAS No. 123R. Consequently, the Company is required to remeasure the fair value of the liability at the end of each reporting period and record a corresponding adjustment to the related compensation expense. The weighted-average fair value of this grant of SARs was $0.01 per SAR. This fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 20%, dividend yield of 8.06%, risk-free interest rate of 3.96% and an expected life of 0.38 years.

A summary of the Company’s SARs activity for the periods indicated is presented below:

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Share Units	Weighted Average Exercise Price	Share Units	Weighted Average Exercise Price
Outstanding at beginning of period	646,000	$8.20	216,000	$8.87
Granted	—	—	430,000	7.86
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	646,000	8.20	646,000	8.20

Exercisable at end of period	472,000	8.01	472,000	8.01

At September 30, 2007, the Company had $282,000 of unrecognized compensation cost related to unvested stock options. This cost is expected to be amortized over a weighted-average period of 1.25 years, ending in December 2008. The unrecognized compensation related to the SARs at September 30, 2007 was $13,000 and is expected to be amortized over the following 2.33 years, ending in January 2010. Because the SARs are classified as liabilities and not equity instruments per SFAS No. 123R, the Company is required to remeasure the fair value of the liability at the end of each subsequent reporting period and record a corresponding adjustment to the related compensation expense. Consequently, compensation cost related to the SARs may vary based on changes in the awards’ total estimated fair value.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

At September 30, 2007, the Company had outstanding commitments to fund $186.2 million of loans. Loan commitments expose the Company to credit risk in excess of amounts reflected in the consolidated financial statements. The Company receives collateral to support loans and commitments to extend credit for which collateral is deemed necessary. As of September 30, 2007, the Company did not have an allowance of unfunded loan commitments.

5.	INCOME TAXES

The Company files consolidated federal and state income tax returns with its eligible subsidiaries. The Company recorded income tax provisions of $1.5 million and $5.0 million, respectively, for the three and nine months ended September 30, 2007, compared with provisions of $1.5 million and $5.6 million, respectively, for the corresponding 2006 periods. A portion of the Company’s income tax provision is not expected to be currently payable in cash, due to the utilization of the Company’s net operating loss carryforward. The Company’s deferred tax provision (benefit) is determined on a quarterly basis pursuant to an evaluation of its net deferred tax asset. These deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts and are primarily attributable to net operating loss carryforwards, in addition to other differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 42% is applied to each attribute in determining the amount of the related deferred tax asset or liability. Decreases (increases) in the net deferred tax asset are recorded as a deferred tax provision (benefit) in the consolidated statements of operations.

The Company’s net deferred tax asset was $27.4 million and $28.3 million, respectively, at September 30, 2007 and December 31, 2006. The deferred tax asset is reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has evaluated the positive and negative evidence regarding the future realization of its deferred tax asset and has recorded a valuation allowance of $5.7 million. The Company believes it is more likely than not that its net deferred tax asset of $27.4 million will be realized in future periods.

As of September 30, 2007, the Company had federal net operating loss carryforwards of $81.5 million and also had state net operating loss carryforwards. The federal carryforward period runs through 2020. However, in June 2002, the Company experienced a change in control as defined by Section 382 of the Internal Revenue Code. As a result of the change in control, the Company’s net operating loss carryforwards that were generated prior to the change in control are subject to an annual limitation on the amount that may be used to offset taxable income. The Company has determined that the limitation on the amount that may be used annually to offset taxable income is approximately $6.0 million.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. On January 1, 2007, the Company adopted the provisions of FIN 48 and there was no effect on the financial statements. As a result, there was no cumulative effect recognized upon adoption of FIN 48. In addition, the Company does not have any unrecognized tax benefits as a result of uncertainty. It is the Company’s policy to record any penalties or interest arising from the application of federal or state income taxes as other expense. There were no penalties or interest paid during the three and nine months ended September 30, 2007.

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment data for the three months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30, 2007
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$25,661	$838	$26,499
Interest expense	17,418	1,138	18,556

Net interest income (expense)	8,243	(300)	7,943
Provision for loan losses	1,078	104	1,182

Net interest income (expense) after provision for loan losses	7,165	(404)	6,761
Other income (loss)	452	(18)	434
Compensation and employee benefits expense	1,883	(15)	1,868
Other expenses	1,112	379	1,491

Income (loss) before taxes	4,622	(786)	3,836
Income tax provision (benefit)	1,780	(282)	1,498

Net income (loss)	$2,842	$(504)	$2,338

Goodwill	$3,054	$—	$3,054

Total assets	$1,527,780	$56,798	$1,584,578

	Three Months Ended September 30, 2006
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$22,040	$431	$22,471
Interest expense	13,764	724	14,488

Net interest income (expense)	8,276	(293)	7,983
Provision for (recapture of) loan losses	131	(11)	120

Net interest income (expense) after provision for (recapture of) loan losses	8,145	(282)	7,863
Other income (loss)	385	17	402
Compensation and employee benefits expense	1,497	229	1,726
Other expenses	1,198	1,166	2,364

Income (loss) before taxes	5,835	(1,660)	4,175
Income tax provision (benefit)	2,302	(762)	1,540

Net income (loss)	$3,533	$(898)	$2,635

Goodwill	$3,054	$—	$3,054

Total assets	$1,427,792	$38,293	$1,466,085

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment data for the nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30, 2007
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$75,892	$2,453	$78,345
Interest expense	51,449	3,293	54,742

Net interest income (expense)	24,443	(840)	23,603
Provision for loan losses	1,903	125	2,028

Net interest income (expense) after provision for loan losses	22,540	(965)	21,575
Other income	1,303	324	1,627
Compensation and employee benefits expense	5,210	472	5,682
Other expenses	3,518	1,906	5,424

Income (loss) before taxes	15,115	(3,019)	12,096
Income tax provision (benefit)	6,192	(1,220)	4,972

Net income (loss)	$8,923	$(1,799)	$7,124

Goodwill	$3,054	$—	$3,054

Total assets	$1,527,780	$56,798	$1,584,578

	Nine Months Ended September 30, 2006
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$63,228	$1,128	$64,356
Interest expense	37,373	1,526	38,899

Net interest income (expense)	25,855	(398)	25,457
Provision for loan losses	17	34	51

Net interest income (expense) after provision for loan losses	25,838	(432)	25,406
Other income	1,107	3	1,110
Compensation and employee benefits expense	5,050	707	5,757
Other expenses	3,705	3,003	6,708

Income (loss) before taxes	18,190	(4,139)	14,051
Income tax provision (benefit)	7,442	(1,800)	5,642

Net income (loss)	$10,748	$(2,339)	$8,409

Goodwill	$3,054	$—	$3,054

Total assets	$1,427,792	$38,293	$1,466,085

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill of $3.1 million as a result of a branch purchase in June 2000. Through December 31, 2001, the goodwill was amortized on a straight-line basis over an estimated useful life of 15 years. In January 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and, as a result, no longer amortizes goodwill, but tests it at least annually for impairment. The Company tested goodwill for impairment as of March 31, 2007 and determined that no impairment charge was required. There were no conditions that indicated impairment at September 30, 2007.

8.	LEGAL MATTERS

The Company is involved in litigation with its former loan servicing subsidiary, Wilshire Credit Corporation (“WCC”), and WCC’s parent, Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”), which purchased WCC from the Company in April 2004. Beginning in June 2005, WCC demanded that the Company reimburse WCC for certain costs purportedly incurred by WCC in connection with WCC’s performance under one of its loan servicing contracts. The Company disagrees that it is liable for such costs. To resolve this dispute, in July 2005, the Company filed a complaint for declaratory relief against WCC and Merrill Lynch. The complaint seeks, among other things, a declaration that the Company has no obligation to reimburse WCC for those costs, and that if such an obligation is found to exist, it is for a substantially lesser amount than that claimed by WCC. In September 2005, Merrill Lynch filed a cross-complaint against the Company alleging breach of contract. Merrill Lynch claims that WCC has incurred and will continue to incur costs totaling approximately $3.7 million. The trial is currently scheduled for January 7, 2008. The Company is not currently able to quantify the impact, if any, that the outcome of these actions may have on its financial condition or results of operations.

The Company has contractually agreed to indemnify Merrill Lynch for claims asserted against WCC by third parties arising out of acts taken by WCC prior to its sale on April 30, 2004. The indemnity is for settlements of judgments paid and for defense costs, and is for amounts which, in the aggregate, exceed $2.0 million. Merrill Lynch has notified the Company of a number of claims that have been or are being asserted against WCC, and for which Merrill Lynch is seeking indemnity from the Company. As of September 30, 2007, the total payments and defense costs of such claims which Merrill Lynch has formally tendered to the Company was approximately $1.1 million. Although the Company expects that Merrill Lynch will demand indemnity for additional costs and expenses, it is probable that the total claims for which Merrill Lynch asserts the Company is responsible will surpass the $2.0 million threshold. As of September 30, 2007, the Company determined that it is probable that a liability has incurred in connection with this litigation and believes $480,000 is a reasonable estimate of its potential liability. The Company accrued expenses for this potential liability in the third quarter of 2006 and second quarter of 2007 of $100,000 and $380,000, respectively.

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

The Company paid dividends totaling $2.3 million and $7.0 million, respectively, for the three and nine months ended September 30, 2007. Since the second quarter of 2004, the Company has declared regular quarterly cash dividends of $0.125 per share, or $0.50 annually.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10.	NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract if a) a transfer of the servicer’s assets meets the requirements for sale accounting b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and c) an acquisition or assumption of an obligation to service a financial asset does not relate to financial assets of the servicer or its consolidated affiliates. Further, SFAS No. 156 requires all separately recognized servicing asset and liabilities to be initially measured at fair value, if practicable. The Company adopted SFAS No. 156 as of January 1, 2007 and the adoption has had no material impact on the consolidated financial statements or results of operations of the Company.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (period-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The adoption of SAB No. 108 did not have any impact on the Company’s financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 would allow the Company a one-time irrevocable election to measure certain financial assets and liabilities on the balance sheet at fair value and report the unrealized gains and losses on the elected items in earnings at each subsequent reporting date. This standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value of its earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect this guidance to have a material effect on the Company’s financial condition and results of operations.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of Beverly Hills Bancorp Inc. (“BHBC”) and the notes thereto included elsewhere in this filing. References in this filing to the “Company,” “we,” “our,” and “us” refer to BHBC and its consolidated subsidiaries, including First Bank of Beverly Hills (“FBBH” or the “Bank”), unless the context indicates otherwise.

OVERVIEW

Beverly Hills Bancorp Inc. is a financial holding company that conducts primarily banking and lending operations in southern California and surrounding states through our bank subsidiary, First Bank of Beverly Hills. Our business strategy is focused on the growth and profitability of the Bank through (1) originations and purchases of construction, commercial real estate and multifamily mortgage loans and (2) investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. The Bank is a California state chartered commercial bank, and its primary regulator is the California Department of Financial Institutions (“DFI”). As an insured institution, the Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”).

Our net income for the three months ended September 30, 2007 was $2.3 million, or $0.12 per diluted share, compared with $2.6 million, or $0.13 per diluted share, for the three months ended September 30, 2006. The decrease in net income was attributable to a $1.1 million increase in the provision for loan losses, offset by a $0.7 million reduction in operating expenses.

For the nine months ended September 30, 2007, our net income was $7.1 million, or $0.38 per diluted share, compared with $8.4 million, or $0.40 per diluted share, for the nine months ended September 30, 2006. This decrease reflects a $1.9 million decline in net interest income and a $2.0 million increase in the provision for loan losses. These reductions in income were offset by a $0.5 million increase in other income and a $1.4 million decrease in operating expenses.

Our stockholders’ equity increased by $0.7 million during the nine months ended September 30, 2007 to $156.1 million, or $8.30 book value per diluted share. This change in equity was primarily due to net income of $7.1 million, a $0.2 million increase in paid-in capital relating to exercise of stock options, a $0.2 million increase in paid-in capital representing stock-based compensation expense, and net after-tax unrealized gains of $0.3 million on the Company’s portfolio of available-for-sale securities, offset by cash dividends of $7.1 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our Critical Accounting Policies and Estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2006. There were no changes to our Critical Accounting Policies and Estimates in the nine months ended September 30, 2007.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

Net Interest Income

Our net interest income was $7.9 million for the three months ended September 30, 2007, compared with $8.0 million for the three months ended September 30, 2006. Our net interest income for the nine months ended

September 30, 2007, totaled $23.6 million, compared with $25.5 million for the first nine months of 2006. The decrease in net interest income in 2007 was due to the continued narrowing of the net interest margin, which more than offset the impact of higher average interest earning assets in the 2007 periods.

Our net interest margin was 2.04% for the third quarter of 2007, compared with 2.28% for the third quarter of 2006. The net interest margin for the nine months ended September 30, 2007, was 2.03% as compared with 2.50% for the corresponding 2006 period. The Company’s balance sheet is liability sensitive as our interest-bearing liabilities reprice more frequently than our interest-earning assets. As a result, our net interest margin was compressed as market interest rates increased from 2005 through mid-2007. The weighted average cost of interest-bearing liabilities increased by 62 basis points to 5.13% for the three months ended September 30, 2007, compared with 4.51% for the three months ended September 30, 2006. This contrasts with an increase of 37 basis points in the yield on our interest-earning assets from 6.33% for the third quarter of 2006 to 6.70% for the third quarter of 2007. For the nine months ended September 30, 2007, our cost of funds was 5.08%, or 90 basis points above the 4.18% for the year ago period. The yield on interest-earning assets increased 42 basis points over the same period from 6.24% to 6.66%.

The following tables set forth, for the periods indicated, information regarding the total amount of our income from interest-earning assets and the resulting weighted average yields, the interest expense associated with interest-bearing liabilities along with the resulting weighted average rates, in addition to net interest income, interest rate spread and net interest margin. The interest income and expense amounts in the tables below are consolidated, but primarily reflect the results of the Bank.

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage-backed securities	$442,768	$5,811	5.14%	$402,816	$5,095	4.95%
Loans(1)(2)	1,067,724	20,220	7.41%	941,102	16,807	6.99%
Federal funds and other investments	36,903	468	4.96%	45,947	569	4.85%

Total interest-earning assets	1,547,395	26,499	6.70%	1,389,865	22,471	6.33%

Noninterest-earning cash	530			1,259
Allowance for loan losses	(8,778)			(7,139)
Other assets	74,951			72,387

Total assets	$1,614,098			$1,456,372

Interest-Bearing Liabilities:
Interest-bearing deposits:
Savings, NOW and money market accounts	$8,782	$86	3.89%	$61,170	$564	3.66%
Certificates of deposit	734,007	9,753	5.27%	681,527	7,958	4.63%

Total interest-bearing deposits	742,789	9,839	5.26%	742,697	8,522	4.55%
Short-term borrowings	11,293	201	6.96%	—	—	—
Repurchase agreements	40,000	492	4.81%	40,000	337	3.34%
FHLB advances	595,760	7,084	4.72%	451,587	4,769	4.19%
Junior subordinated notes payable	46,393	940	8.04%	41,238	860	8.27%

Total interest-bearing liabilities	1,436,235	18,556	5.13%	1,275,522	14,488	4.51%

Noninterest-bearing deposits	1,289			5,892
Other liabilities	18,270			12,966

Total liabilities	1,455,794			1,294,380
Stockholders’ equity	158,304			161,992

Total liabilities and stockholders’ equity	$1,614,098			$1,456,372

Net interest income		$7,943			$7,983

Net interest spread			1.57%			1.82%
Net interest margin			2.04%			2.28%

(1)	It is the Company’s policy to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.
(2)	Interest income on loans includes the accretion of deferred loan fees of $676 and $327, respectively, for the three months ended September 30, 2007 and 2006.

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage-backed securities	$451,384	$17,711	5.17%	$362,867	$13,329	4.84%
Loans(1)(2)	1,064,367	59,277	7.34%	954,401	49,415	6.83%
Federal funds and other investments	36,001	1,357	4.97%	43,690	1,612	4.87%

Total interest-earning assets	1,551,752	78,345	6.66%	1,360,958	64,356	6.24%

Noninterest-earning cash	554			1,490
Allowance for loan losses	(8,497)			(7,224)
Other assets	73,672			74,418

Total assets	$1,617,481			$1,429,642

Interest-Bearing Liabilities:
Interest-bearing deposits:
Savings, NOW and money market accounts	$10,225	$306	4.00%	$64,069	$1,593	3.32%
Certificates of deposit	768,752	29,687	5.16%	623,134	20,716	4.44%

Total interest-bearing deposits	778,977	29,993	5.15%	687,203	22,309	4.34%
Short-term borrowings	9,978	537	7.10%	—	—	—
Repurchase agreements	40,000	1,460	4.81%	44,600	1,120	3.36%
FHLB advances	565,300	19,966	4.72%	480,637	13,549	3.77%
Junior subordinated notes payable	46,393	2,786	8.03%	30,929	1,921	8.30%

Total interest-bearing liabilities	1,440,648	54,742	5.08%	1,243,369	38,899	4.18%

Noninterest-bearing deposits	1,327			5,313
Other liabilities	16,862			11,853

Total liabilities	1,458,837			1,260,535
Stockholders’ equity	158,644			169,107

Total liabilities and stockholders’ equity	$1,617,481			$1,429,642

Net interest income		$23,603			$25,457

Net interest spread			1.58%			2.06%
Net interest margin			2.03%			2.50%

(1)	It is the Company’s policy to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.
(2)	Interest income on loans includes the accretion of deferred loan fees of $1.6 million and $897, respectively, for the nine months ended September 30, 2007 and 2006.

Interest income on mortgage-backed securities was $5.8 million for the third quarter of 2007, compared with $5.1 million for the third quarter of 2006. For the nine months ended September 30, 2007, interest income on mortgage-backed securities totaled $17.7 million, compared with $13.3 million for the nine months ended September 30, 2006. The increase in interest income reflected average investment balances for the three and nine months ended September 30, 2007, that were higher than the 2006 periods by $40.0 million and $104.9 million, respectively. Average investment balances were higher in 2007 due to security purchases of $79.7 million in the fourth quarter of 2006 and $34.9 million in the first half of 2007. Purchase of the securities at higher market interest rates also increased the average yield on the mortgage-backed securities. The amortization of premiums has also been reduced as the rise in market interest rates in recent years has extended the expected lives of the securities. The yield on mortgage-backed securities increased by 19 basis points from the third quarter of 2006 to the third quarter of 2007, and by 33 basis points from the first nine months of 2006 to the first nine months of 2007.

Interest income on loans was $20.2 million for the quarter ended September 30, 2007, compared with $16.8 million for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, interest income on loans was $59.3 million, compared with $49.4 million for the first nine months of 2006. Loan interest income increased as average loans for the three and nine months ended September 30, 2007, were above the corresponding 2006 periods by $126.6 million and $103.2 million, respectively. The increases in average loans were primarily due to net loan fundings during the fourth quarter of 2006; there has been minimal growth in the loan portfolio during 2007. Loan interest income also increased as the average loan yield rose 42 basis points from the third quarter of 2006 to the third quarter of 2007. The loan yield for the first nine months of 2007 was 51 basis points above the yield for the first nine months of 2006. The higher loan yields were due to our focus on construction lending, which resulted in higher margin loans and increased loan fees. Loan fee income for the three and nine months ended September 30, 2007 were higher than the 2006 periods by $349,000 and $717,000, respectively.

Interest expense on deposits was $9.8 million for the quarter ended September 30, 2007, compared with $8.5 million for the quarter ended September 30, 2006. Interest on deposits for the nine months ended September 30, 2007, totaled $30.0 million, compared with $22.3 million for the first nine months of 2006. The higher interest expense in 2007 resulted from a significant increase in the average cost of interest-bearing deposits as lower rate certificates of deposit (CDs) matured and were replaced with CDs in a higher interest rate environment. In addition, the Company utilized higher cost brokered deposits to replace the deposits sold with the Beverly Hills branch in the fourth quarter of 2006. The average cost of our interest-bearing deposits increased 71 basis points from the third quarter of 2006 to the third quarter of 2007, and 81 basis points from the first nine months of 2006 to the first nine months of 2007. Interest expense also increased as average interest-bearing deposits for the three and nine months ended September 30, 2007 were above the 2006 periods by $0.1 million and $91.8 million, respectively.

Interest expense on short-term borrowings was $201,000 and $537,000, respectively, for the three and nine months ended September 30, 2007, while there was no interest expense during the corresponding 2006 periods. The interest expense in the 2007 periods was due to outstanding borrowings under a $20.0 million revolving line of credit obtained in the fourth quarter of 2006.

Interest expense on repurchase agreements and FHLB advances totaled $7.6 million for the three months ended September 30, 2007, compared with $5.1 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, interest expense on repurchase agreements and FHLB advances was $21.4 million, compared with $14.7 million for the nine months ended September 30, 2006. The increase in interest expense was due to our increased utilization of FHLB advances and a higher borrowing cost that resulted from the rise in market interest rates during 2006. Average borrowings for the three and nine months ended September 30, 2007, were above the 2006 periods by $144.2 million and $84.7 million, respectively. FHLB advances have been the primary funding source in 2007 because their funding cost is lower than comparable brokered CDs. For the three and nine months ended September 30, 2007, the cost of our repurchase agreements was higher than the 2006 periods by 147 basis points and 145 basis points, respectively. The cost of the FHLB advances increased by 53 basis points and 95 basis points, respectively, over the same periods.

Interest expense on the junior subordinated notes payable was $940,000 for the third quarter of 2007, compared with $860,000 for the third quarter of 2006. For the nine months ended September 30, 2007, interest on junior subordinated notes payable totaled $2.8 million, compared with $1.9 million for the first nine months of 2006. These increases in expense were due to the new debt issuances of $20.6 million in May 2006 and $5.2 million in December 2006. The average liability balance for the three and nine months ended September 30, 2007, was above the 2006 periods by $5.2 million and $15.5 million respectively. Because the new debt issued during 2006 was at spreads lower than the Company’s prior debt, the average cost of the junior subordinated notes payable in 2007 was lower than in the 2006 periods. The average borrowing costs for the three and nine months ended September 30, 2007 were lower than the 2006 periods by 23 basis points and 27 basis points, respectively.

Provision for Loan Losses

Provision for losses on loans are charged to operations to maintain an allowance for losses on the loan portfolio at a level that we believe is adequate based on an evaluation of the inherent risks in the portfolio. Our evaluation is based on an analysis of the loan portfolio, historical loss experience, credit concentrations, current economic conditions and trends, the effects of interest rate changes on collateral values, and other relevant factors. The evaluation of the inherent loss with respect to these factors is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. We currently intend to maintain an unallocated allowance in the range of 3% to 6% of the total estimated allowance for loan losses, due to the inherent risk associated with the imprecision in estimating the allowance.

We recorded a provision for loan losses of $1.2 million for the three months ended September 30, 2007, compared with a provision for loan losses of $120,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, our provision for loan losses was $2.0 million, compared with $51,000 in loan loss provision for the corresponding 2006 period. The provision for loan losses in the 2007 periods reflect the increase in nonperforming loans and the increase amount of construction and land loans.

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

Other Income

Our other income, primarily FHLB stock dividends, was $434,000 and $402,000 for the three months ended September 30, 2007 and 2006, respectively. Other income for the nine months ended September 30, 2007 was $1.6 million, compared with $1.1 million for the corresponding 2006 period. Other income for the first nine months of 2007 included $400,000 pursuant to a settlement agreement with a former officer.

Other Expenses

Compensation and employee benefits expense totaled $1.9 million for the quarter ended September 30, 2007, as compared with $1.7 million for the third quarter of 2006. For the nine months ended September 30, 2007, compensation expense totaled $5.7 million, compared with $5.8 million for the first nine months of 2006. In June 2007, the Company approved stay bonus agreements for certain executive officers and employees. These employees will be entitled to receive a stay bonus payment if they are employees either 60 days after a change in control (as defined in the agreement) or on December 31, 2008. The expense in the third quarter of 2007 for the stay bonus agreements totaled $407,000. Stock-based compensation expense for the third quarter of 2007 was a credit of $157,000, as compared with expense of $56,000 for the third quarter of 2006. The credit in the 2007 period was due to adjusting the fair value of the SARs which decreased during the quarter as a result of the decline in the Company’s stock price. For the first nine months of 2007, stock-based compensation was $168,000, as compared with $174,000 for the 2006 period.

Our legal expenses (included in “Professional fees” in the statement of operations) for the third quarter of 2007 were $108,000, compared with $500,000 in the third quarter of 2006. For the nine months ended September 30, 2007, legal expenses were $362,000, compared with $1.5 million for the nine months ended

September 30, 2006. Legal expenses were higher in the 2006 periods due to various issues with respect to a former officer of the Company, and expenses related to our dispute with our former loan servicing subsidiary, Wilshire Credit Corporation, and Merrill Lynch.

Occupancy expense was $135,000 for the three months ended September 30, 2007, as compared with $249,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, occupancy expenses were $435,000, compared with $749,000 for the nine months ended September 30, 2006. The reduction in expenses from the 2006 periods was due to the sale of the Beverly Hills branch in November 2006.

Real estate owned expense was $50,000 for the third quarter of 2007, as compared with $21,000 for the third quarter of 2006. For the first nine months of 2007, real estate owned expense was $410,000, compared with $32,000 for the first nine months of 2006. The increase in expense during 2007 was mainly due to write-downs on a multi-family property. The write-downs in the three and nine months ended September 30, 2007, totaled $35,000 and $266,000, respectively.

Other general and administrative expense was $188,000 for the third quarter of 2007, compared with $468,000 for the third quarter of 2006. For the nine months ended September 30, 2007, other general and administrative expense was $982,000, as compared with $1,094,000 for the first nine months of 2006. Shareholder expenses declined by $73,000 from the third quarter of 2006 to the third quarter of 2007, due to the stock tender offer in the 2006 period. In addition, marketing and business travel costs for the third quarter of 2007 were lower than the 2006 period by $65,000 as the Company has, for the most part, focused on direct loan originations located in California.

The Company has contractually agreed to indemnify Merrill Lynch for claims asserted against Wilshire Credit Corporation by third parties arising out of acts taken by Wilshire Credit Corporation prior to its sale on April 30, 2004. The indemnity is for settlements of judgments paid and for defense costs, and is for amounts which, in the aggregate, exceed $2.0 million. The Company recorded accruals for its estimated liability in this matter in the third quarter of 2006 and the second quarter of 2007 of $100,000 and $380,000, respectively. No settlement accrual was recorded in the third quarter of 2007.

CHANGES IN FINANCIAL CONDITION

General

At September 30, 2007, our total assets were $1.6 billion, a decrease of $39.3 million from total assets as of December 31, 2006. The following discussion summarizes the significant changes in our financial condition for the nine months ended September 30, 2007.

Mortgage-Backed and Other Securities Available for Sale

Our portfolio of mortgage-backed securities available for sale decreased by $31.7 million during the nine months ended September 30, 2007. This decrease was due to principal repayments of $66.9 million exceeding the security purchases of $34.9 million. The purchases that occurred in the first two quarters of 2007 included $24.9 million in GSE mortgage-backed securities with a weighted-average yield of 6.04% and $10.0 million in AAA-rated mortgage-backed securities with a weighted-average yield of 6.05%. We recorded unrealized holding gains on our mortgage-backed securities portfolio of approximately $0.4 million during the first nine months of 2007, due to a decline in market interest rates during the third quarter of 2007.

The balance of our other investment securities available for sale (consisting of trust preferred securities and mutual funds) declined by $2.0 million during the nine months ended September 30, 2007, primarily as a result of principal repayment on a trust preferred security.

The following table sets forth our holdings of mortgage-backed and other investment securities as of the dates indicated:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Available for sale, at fair value:
GSE mortgage-backed securities	$224,964	$216,844
AAA mortgage-backed securities	198,541	237,288
Other mortgage-backed securities	5,652	6,762
Trust preferred securities	1,211	3,228
Mutual funds	5,667	5,691

Total available for sale	436,035	469,813
Held to maturity:
Agency securities (fair value of $9,971 and $9,735)	9,797	9,759

Total investment securities	$445,832	$479,572

The amortized cost and fair value of our securities, by contractual maturity, are shown below as of September 30, 2007:

	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Due in five to ten years	$19,080	$19,058	4.99%
Due after ten years	424,685	421,281	5.68%
Mutual funds	5,750	5,667	4.71%

Total	$449,515	$446,006	5.63%

The following tables show the gross unrealized losses and fair value of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2007 and December 31, 2006:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2007
GSE mortgage-backed securities	$85,839	$654	$51,834	$1,056	$137,673	$1,710
AAA and other mortgage-backed securities	12,569	115	160,153	2,639	172,722	2,754
Mutual funds	—	—	1,906	94	1,906	94
Agency securities	—	—	—	—	—	—

Total	$98,408	$769	$213,893	$3,789	$312,301	$4,558

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2006
GSE mortgage-backed securities	$18,509	$79	$72,595	$1,610	$91,104	$1,689
AAA and other mortgage-backed securities	16,033	66	175,045	3,667	191,078	3,733
Mutual funds	—	—	1,916	84	1,916	84
Agency securities	9,735	24	—	—	9,735	24

Total	$44,277	$169	$249,556	$5,361	$293,833	$5,530

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. Furthermore, as of September 30, 2007, we also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a full recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2007 and December 31, 2006, we believe the impairments detailed in the table above are temporary, and as a result, no impairment loss has been recognized in our consolidated statements of operations.

At September 30, 2007 and December 31, 2006, securities with amortized cost of $397.2 million and $362.6 million, respectively, and market values of $393.9 million and $358.8 million, respectively, were pledged to secure repurchase agreements, FHLB advances and public deposits.

Loans

Our loan portfolio, net of discounts and allowances, increased by $6.0 million during the nine months ended September 30, 2007. The loan portfolio has shown minimal growth in 2007 as loan originations and purchases of $229.4 million have been offset by loan repayments of $196.9 million and loan participation sales of $25.0 million. Loan fundings in the first nine months of 2007 consisted of $88.1 million in commercial real estate loans, $72.3 million in construction loans, $52.1 million in multifamily loans, and $16.9 million in other loans. At September 30, 2007, we had outstanding commitments to fund $186.2 million in new construction, commercial and multifamily loans.

Following is a summary of our loan portfolio as of the dates indicated:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Single-family residential	$16,383	$18,797
Multifamily residential	329,119	356,992
Commercial real estate	545,284	569,840
Construction	149,915	98,869
Other	15,069	2,060

Loan portfolio principal balance	1,055,770	1,046,558
Net premium and deferred fees	424	2,046
Allowance for loan losses	(9,482)	(7,878)

Total loan portfolio, net	$1,046,712	$1,040,726

The following table summarizes the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$8,419	$6,939	$7,878	$7,080
Provision for loan losses(1)	1,064	131	1,886	17
Charge-offs	—	(1)	(278)	(28)
Recoveries	1	1	2	7
Amortization of fresh-start adjustment	(2)	(2)	(6)	(8)

Balance, end of period	$9,482	$7,068	$9,482	$7,068

(1)	Excludes provision for (recapture of) loan losses on discounted loans of $118 and $142, respectively, for the three and nine months ended September 30, 2007, and ($11) and $34, respectively, for the three and nine months ended September 30, 2006.

The following table sets forth the delinquency status of our loans as of the dates indicated:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Balance of delinquent loans:
31-60 days	$1,526	$1,583
61-90 days	1,511	2,528
91 days or more(1)	23,388	601

Total delinquent loans	$26,425	$4,712

Delinquent loans as a percentage of total loan portfolio:
31-60 days	0.2%	0.2%
61-90 days	0.1	0.2
91 days or more(1)	2.2	0.1

Total	2.5%	0.5%

(1)	All loans delinquent more than 90 days were on nonaccrual status.

At September 30, 2007, nonaccrual loans included one construction loan totaling $18.6 million. In October 2006, we purchased a participation in a construction loan that was for the construction of 94 semi-attached residences in Coachella, California. We recorded a notice of default in August 2007 and are pursing legal remedies against the guarantors of the loan. We consider this loan to be impaired. Due to a reduction in the appraised fair value of the collateral, we established a $341,000 specific reserve for this loan in the third quarter of 2007.

We evaluate loan impairment according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Under SFAS No. 114, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged-off against the allowance for loan losses, or alternatively, a specific allocation will be established. Also, in accordance with SFAS No. 114, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan and lease losses required for the period.

At September 30, 2007, we classified $26.7 million of our loans as impaired, compared with $7.0 million at December 31, 2006. Specific reserves on impaired loans amounted to $639,000 and $64,000 at September 30, 2007 and December 31, 2006, respectively. During the nine months ended September 30, 2007 and 2006, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $2.2 million and $1.0 million, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $838,000 and $658,000, respectively.

Real Estate Owned

Real estate owned decreased by $399,000 during the nine months ended September 30, 2007. We recorded write-downs on a multi-family property of $35,000 and $266,000, respectively, for the three and nine months ended September 30, 2007. In the third quarter of 2007, we recognized an $18,000 gain on the sale of a $76,000 single-family property. We have not foreclosed any loans during 2007.

Deposits

Deposits decreased by $114.4 million during the nine months ended September 30, 2007, due to a significant decrease in wholesale CDs. Brokered CDs were $626.6 million at September 30, 2007, and declined $96.2 million during the first nine months of 2007 as maturing brokered CDs were generally replaced with lower costing FHLB advances. The weighted average cost of our deposits was 4.98% at September 30, 2007, compared with 4.82% at December 31, 2006. The average cost of deposits increased during 2007 due to the maturity of lower-rate brokered CDs. Because market interest rates increased during 2005 and 2006, these maturing CDs had interest rates significantly below current market rates. There are intercompany deposits at September 30, 2007 and December 31, 2006 of $0.5 million and $12.6 million, respectively, of balances held by BHBC and WFC. These deposits are eliminated in consolidation and are not reflected in total deposits on our consolidated statements of financial condition.

Short-Term Borrowings

Short-term borrowings decreased by $10.5 million during the nine months ended September 30, 2007. Short-term borrowings are borrowings under a $20.0 million revolving line of credit agreement with another financial institution that bears interest at the 3-month LIBOR rate, plus 1.65% (7.23% at September 30, 2007), adjusting quarterly. The proceeds from this debt facility are used for working capital purposes. The line of credit is due and payable in full in November 2007.

Repurchase Agreements

Total repurchase agreements did not change at any time during the nine months ended September 30, 2007. The weighted-average cost of our repurchase agreements was 4.81% at September 30, 2007 and December 31, 2006. We did not enter into any new repurchase agreements during the first nine months of 2007, as our funding requirements were met with new brokered CDs and FHLB advances.

FHLB Advances

FHLB advances increased by $79.7 million during the nine months ended September 30, 2007. This increase reflects $400.0 million in new advances, partially offset by $320.3 million in payoffs of maturing advances. FHLB advances have been the Company’s main funding source in 2007 as the advances generally have a lower cost than brokered deposits. The FHLB has authorized a borrowing limit for total FHLB advances of 45% of the Bank’s total assets as of the previous quarter-end. As of September 30, 2007, we had FHLB borrowing availability of $106.5 million.

REGULATORY CAPITAL REQUIREMENTS

Bank holding companies, such as BHBC, and FDIC-insured banks, such as FBBH, are required to meet certain minimum regulatory capital requirements. At September 30, 2007, BHBC and FBBH met all applicable regulatory capital requirements and FBBH was “well capitalized,” as defined under applicable regulations.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and capital ratios for BHBC and FBBH at September 30, 2007.

Regulatory Capital Ratios

	Actual		Amount Required
			For Capital Adequacy Purposes			To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
BHBC
Total capital to risk-weighted assets (Risk-based capital)	$184,749	16.42%	$90,010	≥	8.00%	Not Applicable
Tier 1 capital to risk-weighted assets	175,133	15.57%	45,005	≥	4.00%	Not Applicable
Tier 1 leverage ratio	175,133	11.01%	63,641	≥	4.00%	Not Applicable
FBBH
Total capital to risk-weighted assets (Risk-based capital)	$152,359	13.90%	$87,712	≥	8.00%	$109,640	≥	10.00%
Tier 1 capital to risk-weighted assets	143,019	13.04%	43,856	≥	4.00%	65,784	≥	6.00%
Tier 1 leverage ratio	143,019	9.19%	62,251	≥	4.00%	77,814	≥	5.00%

In addition to the requirements shown in the above table, FBBH is required by the DFI to maintain a ratio of tangible shareholder’s equity to total tangible assets of at least 8.0% for the first three years following the effective date of the charter conversion, or through August 31, 2008. As of September 30, 2007, FBBH was in compliance with the DFI’s requirement.

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

At September 30, 2007, we had $725.2 million of CDs. Scheduled maturities of CDs during the 12 months ending September 30, 2008 and thereafter amounted to $677.3 million and $47.9 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management continues its effort to reduce our exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of our interest-earning assets.

We are party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents our future financial obligations, including anticipated interest payments, outstanding as of September 30, 2007:

	Payments due within time period at September 30, 2007
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$692,969	$8,050	$46,617	$—	$747,636
Short-term borrowings	9,670	—	—	—	9,670
Repurchase agreements	11,740	30,190	—	—	41,930
Employment contracts	543	136	—	—	679
Operating leases	473	881	902	891	3,147
FHLB advances	207,924	341,829	73,608	—	623,361
Junior subordinated notes payable to trust	3,637	7,274	7,274	125,704	143,889
Commitments to originate loans	186,187	—	—	—	186,187

Total	$1,113,143	$388,360	$128,401	$126,595	$1,756,499

With the exception of the operating leases and loan commitments, the expected obligations presented above include anticipated interest accruals based on the current respective contractual terms. The amounts for the three issuances of junior subordinated debentures are based on the assumption that the debentures will be repaid in full at their respective maturities in July 2032, June 2036 and March 2037. However, the debentures may be repaid in full or in part at par commencing in July 2007, June 2011 and March 2012, respectively, and quarterly thereafter.

The Company paid dividends totaling $2.3 million and $7.0 million, respectively, for the three and nine months ended September 30, 2007. The Company is reviewing its dividend policy to determine if it should continue with the payment of quarterly cash dividends and if the dividend amount should be changed.

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

ALCO is authorized to utilize off-balance sheet financial techniques to assist in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the “notional amount”) for a specified period without the exchange of the underlying principal amount. At September 30, 2007, we were not a party to any swap agreement or other off-balance sheet financial instrument.

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

The following table quantifies the potential changes in our NPV at September 30, 2007, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
Change in Rates
+ 300bp	$118,573	$(47,743)	(29)%	7.87%	(256	) bp
+ 200bp	133,232	(33,084)	(20)	8.68	(175	) bp
+ 100bp	148,828	(17,488)	(11)	9.51	(92	) bp
0bp	166,316	—	—	10.43	—
- 100bp	169,570	3,254	2	10.52	9	bp
- 200bp	166,617	301	—	10.28	(15	) bp
- 300bp	165,639	(677)	—	10.14	(29	) bp

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

Another tool we use to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table summarizes the scheduled maturities or repricing of our assets and liabilities based on their contractual terms as of September 30, 2007.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$15,274	$—	$—	$—	$15,274
Mortgage-backed and other investment securities	50,486	131,006	20,450	243,890	445,832
Single-family residential loans	8,088	952	10	7,550	16,600
Multifamily residential loans	152,851	108,818	47,710	19,740	329,119
Commercial real estate loans	232,526	142,466	131,576	38,746	545,314
Construction loans	138,768	—	11,147	—	149,915
Other loans	14,991	94	124	649	15,858
Other assets(1)	—	—	—	66,666	66,666

Total assets	612,984	383,336	211,017	377,241	1,584,578

Liabilities:
Noninterest-bearing deposits	—	—	—	1,971	1,971
Savings, NOW and money market accounts(2)	9,392	—	—	—	9,392
Certificates of deposit	677,281	2,904	44,971	—	725,156
Short-term borrowings	9,500	—	—	—	9,500
Repurchase agreements	10,000	30,000	—	—	40,000
FHLB advances	186,000	320,000	70,000	—	576,000
Junior subordinated notes payable	46,393	—	—	—	46,393
Other liabilities	—	—	—	20,039	20,039

Total liabilities	938,566	352,904	114,971	22,010	1,428,451

(Deficiency) excess of assets over liabilities	$(325,582)	$30,432	$96,046	$355,231	$156,127

Cumulative (deficiency) excess	$(325,582)	$(295,150)	$(199,104)	$156,127

Cumulative (deficiency) excess as a percent of total assets	(20.55)%	(18.63)%	(12.57)%	9.85%

(1)	Includes unamortized premium on loans and allowance for loan losses.
(2)	Excludes $0.5 million of money market deposits held by BHBC and WFC. These deposits are eliminated in consolidation and are not reflected in the consolidated statement of financial condition.

ITEM 4.	CONTROLS AND PROCEDURES

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

Beverly Hills Bancorp Inc. held its annual meeting of shareholders on October 25, 2007. A brief description of the matter voted on and the results of the shareholder voting are set forth below:

	For	Withheld
Election of a Board of Directors to serve until the next annual meeting:
Howard Amster	14,158,707	1,792,775
Larry B. Faigin	14,412,837	1,538,645
Stephen P. Glennon	11,146,023	4,805,459
Robert H. Kanner	14,118,904	1,832,578
Kathleen L. Kellogg	14,130,749	1,820,733
William D. King	13,513,956	2,437,526
John J. Lannan	13,579,920	2,371,562

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

10.29	Amendment No. 1 to Employment Agreement between Beverly Hills Bancorp Inc. and Larry B. Faigin dated July 26, 2007

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY HILLS BANCORP INC.
Date: November 9, 2007

	By:	/S/ LARRY B. FAIGIN
Larry B. Faigin
Chief Executive Officer

	By:	/S/ TAKEO K. SASAKI
Takeo K. Sasaki
Chief Financial Officer