Form 10-K
period 2007-12-31
BEVERLY HILLS BANCORP INC
filed 2008-03-17
CIK 1024321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock held by non-affiliates had an aggregate market value of approximately $115,223,923 based on the closing price on that date of $7.83 per share and approximately 14,715,699 shares of common stock held by non-affiliates.

As of February 29, 2008, 18,787,094 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I

ITEM 1. Business

General

The Company

Beverly Hills Bancorp Inc. (“BHBC”) is a financial holding company that conducts banking and lending operations in southern California and surrounding states primarily through its bank subsidiary, First Bank of Beverly Hills (“FBBH” or the “Bank”). The Bank is a California state-chartered commercial bank, and its primary regulator is the California Department of Financial Institutions (“DFI”). As an insured institution, the Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”). The Company was incorporated in 1996 and was known as Wilshire Financial Services Group Inc. (“WFSG”) until August 2004. References in this Form 10-K to the “Company,” “we” or “our” mean BHBC and its consolidated subsidiaries.

The Company is principally a real estate lender focusing on permanent and construction loans for commercial and multifamily properties in California and other western states. In addition, the Company invests in AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. The Company’s primary sources of funding are deposits and Federal Home Loan Bank (“FHLB”) advances.

The administrative headquarters of BHBC and the Bank are located at 23901 Calabasas Road, Suite 1050, Calabasas, California 91302, and the main telephone number is (818) 223-8084. The Bank conducts its retail operations through its branch facility adjacent to the Company’s offices in Calabasas, California. As of December 31, 2007, the Company had 47 full-time-equivalent employees.

We maintain an internet web site at www.bhbc.com and makes available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other relevant information free of charge.

Business Strategy

We have adopted a “wholesale” banking strategy pursuant to which we originate assets and liabilities primarily through independent sources and maintain a low level of operating expenses with only one branch/office and a relatively low number of employees. We originate primarily adjustable rate construction and income property loans obtained from independent loan brokers, which generate higher yields and fees than single family residential loans and require lower operating costs and expenses than commercial and asset-based loans. Our assets are funded with deposits generated principally through brokers and our money desk (“wholesale deposits”), advances from the Federal Home Loan Bank of San Francisco (“FHLB advances”), repurchase agreements and other short-term borrowings. Our goal is to maximize net interest income and fee income consistent with acceptable levels of credit and interest rate risk.

The objective of our present lending strategy is to provide real estate financing to a diversified customer base, representing developers, investors and owners/users. We believe we can maintain and expand our base of borrowers by providing rapid response and loan processing and tailoring our loans to meet the specific needs of our borrowers. In 2006, we expanded our product line to include construction lending for commercial and multifamily properties. Construction loans have higher margins than many other types of loans, generate fee income and create the potential for additional lending business upon completion of the construction.

We originate adjustable rate loans in order to match to the extent possible the repricing periods of our liabilities. Adjustable rate loans represented 88% of our total loans at December 31, 2007. The interest rates on these loans are tied to the prime rate, LIBOR or the Constant-Maturity Treasury index and adjust with changes in the rate on a daily, monthly or quarterly basis, sometimes after an initial three to five year period at a fixed rate.

At December 31, 2007, approximately 95% of our deposits were wholesale deposits. Wholesale deposit funding is a function of setting and advertising our deposit interest rates with trust departments and institutional investment fund managers. We believe that although the interest rates on other borrowings and wholesale deposits may be greater than the interest rates on retail deposits of comparable maturities, the cost of generating and maintaining retail deposits is greater because of the facilities and personnel expense of those deposits.

Due to uncertainty in the real estate and credit markets, we expect loan origination and purchase volumes to be substantially lower during 2008 than in prior years. We may also sell whole loans or loan participations to reduce certain real estate loan concentrations. At the same time, we anticipate the investment securities portfolio will represent a lower percentage of our total assets due to principal paydowns and fewer security purchases.

In June 2007, we engaged an investment banking firm as its financial advisor to assist us in reviewing our strategic alternatives, including whether a sale of the Company would be in the best interest of the stockholders. We terminated the agreement with the investment banking firm in January 2008. Our Board of Directors continues to review the strategy and direction of the Company and our business strategy may change from time to time.

Lending Activities

Our lending activities involve primarily the origination and purchase of adjustable rate real estate loans. These loans include principally loans secured by commercial and multifamily properties and loans for the construction of these types of properties. Our borrowers are typically entities that operate their businesses at the properties or derive their primary source of income from their portfolio of real properties or the construction of these types of properties.

We set the interest rate on any loan based on a number of factors including, but not limited to, servicing costs, risk and desirability of the credit and competitive conditions. Of our total loans outstanding, approximately 88% and 87% had adjustable rates (including loans with a fixed rate for the first three to five years which subsequently convert to adjustable rate) at December 31, 2007 and 2006, respectively.

Our real estate loans are secured by real properties located throughout the United States, but primarily in California and other western states. At December 31, 2007, approximately $512 million principal amount of our real estate loans, or approximately 51% of our total portfolio, were secured by real properties in California. No more than 10% of the principal amount of our total loans was secured by real properties in any other state.

We do not believe any of our residential loans have features that would cause them to be characterized as interest-only loans or loans with negative amortization and which, would give rise to any additional concentration of credit risk required to be disclosed by Financial Accounting Standards Board Statement of Position (“FSP SOP”) No. 94-6-1 “Terms of Loan Products that May Give Rise to a Concentration of Credit Risk”.

Loan Policies and Procedures.    We have detailed written policies and procedures for our lending activities. Our board of directors reviews and approves these policies annually. These lending policies address the types of loans we seek, our target markets, underwriting and collateral requirements, the loan terms, interest rate and yield considerations, and compliance with applicable laws and regulations. All loans are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness, including indebtedness as a guarantor.

Our Officers’ Loan Committee oversees the loan approval process, including originations and purchases. The Officers’ Loan Committee reviews all loans and has loan approval authority of loan originations up to $2 million and participations and whole loan purchases up to $2 million as a pool. The Directors’ Loan Committee approves all individual loans over $2 million, up to and including $12 million, and participations and purchases over $2 million and up to and including $20 million as a pool. Loans in excess of these limits must be approved by our Board of Directors.

Under applicable regulations, we may not make loans in excess of the regulatory legal lending limit under California law applicable to all California-chartered banks. In general, the legal limit for loans to any single borrower is equal to 25% of a bank’s unimpaired capital and surplus for amortizing loans secured by a first trust deed on real estate. As of December 31, 2007, our loan-to-one borrower limit for secured loans was approximately $35.4 million.

We require a current appraisal in connection with the origination of all real estate loans.

Commercial and Multifamily Lending.    Our commercial and multifamily loans generally have terms of approximately 10 years and payments based on a 25- or 30-year amortization schedule, often resulting in a balloon payment at maturity. Our commercial loans are generally secured by office, retail and industrial types of properties, and our multifamily loans are secured by small- to medium –sized apartment buildings. The original principal amount of our commercial and multifamily loans ranges primarily from $2 million to $20 million. More than half of these loans had loan-to-value ratios of less than 65% of the appraised value of the property at the time of origination. These loans generally have fixed rates for the first three to five years which subsequently convert to adjustable rates. The adjustable rates are typically tied to LIBOR or the Constant-Maturity Treasury index, and adjust with changes in the rate on a daily, monthly or quarterly basis. These loans also include bridge loans secured by commercial real estate. The loans typically have terms of two to three years, and include an interest reserve, and tenant improvement or rehabilitation costs to reposition the property.

Construction Lending.    Our construction loans finance the construction of multifamily properties and commercial properties such as retail and industrial properties, office buildings and restaurants. Our construction loans generally have terms from one to three years and have adjustable interest rates tied to the prime rate that adjust when prime rate is changed. We do not typically originate a construction loan with a loan to value ratio in excess of 75% of the property’s estimated cost to complete as of the time of origination. We use independent due diligence/fund control specialists to perform all cost and completion analyses prior to loan funding. We also retain firms that specialize in construction loan fund control to perform all required site/progress inspections and necessary due diligence prior to loan funding, and all subsequent draw requests. Construction lending has been centered primarily in Southern California; however, we provided construction financing for a condominium development in the Tribeca area of New York, and we are a participant in two projects in Chicago, Illinois. Loans currently range from a minimum of $2 million to a maximum of $21.5 million, with an average loan size of approximately $10 million.

Single-family Lending.    We do not originate (or purchase) prime or sub-prime single-family mortgage loans. Our loan portfolio, however, does include fixed rate single-family mortgage loans that were purchased prior to 2002.

Other Lending.    Other loans include primarily “mezzanine” loans made through a non-bank subsidiary. Mezzanine loans are generally loans to single purpose entities to provide financing to purchase real estate, where the borrower needs additional “equity” to support the senior lender’s mortgage loan on the real estate. The mezzanine loan is secured by the all of the equity interests in the borrower, not the underlying real estate, and thus upon foreclosure we would acquire ownership of the entity, not the real estate. These loans have terms of one to three years, and typically bear interest at fixed or adjustable rates that are materially greater than the rates offered by us for loans secured by a first priority interest in comparable real estate, reflecting the greater risk inherent in the loans.

Loan Purchases and Sales.    We may from time to time purchase multifamily, commercial and construction loans or participation interests in these loans. Generally, we purchase pools of these loans, but we may occasionally purchase a single loan or a participation interest in a single loan from a financial institution. We underwrite all loans purchased (including participation interests) in accordance with our standard underwriting practices, including ratios for loan-to-value, debt service coverage, etc. We normally obtain the same information to evaluate the inherent risk in lending directly to the borrower that we would obtain in originating a loan directly to the borrower. Before purchasing a participation interest in a loan, we will perform due diligence with regard to the lead lender to assess its financial capacity and overall stability.

We will from time to time sell a participation interest in a loan if the total loan amount exceeds our loan to one borrower limitation or we want to mitigate our risk exposure on the loan. We retain the servicing on loans in which we sell participations. As a matter of policy, we do not subordinate our interest to the interest of the participants.

We have not sold whole loans since 2004.

The following table sets forth our total loan originations and purchases for the periods indicated:

Loan Originations and Purchases

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Originations (1)
Multifamily residential	$52,857	$26,602	$44,225
Commercial real estate	94,774	185,199	74,764
Construction	80,261	34,148	—
Other	18,447	2,800	—

Total originations	246,339	248,749	118,989

Purchases
Multifamily residential	2,053	—	95,760
Commercial real estate	4,049	19,046	47,055
Construction	3,980	69,614	—

Total purchases	10,082	88,660	142,815

Total originations and purchases
Multifamily residential	54,910	26,602	139,985
Commercial real estate	98,823	204,245	121,819
Construction	84,241	103,762	—
Other	18,447	2,800	—

Total	$256,421	$337,409	$261,804

(1)	Includes disbursements on existing loans.

The following table sets forth the composition of the Company’s portfolio of loans by type of loan as of the dates indicated.

Composition of Loan Portfolio

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Single-family residential	$16,938	$19,914	$31,151	$47,237	$73,260
Multifamily residential	313,154	356,992	436,805	412,074	231,375
Commercial real estate	503,086	569,840	483,718	465,523	312,336
Construction	153,178	98,869	—	—	—
Other (1)	14,731	2,255	1,059	1,684	34,012

Loan portfolio principal balance	1,001,087	1,047,870	952,733	926,518	650,983
Premium and deferred fees	743	1,990	4,379	2,008	2,417
Allowance for loan losses (2)	(21,882)	(7,977)	(7,289)	(10,783)	(38,776)
Investor participation interest (3)	—	—	—	(773)	(1,169)

Total loan portfolio, net	$979,948	$1,041,883	$949,823	$916,970	$613,455

(1)	In December 2004, we sold $24 million unpaid principal balance of discounted loans.
(2)	For discussion of the allowance for loan losses allocation for purchase discount, see “Asset Quality—Allowance for Loan Losses”
(3)	In September 2005, WFC Inc. acquired a 100% interest in the cash flows on certain loan portfolios that previously were shared with a co-investor.

The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loans based on their contractual terms to maturity and includes scheduled payments but not potential prepayments, as well as the dollar amount of those loans which have fixed or adjustable interest rates. Loan balances have not been adjusted for unamortized discounts or premiums, deferred loan fees and the allowance for loan losses.

Maturity of Loans

	Maturing in
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
	(Dollars in thousands)
Single-family residential	$43	$307	$1,491	$15,097	$16,938
Multifamily residential	23,901	22,144	101,345	165,764	313,154
Commercial real estate	58,694	95,500	324,773	24,119	503,086
Construction	119,864	33,314	—	—	153,178
Other	14,397	29	40	265	14,731
Interest rate terms on amounts due:
Fixed	39,443	32,614	34,433	13,135	119,625
Adjustable (1)	177,456	118,680	393,216	192,110	881,462

(1)	Includes loans with interest rates that are fixed for the first three to five years, which subsequently convert to adjustable rates.

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

Mortgage-Backed and Investment Securities

We invest in securities to earn positive net interest spread pending deployment into loans or other assets. The following table sets forth our holdings of mortgage-backed and other securities as of the dates indicated:

Mortgage-Backed and Investment Securities

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Available for sale, at fair value:
AAA mortgage-backed securities	$191,740	$216,844	$222,290
GSE mortgage-backed securities	216,542	237,288	98,091
Other mortgage-backed securities	5,593	6,762	12,191
Trust preferred securities	1,210	3,228	8,000
Mutual funds	5,731	5,691	5,728
Held to maturity, at amortized cost:
Agency securities (fair value of $10,147, $9,735 and $9,650)	9,809	9,759	9,708

Total mortgage-backed and investment securities	$430,625	$479,572	$356,008

The amortized cost and fair value of our securities, by contractual maturity, are shown below as of December 31, 2007:

Amortized Cost and Fair Value by Maturity

	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Due in five to ten years	$18,551	$18,798	5.03%
Due after ten years	408,568	406,434	5.65%
Mutual funds	5,750	5,731	4.46%

Total	$432,869	$430,963	5.61%

The following tables show the gross unrealized losses and fair value of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006:

Unrealized Losses and Fair Values

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2007
GSE mortgage-backed securities	$39,585	$168	$46,388	$732	$85,973	$900
AAA and other mortgage-backed securities	42,832	343	134,686	2,409	177,518	2,752
Mutual funds	—	—	1,908	92	1,908	92
Agency securities	—	—	—	—	—	—

Total	$82,417	$511	$182,982	$3,233	$265,399	$3,744

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2006
GSE mortgage-backed securities	$18,509	$79	$72,595	$1,610	$91,104	$1,689
AAA and other mortgage-backed securities	16,033	66	175,045	3,667	191,078	3,733
Mutual funds	—	—	1,916	84	1,916	84
Agency securities	9,735	24	—	—	9,735	24

Total	$44,277	$169	$249,556	$5,361	$293,833	$5,530

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, we consider, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. Furthermore, as of December 31, 2007, we also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a full recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2007 and 2006, we believe the impairments detailed in the table above are temporary, and as a result, no impairment loss has been realized in our consolidated statements of operations.

Funding Sources

Our principal funding sources consist of deposits FHLB advances, short-term borrowings, repurchase agreements, and junior subordinated notes payable. The following table sets forth information relating to our deposits and borrowings at the dates indicated.

Deposits and Other Borrowings

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Deposits (1)	$652,345	$863,470	$625,635
FHLB advances	611,000	496,337	530,837
Short-term borrowings	—	20,000	—
Repurchase agreements	40,000	40,000	63,000
Junior subordinated notes payable to trusts	46,393	46,393	20,619

Total	$1,349,738	$1,466,200	$1,240,091

(1)	The Bank’s deposits at December 31, 2007, 2006 and 2005 included a total of $14.9 million, $12.6 million and $21.0 million, respectively, in money market deposits held by BHBC and WFC. These deposits are eliminated in consolidation and are not reflected in total deposits on our consolidated statements of financial condition.

Deposits.    We offer checking, NOW, money market and savings accounts and certificates of deposit generated through brokers and our money desk (“wholesale deposits”) and at our Calabasas branch. Our deposits generally are not collateralized, with the exception of $60.0 million of public fund certificates of deposit from the State of California, which are secured by mortgage-backed securities. The following table sets forth information relating to our deposits at the dates indicated.

Composition of Deposits

	December 31,
	2007		2006		2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Checking accounts	$886	0.00%	$2,038	0.00%	$4,655	0.00%
NOW and money market accounts (1)	21,335	2.76%	24,630	3.43%	84,179	2.81%
Savings accounts	983	1.51%	2,012	1.33%	2,723	1.09%
Certificates of deposit:
Less than $100,000	45,796	4.92%	36,357	4.95%	99,843	3.88%
$100,000 or more	583,345	4.96%	798,433	4.88%	434,235	3.79%

Total deposits	$652,345	4.88%	$863,470	4.82%	$625,635	3.64%

(1)	The Bank’s deposits at December 31, 2007, 2006 and 2005 included a total of $14.9 million, $12.6 million and $21.0 million, respectively, in money market deposits held by BHBC and WFC. These deposits are eliminated in consolidation and are not reflected in total deposits on the Company’s consolidated statements of financial condition.

The following table presents the sources of our deposits as of the dates indicated.

Source of Deposits

	December 31,
	2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Retail deposit accounts (1)	$31,506	4.8%	$47,492	5.5%	$202,323	32.3%
Brokered deposits	524,775	80.5	722,843	83.7	346,272	55.4
Money desk	96,064	14.7	93,135	10.8	77,040	12.3

Total deposits	$652,345	100.0%	$863,470	100.0%	$625,635	100.0%

(1)	The decline in retail deposits in 2006 was due primarily to the sale of the Bank’s Beverly Hills branch in November 2006.

Wholesale deposit funding is a function of setting and advertising our deposit interest rates with trust departments and institutional investment fund managers. The wholesale deposit marketplace (primarily certificates of deposit) consists of the following three sources of funds: (i) indirect deposits placed by independent brokers; (ii) direct wholesale deposits received from credit unions, savings associations, trust departments of banks, pension funds, insurance companies and government agencies; and (iii) Depository Trust Corporation brokered deposits, which consist of retail deposits which have been pooled into large blocks by Wall Street firms and regional brokerage houses. We use all of these sources, depending on our funding and liquidity needs.

Under FDIC regulations, FDIC-insured institutions that are not “well-capitalized” under the prompt corrective action rules may not accept brokered deposits without the prior approval of the FDIC. In addition, we believe that if the Bank is not “well-adequately capitalized” it would have greater difficulty in obtaining certificates of deposit through our money desk or deposit brokers and may have to pay higher rates to continue to attract those deposits. Accordingly, the failure of the Bank to remain “well-capitalized” could have a material adverse effect on the Bank.

We also obtain deposits through our retail branch in Calabasas, California. We compete for deposits to a large extent on the basis of rates and, therefore, could experience difficulties in attracting deposits if we could not continue to offer deposit rates at levels competitive with those of other banks and savings institutions. Accordingly, our retail deposit balances, primarily certificates of deposit, decreased during 2007 as other financial institutions offered deposit interest rates that we did not match as these rates were higher than the cost of our wholesale funding sources.

The following table sets forth, by various interest rate categories, our certificates of deposit at December 31, 2007.

Interest Rates for Certificates of Deposit

December 31, 2007
(Dollars in thousands)
2.51-3.50%	$19,579
3.51-4.50%	45,031
4.51-5.50%	544,531
5.51-6.50%	20,000

Total	$629,141

The following table sets forth the amount and maturities of our certificates of deposit at December 31, 2007.

Maturities of Certificates of Deposit

	Original Maturity in Months
	12 or Less	Over 12 to 36	Over 36
	(Dollars in thousands)
Balances maturing in 3 months or less	$271,857	$43,305	$—
Weighted average rate	4.88%	4.94%	—
Balances maturing in over 3 months to 12 months	$234,060	$23,097	$10,175
Weighted average rate	5.04%	4.50%	3.42%
Balances maturing in over 12 months to 36 months	$—	$1,050	$665
Weighted average rate	—	5.36%	4.88%
Balances maturing in over 36 months	—	—	$44,932
Weighted average rate	—	—	5.62%

At December 31, 2007, we had outstanding an aggregate of $583.3 million of certificates of deposit in face amounts equal to or greater than $100,000 maturing as follows: $293.5 million within three months, $207.9 million over three months through six months, $36.3 million over six months through 12 months, and $45.6 million thereafter.

FHLB Advances.    We obtain FHLB advances based on the security of certain of our assets, provided we have met certain standards related to our creditworthiness. FHLB advances are available to member financial institutions such as the Bank for investment and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs (each of which has its own interest rate, which may be fixed or adjustable). We are currently authorized to obtain FHLB advances in amounts up to 45% of the Bank’s total assets measured as of each previous quarter-end and for terms of up to 10 years.

The following table sets forth information related to our FHLB advances at and for the periods indicated:

FHLB Advances

	At or for the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Average amount outstanding during the period	$577,445	$482,068	$508,298
Maximum month-end balance outstanding during the period	641,337	557,837	555,837
Weighted average rate:
During the period	4.72%	3.96%	3.06%
At end of period	4.61%	4.53%	3.42%

As of December 31, 2007, we had $251.0 million of FHLB advances maturing within one year, $150.0 million maturing between one and two years, $140.0 million maturing between two and three years, and $70.0 million maturing between three and four years. These advances are secured by mortgage-backed securities and loans.

Short-Term Borrowings.    We have a revolving line of credit with a financial institution. The credit agreement expired on November 30, 2007, and we did not have any outstanding borrowings at December 31, 2007. In January 2008, the credit agreement was amended with the borrowing line reduced from $20 million to $15 million. The revised line of credit bears interest at the 3-month LIBOR rate, plus 1.90%, and is due and payable in full on December 31, 2008. The maximum ratio of nonperforming loans to total gross loans was also increased to 3.50%. The credit is collateralized by 50% of the outstanding shares of the Bank’s common stock. We terminated the credit agreement in March 2008.

Repurchase Agreements.    We borrow funds under repurchase agreements that provide immediate liquidity and financing for purchases of investment securities and pools of loans. Our repurchase agreements generally have maturities up to three years. The following table sets forth certain information related to our repurchase agreements at and for the periods indicated:

Repurchase Agreements

	At or for the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Average amount outstanding during the period	$40,000	$43,538	$116,000
Maximum month-end balance outstanding during the period	40,000	63,000	143,000
Weighted average rate:
During the period	4.81%	3.53%	3.17%
At end of period	4.81%	4.81%	3.43%

At December 31, 2007, all of our $40.0 million in repurchase agreements mature in 2008.

Junior Subordinated Notes Payable.    At December 31, 2007, we had outstanding $46.4 million in floating-rate junior subordinated notes payable to three wholly owned statutory business trusts. We issued the notes to the trusts in separate placements occurring in July 2002, May 2006 and December 2006. The trusts purchased the notes using the proceeds from private placements of trust preferred securities to unaffiliated third parties and from the issuance of common securities to BHBC.

The following table presents a summary of our junior subordinated notes payable outstanding at the dates indicated:

Junior Subordinated Notes Payable—Summary

	Year Ended December 31, 2007
	(Dollars in thousands)
Date of borrowing	7/11/2002	5/16/2006	12/28/2006
Amount of borrowing	$20,619	$20,619	$5,155
Interest terms (to be reset quarterly)	LIBOR + 3.65%	LIBOR + 1.55%	LIBOR + 1.78%
Interest rate at end of year	8.89%	6.43%	6.93%
Maturity date	10/7/2032	6/23/2036	3/6/2037
First date redeemable at par (quarterly thereafter)	7/07/2007	6/23/2011	3/6/2012

In January 2008, we redeemed at par $10.3 million of the junior subordinated notes payable due in October 2032.

The following table sets forth information related to our junior subordinated notes payable at and for the periods indicated:

Junior Subordinated Notes Payable—Amounts and Rates

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Average amount outstanding during the year	$46,393	$33,704	$20,619
Maximum month-end balance outstanding during the year	46,393	46,393	20,619
Weighted average rate:
During the period	8.64%	8.23%	7.21%
At end of period	7.58%	7.88%	7.80%

Asset Quality

We are exposed to certain credit risks related to the value of the collateral that secures loans and the ability and willingness of borrowers to repay their loans. We closely monitor our loans and foreclosed real estate for potential problems on a periodic basis.

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

Although we believe that we have established adequate allowances for loan losses as of December 31, 2007, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and DFI, as an integral part of their examination process, periodically review our allowance for loan losses and could require additional provisions for loan losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our results of operations.

For a complete discussion of our policies and procedures with respect to the allowance for loan losses, see “Critical Accounting Policies” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth information with respect to our allowance for loan losses by category of loan at the dates indicated:

Allocation of the Allowance for Loan Losses

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Allowance for loan losses:
Real estate – construction	$14,452	$1,354	$—	$—	$—
Real estate – mortgage	6,750	6,137	6,855	9,141	8,888
Other loans	96	37	35	1,294	29,888
Unallocated	584	449	399	348	—

Total allowance for loan losses	$21,882	$7,977	$7,289	$10,783	$38,776

Percentage of loans in each category to total loans:
Real estate – construction	66.0%	17.0%	—%	—%	—%
Real estate – mortgage	30.8	76.9	94.0	84.8	22.9
Other loans	0.5	0.5	0.5	12.0	77.1
Unallocated	2.7	5.6	5.5	3.2	—

Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%

Loan loss reserves for construction loans increased during 2007 due to specific reserves of $11.4 million for nonperforming construction loans as a result of a decrease in the fair market value of the collateral.

The following table sets forth the activity in the allowance for loan losses during the periods indicated.

Analysis of the Allowance for Loan Losses

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance, beginning of period	$7,977	$7,289	$10,783	$38,776	$47,955
Charge-offs:
Real estate – mortgage	(371)	(231)	(2,481)	(4)	(117)
Other loans (1)	(121)	(78)	(512)	(5,729)	(8,520)

Total charge-offs	(492)	(309)	(2,993)	(5,733)	(8,637)

Recoveries:
Real estate – mortgage	36	27	118	112	32
Other loans	12	23	8	37	36

Total recoveries	48	50	126	149	68

Net (charge-offs) recoveries	(444)	(259)	(2,867)	(5,584)	(8,569)

Amortization of fresh-start adjustment	(7)	(10)	(19)	(19)	(71)
Sale of loans	—	—	—	(22,741)	—
Reclassification to investor participant’s share	—	—	(567)	—	—
Provision for (recapture of) loan losses	14,356	957	(41)	351	(539)

Balance, end of period	$21,882	$7,977	$7,289	$10,783	$38,776

Ratio of net charge-offs during the period to average loans outstanding during the period	0.4%	0.0%	0.3%	0.7%	1.5%

(1)	Includes discounted loan charge-offs for 2003 and 2004 of $8,146 and $5,708, respectively.

Non-Performing Loans.    It is our policy to place a loan on non-accrual status when it is over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

The table below sets forth the delinquency status of our loans at the dates indicated.

Loan Delinquency Experience

	December 31,
	2007	2006	2005	2004	2003 (1)
	(Dollars in thousands)
Balance of delinquent loans:
31-60 days	$31,457	$2,032	$6,433	$2,570	$2,326
61-90 days	4,663	2,634	972	1,037	123
91 days or more (2)	20,934	677	5,875	8,559	5,816

Total loans delinquent	$57,054	$5,343	$13,280	$12,166	$8,265

Delinquent loans as a percentage of total loan portfolio:
31-60 days	3.1%	0.2%	0.7%	0.3%	0.4%
61-90 days	0.5	0.2	0.1	0.1	—
91 days or more (2)	2.1	0.1	0.6	0.9	0.9

Total	5.7%	0.5%	1.4%	1.3%	1.3%

(1)	Does not include discounted loans.
(2)	All loans delinquent over 90 days are on nonaccrual status.

Nonaccrual loans at December 31, 2007 were $29.9 million and increased primarily due to construction loans totaling $27.6 million. Two construction loans totaling $9.0 million were placed on nonaccrual status even though they were not delinquent 91 days or more.

Loans delinquent from 31 to 60 days at December 31, 2007 included an $8.9 million construction loan and an $8.0 million participation interest in a commercial real estate loan. The $8.9 million construction loan was delinquent as it had matured and at December 31, 2007 we were negotiating an extension of the loan with the borrower. We subsequently extended the loan maturity date to June 30, 2008 and the loan is current as of March 15, 2008. The loan in which we held the participation interest was past due at December 31, 2007 as a result of a billing error in December 2007 by the lead bank. This loan was brought current by the borrower in 2008.

Foreclosed Real Estate.    We carry our holdings of foreclosed real estate at the lower of the net carrying value of the underlying loan or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Declines in values of foreclosed real estate subsequent to acquisition are charged to income and recorded as a provision for losses. The following table sets forth the aggregate carrying value of our foreclosed real estate (by source of acquisition) at the dates indicated.

Foreclosed Real Estate by Loan Type

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans:
Single-family residential	$44	$99	$63	$1,953	$281
Multifamily residential	—	1,330	—	—	—
Commercial real estate	—	—	—	21	—
Other	—	13	9	—	52

Total	44	1,442	72	1,974	333
Allowance for losses	—	(865)	(10)	(205)	(66)

Foreclosed real estate owned, net	$44	$577	$62	$1,769	$267

Competition

We compete for loans primarily with other commercial banks, mortgage companies, commercial finance companies, and savings institutions. Competition has also increased as out-of-state financial institutions have recently entered the California market. Many of our competitors have greater financial strength, marketing capability and name recognition than we do, and operate on a statewide or nationwide basis. Due to our wholesale funding strategy, we do not compete with other financial institutions for retail deposits. In order to attract wholesale deposits, primarily CDs, we have to offer interest rates comparable to those interest rates offered nationwide by other financial institutions.

Supervision and Regulation

Banking is a highly regulated industry. Congress and the states have enacted numerous laws that govern banks, bank holding companies and the financial services industry, and have created several largely autonomous regulatory agencies that have authority to examine and supervise banks and bank holding companies, and to adopt regulations furthering the purpose of the statutes. The primary goals of the regulatory agencies are to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy. As a result, our financial condition and results of operation, and our ability to grow and engage in various business activities, can be affected not only by management decisions and general economic conditions, but the requirements of applicable federal and state laws, regulations and the policies of the various regulatory authorities.

These laws, regulations and policies are often under review by Congress, state legislatures and federal and state regulatory agencies. Changes in laws, regulations and policies can materially increase in the cost of doing business, limit certain business activities or materially and adversely affect competition between banks and other financial intermediaries. While it can be predicted that changes will occur, what changes, when they will occur, and how they will impact us cannot be predicted.

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

Under FDIC regulations, each insured depository institution is assigned to one of the following three capital groups for insurance premium purposes: “well capitalized,” “adequately capitalized” and “undercapitalized.” These capital groups are defined in the same manner as the regulations establishing the prompt corrective action system of the FDIA, as discussed under “Capital Adequacy Requirements” below. These three groups are then divided into subgroups that are based on supervisory evaluations by the institution’s primary federal regulator, resulting in nine assessment classifications. Assessment rates for BIF-insured banks range from five to seven basis points of insured deposits for well-capitalized banks with minor supervisory concerns to 43 basis points of insured deposits for undercapitalized banks with substantial supervisory concerns.

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

Capital Adequacy Requirements

The FRB and the FDIC have adopted similar, but not identical, “risk-based” and “leverage” capital adequacy guidelines for bank holding companies and insured banks, respectively. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, ranging from zero percent for risk-free assets (e.g., cash) to 100% for higher-risk assets (e.g., commercial loans). These risk weights are multiplied by corresponding asset balances to determine a risk-adjusted asset base. Certain off-balance sheet items, such as standby letters of credit, are added to the risk-adjusted asset base. The minimum required ratio of total capital to risk-weighted assets for both bank holding companies and insured banks is presently 8%. At least half of the total capital is required to be “Tier 1 capital,” consisting principally of common stockholders’ equity, a limited amount of perpetual preferred stock, and minority interests in the equity. The remainder, designated “Tier 2 capital,” may consist of a limited amount of subordinated debt, certain hybrid capital instruments, the remaining portion of trust preferred securities and other debt securities, preferred stock and a limited amount of the general loan loss allowance.

Our junior subordinated notes are considered regulatory capital for purposes of determining BHBC’s capital ratios. In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which required companies that have issued junior subordinated notes, such as ours, to deconsolidate the related entities and restate their balance sheets. However, the Board of Governors of the Federal Reserve System (“FRB”), BHBC’s banking regulator, continues to allow inclusion of junior subordinated notes in regulatory capital following the issuance of FIN 46R.

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

The ability of BHBC to continue to pay dividends will depend upon its cash resources. BHBC’s principal source of liquidity consists of proceeds received from the sale of its former loan subsidiary in 2004. In addition, the Bank paid dividends to its parent company, Wilshire Acquisitions Corporation (“WAC”), in 2006 and 2007 of $11.4 million and $19.6 million, respectively. WAC paid dividends to its parent, WFC, Inc., in 2006 and 2007 of $11.4 million and $9.6 million, respectively. WFC, Inc. paid dividends to its parent, BHBC in 2006 and 2007 of $11.4 million and $9.6 million. As a California-chartered bank, without the approval of the California DFI, the Bank may pay dividends in an amount which does not exceed the lesser of its retained earnings or its net income for the last three fiscal years. Under regulations of the FDIC, the Bank may not make a capital distribution without prior approval of the FDIC if it would be undercapitalized, significantly undercapitalized or critically undercapitalized under the prompt corrective action rules.

Community Reinvestment Act

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

In the most recently completed CRA compliance examination conducted in October 2007, the Bank received a rating of “Substantial Noncompliance.” Due to the recent examination, the Bank was required to develop and submit a CRA Plan to the FDIC by March 2008 to address the performance deficiencies. The CRA Plan was submitted in March 2008. The Bank is also required to submit quarterly reports to the FDIC detailing the Bank’s progress in improving its CRA performance. To adequately address these issues, the Bank has hired a full-time CRA Officer.

USA PATRIOT Act and Anti-Money Laundering Compliance

The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws, including the Bank Secrecy Act. The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputation consequences for the Company and the Bank.

The Sarbanes-Oxley Act

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002. This act requires executive certification of financial presentations and increased the requirements for board audit committees and their members. The Company has also had to enhance its disclosure of controls and procedures and internal control over financial reporting.

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

ITEM 1A. Risk Factors

We are subject to a number of business risks that may adversely impact our financial position or results of operations. These risks could make our common stock a speculative investment. We believe that the following factors represent the most significant risks to our future financial performance.

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

We establish allowances for loan losses against each segment of our loan portfolio. At December 31, 2007, our allowance for loan losses equaled 2.2% of our total loans. Although we believe that we have established adequate allowances for loan losses as of December 31, 2007, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the FDIC and DFI, as an integral part of their examination processes, periodically review our allowance for loan losses and could require additional provisions for loan losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for loan losses would adversely affect our financial condition and results of operations.

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

At December 31, 2007, approximately 51% unpaid principal balance of our loans were collateralized by real estate located in California, and no more than 10% of our loans were collateralized in any other state. Because of this concentration, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.

An increasing portion of our loan portfolio consists of construction loans to developers for properties for resale to unidentified buyers.

At December 31, 2007, we had outstanding construction loans to developers for multi-family and commercial properties for sale (or lease) totaling $153.2 million, representing 15.3% of our loan portfolio, and additional commitments for these projects in the amount of $100.6 million. These types of loans generally have greater risks than loans on completed residential and commercial properties. A construction loan generally does not cover the full amount of the construction costs; however, the borrower’s equity is required at loan closing. Risks include price increases, delays and unanticipated difficulties that may materially increase these costs, which are typically borne by the borrower. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

Recent negative developments in the financial industry and U.S. and global credit markets may impact our operations and results.

Negative developments in the latter half of 2007 in the subprime mortgage market and the securitization markets for such loans have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing in 2008. Commercial, as well as consumer, loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

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

At December 31, 2007, we had net deferred tax assets totaling $28.3 million. This amount includes $25.7 million in anticipated tax savings that would result from the future usage of $75.5 million in available federal net operating loss (NOL) carryforwards. However, the maximum amount of NOL carryforward we may utilize in any year is limited to $6.0 million, as a result of our “ownership change” within the meaning of Section 382 of the Internal Revenue Code in 2002. Therefore, to fully utilize this NOL, we must earn an average of at least $6.0 million in taxable income per year through the year ended December 31, 2020, at which date the NOL carryforward will expire. There can be no assurance that we will generate sufficient taxable income in the next 13 years to enable us to utilize all of our available NOL. If at any time it appears more likely than not that we will not be able to realize this deferred tax asset, we would be required to increase the valuation allowance against the asset and record a corresponding charge to current earnings. This would have an adverse effect on our financial condition and results of operations.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The headquarters of BHBC and the Bank are located in Calabasas, California, where we lease approximately 16,500 square feet of office space pursuant to a lease agreement expiring in August 2014. This space includes our branch facility which opened in March 2005.

We believe that our facilities are suitable and adequate for its present business purposes and for the foreseeable future.

ITEM 3. Legal Proceedings

The Company was involved in litigation with its former loan servicing subsidiary, Wilshire Credit Corporation (“WCC”), and WCC’s parent, Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”), which purchased WCC from the Company in April 2004. Beginning in June 2005, WCC demanded that the Company reimburse WCC for certain costs purportedly incurred by WCC in connection with WCC’s performance under one of its loan servicing contracts. The Company disagreed that it was liable for such costs. To resolve this dispute, in July 2005, the Company filed a complaint for declaratory relief against WCC and Merrill Lynch. The complaint sought, among other things, a declaration that the Company had no obligation to reimburse WCC for those costs, and that if such an obligation was found to exist, it was for a substantially lesser amount than that claimed by WCC. In September 2005, Merrill Lynch filed a cross-complaint against the Company alleging breach of contract. Merrill Lynch claimed that WCC had incurred and would continue to incur costs totaling approximately $3.7 million. In January 2008, a jury found that the Company had no liability to WCC and Merrill Lynch relating to the claims being litigated.

The Company has contractually agreed to indemnify Merrill Lynch for claims asserted against WCC by third parties arising out of acts taken by WCC prior to its sale on April 30, 2004. The indemnity is for settlements of judgments paid and for defense costs, and is for amounts which, in the aggregate, exceed $2.0 million. Merrill Lynch has notified the Company of a number of claims that have been or are being asserted against WCC, and for which Merrill Lynch is seeking indemnity from the Company. As of December 31, 2007, the total payments and defense costs of such claims which Merrill Lynch has formally tendered to the Company were approximately $1.5 million. Although the Company expects that Merrill Lynch will demand indemnity for additional costs and expenses, it is probable that the total claims for which Merrill Lynch asserts the Company is responsible will surpass the $2.0 million threshold and this potential liability has been accrued for by the Company.

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

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BHBC’s Common Stock trades under the symbol “BHBC” and is traded on the Nasdaq Global Select Market. At February 15, 2008, there were 70 holders of record of our Common Stock.

The following table sets forth the range of high and low sales prices of the Common Stock and the cash dividends declared per share for the periods indicated:

	Sales Prices		Cash Dividends Declared
Period	High	Low
Year ended December 31, 2007:
Fourth Quarter	$6.33	$4.99	$0.125
Third Quarter	$7.88	$6.14	$0.125
Second Quarter	$7.89	$6.60	$0.125
First Quarter	$8.07	$7.21	$0.125

Year ended December 31, 2006:
Fourth Quarter	$8.94	$7.98	$0.125
Third Quarter	$9.27	$7.89	$0.125
Second Quarter	$10.60	$8.97	$0.125
First Quarter	$10.80	$10.22	$0.125

BHBC has paid regular quarterly dividends of $0.125 per share, or $0.50 annually, since the second quarter of 2004. BHBC will not pay a quarterly dividend in the first quarter of 2008. Although the payment of future dividends will be evaluated and determined on a quarterly basis, dividend payments are not currently contemplated for 2008. As discussed earlier, BHBC’s ability to pay dividends is subject to regulation by California General Corporation Law and the FRB.

PERFORMANCE GRAPH

The following graph shows the stockholder return on the Company’s common stock based on the market price of the common stock assuming the reinvestment of dividends, with the cumulative total returns for the S&P 500 and a peer group of other banks in California. This graph is historical only and may not be indicative of possible future performance of the common stock.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Beverly Hills Bancorp Inc.	100.00	181.82	318.11	342.88	289.85	194.16
S&P 500	100.00	128.68	142.69	149.70	173.34	182.86
Peer Group*	100.00	160.09	223.11	221.87	250.45	124.22

*	Peer Group: First California Financial Group, Inc. (FCAL), First Regional Bancorp (FRGB), Imperial Capital Bancorp, Inc. (IMP), Provident Financial Holdings, Inc. (PROV) and Vineyard National Bancorp (VNBC).

Source : SNL Financial LC, Charlottesville, VA, (434) 977-1600, www.snl.com

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per-share amounts)
Statements of Operations Data:
Total interest income	$103,135	$88,167	$77,397	$60,041	$46,527
Total interest expense	72,359	55,172	38,343	26,494	23,685

Net interest income	30,776	32,995	39,054	33,547	22,842
Provision for (recapture of) loan losses	14,356	957	(41)	351	(539)

Net interest income after provision for (recapture of) loan losses	16,420	32,038	39,095	33,196	23,381
Other income	2,286	10,036	1,832	1,462	661
Other expenses	17,822	16,324	15,351	16,241	18,111

Income from continuing operations before income tax provision	884	25,750	25,576	18,417	5,931
Income tax provision	388	10,940	10,524	4,585	2,539

Income from continuing operations	496	14,810	15,052	13,832	3,392
Discontinued operations:
Income from operations of discontinued segment (including gain on sale of $21,716 in 2004)	—	—	—	22,200	5,726
Income tax provision	—	—	—	9,307	2,231

Income from discontinued operations	—	—	—	12,893	3,495

Net income	$496	$14,810	$15,052	$26,725	$6,887

Earnings per share – basic:
Income from continuing operations	$0.03	$0.73	$0.71	$0.67	$0.18
Discontinued operations	—	—	—	0.62	0.19

Net income	$0.03	$0.73	$0.71	$1.29	$0.37

Earnings per share – diluted:
Income from continuing operations	$0.03	$0.72	$0.70	$0.65	$0.17
Discontinued operations	—	—	—	0.60	0.17

Net income	$0.03	$0.72	$0.70	$1.25	$0.34

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per-share amounts)
Financial Condition Data:
Cash and cash equivalents	$12,964	$27,005	$20,954	$15,526	$16,739
Portfolio assets:
Mortgage-backed and other investment securities	430,625	479,572	356,008	330,937	258,005
Loans and discounted loans, net	979,948	1,041,883	949,823	917,743	614,624
Real estate owned, net	44	577	62	1,769	267

Total portfolio assets	1,410,617	1,522,032	1,305,893	1,250,449	872,896
Total assets	1,500,114	1,623,836	1,403,739	1,335,623	975,282
Deposits	637,471	850,890	604,649	541,960	473,409
Short-term borrowings	—	20,000	—	—	—
Repurchase agreements	40,000	40,000	63,000	120,000	88,000
FHLB advances	611,000	496,337	530,837	474,837	249,337
Long-term investment financing	—	—	—	—	681
Junior subordinated notes payable to trusts	46,393	46,393	20,619	20,619	20,619
Stockholders’ equity	148,108	155,438	173,870	171,062	125,483

	Year Ended December 31,
	2007	2006	2005	2004	2003
Financial Ratios and Other Data:
Return on average assets	0.03%	1.02%	1.08%	2.22%	0.80%
Return on average equity	0.31%	8.93%	8.70%	19.31%	6.55%
Average interest yield on total loans and discounted loans	7.43%	6.99%	6.41%	5.64%	6.31%
Net interest spread (1)	1.63%	2.02%	2.66%	2.59%	2.34%
Net interest margin (2)	2.01%	2.38%	2.94%	2.88%	2.76%
Ratio of earnings to fixed charges (3):
Including interest on deposits	1.01	1.47	1.67	1.70	1.25
Excluding interest on deposits	1.03	2.10	2.23	2.31	1.48
Long-term debt to total capitalization (4)	0.81	0.78	0.76	0.74	0.69
Total financial liabilities to equity	8.46	9.45	7.07	6.81	6.78
Dividend payout ratio (5)	1,666.67%	69.44%	71.43%	57.69%	—
Average equity to average assets	9.95%	11.42%	12.40%	11.50%	12.24%
Non-performing loans to loans at end of period (6)	2.99%	0.15%	0.62%	0.92%	0.95%
Allowance for loan losses to total loans at end of period	2.19%	0.76%	0.77%	1.16%	5.96%

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Operating Data:
Investments and originations:
Loan purchases	$10,082	$88,660	$142,814	$149,652	$86,930
Loan originations	246,339	248,749	118,989	289,353	206,042
Mortgage-backed and other investment securities	34,922	197,621	126,828	238,407	151,830

Total	291,343	535,030	388,631	677,412	444,802
Repayments	(362,081)	(318,672)	(323,989)	(259,314)	(312,411)
Loan sales	(24,999)	—	—	(369)	(8,072)
Net change in portfolio assets	(111,415)	216,139	55,444	377,553	105,802

(1)	Net interest spread represents average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by total average interest-earning assets.
(3)	The ratios of earnings to fixed charges were computed by dividing (x) income from continuing operations before income taxes plus fixed charges by (y) fixed charges. Fixed charges represent total interest expense, including and excluding interest on deposits, as applicable.
(4)	Total capitalization equals long-term debt plus equity.
(5)	Dividend payout ratio represents declared dividends per share divided by diluted income from continuing operations per share.
(6)	Non-performing loans include all loans that have been placed on non-accrual status by the Company. Loans are placed on non-accrual status when they became past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Discounted loans are not included in non-performing loans for the year ended December 31, 2003.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Beverly Hills Bancorp Inc. (“BHBC”) and the notes thereto included elsewhere in this filing. References in this filing to the “Company,” “we,” “our,” and “us” refer to Beverly Hills Bancorp Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

OVERVIEW

Beverly Hills Bancorp Inc. is a financial holding company that conducts primarily banking and lending operations in southern California and surrounding states through its bank subsidiary, First Bank of Beverly Hills (the “Bank” or “FBBH”). Our business strategy is focused on the growth and profitability of the Bank through (1) originations and purchases of income property and construction loans and (2) investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. The Bank is a California state chartered commercial bank, and its primary regulator is the California Department of Financial Institutions (“DFI”). As an insured institution, the Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”).

Our net income for the year ended December 31, 2007 was $0.5 million, or $0.03 per diluted share, compared with $14.8 million, or $0.72 per diluted share, for the year ended December 31, 2006. The pre-tax earnings for 2007 were $24.9 million below the 2006 per-tax earnings due to a $13.4 million increase in the provision for loan losses, a $2.2 million reduction in net interest income and a goodwill impairment charge in 2007 of $3.1 million. The year 2007 results also reflect a $0.7 million increase in other operating income and a $1.6 million decrease in other operating expenses. The results for 2006 included a pre-tax gain of $8.5 million on the sale of our Beverly Hills branch.

Our stockholders’ equity decreased by $7.3 million for the year ended December 31, 2007 to $148.1 million, or $7.87 book value per diluted share. This decrease was due to declared cash dividends of $9.4 million, which were offset by net earnings of $0.5 million, net after-tax unrealized gains of $1.1 million on the portfolio of available-for-sale securities, a $0.3 million increase in paid-in capital representing stock-based compensation expense, and a $0.2 million increase in paid-in-capital relating to exercise of stock options.

The U.S. and global financial markets have experienced significant disruptions in recent months, due largely to a downturn in the housing market. Interest rates on many subprime mortgage loans have reset, causing borrowers to delay payments or default on their loans. The significant increase in foreclosure activity and rising interest rates during the first half of 2007 depressed housing prices further as problems in the subprime markets spread to the near-prime and prime mortgage markets. The recent housing market crisis has also forced many institutions that held large amounts of financial hybrid paper to liquidate their assets and were forced to sell them at liquidation discounts. This has created extremely unfavorable market conditions that have resulted in greater volatility, less liquidity, widening credit spreads, and has pulled back many investors from purchasing mortgage-backed securities.

In light of these unprecedented challenges faced by the financial services industry, we want to reinforce that the Bank does not originate or have subprime residential mortgage loans nor does the Company hold investments backed by subprime residential mortgage loans in its available-for-sale portfolio. We have been monitoring and will continue to vigilantly monitor our loan portfolio on a loan-by-loan basis. Overall, we believe our loan portfolio is sound. We further believe that the principal and interest related to our investment portfolio are collectible in the future and that we have the financial resources and the intent to hold investment securities with unrealized losses until their market values recover to cost.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including, but not limited to, those related to allowances for loan losses, other than temporary impairment in the market values of investment securities, the realizability of deferred tax assets, and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Mortgage-Backed and Other Investment Securities Available for Sale.    The Company’s mortgage-backed and other investment securities available for sale are reported at their current fair market value. The fair values of the Company’s investment securities are generally determined by quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has evaluated the methodologies used to develop the resulting fair values. The Company evaluates the market prices for reasonableness by comparing the market prices with prices from another independent pricing service provider. If the change in market value is considered temporary, the unrealized holding gains and losses are reported net of tax, when applicable, as a separate component of accumulated other comprehensive income in stockholders’ equity. In the event of a decline in market value, management must evaluate whether the decline is temporary in nature or other than temporary. In making this evaluation, management must consider certain factors, including (a) whether we have the ability and intent to hold the investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and (b) whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Declines that are considered other than temporary are reflected as “Market valuation losses and impairments” in the consolidated statements of operations. Our portfolio of mortgage-backed and other investment securities available for sale represented more than 27% of our total assets as of December 31, 2007. Consequently, fluctuations in the securities’ values can have a significant impact on our financial condition and results of operations.

Allowance for Loan Losses.    We maintain an allowance for loan losses at a level we believe is adequate to absorb estimated losses inherent in the loan portfolios. The allowance is increased by provisions for loan losses charged against operations, recoveries of previously charged off loans, and allocations of discounts on purchased loans, and is decreased by loan charge-offs. Loans are charged off when they are deemed to be uncollectible.

We use our internal asset review system to evaluate its loan portfolio and to classify loans as pass, special mention, substandard, substandard well-secured, doubtful or loss. These terms correspond to varying degrees of risk that the loans will not be collected in part or in full. The frequency at which a specific loan is subjected to internal asset review depends on the type and size of the loan and the presence or absence of other risk factors, such as delinquency and changes in collateral values. The allowance for loan losses consists of general valuation allowances (“GVAs”), which are derived from our loss migration factors and other qualitative factors. Specific valuation allowances (“SVAs”) are established for impaired loans, and are equal to the excess of the unpaid principal balance over the fair value of the collateral for each impaired loan.

GVAs are based on loss migration factors that are updated each quarter. GVAs, however, consist primarily of qualitative adjustments which we evaluate after consideration of certain credit risk characteristics. These risk characteristics include, but are not limited to, the following: our historical and recent loss experience in its portfolios; the volume, severity and trend of non-performing assets; the extent to which refinances or loan modifications are made to maintain loans in a current status; known deterioration in credit concentrations or certain classes of loans; loan to value ratios of real estate-secured loans; risks associated with specific types of collateral; the quality and effectiveness of the lending policy, loan purchase policy, internal asset review policy, charge-off, collection and recovery policies; current and anticipated conditions in the general and local economies which might affect the collectability of our asset; anticipated changes in the composition or volume of the loan portfolio; and reasonableness standards in accordance with regulatory agency policies. The evaluation of the inherent loss with respect to these risk characteristics is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. Apart from the qualitative adjustment, management currently maintains a risk-modeling reserve in the range of 3% to 6% of the total estimated allowance for loan losses, due to the inherent risk associated with the imprecision in estimating the allowance.

To assess the adequacy of our allowance for loan losses, the portfolio is segmented into three components: impaired loans, homogeneous loans, and non-homogeneous loans.

•

In determining which loans are impaired, we apply Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan. Our impaired loans include all loan types classified as substandard, doubtful or loss (including loans which may have been upgraded but which are troubled debt restructurings). SVAs are measured on a loan-by-loan basis utilizing either the discounted cash flow or fair market value approaches, as defined under SFAS No. 114.

•

Homogeneous loans have been defined as loans secured by one to four single-family residences, mobile home loans and consumer loans, and are analyzed for impairment collectively by their respective loan group. GVA loss estimates are measured utilizing our loss migration factors.

•

Non-homogeneous loans include the following loan types: multifamily, commercial real estate, “bridge” loans, construction loans, land loans and commercial unsecured. The non-homogeneous loans are analyzed individually for impairment. GVA loss estimates are measured utilizing our loss migration factors. A loss horizon of seven years has been developed with the objective of achieving loss data to capture a full business cycle.

When we increase the allowance for loan losses, we record a corresponding increase to the provision for loan losses in the statement of operations. The DFI and FDIC, as part of their examination process, periodically review our allowance for losses and the carrying values of our assets. There can be no assurance that the DFI or FDIC will not require additional reserves following future examinations.

Income Taxes.    At December 31, 2007 we had a total gross deferred tax asset of $36.2 million. This asset represents the tax effect of future deductible or taxable amounts and is attributable to net operating loss carryforwards and also to temporary differences between amounts that have been recognized in the financial statements and amounts that have been recognized in our income tax returns. In accounting for the deferred tax assets, we apply SFAS No. 109, Accounting for Income Taxes, which requires, among other things, that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

As of December 31, 2007, we evaluated the positive and negative evidence regarding the future realization of the deferred tax assets. Pursuant to this evaluation, we concluded that the available objective positive evidence regarding our ability to generate future federal taxable income substantially outweighed the available objective negative evidence regarding future federal taxable income. We also concluded that the objective negative evidence regarding the ability to generate certain future state taxable income outweighed the available objective positive evidence regarding certain future state taxable income, due primarily to the curtailment of our operations in the state of Oregon following the sale of WCC. As a result, we believe it is more likely than not that a substantial amount of our deferred tax asset will be realized in future years. Consequently, we believe that as of

December 31, 2007, that the only valuation allowance required is approximately $7.9 million related to net operating loss carryforwards in Oregon and certain other states. As portions of the deferred tax asset are realized and the valuation allowance is reduced, the related benefits, to the extent they related to our post-reorganizational period, are recorded as a deferred tax benefit in our consolidated statements of operations. As benefits relating to our pre-reorganizational period are realized, they are recorded as a direct increase to stockholders’ equity.

The net deferred tax asset of $28.3 million is reported as an asset in our consolidated statement of financial condition as of December 31, 2007. However, there can be no assurance that the amount, if any, that we ultimately realize will not differ materially from our assessment.

We adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Pursuant to FIN 48, we examine our financial statements, income tax provision, and federal and state income tax returns and analyze our tax positions, including permanent and temporary differences, as well as the major components of income and expense to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

There was no effect on the financial statements upon adoption of FIN 48. We did not have any unrecognized tax benefits as a result of uncertainty at or during the year ended December 31, 2007. It is our policy to record any penalties or interest arising from the application of federal or state income taxes as other expense. There were no penalties or interest paid during the year ended December 31, 2007.

Newly Issued Accounting Standards.    For a discussion of new accounting pronouncements and their expected impact on the Company’s consolidated financial statements, refer to Note 1—“Recent Accounting Pronouncements” in the accompanying Notes to the Consolidated Financial Statements included elsewhere in this report.

RESULTS OF OPERATIONS—2007 COMPARED TO 2006

Interest Income

A significant portion of our consolidated earnings arises from net interest income, which is the difference between interest income earned and interest expense incurred. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the degree of mismatch in the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities.

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

Interest-Earning Assets and Interest-Bearing Liabilities

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Weighted Average Yield/ Rate	Average Balance	Interest	Weighted Average Yield/ Rate	Average Balance	Interest	Weighted Average Yield/ Rate
Assets:
Mortgage-backed securities	$444,622	$23,244	5.23%	$374,394	$18,483	4.94%	$335,128	$14,753	4.40%
Loans, net of unaccreted discounts/ unamortized premium (1)	1,052,530	78,191	7.43%	966,479	67,527	6.99%	950,140	60,895	6.41%
Federal funds and other investments	34,244	1,700	4.96%	43,926	2,157	4.91%	42,793	1,749	4.09%

Total interest-earning assets	1,531,396	103,135	6.73%	1,384,799	88,167	6.37%	1,328,061	77,397	5.83%

Non-interest earning cash	565			1,698			2,082
Allowance for loan losses	(8,876)			(7,280)			(8,337)
Other assets	73,393			73,060			73,994

Total assets	$1,596,478			$1,452,277			$1,395,800

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Savings, NOW and money market accounts	$9,654	$378	3.92%	$55,619	$1,888	3.39%	$111,134	$2,974	2.68%
Certificates of deposit	738,160	38,226	5.18%	652,875	29,814	4.57%	452,601	14,649	3.24%

Total interest-bearing deposits	747,814	38,604	5.16%	708,494	31,702	4.47%	563,735	17,623	3.13%
Short-term borrowings	7,834	563	7.19%	712	50	7.02%	—	—	—
Repurchase agreements	40,000	1,952	4.81%	43,538	1,539	3.53%	116,000	3,681	3.17%
FHLB advances	577,445	27,233	4.72%	482,068	19,108	3.96%	508,298	15,552	3.06%
Other borrowings	46,393	4,007	8.64%	33,704	2,773	8.23%	20,619	1,487	7.21%

Total interest-bearing liabilities	1,419,486	72,359	5.10%	1,268,516	55,172	4.35%	1,208,652	38,343	3.17%

Noninterest-bearing deposits	1,363			4,857			4,375
Other liabilities	16,708			13,023			9,742

Total liabilities	1,437,557			1,286,396			1,222,769
Stockholders’ equity	158,921			165,881			173,031

Total liabilities and stockholders’ equity	$1,596,478			$1,452,277			$1,395,800

Net interest income		$30,776			$32,995			$39,054

Net interest spread (2)			1.63%			2.02%			2.66%
Net interest margin (3)			2.01%			2.38%			2.94%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.88%			109.17%			109.88%

(1)	The average balances of the loan portfolio include discounted loans and non-performing loans, on which interest is recognized on a cash basis.
(2)	Net interest spread represents the weighted-average yield on interest-earning assets minus the weighted-average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total average interest-earning assets.

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

Changes in Net Interest Income

	Year Ended December 31,
	2007 v. 2006			2006 v. 2005
	Increase Rate	Increase (Decrease) Volume	Net Change	Increase Rate	Increase (Decrease) Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Mortgage-backed securities	$1,139	$3,622	$4,761	$1,898	$1,832	$3,730
Loans	4,429	6,235	10,664	5,570	1,062	6,632
Federal funds and other investments	23	(480)	(457)	361	47	408

Total interest-earning assets	5,591	9,377	14,968	7,829	2,941	10,770

Interest-bearing liabilities:
Savings, NOW and money market accounts	252	(1,762)	(1,510)	659	(1,745)	(1,086)
Certificates of deposit	4,260	4,152	8,412	7,302	7,863	15,165

Total interest-bearing deposits	4,512	2,390	6,902	7,961	6,118	14,079
Short-term borrowings	1	512	513	—	50	50
Repurchase agreements	547	(134)	413	379	(2,521)	(2,142)
FHLB advances	3,978	4,147	8,125	4,394	(838)	3,556
Other borrowings	144	1,090	1,234	234	1,052	1,286

Total interest-bearing liabilities	9,182	8,005	17,187	12,968	3,861	16,829

(Decrease) increase in net interest income	$(3,591)	$1,372	$(2,219)	$(5,139)	$(920)	$(6,059)

Our net interest income was $30.8 million for 2007, compared with $33.0 million for 2006. This decrease was due to a decline in our net interest margin, as average interest earning assets in 2007 were approximately $146.6 million above the average interest earning assets in 2006.

Our net interest margin was 2.01% for 2007, compared with 2.38% for 2006. The 37 basis point decline in the margin was primarily the result of the increase in market interest rates during 2006 and the first half of 2007. Our balance sheet is structured such that our interest bearing liabilities reprice more frequently than our interest earning assets. This liability-sensitive balance sheet generally results in a declining net interest margin as interest rates rise. Our weighted average cost of interest bearing liabilities increased by 75 basis points to 5.10% for the year ended December 31, 2007, compared with 4.35% for the year ended December 31, 2006. This increase in the cost of funds compares with a 36 basis point increase in our interest-earning assets yield from 6.47% for 2006 to 6.73% for 2007. Our cost of funds also increased in 2007 as we became more dependent on wholesale deposits and FHLB advances than retail deposits. During 2007, the maturity terms of our FHLB advances and brokered CDs were generally less than one year. We expect the margin compression to be lessened as market interest rates declined in the fourth quarter of 2007 and into 2008.

Interest income on mortgage-backed securities was $23.2 million for 2007, compared with $18.5 million for 2006. The increase in 2007 reflects both an increase in yields and a higher average earning-asset balance.

Although the balance of our mortgage-backed securities at the end of 2007 was lower than the prior year-end, the average balance for 2007 was $70.2 million above the 2006 average balance. The higher average balance in 2007 was due to security purchases of $197.6 million in 2006. The average yield on mortgage-backed securities increased 29 basis points from 4.94% for 2006 to 5.23% for 2007. The higher average yield resulted from the 2006 security purchases occurring in a rising interest rate environment. The higher interest rate environment also reduced the premium amortization as the expected lives of the securities were extended.

Interest income on loans was $78.2 million for 2007, compared with $67.5 million for 2006. This increase was due primarily to a 44-basis point increase in the weighted-average yield on our loans and an $86.1 million increase in average loan balances from 2006 to 2007. The increase in the average balances was due to substantial loan originations and purchases in the fourth quarter of 2006 which did not fully affect the yearly average loan balances until 2007. The average loan yield increased during 2007 as market interest rates increased, and loans with initial fixed rates for three or five years reached the initial rate reset date and converted to fully adjustable loans. The yield was also enhanced by the increase in construction and land loans which generally have higher margins and loans fees than permanent commercial real estate and multifamily mortgage loans.

Interest expense on deposits was $38.6 million for 2007, compared with $31.7 million for 2006. This increase was due to both a 69-basis point increase in the average cost of our interest-bearing deposits and a $39.3 million increase in the average balance of interest-bearing deposits during the year. The higher average cost of funds in 2007 was mainly due to an increase in market interest rates, which raised our cost of deposits as we increased our reliance on wholesale deposits in the fourth quarter of 2006 after the sale of the Beverly Hills branch. We began utilizing FHLB advances as our primary funding source during 2007 due to its lower funding cost as compared with brokered CDs. The proportion of CDs to total interest-bearing deposits increased to an average of 98.7% for 2007, compared with an average of 92.1% for 2006.

Interest expense on repurchase agreements and FHLB advances totaled $29.2 million for 2007, compared with $20.6 million for 2006. This increase was due to a higher market interest rates and an increased utilization of FHLB advances during 2007. Due to the increase in market interest rates during 2006 and the first half of 2007, the cost of our repurchase agreements increased by 128 basis points, from 3.53% in 2006 to 4.81% in 2007, and the cost of our FHLB advances increased by 76 basis points, from 3.96% to 4.72% over the same periods. Average FHLB advances increased by $95.4 million from 2006 to 2007, as FHLB advances were the primary funding source in 2007 due to their lower cost relative to brokered CDs. The average balance of repurchase agreements declined by $3.5 million from 2006 to 2007 as we effected no repurchase agreement transactions during 2007.

Interest expense on our junior subordinated notes payable was $4.0 million 2007, compared with $2.8 million for 2006. This increase in interest expense was primarily due to a $12.7 million increase in average borrowing balances during 2007. The average balance was higher in 2007 due to a $20.6 million note issued in May 2006 and a $5.2 million note issued in December 2006. Although the 3-month LIBOR rate declined in the fourth quarter of 2007, the average cost of the junior subordinated notes payable in 2007 was 41 basis points higher than the average cost for the prior year as the 3-month LIBOR rate increased throughout 2006.

Provision for Loan Losses

Provision for losses on loans is charged to operations to maintain an allowance for losses on the loan portfolio at a level that we believe is adequate based on an evaluation of the inherent risks in the portfolio. Our evaluation is based on an analysis of the loan portfolio, historical loss experience, credit concentrations, current economic conditions and trends, the effects of interest rate changes on collateral values, and other relevant factors. Specific reserves are established for impaired loans when the fair value of the collateral for each impaired loan is less than the unpaid principal balance of the loan. We currently intend to maintain an unallocated allowance in the range of 3% to 6% of the estimated allowance for loan losses, excluding specific reserves, due to the inherent risk associated with the imprecision in estimating the allowance.

We recorded a provision for loan losses of $14.4 million for 2007, compared with a provision for loan losses of $957,000 for 2006. The increase in the provision primarily reflects specific reserves totaling $11.4 million for nonperforming construction loans due to a decrease in the fair market value of the collateral.

Other Income

Our other income was $2.3 million for 2007, compared with $10.0 million for 2006. Other income for 2006 included an $8.5 million pre-tax gain on the sale of our Beverly Hills branch. FHLB stock dividend income increased $220,000 to $1.6 million as we increased our holdings of FHLB stock. Stock in the FHLB at December 31, 2007 and 2006 was $31.9 million and $29.0 million, respectively. Other income for 2007 also included $400,000 pursuant to a settlement agreement with a former officer.

Other Expenses

Compensation and employee benefits expense totaled $7.2 million for 2007, compared with $7.1 million for 2006. This increase was due primarily to stay bonus expense of $803,000 in 2007. In June 2007, the Company approved stay bonus agreements totaling $2.1 million for certain executive officers and employees. These employees are entitled to receive the stay bonus payment if they are employees either 60 days after a change in control (as defined in the agreement) or on December 31, 2008. Accordingly, the stay bonus payments are being accrued on a straight-line basis to December 2008.

Our legal expenses declined by $1.0 million from 2006 to $581,000 for 2007. In 2006, we incurred significant litigation-related costs in connection with our disputes with a former officer of the Company, and our former loan servicing subsidiary, Wilshire Credit Corporation, and its parent company, Merrill Lynch. The Company did not incur a similar level of legal costs in 2007 as the matter with the former officer was resolved in 2006. We did not incur significant costs in our dispute with WCC during 2007 as this matter went to trial in 2008. In January 2008, a jury found that the Company had no liability to WCC and Merrill Lynch relating to the claims being litigated.

Occupancy expenses were $600,000 for 2007, compared with $930,000 for 2006. The reduction in expense from 2006 was due to the sale of the Beverly Hills branch in November 2006.

Real estate owned expenses declined by $566,000 from 2006 to 2007. Writedowns on properties acquired through foreclosure totaled $289,000 in 2007, and included $266,000 on a multi-family property in Texas. We also incurred $166,000 in operating expenses for the foreclosed properties. Expenses for 2006 included an $865,000 writedown on the Texas multi-family property.

We evaluate goodwill for impairment on an annual basis. Our evaluation as of March 31, 2007 indicated that no impairment existed. Due to the significant decline in the price of our common stock during the fourth quarter of 2007, we reevaluated goodwill for impairment at year-end. We concluded that the fair value of the Company was below the carrying value and that goodwill was impaired. Accordingly, the goodwill of $3.1 million was written-off in 2007.

Other general and administrative expenses were $1.8 million for 2007, compared with $1.4 million for 2006. Marketing and business travel costs for 2007 declined $172,000 from the prior year as the Company generally focused its lending efforts on direct loan originations in California rather than nationwide loan originations and purchases. Expenses in 2006 included a bonus payment to our legal counsel for work completed on a legal matter and costs associated with the 2006 stock tender offer.

RESULTS OF OPERATIONS—2006 COMPARED TO 2005

Our net interest income was $33.0 million for 2006, compared with $39.1 million for 2005. This decrease was due primarily to a decline in our net interest margin, as the net interest earning assets in 2006 were comparable to those in 2005.

Our net interest margin was 2.38% for 2006, compared with 2.94% for 2005. This decline in the margin was primarily the result of the increase in market interest rates from 2005 to 2006. Because our interest bearing liabilities reprice more frequently than our interest earning assets, our net interest margin tends to decrease as interest rates rise. As a result, our weighted average cost of interest bearing liabilities increased by 118 basis points to 4.35% for the year ended December 31, 2006, compared with 3.17% for the year ended December 31, 2005. In contrast, our yield on interest-earning assets increased by only 54 basis points, to 6.37% for 2006 compared with 5.83% for 2005. We anticipate that the net interest margin may narrow further in future periods if the treasury yield remains relatively flat. In addition, the sale of the Beverly Hills branch may cause a reduction in the net interest margin, due to our reduced retail presence and our increasing reliance on higher-costing brokered deposits.

Interest income on mortgage-backed securities was $18.5 million for 2006, compared with $14.8 million for 2005. The increase in 2006 reflects both an increase in yields and a higher average earning-asset balance. The higher yields, which were precipitated by rising market interest rates, extended the expected lives of the securities and reduced the amortization of premiums. As a result, our yield on mortgage-backed securities increased by 54 basis points, from 4.40% for 2005 to 4.94% for 2006. The increase in the average investment balance from 2005 to 2006 reflects our purchase of $117.9 million in mortgage-backed securities in the second quarter of 2006, in addition to an increase in mortgage-backed securities throughout 2005.

Interest income on loans was $67.5 million for 2006, compared with $60.9 million for 2005. This increase was due primarily to a 58-basis point increase in the weighted-average yield on our loans, from 6.41% for 2005 to 6.99% for 2006, reflecting the continuing increase in market interest rates. Our adjustable-rate loans (including loans with an initial fixed rate for 3 or 5 years which subsequently convert to adjustable-rate) comprised between 85-88% of our total loans for 2006, and therefore our portfolio was highly sensitive to interest rate fluctuations. The higher yield in 2006 was also a result of our expansion into construction loans, which had a weighted-average yield of 9.31% for the year. To a lesser extent, the increase in loan interest income was due to a $16.3 million increase in the average balance of loans from 2005 to 2006. This increase in average loan volume reflects the moderate growth in our loan portfolio throughout 2005 (the effects of which are realized in future periods) and loan portfolio acquisitions in the second and fourth quarters of 2006.

Interest expense on deposits was $31.7 million for 2006, compared with $17.6 million for 2005. This increase was due to both a 134-basis point increase in the average cost of our interest-bearing deposits (from 3.13% for 2005 to 4.47% for 2006) and a significant increase in the average balance of deposits during the year. The higher average cost of funds in 2006 was largely due to the continuing increase in market interest rates, which raised the cost of deposits as maturing certificates of deposit (CDs) were replaced with higher-costing CDs. In addition, the proportion of CDs to total deposits increased to an average of 92.1% for 2006, compared with an average of 80.3% for 2005. We have increasingly utilized deposits as our primary funding source in 2006 and raised a significant volume of wholesale CDs, resulting in a $144.8 million increase in the average balance of interest-bearing deposits over 2005.

Interest expense on repurchase agreements and FHLB advances totaled $20.6 million for 2006, compared with $19.2 million for 2005. This increase was due to the higher market interest rates in 2006. As a result, the cost of our repurchase agreements increased by 36 basis points, from 3.17% in 2005 to 3.53% in 2006, and the cost of our FHLB advances increased by 90 basis points, from 3.06% to 3.96% over the same periods. The effects of the higher rates more than offset a decline in the average balance of borrowings. The average volume or repurchase agreements and FHLB advances declined by $70.5 million and $26.2 million, respectively, from 2005 to 2006, as we increasingly utilized CDs as our primary funding source in 2006.

Interest expense on our junior subordinated notes payable was $2.8 million for 2006, compared with $1.5 million for 2005. This increase reflects both higher average borrowing balances and higher rates in 2006. In May 2006 we issued $20.6 million of junior subordinated notes payable to fund our anticipated stock repurchase, and in December 2006 we issued an additional $5.2 million. This new debt increased the average liability balance for 2006 by $13.1 million over the average balance for 2005. These new notes and our earlier notes, issued in July 2002, bear interest at a premium over LIBOR, and therefore generate higher interest expense in periods of rising rates. Consequently, the average cost of our junior subordinated notes payable increased by 102 basis points from 2005 to 2006.

Provision for Loan Losses

We recorded a provision for loan losses of $957,000 for 2006, compared with net recaptures of loan loss reserves of $41,000 for 2005. The increase in the provision for 2006 was due primarily to a change in the composition of our loan portfolio. In 2006, we expanded our product line to include construction loans, and also saw a substantial increase in our loans secured by land. Because these categories of loans carry more risk than commercial and multifamily real estate loans, we increased our reserves accordingly to provide for possible estimated losses.

Other Income

Our other income was $10.0 million for 2006, compared with $1.8 million for 2005. The increase in 2006 was due to the $8.5 million pre-tax gain on the sale of our Beverly Hills branch in the fourth quarter. In addition, our other income for 2005 included a one-time gain of $404,000 resulting from our payoff of a participation liability to a co-investor, which previously shared in the returns generated by certain loan portfolios.

Other Expenses

Compensation and employee benefits expense totaled $7.1 million for 2006, compared with $6.8 million for 2005. This increase was due primarily to a $347,000 increase in bonus expense in 2006. These higher bonuses included incentive bonuses paid to our Chief Executive Officer pursuant to our stock repurchase and sale of the Beverly Hills branch and a signing bonus paid to a new executive.

Our legal expenses declined by $469,000 from 2005 to 2006. This decrease was due to the reversal of $746,000 in expenses previously accrued on behalf of a former officer after we received a favorable ruling from an arbitrator in May 2006. We continued to incur litigation-related costs in connection with our disputes with our former loan servicing subsidiary, WCC, and its parent company, Merrill Lynch.

Other professional fees increased by $425,000 from 2005 to 2006. This increase was largely due to $177,000 in consulting fees relating to our stock repurchase in 2006. In addition, on an ongoing basis we incur consulting fees in connection with our information systems, which we began outsourcing in the fourth quarter of 2005.

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

We did not incur amortization expense related to our core deposit intangible because this asset had been amortized in full as of June 30, 2005. We recorded amortization expense of $129,000 on this asset through the first six months of 2005.

Our directors expenses declined by $132,000 from the year ended December 31, 2005 to the year ended December 31, 2006. These decreases were due primarily to the reduction in the size of our board of directors from ten members to seven in August 2005.

Real estate owned, net was $984,000 for the year ended December 31, 2006, compared with a credit of $187,000 for the year ended December 31, 2006. The increase in 2006 was due to an $865,000 a provision for loss on a multifamily property which was acquired through foreclosure.

CHANGES IN FINANCIAL CONDITION

General

At December 31, 2007, our total assets were $1.5 billion, a decrease of $123.7 million, or 7.6%, from total assets at December 31, 2006. This decrease was due to an increased level of loan payoffs and paydowns that more than offset new loan originations. We also reduced the level of investment securities purchases in 2007, as compared with prior years. The following discussion summarizes the significant changes in our financial condition for 2007.

Mortgage-Backed and Other Securities Available for Sale

Our portfolio of mortgage-backed securities available for sale decreased by $47.0 million during the year ended December 31, 2007. This increase was due primarily to purchases of securities of $34.9 million, offset by principal repayments of $83.5 million. Our purchases included $24.9 million in GSE mortgage-backed securities with a weighted-average yield of 6.04% and $10.0 million in AAA-rated mortgage-backed securities with a weighted-average yield of 6.05%. In 2007, we significantly reduced our investment purchases due to the narrow spreads to our cost of funds and increased volatility in the mortgage markets.

Our mortgage-backed securities recovered approximately $1.8 million of their previously-recorded unrealized holding losses during 2007. This increase in market value was a result of the decline in treasury yields as the Federal Reserve Bank began decreasing interest rates in the third quarter of 2007. As of December 31, 2007, the net unrealized holding losses on our mortgage-backed securities totaled $2.2 million.

The balance of our other investment securities available for sale (consisting of trust preferred securities and mutual funds) declined by $2.0 million during the year ended December 31, 2007, primarily as a result of repayments.

Loans

Our portfolio of loans, net of discounts and allowances, decreased by $61.9 million for the year ended December 31, 2007 to a total of $979.9 million at year-end. The loan portfolio declined in 2007 as loan originations and purchases of $256.4 million were more than offset by loan repayments and sales of $303.5 million. Loan repayments increased in 2007 as certain borrowers were able to obtain lower-cost refinancing from third parties. Our loan origination activity did not increase in 2007 due to our conservative loan pricing and concerns regarding real estate valuations and general economic conditions.

Real Estate Owned

Real estate owned decreased by $533,000 during 2007. During 2007, we acquired $1.3 million of new properties through foreclosure. These acquisitions were offset by sales of $1.6 million and valuation writedowns of $289,000. Real estate owned at December 31, 2007 consisted of one property with a fair value of $44,000.

Deposits

Deposits decreased by $213.4 million during 2007. This decrease was due to a reduction in brokered CDs during 2007. We generally replaced maturing brokered CDs with FHLB advances due to their lower cost for comparable maturity terms. The weighted average interest cost of our deposits was 4.88% at December 31, 2007, compared with 4.82% at December 31, 2006. The average cost of deposits increased during 2007 due to our reliance on wholesale deposits and the need to offer competitive market interest rates for these deposits. At December 31, 2007, CDs comprised 96.4% of our total deposits, compared with 96.7% at December 31, 2006.

Short-Term Borrowings

Short-term borrowings decreased by $20.0 million during the year ended December 31, 2007. At December 31, 2007, we had no outstanding borrowings under a revolving line of credit with another financial institution. The line of credit agreement expired on November 30, 2007, but was amended in January 2008 to expire on December 31, 2008. The line of credit amount was reduced in January 2008 from $20 million to $15 million. This borrowing line bears interest at the 3-month LIBOR rate, plus 1.90%, adjusting quarterly. The maximum ratio on nonperforming loans to total gross loans was also increased to 3.50%. The credit is collateralized by 50% of the outstanding shares of the Bank’s common stock. We terminated the credit agreement in March 2008.

Repurchase Agreements

Repurchase agreements did not change at any time during the year ended December 31, 2007. The weighted-average cost of our repurchase agreements was 4.81% at December 31, 2007 and December 31, 2006. We did not enter into any new repurchase agreements during 2007, as our funding requirements were met with new brokered CDs and FHLB advances.

FHLB Advances

FHLB advances increased by $114.7 million during the year ended December 31, 2007. This increase reflects $595.0 million in new advances, partially offset by matured advances of $480.3 million. The FHLB advances were our primary funding source during 2007 as the advances generally had a lower cost than brokered CDs. The FHLB has authorized a borrowing limit for total FHLB advances of 45% of the Bank’s total assets as of the previous quarter-end. As of December 31, 2007, we had FHLB borrowing availability of $76.5 million.

Junior Subordinated Notes Payable to Trusts

The amount of our junior subordinated notes payable to trusts did not change at any time during 2007. The weighted-average cost of these notes was 7.58% at December 31, 2007 and 7.88% at December 31, 2006. The interest rates for the notes are at various spreads to 3-month LIBOR and reset quarterly. In January 2008, we redeemed at par $10.3 million of the notes due in 2032.

Stockholders’ Equity

Our stockholders’ equity decreased by $7.3 million for the year ended December 31, 2007 to $148.1 million, or $7.87 book value per diluted share. This decrease was due to declared cash dividends of $9.4 million, which were offset by net earnings of $0.5 million, net after-tax unrealized gains of $1.1 million on the portfolio of available-for-sale securities, a $0.3 million increase in paid-in capital representing stock-based compensation expense, and a $0.2 million increase in paid-in-capital relating to exercise of stock options.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include debt obligations and commitments to extend credit and involve, to varying degrees, elements of risk in excess of the amount recognized in the balance sheet.

At December 31, 2007, we had outstanding commitments to extend credit of $150.4 million. These commitments expose us to credit risk in excess of amounts reflected in the consolidated financial statements. We receive collateral to support loans and commitments to extend credit for which collateral is deemed necessary. As of December 31, 2007, we did not have an allowance for unfunded loan commitments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the measurement of an entity’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, originate loans, fund investments, purchase pools of loans, and make payments for general business purposes.

Our sources of liquidity include deposits, FHLB advances (up to 45% of the Bank’s total assets as of the previous quarter-end), repurchase agreements, repayments of loans and mortgage-backed securities, and net interest income. We manage our liquidity on a daily basis, and our Board of Directors periodically reviews our liquidity. This process is intended to ensure the maintenance of sufficient funds to meet our operating needs. Based on our current and expected asset size, capital levels, and organizational infrastructure, we believe there will be sufficient available liquidity to meet our operating needs.

At December 31, 2007, we had $629.1 million of CDs. Scheduled maturities of CDs during the 12 months ending December 31, 2008 and thereafter amounted to $582.5 million and $46.6 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management continues its effort to reduce our exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of our interest-earning assets.

We are party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents the Company’s future financial obligations (principal and interest payments) outstanding as of December 31, 2007:

Contractual Obligations

	Payments due within time period at December 31, 2007
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$592,846	$6,831	$45,941	$—	$645,618
Repurchase agreements	41,445	—	—	—	41,445
Employment contracts	545	—	—	—	545
Operating leases	463	881	907	775	3,026
FHLB advances	269,924	307,037	72,737	—	649,698
Junior subordinated notes payable to trust	12,911	5,202	5,202	93,816	117,131
Commitments to originate loans	150,398	—	—	—	150,398

Total	$1,068,532	$319,951	$124,787	$94,591	$1,607,861

With the exception of the operating leases, employment contracts and loan commitments, the expected obligations presented above include anticipated interest accruals based on the current respective contractual terms. The amounts for the three issuances of junior subordinated notes are based on the assumption that the notes will be repaid in full at their respective maturities in July 2032, June 2036 and March 2037. However, the notes may be repaid in full or in part at par commencing in July 2007, June 2011 and March 2012, respectively, and quarterly thereafter.

DFI regulations require each California-chartered bank to maintain adequate liquidity to assure safe and sound operation. It is the Bank’s responsibility to establish a liquidity policy that sets minimum liquidity requirements. As of December 31, 2007, the Bank was in compliance with its liquidity policy.

REGULATORY CAPITAL REQUIREMENTS

Bank holding companies, such as BHBC, and FDIC-insured banks, such as FBBH, are required to meet certain minimum regulatory capital requirements. At December 31, 2007, BHBC and FBBH met all applicable regulatory capital requirements and FBBH was “well capitalized,” as defined under applicable regulations.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and capital ratios for BHBC and FBBH at December 31, 2007:

Regulatory Capital Ratios

	Actual		Amount Required
			For Capital Adequacy Purposes			To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
BHBC
Total capital to risk-weighted assets (Risk-based capital)	$181,728	17.05%	$85,282	≥	8.00%	Not Applicable
Tier 1 capital to risk-weighted assets	168,297	15.79%	42,641	≥	4.00%	Not Applicable
Tier 1 capital to average assets	168,297	11.16%	60,346	≥	4.00%	Not Applicable
FBBH
Total capital to risk-weighted assets (Risk-based capital)	$141,432	13.54%	$83,583	≥	8.00%	$104,479	≥10.00%
Tier 1 capital to risk-weighted assets	128,266	12.28%	41,792	≥	4.00%	62,687	≥ 6.00%
Tier 1 leverage ratio	128,266	8.62%	59,540	≥	4.00%	74,425	≥ 5.00%

In addition to the requirements shown in the above table, FBBH is required by the DFI to maintain a ratio of tangible stockholder’s equity to total tangible assets of at least 8.0% for the first three years following the effective date of the charter conversion, or through August 31, 2008. As of December 31, 2007, the Bank was in compliance with the DFI’s requirement.

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

Asset and Liability Management

It is our objective to attempt to control risks associated with interest rate movements. In general, management’s strategy is to limit our exposure to earnings volatility and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by the board and management asset/liability committees (collectively, “ALCO”) which reviews, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses (including those attributable to hedging transactions), purchase activity, and maturities of investments and borrowings. ALCO establishes rate sensitivity tolerances (within regulatory guidelines) which are approved by our Board of Directors, and coordinates with our Board with respect to overall asset and liability composition.

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

We regularly monitor the interest rate sensitivity of our portfolios of interest-earning assets and interest-bearing liabilities in conjunction with the current interest rate environment. When new pools of loans or securities are acquired, we will assess the incremental change in our sensitivity to interest rates.

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

The following table quantifies the potential changes in our net portfolio value at December 31, 2007, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Assets
	$Amount	$Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
Change in Rates
+ 300bp	$116,254	$(53,676)	(32)%	8.07%	(305	) bp
+ 200bp	131,161	(38,769)	(23)	8.94	(218	) bp
+ 100bp	149,418	(20,512)	(12)	9.98	(114	) bp
0bp	169,930	—	—	11.12	—
- 100bp	171,862	1,932	1	11.15	3	bp
- 200bp	170,979	1,049	1	11.02	(10	) bp
- 300bp	172,677	2,747	2	11.04	(8	) bp

In determining net portfolio value, we make various assumptions, including, but not limited to, prepayment speeds on our assets and the discount rates to be used. We review our assumptions regularly and adjust them when we deem appropriate based on current and future expected market conditions.

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

Another tool used to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table summarizes the scheduled maturities or repricing of the Company’s assets and liabilities based on their contractual terms as of December 31, 2007.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$12,964	$—	$—	$—	$12,964
Mortgage-backed and other investment securities	54,510	118,269	29,106	228,740	430,625
Single-family residential loans	8,682	406	127	7,723	16,938
Multifamily residential loans	160,039	89,926	45,125	18,064	313,154
Commercial real estate loans	174,257	173,051	122,475	33,303	503,086
Construction loans	119,864	22,143	11,171	—	153,178
Other loans	14,397	10	19	305	14,731
Other assets (1)	—	—	—	55,438	55,438

Total assets	544,713	403,805	208,023	343,573	1,500,114

Liabilities:
Demand deposits	—	—	—	886	886
NOW and money market accounts	6,461	—	—	—	6,461
Savings accounts	983	—	—	—	983
Certificates of deposit	582,494	1,715	44,932	—	629,141
Short-term borrowings	—	—	—	—	—
Repurchase agreements	40,000	—	—	—	40,000
FHLB advances	251,000	290,000	70,000	—	611,000
Junior subordinated notes payable to trusts	46,393	—	—	—	46,393
Other liabilities	—	—	—	17,142	17,142

Total liabilities	927,331	291,715	114,932	18,028	1,352,006

(Deficiency) excess of assets over liabilities	$(382,618)	$112,090	$93,091	$325,545	$148,108

Cumulative (deficiency) excess	$(382,618)	$(270,528)	$(177,437)	$148,108

Cumulative (deficiency) excess as a percent of total assets	(25.37)%	(17.94)%	(11.76)%	9.87%

(1)	Includes unamortized premium on loans and allowance for loan losses.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

See Item 7—Qualitative and Quantitative Disclosures About Market Risk—Asset and Liability Management—of Part II of this Report.

ITEM 8. Financial Statements and Supplementary Data

See Item 15 of Part IV of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Based on the above evaluation, our management has concluded that, as of December 31, 2007, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of Beverly Hills Bancorp Inc.’s consolidated financial statements, has issued an attestation report on the effectiveness of management’s internal control over financial reporting based on criteria established in Internal Control— Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Beverly Hills Bancorp Inc.

Calabasas, California

We have audited the internal control over financial reporting of Beverly Hills Bancorp Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements.

/s/    Deloitte & Touche LLP

Los Angeles, California

March 17, 2008

ITEM 9B. Other Information

Not Applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Directors

Larry B. Faigin, age 65, was appointed to the Board of Directors in June 1999 and has been Chairman since September 1999. In addition, Mr. Faigin has been a director of FBBH since April 2001. Mr. Faigin has been the Chief Executive Officer of the Company since August 2005 and the Chief Executive Officer and President of FBBH since June 2006. From December 2005 to June 2006, Mr. Faigin was the Bank’s Executive Vice President of Development. From 2003 to 2005, Mr. Faigin was President and Chief Executive Officer of China Housing Partners, LLC, a residential developer in China. Previously, he was President and Chief Executive Officer of GreenPark Remediation, LLC, a company that specializes in acquiring environmentally impacted land and remediating and improving the property for further development.

Howard Amster, age 60, has been a director of the Company since November 2001 and a director of FBBH since October 2001. Mr. Amster is a professional real estate operator and also is a principal of Ramat Securities Ltd., a Cleveland-based investment firm. Mr. Amster also is a director of Horizon Group Properties, Inc., and Astrex Inc.

Stephen P. Glennon, age 63, has been a director of the Company since December 1999 and a director of FBBH since April 2001. Mr. Glennon is a retired financial executive. He was the Company’s Chief Executive Officer from September 1999 to May 2004 and its Chief Financial Officer from April 2003 to May 2004.

Robert H. Kanner, age 60, has been a director of the Company and FBBH since January 2002. Mr. Kanner has been Chairman of the Board of Pubco Corporation, a manufacturer and marketer of computer printer supplies and specialized construction products, since 1987.

Kathleen L. Kellogg, age 54, has been a director of the Company since August 2005 and a director of FBBH since October 2001. Ms. Kellogg has been President of her own independent consulting company since 2000. Ms. Kellogg also is a director of First General Bank, and is a Trustee of the San Marino Schools Foundation.

William D. King, age 66, has been a director of the Company since May 2004 and a director of FBBH since April 2001. He has been Chairman of the Board of FBBH since December 2002. Mr. King is a retired Chairman and Chief Executive Officer of Aviation Distributors, Inc.

John J. Lannan, age 61, has been a director of the Company since May 2004 and a director of FBBH since June 2003. Mr. Lannan has been a Principal with Brentwood Partners, Inc., a real estate financing firm specializing in institutional equity and mezzanine debt placement, since 1998.

Executive Officers

Craig W. Kolasinski, age 45, has been employed by FBBH since 2001. He has been Executive Vice President of Business Development of FBBH since November 2006. Previously, from April 2006 to November 2006, he was Executive Vice President and Chief Lending Officer and also held that position from October 2001 to February 2005. From February 2005 to April 2006, he served as Executive Vice President and Chief Credit Officer.

Bryce W. Miller, age 45, has been employed by the Bank since 2000. He has been Executive Vice President and Chief Administrative Officer of FBBH since January 2007. Previously, he served as Senior Vice President, Technology and Compliance (February 2003 to January 2007) and Vice President and Information Services Manager (July 2001 through February 2003) and Vice President and Controller (June 2000 through June 2001).

Takeo K. Sasaki, age 39, joined the Company in July 2001. He has been Chief Financial Officer of BHBC since February 2005, an Executive Vice President of BHBC since January 2007, and Chief Financial Officer of the Bank since 2003. Mr. Sasaki served as Senior Vice President of the Bank from February 2003 through January 2007 and Vice President and Controller of the Bank from July 2001 to February 2003.

Annette J. Vecchio, age 57, has been employed by the Bank since 1985. She has been Executive Vice President and Chief Credit Officer of the Bank since April 2006 and served as the Bank’s Senior Vice President and Portfolio Manager from March 2002 to April 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and executive officers, and beneficial owners of more than 10% of the common stock of such company, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company’s securities. To the knowledge of the Company, no director, officer, or beneficial owner of more than 10% of the Company’s Common Stock failed to timely furnish reports required of such person by Section 16(a) on Forms 3, 4 and 5 during the year ended December 31, 2007.

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

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The Company’s executive compensation program is designed to attract, retain, and motivate highly competent executives and to focus the interests of the executives on objectives that enhance stockholder value. The Company seeks to attain these goals by structuring the executives’ compensation so that a portion of each executive’s pay is a function of that executive’s performance for the year, and a portion is tied to the overall profitability of the Company.

Process

The Company’s Board of Directors has overall responsibility for the Company’s compensation policies and procedures. The Board of Directors has delegated to its Compensation Committee the responsibility to review and recommend all employment contracts and compensation arrangements, including salaries, bonuses, programs and benefits, for executive officers. All actions of the Compensation Committee pertaining to executive compensation must be submitted to the Board of Directors for approval.

The CEO generally makes recommendations to the Compensation Committee and participates in discussions with the Compensation Committee regarding the form and amount of compensation for executive officers other than himself. He may also discuss with the Compensation Committee his expectations for his own compensation. The CEO does not participate in Board or Compensation Committee deliberations regarding his own compensation and abstains from voting on any matters regarding his own compensation.

Elements of Executive Compensation

The principal elements of the Company’s executive compensation program are base salary, performance bonuses, stock-based compensation, long-term incentives and other benefits. The Company does not utilize a specific formula to determine the allocation of each element of compensation for its executives. However, the Company does attempt to provide each executive with a number of incentives to improve individual performance as it relates to the objectives of the Company. Consequently, the executive officers’ total compensation is typically weighted heavily toward bonuses and incentive compensation.

Base Salary.    Base salaries for the Company’s executives are intended to reflect the scope of each executive’s responsibilities, the success of the Company, and contributions of each executive toward the Company’s attainment of its objectives. In setting the base salary for an executive officer, the Board and Compensation Committee may consider some or all of the following factors: the executive officer’s current base salary, the base salaries of the Company’s other executive officers, base salaries of executive officers of other financial institutions, the scope of the executive officer’s duties and responsibilities (and changes in the scope of such responsibilities), and the executive officer’s performance.

Performance Bonuses.    The Company historically considers performance bonuses for its executive officers on an annual basis. Factors that affect the amount the bonus for any executive officer may include some or all of the following: the individual officer’s performance generally; the individual executive officer’s achievement of specific goals; the financial performance of the Company; and the executive officer’s overall compensation. The Company does not have a policy addressing whether the executives’ bonuses would be adjusted in the event the Company’s financial statements are later restated.

Stock Based Compensation.    The Company from time to time grants stock-based compensation, such as stock options and stock appreciation rights (“SARs”), to its executive officers. These forms of compensation are intended to provide further incentive for the executive officers to contribute towards meeting the Company’s goals by (i) aligning part of the executives’ compensation with the overall performance of the Company and (ii) encouraging the executives to remain with the Company at least through the vesting period of the award (typically three to five years).

The Company has two stock plans, the 1999 Equity Participation Plan (the “1999 Plan”) and the 2002 Equity Participation Plan (the “2002 Plan”). Both the 1999 Plan and the 2002 Plan were approved by the shareholders of the Company. Under these plans, the Company may grant stock options and other forms of stock-based compensation. The exercise prices of awards granted under these plans may not be less than the fair value of the underlying shares on the date of grant.

In the past two years, the Company has also granted SARs outside these plans. These SARs are payable in cash only.

Long-Term Incentives.    The Company has from time to time entered agreements with its executive officers to induce them to remain with the Company and to provide them with protection in the event of adverse changes in their employment conditions.

Other Benefits.    Executive officers may participate in various employee benefits offered to employees generally, including medical, dental and vision insurance coverage and the Company’s matching contributions to its 401(k) plan. The Company may also from time to time provide other benefits to specific executive officers, such as use of a Company automobile or an automobile allowance.

Employment Agreements

Larry Faigin.    Mr. Faigin is employed pursuant to an Employment Agreement dated March 7, 2006. Under the Employment Agreement, Mr. Faigin is entitled to a base salary of $275,000 for 2006, $285,000 for 2007, $295,000 for 2008, and an amount to be agreed upon each year thereafter, but in no event less than his base salary in the prior year. The base salaries for Mr. Faigin were set at levels the Compensation Committee believed were approximately the average of base salaries of chief executive officers of similar-sized banks in Southern California at the time the parties entered into the Employment Agreement. The Employment Agreement contemplates that each year the Company and Mr. Faigin will negotiate in good faith to establish an incentive compensation plan for him for the year. The Company may terminate Mr. Faigin’s employment at any time with or without cause. If the Company terminates Mr. Faigin’s employment without cause, or Mr. Faigin terminates his employment under circumstances constituting “good reason,” Mr. Faigin will be entitled to a continuation of base salary and benefits until the later to occur of two years from the date of termination or December 31, 2008. “Good reason” includes, among other things, a change of control of the Company, the failure of the Board of Directors to nominate Mr. Faigin as a director, or the appointment of any officer senior to Mr. Faigin. Mr. Faigin may terminate his employment at any time upon 60 days’ written notice.

In July 2007 the Company and Mr. Faigin amended his Employment Agreement. The amendment provides that Mr. Faigin will be entitled to receive a stay bonus equal to 150% of his base salary if he is an employee either 60 days after a change in control or on December 31, 2008. He is also entitled to this payment if the Company terminates his employment without cause or he terminates his employment for good reason prior to December 31, 2008. The Board approved this amendment because in June 2007 the Company engaged an investment banking firm as its financial advisor to assist the Company in reviewing its strategic alternatives, including whether a sale of the Company would be in the best interests of the stockholders. The Board approved similar arrangements with the other executive officers. The Board determined that these arrangements were advisable and in the best interests of the Company and its stockholders as they would motivate Mr. Faigin and the other executive officers to remain with the Company notwithstanding the uncertainty about their future employment should the Company become involved in negotiations for a sale of the Company.

Eric Rosa.    Mr. Rosa was employed pursuant to an Employment Agreement dated October 31, 2006. Mr. Rosa’s Employment Agreement provided for a base salary of $250,000 per year, a signing bonus of $150,000, 30,000 SARS payable in cash, and discretionary performance bonuses. Mr. Rosa was entitled to severance equal to continuation of his base salary through December 31, 2008 if prior to that date the Company terminated his employment without cause or he terminated his employment for good reason. Mr. Rosa’s employment terminated in January 2008, and he did not receive any severance under his Employment Agreement in connection with such termination.

2007 Compensation

The following discusses the compensation paid or awarded for 2007 to the Chief Executive Officer, the Chief Financial Officer and each other Named Executive Officer.

Base Salary.    In fiscal 2007, the Compensation Committee utilized the DFI’s Annual Executive Officer & Director Compensation Survey to assist in determining whether to adjust base salaries. In general, the Compensation Committee sets base salaries within the peer group average for comparable positions.

The base salaries for Mr. Faigin and Mr. Rosa were determined pursuant to their respective Employment Agreements.

Ms. Vecchio’s base salary was increased in May 2006 in connection with her promotion to Chief Credit Officer and her base salary did not change in 2007 because the Board believed her base salary was appropriate.

Mr. Kolasinski’s base salary was not increased due to his stay bonus agreement pursuant to which he would receive stay bonuses if he remained in employment with the Company through January 1, 2008.

Mr. Sasaki’s base salary was increased from $150,000 to $200,000 to reflect additional responsibilities in 2007 and to bring his base salary to a level more comparable to other executive officers of the Company and peer averages for chief financial officers of similar-sized banks.

Performance Bonuses.    Mr. Faigin’s Employment Agreement provides that each year he and the Company will negotiate in good faith to establish an incentive compensation plan for him. Mr. Faigin’s plan for 2007 provided that he would receive a bonus ranging from $150,000 to $500,000 based on the Company’s consolidated earnings excluding extraordinary or unusual events, satisfactory ratings from regulatory examinations and internal audits and absence of regulatory restrictions on dividends. Mr. Faigin’s bonus could be zero if the above criteria were not met. The earnings condition did not include quantitative target levels, and no weights or amounts were assigned to any component of the bonus. Based on the Company’s results of operations for the year, Mr. Faigin did not receive a performance bonus for 2007.

None of the named executive officers other than Mr. Faigin had specific individual goals upon which their performance bonuses for 2007 were based. Their performance bonuses for 2007 were lower than in prior years because the Company’s results of operations were not as good as in the prior several years and because they (with the exception of Mr. Kolasinski) received stay bonus agreements entitling them to stay bonuses for remaining employed by the Company through December 31, 2008 (see Long-Term Incentives below). Based on these factors, Mr. Sasaki received a cash bonus of $55,000 for 2007 and Ms. Vecchio received a cash bonus of $40,000. Mr. Kolasinski did not receive a cash bonus for 2007 because he received a stay bonus payment of $150,000 in January 2008, and Mr. Rosa did not receive a performance bonus for 2007 as his employment terminated prior to the consideration of bonuses by the Compensation Committee.

Stock-Based Compensation.    In January 2007, the Company granted SARs with respect to 30,000 shares to Mr. Rosa as required by his Employment Agreement. The SARs terminated upon termination of Mr. Rosa’s employment in January 2008. The SARs were exercisable at $7.80 per share (the fair market value of the common stock on the date of grant), were payable in cash only, and were to vest in three equal annual installments of 10,000 shares beginning January 25, 2008.

In June 2007, the Company granted SARs with respect to 400,000 shares to Mr. Faigin. The SARs are exercisable at $7.86 per share, are payable in cash only and expire on September 27, 2008. These SARs were granted at the time the Company engaged an investment banking firm as its financial advisor to assist the Company in reviewing its strategic alternatives. The Board granted the SARS in order to provide further incentive for Mr. Faigin to remain with the Company through the consummation of a potential sale. In this regard, the Board considered that his existing stock options have an exercise price of $10.50 per share, and thus Mr. Faigin would be unlikely to realize any financial benefit from the options in the event of a sale of the Company within the next one to two years, given the then current market price of the common stock. For this reason, the Company set an expiration date for the SARs of 15 months from the grant date, instead of a more typical three to five years.

Long-Term Incentives.    The Company has entered into various other agreements with its named executive officers to induce them to remain with the Company and to provide them with protection in the event of adverse changes in their employment conditions.

In 2004 the Company entered into a stay bonus agreement with Craig Kolasinski. This agreement provided that Mr. Kolasinski would receive a cash bonus of $300,000 if he remained as an employee through January 1, 2007 and an additional cash bonus of $150,000 if he remained as an employee through January 1, 2008. Mr. Kolasinski would receive a prorated portion of these bonuses if his employment terminated prior to these dates due to death, disability, termination by the Company without cause or termination by Mr. Kolasinski for good reason. Because Mr. Kolasinski remained employed by the Company through January 1, 2008, he received both stay bonuses.

As discussed above, in June 2007 the Company engaged an investment banking firm as its financial advisor to assist the Company in reviewing its strategic alternatives, including whether a sale of the Company would be in the best interests of the stockholders. Because of this, the Board approved amendments to existing change of control agreements for Messrs. Sasaki and Rosa and Ms. Vecchio and provided stay bonus agreements to these executive officers. In addition, as discussed above, the Company amended Mr. Faigin’s Employment Agreement to provide a stay bonus. The Board effected these changes to encourage these executive officers to remain as employees in this period of uncertainty regarding their future employment.

Each amended change of control agreement provides that, in the event of a change in control of the Company or Bank, the executive officer would be entitled to receive a severance payment if at any time following the execution of a definitive agreement for a change of control and one year after a change in control either of the following occurs: (i) the executive’s employment is involuntarily terminated by the Company or the Bank for any reason other than cause or death or disability or (ii) the executive officer terminates his or her employment for “good reason”, as defined in the change of control agreement. The amount of the severance payment for each executive is a multiple of his or her base salary less any stay bonus received by the executive. The multiple is three for Ms. Vecchio and Mr. Rosa, and two and one-half for Mr. Sasaki. Mr. Rosa’s change of control agreement terminated in January 2008 upon termination of his employment.

Each stay bonus agreement provides that the executive officer will be entitled to receive a stay bonus payment if the executive is an employee either 60 days after a change in control (as defined in the agreement) or on December 31, 2008. The amount of the stay bonus for Mr. Rosa and Ms. Vecchio would be equal to their annual base salary, and the amount of the stay bonus for Mr. Sasaki would be equal to 18 months’ base salary. Mr. Rosa received his stay bonus in connection with the termination of his employment in January 2008.

The Company also has a change of control agreement with Mr. Kolasinski. This agreement was amended in February 2008 to be in the form of the amended change of control agreement provided to the other executive officers in 2007. The amount of the severance payment for Mr. Kolasinski is his annual base salary.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with the Company’s management. Based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for filing with the Securities and Exchange Commission.

COMPENSATION COMMITTEE

Robert H. Kanner, Chair

Howard Amster

Kathleen L. Kellogg

Summary Compensation Table

The following table sets forth the total compensation paid or accrued by the Company for services rendered during the year ended December 31, 2007 to (i) the principal executive officer, (ii) the principal financial officer and (iii) each of the three other most highly compensated executive officers of the Company who were serving as executive officers at December 31, 2007 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)		Non-Equity Incentive Plan Compen- sation ($)		All Other Compen- sation ($)		Total Compen- sation ($)
Larry B. Faigin	2007	$285,000		$—	$284,892	(2)	$—		$26,916	(3)	$596,808
Chief Executive Officer	2006	$275,000		$—	$225,780		$430,406		$26,308		$957,494
	2005	$91,667	(1)	$—	$—		$—		$—		$91,667

Takeo K. Sasaki	2007	$181,481		$55,000	$—		$—		$11,267	(4)	$247,748
Executive Vice President and Chief Financial Officer	2006	$150,000		$95,000	$438		$—		$10,618		$256,056
	2005	$146,667		$82,000	$—		$—		$11,151		$239,818

Craig W. Kolasinski	2007	$185,000		$—	$—		$300,000	(7)	$6,888	(4)	$491,888
Executive Vice President of Development, FBBH	2006	$185,000		$—	$2,189		$—		$7,579		$194,768
	2005	$185,000		$160,000	$—		$—		$11,383		$356,383

Annette J. Vecchio	2007	$225,000		$40,000	$—		$—		$11,316	(4)	$276,316
Executive Vice President and Chief Credit Officer, FBBH	2006	$193,750		$85,000	$2,573		$—		$10,440		$291,763
	2005	$135,000		$82,000	$—		$—		$6,546		$223,546

Eric C. Rosa (5)	2007	$250,000		$—	$416	(2)	$—		$21,875	(6)	$272,291
Executive Vice President and Chief Lending Officer, FBBH	2006	$34,135	(5)	$150,000	$—		$—		$—		$184,135

(1)	Mr. Faigin was appointed Chief Executive Officer in August 2005.
(2)	This amount represents the 2007 compensation cost of options and SARs granted in 2007 and prior years, as determined in accordance with Statement of Financial Accounting Standards No. 123R. The assumptions made in determining the value of the option awards are discussed in Note 4 (“Stock-Based Compensation”) of Notes to the Consolidated Financial Statements.
(3)	Amount includes Company matching contributions to 401(k) plan of $14,916 and an automobile allowance of $12,000.
(4)	Amount represents Company matching contributions to 401(k) plan.
(5)	Mr. Rosa was named Chief Lending Officer in November 2006. Mr. Rosa’s employment terminated in January 2008.
(6)	Amount includes Company matching contributions to 401(k) plan of $9,875 and an automobile allowance of $12,000.
(7)	Amount represents stay bonus paid in January 2007.

Grants of Plan-Based Awards

The following table provides information concerning option awards granted by the Company during the year ended December 31, 2007 to named executive officers.

Grants of Plan-Based Awards

Name	Grant Date	Date of Board of Directors Action	Estimated possible payouts under Non- Equity Incentive Plan Awards		Number of Securities Underlying SARs (#)	Exercise or Base Price of SAR Awards ($/Sh)	Grant Date Fair Value of SAR Awards ($)
			Threshold($)	Maximum($)
Larry B. Faigin
SAR	6/28/2007	6/28/2007			400,000	$7.86	$206,556
2007 Incentive Compensation Plan	6/28/2007	6/28/2007	$150,000	$500,000
2007 Incentive Compensation Plan	6/28/2007	6/28/2007	$427,500	$427,500
Eric C. Rosa
SAR	1/25/2007	1/25/2007			30,000	$7.80	$18,258

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

Mr. Faigin’s employment agreement provided for a base salary of $285,000 for the year 2007. In July 2007 the Company and Mr. Faigin amended his Employment Agreement. The amendment provides that Mr. Faigin will be entitled to receive a stay bonus equal to 150% of his base salary if he is an employee either 60 days after a change in control or on December 31, 2008. He is also entitled to this payment if the Company terminates his employment without cause or he terminates his employment for good reason prior to December 31, 2008. Mr. Faigin’s Employment Agreement provides that each year he and the Company will negotiate in good faith to establish an incentive compensation plan for him. Mr. Faigin’s plan for 2007 provided that he would receive a bonus ranging from $150,000 to $500,000 based on the Company’s consolidated earnings excluding extraordinary or unusual events, satisfactory ratings from regulatory examinations and internal audits and absence of regulatory restrictions on dividends. Mr. Faigin’s bonus could be zero if the above criteria were not met. The earnings condition did not include quantitative target levels, and no weights or amounts were assigned to any component of the bonus. Based on the Company’s results of operations for the year, Mr. Faigin did not receive a performance bonus for 2007.

Mr. Faigin’s SARs are exercisable at $7.86 per share and payable in cash only. They were vested upon issuance and expire on September 27, 2008.

Mr. Rosa’s SARs are exercisable at $7.80 per share and payable in cash only. His SARs vest in three equal annual installments of 10,000 shares beginning January 25, 2008, and expire on January 25, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards at December 31, 2007 for the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

	Number of Securities Underlying Unexercised Options/SARs (#)			Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Larry B. Faigin	200,000	400,000	(1)	$10.50	1/3/2016
	400,000	—		7.86	9/27/2008
Annette J. Vecchio	12,000	24,000	(2)	8.23	9/28/2011
Eric C. Rosa	—	30,000	(3)	7.80	1/25/2012

(1)	Mr. Faigin’s options vest in quarterly installments of 50,000 and vest in full on October 1, 2008.
(2)	Ms. Vecchio’s SARs vest in annual installments of 12,000 and vest in full on September 28, 2009.
(3)	Mr. Rosa’s SARs vest in annual installments of 10,000 and vest in full on January 25, 2012.

Option Exercises

The following table presents the number and value of shares received upon the exercise of options during 2007 for the Named Executive Officers.

Option Exercises

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Takeo K. Sasaki	5,928	$27,205
Craig W. Kolasinski	60,000	285,450

Potential Payments Upon Termination or Change in Control

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

The Company has change of control agreements with Ms. Vecchio and Messrs. Sasaki and Rosa. The change of control agreement provides that, in the event of a change in control of the Company or Bank, the executive officer would be entitled to receive a severance payment if at any time following the execution of a definitive agreement for a change of control and one year after a change in control either of the following occurs: (i) the executive’s employment is involuntarily terminated by the Company or the Bank for any reason other than cause or death or disability or (ii) the executive officer terminates his or her employment for “good reason”, as defined in the change of control agreement. The amount of the severance payment for each executive is a multiple of his or her base salary less any stay bonus received by the executive. The multiple is three for Ms. Vecchio and Mr. Rosa, and two and one-half for Mr. Sasaki. Mr. Rosa’s change of control agreement terminated in January 2008 upon termination of his employment.

Each stay bonus agreement provides that the executive officer will be entitled to receive a stay bonus payment if the executive is an employee either 60 days after a change in control (as defined in the agreement) or on December 31, 2008. The amount of the stay bonus for Mr. Rosa and Ms. Vecchio would be equal to their annual base salary, and the amount of the stay bonus for Mr. Sasaki would be equal to 18 months’ base salary. Mr. Rosa received his stay bonus in connection with the termination of his employment in January 2008.

The Company also has a change of control agreement with Mr. Kolasinski. This agreement was amended in February 2008 to be in the form of the amended change of control agreement provided to the other executive officers in 2007. The amount of the severance payment for Mr. Kolasinski is his annual base salary.

The following table summarizes the potential payments to the Company’s named executive officers upon their termination, assuming such termination occurred on December 31, 2007 and such termination did not follow a change of control (see table following this table).

Termination Payments and Benefits

Name	Termination Payments ($)		Health Benefits ($)	Unexercised Options / SARs ($) (3)	Total ($)
Larry B. Faigin
By Company for “Cause”	—		N/A	—	—
By Company without “Cause”	1,017,500	(1)	6,345	—	1,023,845
Resignation	—		N/A	—	—
Resignation for “Good Reason”	1,017,500	(1)	6,345	—	1,023,845

Takeo K. Sasaki
By Company for “Cause”	—		N/A	N/A	—
By Company without “Cause”	300,000	(2)	N/A	N/A	300,000
Resignation	—		N/A	N/A	—
Resignation for “Good Reason”	300,000	(2)	N/A	N/A	300,000

Annette J. Vecchio
By Company for “Cause”	—		N/A	—	—
By Company without “Cause”	225,000	(2)	N/A	—	225,000
Resignation	—		N/A	—	—
Resignation for “Good Reason”	225,000	(2)	N/A	—	225,000

Eric C. Rosa
By Company for “Cause”	—		N/A	—	—
By Company without “Cause”	250,000	(2)	N/A	—	250,000
Resignation	—		N/A	—	—
Resignation for “Good Reason”	250,000	(2)	N/A	—	250,000

Craig W. Kolasinski
By Company for “Cause”	—		N/A	N/A	—
By Company without “Cause”	150,000	(2)	N/A	N/A	150,000
Resignation	—		N/A	N/A	—
Resignation for “Good Reason”	150,000	(2)	N/A	N/A	150,000
Death	150,000	(2)	N/A	N/A	150,000
Disability	150,000	(2)	N/A	N/A	150,000

(1)	Amount represents two years salary continuation totaling $590,000 and payment of $427,500 pursuant to stay bonus agreement.
(2)	Represents payment pursuant to stay bonus agreement.
(3)	No values for unexercised options or SARs are provided as the Company’s closing stock price of $5.14 as of December 31, 2007, was below the exercise prices.

No named executive officer is entitled to any payment based solely upon the occurrence of a change of control. The following table sets forth the amount of payments that would be due named executive officers upon specified conditions following a change of control assuming a change of control had occurred on December 31, 2007. Amounts under “Termination of Employment” are based on termination of employment by the Company without cause or termination of employment by the executive officer for “good reason” within one year following the change of control.

Payments and Benefits Following a Change of Control

Name	Termination Payments ($) (1) (2)		Health Benefits ($)	Unexercised Options / SARs ($) (6)	Total ($)
Larry B. Faigin
Stay bonus	427,500	(3)	N/A	—	427,500
Termination of Employment (4)	1,017,500	(5)	6,345	—	1,023,845
Takeo K. Sasaki
Stay bonus	300,000	(3)	N/A	N/A	300,000
Termination of Employment	500,000		N/A	N/A	500,000
Annette J. Vecchio
Stay bonus	225,000	(3)	N/A	—	225,000
Termination of Employment	675,000		N/A	—	675,000
Eric C. Rosa
Stay bonus	250,000	(3)	N/A	—	250,000
Termination of Employment	750,000		N/A	—	750,000
Craig W. Kolasinski
Stay bonus	150,000	(3)	N/A	N/A	150,000
Termination of Employment	335,000		N/A	N/A	335,000
Death	150,000		N/A	N/A	150,000
Disability	150,000		N/A	N/A	150,000

(1)	Unless otherwise noted all payments are lump sum payments.
(2)	All payments based on Termination of Employment are reduced by the stay bonus payment if such payment had been made.
(3)	Payable only if executive is employed on the 60th day following the change of control.
(4)	For Mr. Faigin only, “Good Reason” includes, among other things, the occurrence of a change of control.
(5)	Amount represents two years salary continuation totaling $590,000 and stay bonus amount of $427,500.
(6)	No values for unexercised options or SARs are provided as the Company’s closing stock price of $5.14 as of December 31, 2007, was below the exercise prices.

Director Compensation

All of the members of our Board of Directors serve as directors of BHBC and the Bank. Officers and employees of the BHBC and the Bank who also serve as directors do not receive any retainer or additional fees for serving as a director. For 2007, Directors Kellogg, King and Lannan received a yearly stipend of $60,000, and directors Amster, Glennon and Kanner accepted a reduced yearly stipend of $30,000. The chair of the Audit Committee receives an additional yearly stipend of $30,000, and the chair of the Compensation Committee receives additional yearly stipend of $5,000.

The Chairman of the Board of the Bank receives an additional yearly stipend of $30,000. The chairs of the Bank’s Asset and Liability Committee and Internal Asset Review Committee receive additional yearly stipends of $10,000.

The following table sets forth the compensation of the Company’s non-employee directors for the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Total ($)
Howard Amster	$30,000	$—	(2)	$30,000
Stephen P. Glennon	40,000	—	(3)	40,000
Robert H. Kanner	30,417	—	(4)	30,417
Kathleen L. Kellogg	74,167	—	(5)	74,167
William D. King	120,000	—	(6)	120,000
John J. Lannan	60,000	—	(7)	60,000

(1)	No compensation expense was recorded in 2007 for SARs granted in 2006 as the stock price for the Company’s common stock was below the exercise price of the SARs. The assumptions made in determining the value of the awards are discussed in Note 4 (“Stock-Based Compensation”) of Notes to the Consolidated Financial Statements.
(2)	Mr. Amster had 50,000 options to purchase 50,000 shares and 30,000 SARs outstanding at December 31, 2007.
(3)	Mr. Glennon had 30,000 SARs outstanding at December 31, 2007.
(4)	Mr. Kanner had 23,334 options to purchase 23,334 shares and 30,000 SARs outstanding at December 31, 2007.
(5)	Ms. Kellogg had 30,000 SARs outstanding at December 31, 2007.
(6)	Mr. King had 30,000 SARs outstanding at December 31, 2007.
(7)	Mr. Lannan had 30,000 SARs outstanding at December 31, 2007.

Compensation Committee Interlocks and Insider Participation

Directors Amster, Kanner and Kellogg served on the Compensation Committee of the Board of Directors during 2007. Ms. Kellogg was the chair of the Compensation Committee during 2007 until replaced by Mr. Kanner in October 2007. None of the members of the Compensation Committee is or was an officer or employee of the Company or any of its subsidiaries, and during 2007 there existed no interlocking relationship between any member of the Compensation Committee and any member of any other company’s board of directors or compensation committee of the type required to be disclosed under Section 404 of Regulation S-K of the Securities Act.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of February 15, 2008, the beneficial ownership of common stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group.

Name, Title and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Wilshire 19, LLC (2)	1,538,800		8.2%
Namco Financial, Inc. (2)
Ezri Namvar (2) 12121 Wilshire Blvd., Suite 1400 Los Angeles, CA 90025
Dimensional Fund Advisors LP 1299 Ocean Avenue Santa Monica, CA 90401	1,507,422	(3)	8.0%
Directors and executive officers:
Larry B. Faigin (4)	667,550	(5)	3.5%
Howard Amster 23811 Chagrin Blvd. #200 Beachwood, OH 44122	1,586,512	(6)	8.4%
Stephen P. Glennon (4)	626,789		3.3%
Robert H. Kanner 3830 Kelley Ave Cleveland, OH 44114	1,120,001	(7)	6.0%
Kathleen L. Kellogg (4)	15,000		*
William D. King (4)	51,250		*
John J. Lannan (4)	502,100		2.7%
Takeo K. Sasaki (4)	5,928		*
Annette J. Vecchio (4)	7,040		*
Bryce W. Miller (4)	7,059		*
Craig W. Kolasinski (4)	60,000		*
All directors and executive officers as a group (11 persons)	4,644,229	(8)	24.0%

(1)	Amounts include stock options vesting within 60 days of February 15, 2008.
(2)	These beneficial owners have shared voting and dispositive power with respect to 1,538,800 shares.
(3)	Dimensional Fund Advisors LP (formerly, Dimensional Fund Advisors Inc.) (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the shares that are owned by the Funds, and may be deemed to be the beneficial owner of the shares held by the Funds. However, all shares are owned by the Funds. Dimensional disclaims beneficial ownership of such shares.
(4)	The address for this stockholder is c/o Beverly Hills Bancorp Inc., 23901 Calabasas Road, Suite 1050, Calabasas, CA 91302.
(5)	Includes 500,000 shares that may be acquired upon the exercise of options.
(6)	Includes 50,000 shares that may be acquired upon the exercise of options.
(7)	Includes 23,334 shares that may be acquired upon the exercise of options.
(8)	Includes 573,334 shares that may be acquired upon the exercise of options.
*	Less than 1%

The following table presents information as of December 31, 2007 regarding compensation plans under which equity securities of the Company are authorized for issuance to employees and non-employees for services:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	675,002	$9.63	580,935
Equity compensation plans not approved by security holders	—	—	—

Total	675,002	$9.63	580,935

ITEM 13. Certain Relationships and Related Transactions

Related Party Transactions

The Company has written policies and procedures that govern the review and approval of all transactions with affiliates and related persons. These policies cover the following types of transactions:

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

•

Any other similar transaction as a result of which a person becomes obligated to pay money to the Company, whether the obligation arises directly or indirectly, or because of an endorsement on an obligation or otherwise.

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

Director Independence

The Company’s Board of Directors has determined that Howard Amster, Stephen P. Glennon, Robert H. Kanner, Kathleen L. Kellogg and William D. King are “independent” directors within the listing standards of the Nasdaq Stock Market. In making this determination, the Board considered whether the director had any relationship with the Company which, in the opinion of the board of directors, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.

ITEM 14. Principal Accountant Fees and Services

Principal Accounting Firm Fees

Aggregate fees billed to the Company for the fiscal years ended December 31, 2007 and 2006 by the Company’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”), were as follows:

	Year ended December 31,
	2007	2006
	(Dollars in thousands)
Audit fees	$650	$560
Audit-related fees	—	—

Total audit and audit-related fees	650	560
Tax fees (a)	151	153
All other fees	—	—

Total fees	$801	$713

(a)	Includes fees for tax compliance and tax consulting services, including tax planning and tax research. The Audit Committee of the Board of Directors determined that the provision of such services is compatible with maintaining the principal accountant’s independence.

Pre-Approval Policy

The services performed by Deloitte & Touche in 2007 and 2006 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the “Disclosure Categories”) that Deloitte & Touche may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the “Service List”) expected to be performed by Deloitte & Touche in each of the Disclosure Categories in the following fiscal year be presented to the Audit Committee for approval.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 17, 2008 by the undersigned, thereunto duly authorized.

BEVERLY HILLS BANCORP INC.

By:	/s/ LARRY B. FAIGIN
Larry B. Faigin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 17, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

	Signature	Title

By	/S/ LARRY B. FAIGIN Larry B. Faigin	Chairman of the Board and Chief Executive Officer

By	/S/ TAKEO K. SASAKI Takeo K. Sasaki	Chief Financial Officer

By	/S/ HOWARD AMSTER Howard Amster	Director

By	/S/ STEPHEN P. GLENNON Stephen P. Glennon	Director

By	/S/ ROBERT H. KANNER Robert H. Kanner	Director

By	/S/ KATHLEEN L. KELLOGG Kathleen L. Kellogg	Director

By	/S/ WILLIAM D. KING William D. King	Director

By	/S/ JOHN J. LANNAN John J. Lannan	Director

Exhibit Index

The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation, as amended (incorporated by reference to the Company’s Report on Form 10-Q as filed on November 7, 2005)

3.2	Third Amended and Restated Bylaws (incorporated by reference to the Company’s Report on Form 10-Q as filed on August 13, 2004)

4.1	Trust Indenture dated July 11, 2002 between Wilshire Acquisitions Corporation and Wilmington Trust Company (incorporated by reference to the Company’s Report on Form 10-K as filed on March 31, 2006)

4.2	Form of Beverly Hills Bancorp Inc. Floating Rate Junior Subordinated Debt Security due 2036 (incorporated by reference to the Company’s Report on Form 8-K as filed on May 22, 2006)

4.3	Form of Beverly Hills Bancorp Inc. Floating Rate Junior Subordinated Debt Security due 2037 (incorporated by reference to the Company’s Report on Form 8-K as filed on January 3, 2007)

10.1	Amended and Restated Stock Purchase Agreement dated April 30, 2004 by and between the Company and Merrill Lynch Mortgage Capital Inc. (incorporated by reference to the Company’s Report on Form 8-K as filed on May 14, 2004)

10.2	Amended and Restated 1999 Equity Participation Plan dated January 31, 2001 (incorporated by reference to the Company’s Report on Form 10-K as filed on March 30, 2001)

10.3	2002 Equity Participation Plan (incorporated by reference to the Company’s Report on Form 10-Q as filed on August 14, 2002)

10.4	Lease dated June 28, 2004 between Century National Properties, Inc. and First Bank of Beverly Hills (incorporated by reference to the Company’s Report on Form 10-K as filed on March 16, 2005)

10.5	Change In Control Agreement dated November 1, 2003 between First Bank of Beverly Hills and Craig W. Kolasinski (incorporated by reference to the Company’s Report on Form 10-K dated March 16, 2005)

10.6	Stay Bonus Agreement dated January 1, 2004 between First Bank of Beverly Hills and Craig W. Kolasinski (incorporated by reference to the Company’s Report on Form 10-K dated March 16, 2005)

10.7	Employment Agreement between Beverly Hills Bancorp Inc. and Larry B. Faigin dated March 7, 2006 (incorporated by reference to the Company’s Report on Form 10-Q as filed on May 5, 2006)

10.8	Incentive Stock Option Agreement between Beverly Hills Bancorp Inc. and Larry B. Faigin dated January 3, 2006 (incorporated by reference to the Company’s Report on Form 10-Q as filed on May 5, 2006)

10.9	Nonqualified Stock Option Agreement between Beverly Hills Bancorp Inc. and Larry B. Faigin dated January 3, 2006 (incorporated by reference to the Company’s Report on Form 10-Q as filed on May 5, 2006)

10.10	Placement Agreement, dated May 16, 2006, among Beverly Hills Bancorp Inc., Beverly Hills Bancorp Statutory Trust 2006, and ABN AMRO, Inc. (incorporated by reference to the Company’s Report on Form 8-K as filed on May 22, 2006)

10.11	Amended and Restated Declaration of Trust, dated May 16, 2006, among Beverly Hills Bancorp Inc., as sponsor, the Administrators named therein, Wilmington Trust Company, as institutional and Delaware trustee (incorporated by reference to the Company’s Report on Form 8-K as filed on May 22, 2006)

10.12	Guarantee Agreement, dated May 16, 2006, between Beverly Hills Bancorp Inc. and Wilmington Trust Company, as guarantee trustee (incorporated by reference to the Company’s Report on Form 8-K as filed on May 22, 2006)

10.13	Indenture, dated May 16, 2006, between Beverly Hills Bancorp Inc. and Wilmington Trust Company, as indenture trustee (incorporated by reference to the Company’s Report on Form 8-K as filed on May 22, 2006)

10.14	Form of Stock Appreciation Right Agreement dated September 28, 2006 between the Company and Howard Amster, Stephen P. Glennon, Robert H. Kanner, Kathleen L. Kellogg, William D. King, John J. Lannan and Annette J. Vecchio (incorporated by reference to the Company’s Report on Form 10-Q as filed on November 7, 2006)

10.15	Employment Agreement between First Bank of Beverly Hills and Eric Rosa dated October 31, 2006 (incorporated by reference to the Company’s Report on Form 10-K as filed on March 16, 2007)

10.16	Loan Agreement between the Company, Wilshire Acquisitions Corporation and First Tennessee Bank National Association dated November 30, 2006 (incorporated by reference to the Company’s Report on Form 10-K as filed on March 16, 2007)

*10.17	First Amendment to Loan Agreement Company, Wilshire Acquisitions Corporation and First Tennessee Bank National Association dated January 1, 2008

10.18

Revolving Credit Note Agreement between the Company and First Tennessee Bank National Association dated November 30, 2006 (incorporated by reference to the Company’s Report on Form

10-K as filed on March 16, 2007)

10.19	Commercial Guaranty Agreement between the Company and First Tennessee Bank National Association dated November 30, 2006 (incorporated by reference to the Company’s Report on Form 10-K as filed on March 16, 2007)

10.20	Purchase Agreement, dated December 28, 2006, among Beverly Hills Bancorp Inc., Beverly Hills Bancorp Statutory Trust II, and Zions First National Bank (incorporated by reference to the Company’s Report on Form 8-K as filed on January 3, 2007)

10.21	Amended and Restated Declaration of Trust among Beverly Hills Bancorp Inc., as sponsor, the Administrators named therein, and Wilmington Trust Company, as institutional and Delaware trustee (incorporated by reference to the Company’s Report on Form 8-K as filed on January 3, 2007)

10.22	Guarantee Agreement between Beverly Hills Bancorp Inc. and Wilmington Trust Company, as guarantee trustee (incorporated by reference to the Company’s Report on Form 8-K as filed on January 3, 2007)

10.23	Indenture between Beverly Hills Bancorp Inc. and Wilmington Trust Company, as indenture trustee (incorporated by reference to the Company’s Report on Form 8-K as filed on January 3, 2007)

10.24	Stock Appreciation Right Agreement dated January 25, 2007 between Beverly Hills Bancorp Inc. and Eric Rosa (incorporated by reference to the Company’s Report on Form 10-K as filed on March 16, 2007)

10.25	Amendment No. 1 to Employment Agreement between Beverly Hills Bancorp Inc. and Larry B. Faigin dated July 26, 2007 (incorporated by reference to the Company’s Report on Form 10-Q as filed on November 9, 2007)

*10.26	Form of Change In Control Agreement dated June 27, 2007 between First Bank of Beverly Hills and Bryce W. Miller, Eric C. Rosa, Takeo K. Sasaki and Annette J. Vecchio

*10.27	Form of Stay Bonus Agreement dated June 27, 2007 between First Bank of Beverly Hills and Bryce W. Miller, Eric C. Rosa, Takeo K. Sasaki and Annette J. Vecchio

*10.28	Stock Appreciation Right Agreement dated June 27, 2007 between Beverly Hills Bancorp Inc. and Larry B. Faigin

*21	Subsidiaries

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Beverly Hills Bancorp Inc.

Calabasas, California

We have audited the accompanying consolidated statements of financial condition of Beverly Hills Bancorp Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beverly Hills Bancorp Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Los Angeles, California

March 17, 2008

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$12,964	$27,005
Mortgage-backed securities available for sale, at fair value	413,875	460,893
Investment securities available for sale, at fair value	6,941	8,920
Investment securities held to maturity, at amortized cost (fair value of $10,147 in 2007 and $9,735 in 2006)	9,809	9,759
Loans, net of allowance for loan losses of $21,882 in 2007 and $7,977 in 2006	979,948	1,041,883
Stock in Federal Home Loan Bank of San Francisco, at cost	31,880	29,015
Real estate owned, net	44	577
Leasehold improvements and equipment, net	927	1,244
Accrued interest receivable	8,663	8,685
Income taxes receivable	3,601	—
Deferred tax asset, net	28,340	28,276
Goodwill	—	3,054
Prepaid expenses and other assets	3,122	4,525

TOTAL	$1,500,114	$1,623,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Noninterest-bearing deposits	$886	$2,038
Interest-bearing deposits	636,585	848,852

Total deposits	637,471	850,890

Short-term borrowings	—	20,000
Repurchase agreements	40,000	40,000
Federal Home Loan Bank advances	611,000	496,337
Junior subordinated notes payable to trusts	46,393	46,393
Accounts payable and other liabilities	17,142	14,778

Total liabilities	1,352,006	1,468,398

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 30,000,000 shares authorized, 27,176,462 and 27,107,534 shares issued (including 8,389,368 treasury shares)	272	271
Additional paid-in capital	166,430	165,972
Treasury stock, 8,389,368 shares, at cost	(39,974)	(39,974)
Retained earnings	22,902	31,800
Accumulated other comprehensive loss	(1,522)	(2,631)

Total stockholders’ equity	148,108	155,438

TOTAL	$1,500,114	$1,623,836

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share data)

	Year Ended December 31,
	2007	2006	2005
INTEREST INCOME:
Loans	$78,191	$67,527	$60,895
Mortgage-backed securities	23,244	18,483	14,753
Securities and federal funds sold	1,700	2,157	1,749

Total interest income	103,135	88,167	77,397

INTEREST EXPENSE:
Deposits	38,604	31,702	17,623
Borrowings	33,755	23,470	20,720

Total interest expense	72,359	55,172	38,343

NET INTEREST INCOME	30,776	32,995	39,054
PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS	14,356	957	(41)

NET INTEREST INCOME AFTER PROVISION FOR (RECAPTURE OF) LOSSES ON LOANS	16,420	32,038	39,095

OTHER INCOME:
Federal Home Loan Bank stock dividend income	1,617	1,397	1,120
Gain on sale of Beverly Hills branch	—	8,531	—
Other income, net	669	108	712

Total other income	2,286	10,036	1,832

OTHER EXPENSES:
Compensation and employee benefits	7,230	7,069	6,773
Professional fees	2,518	3,644	3,555
Occupancy	600	930	989
Loan expenses	243	245	360
Regulatory assessments	212	145	338
Data processing	332	420	406
Insurance	608	686	689
Depreciation	364	366	327
Amortization of intangibles	—	—	129
Directors expense	417	407	539
Real estate owned, net	418	984	(187)
Goodwill impairment charges	3,054	—	—
Other general and administrative expense	1,826	1,428	1,433

Total other expenses	17,822	16,324	15,351

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	884	25,750	25,576
INCOME TAX PROVISION	388	10,940	10,524

NET INCOME	$496	$14,810	$15,052

Earnings per share – basic	$0.03	$0.73	$0.71
Earnings per share – diluted	$0.03	$0.72	$0.70
Dividends declared per common share	$0.50	$0.50	$0.50
Weighted average number of shares – basic	18,773,289	20,360,919	21,220,777
Weighted average number of shares – diluted	18,808,177	20,501,857	21,503,961

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
BALANCE, January 1, 2005	26,777,554	$268	$164,515	(5,639,368)	$(15,224)	$22,590	$(1,087)	$171,062
Comprehensive income:
Net income						15,052		15,052
Unrealized holding losses on available for sale securities – net of tax benefit of $2,042 (1)							(2,818)	(2,818)

Total comprehensive income								12,234
Cash dividends on common stock						(10,623)		(10,623)
Tax benefit from recognition of pre- reorganizational deferred tax assets			203					203
Exercise of stock options	188,320	2	410					412
Tax benefit from exercise of non-qualified stock options			582					582

BALANCE, December 31, 2005	26,965,874	270	165,710	(5,639,368)	(15,224)	27,019	(3,905)	173,870
Comprehensive income:
Net income						14,810		14,810
Unrealized holding gains on available for sale securities – net of tax provision of $926 (1)							1,274	1,274

Total comprehensive income								16,084
Cash dividends on common stock						(10,029)		(10,029)
Stock-based compensation			231					231
Exercise of stock options	141,660	1	16					17
Tax benefit from exercise of non-qualified stock options			15					15
Repurchase of common stock				(2,750,000)	(24,750)			(24,750)

BALANCE, December 31, 2006	27,107,534	271	165,972	(8,389,368)	(39,974)	31,800	(2,631)	155,438
Comprehensive income:
Net income						496		496
Unrealized holding gains on available for sale securities – net of tax provision of $803 (1)							1,109	1,109

Total comprehensive income								1,605
Cash dividends on common stock						(9,394)		(9,394)
Stock-based compensation			284					284
Exercise of stock options	68,428	1	174					175
Conversion of pre-reorganizational Company Stock	500

BALANCE, December 31, 2007	27,176,462	$272	$166,430	(8,389,368)	$(39,974)	$22,902	$(1,522)	$148,108

(1) Disclosure of reclassification amount:
	Year Ended December 31,
	2007	2006	2005
Unrealized holding gain (loss) on securities arising during the year, net of tax provision (benefit) of $803 in 2007, $926 in 2006 and ($2,042) in 2005	$1,109	$1,274	$(2,818)
Less: Reclassification adjustment for gain included in net income, net of tax expense	—	—	—

Net unrealized gain (loss) on securities, net of tax provision (benefit) of $803 in 2007, $926 in 2006 and ($2,042) in 2005	$1,109	$1,274	$(2,818)

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$496	$14,810	$15,052
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recapture of) estimated losses on loans	14,356	957	(41)
Provision for losses on real estate owned	289	872	10
Depreciation and amortization	364	366	456
Goodwill impairment charges	3,054	—	—
Stock-based compensation	277	240	—
Deferred tax (benefit) provision	(1,238)	1,537	6,276
(Gain) loss on sale of real estate owned	(37)	22	(214)
Loss on disposal of equipment	10	6	15
Gain on sale of loans	(2)	—	—
Gain on sale of Beverly Hills branch	—	(8,531)	—
Gain on extinguishment of investor participation liability	—	—	(404)
(Accretion) amortization of premiums and deferred fees	(615)	434	2,825
Tax benefit from exercise of non-qualified stock options	—	—	582
Federal Home Loan Bank stock dividends	(1,528)	(1,363)	(1,025)
Change in:
Accrued interest receivable	22	(2,402)	(951)
Income taxes receivable	(3,601)	3,910	(3,759)
Prepaid expenses and other assets	1,403	(708)	(292)
Accounts payable and other liabilities	394	5,382	3,627

Net cash provided by operating activities	13,644	15,532	22,157

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	(246,339)	(248,749)	(118,989)
Purchase of loans	(10,082)	(88,660)	(142,814)
Loan repayments	278,544	242,553	227,636
Proceeds from sale of loans	24,999	—	—
Purchase of mortgage-backed securities available for sale	(34,922)	(197,621)	(126,828)
Repayments of mortgage-backed securities available for sale	83,537	71,348	96,353
Repayment of investment securities available for sale	2,018	4,771	—
Purchases of Federal Home Loan Bank stock	(2,485)	(6,472)	(3,919)
Proceeds from sale of Federal Home Loan Bank stock	1,148	6,445	—
Proceeds from sale of real estate owned	1,581	33	2,031
Purchases of leasehold improvements and equipment	(64)	(141)	(1,029)
Proceeds from sale of leasehold improvements and equipment	7	—	2
Net payment in settlement of branch sale	—	(148,885)	—

Net cash provided by (used in) investing activities	97,942	(365,378)	(67,557)

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	$(213,419)	$402,370	$62,689
(Decrease) increase in short-term borrowings	(20,000)	20,000	—
(Decrease) increase in repurchase agreements	—	(23,000)	(57,000)
Proceeds from Federal Home Loan Bank advances	595,000	813,500	366,000
Repayments of Federal Home Loan Bank advances	(480,337)	(848,000)	(310,000)
Repayment of investor participation liability	—	—	(650)
Issuance of junior subordinated notes payable	—	25,774	—
Issuance of common stock	175	17	412
Tax benefit from exercise of non-qualified stock options	—	15	—
Repurchase of common stock	—	(24,750)	—
Dividends on common stock	(7,046)	(10,029)	(10,623)

Net cash (used in) provided by financing activities	(125,627)	355,897	50,828

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,041)	6,051	5,428
CASH AND CASH EQUIVALENTS:
Beginning of the year	27,005	20,954	15,526

End of year	$12,964	$27,005	$20,954

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION – Cash paid during the year for:
Interest	$70,109	$50,630	$34,286
Income taxes, net	6,892	4,132	7,344
NONCASH INVESTING ACTIVITIES:
Additions to real estate owned acquired in settlement of loans	1,300	1,518	120
NONCASH FINANCING ACTIVITIES:
Dividends on common stock declared and not yet paid	2,348	—	—

See notes to consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—Beverly Hills Bancorp Inc. (“Company,” and with its consolidated subsidiaries, the “Company”) is a financial holding company that conducts primarily banking and lending operations through a subsidiary bank, First Bank of Beverly Hills (“FBBH” or the “Bank”).

The Bank is engaged in a banking business focused primarily on commercial and multifamily real estate lending and construction loans for multifamily and commercial properties. The Bank also invests in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. The Bank is a state-chartered commercial bank and is regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

Administrative headquarters of the Company and the Bank are located in Calabasas, California, where the Bank also maintains its only retail branch.

Principles of Consolidation—The Company was incorporated in 1996 to be the holding company for Wilshire Acquisitions Corporation (“WAC”), which is the holding company for the Bank. The Company formed certain non-bank subsidiaries, and completed an initial public offering of common stock and a public debt offering in the fourth quarter of 1996. All intercompany accounts have been eliminated in consolidation. The Company had outstanding $46.4 million in floating rate junior subordinated notes payable to three wholly owned statutory business trusts. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46R”), the trusts are not consolidated into the accounts of the Company.

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

Use of Estimates in the Preparation of the Consolidated Financial Statements—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include allowances for loan losses, valuation allowances for real estate owned and net deferred tax assets, the evaluation of other-than-temporary impairment in the market values of investment securities and other assets, and the outcome of pending legal matters. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The fair values of the Company’s investment securities are generally determined by quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has evaluated the methodologies used to develop the resulting fair values. The Company evaluates the market prices for reasonableness by comparing the market prices with prices from another independent pricing service provider.

Loans and Allowance for Loan Losses—Loans are presented in the consolidated statements of financial condition net of unamortized deferred origination fees and costs and net of allowance for loan losses. Deferred fees and costs are recognized in interest income over the terms of the loans using the effective yield method. Interest income is recognized on an accrual basis.

The Company evaluates commercial and multifamily real estate loans and construction loans (whether purchased or originated and whether classified as loans or discounted loans) for impairment. Loans are considered to be impaired, for financial reporting purposes, when it is probable that the Company will be unable to collect all principal or interest when due. Specific valuation allowances (“SVAs”) are established through provisions for losses for impaired loans based on the fair value of the underlying real estate collateral, less estimated costs to sell, or the present value of anticipated cash flows.

The Company evaluates single-family real estate, consumer and other smaller balance, homogeneous loans for impairment on a collective basis. Management evaluates these loans for impairment by comparing management’s estimate of net realizable value to the net carrying value of the portfolios.

All specific and general valuation allowances established for pools of loans are recorded in the allowance for loan losses. The allowance for each pool is decreased by the amount of loans charged off and is increased by the provision for estimated losses on loans and recoveries of previously charged-off loans. The allowance for each pool is maintained at a level believed adequate by management to absorb probable losses. Management’s determination of the adequacy of the allowance is based on a number of factors, including, but not limited to, the following: the Company’s historical and recent loss experience in its loan portfolios; the volume, severity and trend of non-performing assets; the extent to which refinances or loan modifications are made to maintain loans in a current status; known deterioration in credit concentrations or certain classes of loans; loan-to-value ratios of real estate secured loans; risks associated with specific types of collateral; the quality and effectiveness of the lending policy, loan purchase policy, internal asset review policy, charge-off, collection and recovery policies; current conditions in the general and local economies which might affect the collectability of the loan; anticipated changes in the composition or volume of the portfolio; and reasonableness standards in accordance with regulatory agency policies.

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

Goodwill—The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Accordingly, the Company tests goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2007, the Company recorded a goodwill impairment charge of $3.1 million – See Note 9 for more information on this charge.

Real Estate Owned— Real estate acquired through foreclosure is recorded at the lower of cost or fair value at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying value or fair value less costs to sell. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations.

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

Stock-Based Compensation—The Company issues stock-based compensation to certain employees, officers and directors. The Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), on January 1, 2006 using the modified prospective method. SFAS No. 123(R) requires companies to account for stock options using the fair value method, which generally results in compensation expense recognition. Prior to December 31, 2005, the Company accounted for its fixed stock options using the intrinsic-value method, as prescribed in Accounting Practices Bulletin (“APB”) Opinion No. 25. Accordingly, no stock option expense was recorded in periods prior to December 31, 2005.

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

The Company uses the “simplified” method for determining the expected term of its stock awards. The Company expects to continue using the “simplified” method as its stock awards have the characteristics of “plain vanilla” options and its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected terms.

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

New Accounting Pronouncements—In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. On January 1, 2007, the Company adopted the provisions of FIN 48 and no cumulative effect of adoption of FIN 48 was required to be recognized. In addition, the Company does not have any unrecognized tax benefits as a result of uncertainty. It is the Company’s policy to record any penalties or interest arising from the application of federal or state income taxes as other expense. There were no penalties or interest paid during the year ended December 31, 2007.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm’s-length transaction between market participants in the markets where the Company conducts business. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 should be applied prospectively, except for certain financial instruments for which the standard should be applied retrospectively. The adoption of SFAS No. 157 is not expected to have material impact on our consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. The asset or liability is the offset to other accumulated comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses, and accumulated transition obligations and assets. SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. We do not expect the adoption of SFAS No. 158 to have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to measure any new or existing financial instruments at fair value, except as required by other accounting pronouncements, but to continue recording its financial instruments in accordance with current practice.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008. SFAS No. 141R, effective for the Company on January 1, 2009, applies to all transactions or other events in which the Company obtains control in one or more businesses. The Company will assess each transaction on a case-by-case basis as it occurs.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”), which requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and early adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements must be applied retrospectively for all periods presented. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial condition and results of operations.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassifications—Certain items in the Consolidated Statements of Financial Condition and Consolidated Statements of Operations for 2006 and 2005 were reclassified to conform to the 2007 presentation, none of which effected previously reported net income. In fiscal 2007, the Company consolidated discounted loans, net with loans, net, on our Consolidated Statements of Financial Condition and reclassified real estate owned, net from other income to other expenses on our Consolidated Statements of Operations. We also reclassified sale proceeds from real estate owned to prepaid expenses and other assets on our Consolidated Statements of Financial Condition as of December 31, 2006.

2.	SALE OF BEVERLY HILLS BRANCH

On November 3, 2006, the Company sold its Beverly Hills branch to First Bank, a subsidiary of First Banks, Inc., headquartered in St. Louis, Missouri. In the sale, First Bank assumed all of the deposits at the branch and certain liabilities associated with the branch, including the branch lease, and acquired certain assets at the branch at their book values. First Bank paid a deposit premium of 5.5% of the deposits. The Company continues to operate its Calabasas branch and will continue its deposit gathering strategies. The Company recorded a gain on the sale of $8.5 million, after related selling expenses.

3.	STOCK-BASED COMPENSATION

The Company has two stock-based employee compensation plans, the 1999 Equity Participation Plan and the 2002 Equity Participation Plan, pursuant to which stock options have been granted to its directors and certain employees. All stock options have an exercise price that is equal to the fair value of the Company’s common stock on the date of grant. The stock options generally vest over a three-year period and have a maximum term of 10 years.

A summary of the Company’s stock option activity for the period indicated is presented below:

	Year Ended December 31, 2007
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	747,502	$8.98
Granted	—	—
Exercised	(68,428)	2.81
Forfeited	(4,072)	3.24

Outstanding at end of period	675,002	9.63

Exercisable at end of period	475,002	9.27

The Company granted no stock options in 2007.

In January 2006, the Company granted an option to purchase 600,000 shares of common stock at an exercise price of $10.50 per share. The weighted average fair value of this option was $1.28 per share. This fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 19%, risk-free interest rate of 4.30%, a dividend yield of 5% and an expected life of six years. There were no grants of stock options in 2005. The volatility assumption was based on the historical weekly price data of the Company’s common stock over the one-year period prior to the grant. The Company believes the volatility over this period is a reasonable predictor of future volatility. The Company did not believe the historical volatility

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

over the most recent period equal to the expected life of the option (i.e., the 5-year period ended January 2006) was indicative of future volatility, because the price of the Company’s common stock increased more than 800% during that period, and similar volatility is considered unlikely to recur over the following 5-year period. The risk-free interest rate was equal to the 5-year U. S. Treasury rate in effect on the date of the grant. The dividend yield was based on the most recent year and is considered a reasonable estimate of future dividend yields. The expected life of the stock option represents the period that the stock options are expected to be outstanding and is based on historical experience. The Company has assumed a forfeiture rate of 0% as all of these options were granted to its Chief Executive Officer.

Additional information on the Company’s stock option activity for the years ended December 31, 2007, 2006 and 2005 is presented below:

	Year Ended December 31,
	2007		2006	2005
Weighted average grant date fair value	$	N/A	$1.28	N/A
Intrinsic value of options exercised		$320,280	$1,080,949	$1,550,921
Fair value of shares vested		$255,340	$247,758	$666,934

Additional information regarding stock options outstanding as of December 31, 2007 is as follows:

	Total Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term (Years)
Total options outstanding at year-end	675,002	$9.63	$181,970	7.58
Fully-vested options exercisable at year-end	475,002	$9.27	$181,970	7.41
Options expected to vest at year-end	200,000	$10.50	$—	8.01

In 2007, the Company granted stock appreciation rights (“SARs”) to certain executive officers. The SARs are exercisable only for cash, and are classified as liabilities, and not equity instruments, per SFAS No. 123R. Consequently, the Company is required to remeasure the fair value of the liability at the end of each reporting period and record a corresponding adjustment to the related compensation expense. As the stock price of the Company’s common stock declined significantly below the exercise price of the SARs, the weighted-average fair value of the Company’s SARs was $0.01 per share at December 31, 2007. This fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions:

	Expected Volatility	Dividend Yield	Risk-free Interest Rate	Expected Life (Years)
216,000 share units	23.00%	9.73%	3.06%	2.25
30,000 share units	23.00	9.73	3.06	2.58
400,000 share units	23.00	9.73	2.94	0.13

The Company in 2006 also granted stock SARs to certain directors and an executive officer. The SARs are exercisable only for cash, and are classified as liabilities, and not equity instruments, per SFAS No. 123R. Consequently, the Company is required to remeasure the fair value of the liability at the end of each reporting period and record a corresponding adjustment to the related compensation expense. The weighted-average fair value of the Company’s SARs was $0.51 per share at December 31, 2006. This fair value was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 19%, dividend yield of 6.03%, risk-free interest rate of 4.70% and an expected life of four years. The Company granted no SARs in 2005.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the Company’s SARs activity for the year ended December 31, 2007 is presented below:

	Share Units	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term (Years)
Outstanding at beginning of period	216,000	$8.87
Granted	430,000	7.86
Exercised	—	—
Forfeited	—	—

Outstanding at end of period	646,000	8.20	N/A	1.90

Exercisable at end of period	472,000	8.01	N/A	1.20

There is no intrinsic value for the SARs as the strike price is greater than the fair market value of the Company’s common stock as of December 31, 2007.

Additional information regarding SARs outstanding as of December 31, 2007 is as follows:

Exercise Prices	Total Share Units	Exercisable Share Units	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
				Share Units Outstanding	Share Units Exercisable
$7.80	30,000	—	4.07	$7.80	$7.80
$7.86	400,000	400,000	0.74	7.86	7.86
$8.23	36,000	12,000	3.74	8.23	8.23
$9.00	180,000	60,000	3.74	9.00	9.00

For the year ended December 31, 2007, the application of SFAS No. 123R resulted in stock-based compensation expense of $277,685, deferred tax benefits of $110,999 and a net reduction in net income of $166,686, reducing basic and diluted earnings per share by $0.01.

For the year ended December 31, 2006, the application of SFAS No. 123R resulted in stock-based compensation expense of $239,817, deferred tax benefits of $94,671 and a net reduction in net income of $145,146, reducing diluted earnings per share by $0.01. There was a negligible effect on basic earnings per share.

The compensation expense and deferred tax benefits are reflected as adjustments to cash flows from operating activities on the Company’s consolidated statement of cash flows. There were no exercises of non-qualified stock options in 2007. The Company recorded tax benefits from the exercise of non-qualified stock options of $14,441, which are included in cash flows from financing activities for the year ended December 31, 2006. Prior to the adoption of SFAS No. 123R, such tax benefits were presented as adjustments to cash flows from operating activities.

At December 31, 2007, the Company had $255,339 of unrecognized compensation cost related to unvested stock options. This cost is expected to be amortized over a weighted-average period of one year, ending in December 2008. The unrecognized compensation related to the SARs at December 31, 2007 was $2,993 and is expected to be amortized over the following 1.75 years, ending in September 2009. Compensation cost related to the SARs may vary based on changes in the awards’ total estimated fair value.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prior to the adoption of SFAS No. 123R, the Company applied APB 25 to account for its stock-based awards. The following table illustrates the effect on net income and earnings per share had the Company accounted for share-based compensation in accordance with SFAS No. 123R for the year ended December 31, 2005:

(Dollars in thousands, except per-share amounts)
Net income to common shareholders:
As reported	$15,052
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	392

Pro forma	$14,660

Net income per common and common share equivalent:
Basic earnings per share:
As reported	$0.71
Pro forma	0.69
Diluted earnings per share:
As reported	$0.70
Pro forma	0.68

4.	SETTLEMENT OF LITIGATION

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

In October 2006, the Company reached a settlement with the former officer to recover amounts owed to the Company by the former officer. This settlement provides that the former officer will repay the Company a total of $2.0 million, plus interest on the unpaid balance at 6% per year. The Company received an initial payment of $200,000 in 2006 and two payments totaling $400,000 in 2007. These three payments were deferred 90-days before being recognized in income. All subsequent payments are to be made in semi-annual installments of $200,000 each, until the balance, including interest, is paid in full. All future payments will be recorded in income when received.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	SECURITIES

The amortized cost, fair value and gross unrealized gains and losses on the Company’s mortgage-backed and other investment securities as of December 31, 2007 and 2006 are shown below. Fair market value estimates were obtained using discounted cash-flow models or from independent parties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Values
	(Dollars in thousands)
December 31, 2007
Available-for-sale:
GSE mortgage-backed securities	$216,208	$1,234	$900	$216,542
AAA mortgage-backed securities	194,419	73	2,752	191,740
Other mortgage-backed securities	5,473	120	—	5,593
Trust preferred securities	1,210	—	—	1,210
Mutual funds	5,750	73	92	5,731

Total available for sale	423,060	1,500	3,744	420,816

Held-to-maturity:
Agency securities	9,809	338	—	10,147

Total	$432,869	$1,838	$3,744	$430,963

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Values
	(Dollars in thousands)
December 31, 2006
Available-for-sale:
GSE mortgage-backed securities	$237,903	$1,074	$1,689	$237,288
AAA mortgage-backed securities	220,435	142	3,733	216,844
Other mortgage-backed securities	6,602	160	—	6,762
Trust preferred securities	3,228	—	—	3,228
Mutual funds	5,750	25	84	5,691

Total available for sale	473,918	1,401	5,506	469,813

Held-to-maturity:
Agency securities	9,759	—	24	9,735

Total	$483,677	$1,401	$5,530	$479,548

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2007
GSE mortgage-backed securities	$39,585	$168	$46,388	$732	$85,973	$900
AAA and other mortgage-backed securities	42,832	343	134,686	2,409	177,518	2,752
Mutual funds	—	—	1,908	92	1,908	92

Total	$82,417	$511	$182,982	$3,233	$265,399	$3,744

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2006
GSE mortgage-backed securities	$18,509	$79	$72,595	$1,610	$91,104	$1,689
AAA and other mortgage-backed securities	16,033	66	175,045	3,667	191,078	3,733
Mutual funds	—	—	1,916	84	1,916	84
Agency securities	9,735	24	—	—	9,735	24

Total	$44,277	$169	$249,556	$5,361	$293,833	$5,530

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

The Company has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of December 31, 2007 the Company also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a full recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2007 and 2006, management believes the impairments detailed in the table above are temporary, and as a result, no impairment loss has been realized in the Company’s consolidated statements of operations.

As of December 31, 2007 the Company had no debt securities maturing in less than five years, $18.8 million fair value and $18.6 million unamortized cost of securities maturing in over five years through ten years, and

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$406.5 million fair value and $408.6 million unamortized cost of securities maturing after ten years. However, the Company expects to receive payments on its securities over periods considerably shorter than their contractual maturities.

The Company sold no securities during 2007, 2006 and 2005.

At December 31, 2007 and 2006, securities with amortized cost of $382.1 million and $362.6 million, respectively, and market values of $380.3 million and $358.8 million, respectively, were pledged to secure repurchase agreements, FHLB advances and public deposits.

6.	LOANS

The following is a summary of the Company’s loans by each loan category at the dates indicated:

	December 31,
	2007	2006
	(Dollars in thousands)
Real estate loans:
Single-family	$16,938	$19,914
Multifamily	313,154	356,992
Commercial	503,086	569,840
Construction	153,178	98,869

Total real estate loans	986,356	1,045,615
Other	14,731	2,255

	1,001,087	1,047,870
Add: Net premium on loans and deferred fees	743	1,990
Less: Allowance for loan losses	(21,882)	(7,977)

	$979,948	$1,041,883

As of December 31, 2007 and 2006, loans and discounted loans with adjustable rates of interest (including loans with an initial fixed rate for 3 or 5 years which subsequently convert to adjustable) totaled $881.5 million and $906.0 million, respectively, and loans with fixed rates of interest were $119.6 million and $141.9 million, respectively. Adjustable-rate loans are generally indexed to constant maturity treasury rates, LIBOR, Prime or the FHLB’s Eleventh District Cost of Funds Index, and are subject to limitations on the timing and extent of adjustment. Most variable-rate loans adjust within six months of changes in the index.

Apart from construction loans, which are always interest only, the Company frequently provides interest-only loans for commercial real estate developments that have not been stabilized. This structure is typical for bridge loans, or for newly constructed projects that have not reached breakeven on a principal and interest basis. Interest-only periods are generally from one to three years, after which the loan converts to an amortizing loan. As of December 31, 2007 and 2006, interest-only loans totaled $380.7 million and $318.0 million, respectively.

At December 31, 2007 and 2006, loans with unpaid principal balances totaling $984.0 million and $1.0 billion, respectively, were pledged against Federal Home Loan Bank advances.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activity in the allowance for loan losses is summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance, beginning of year	$7,977	$7,289	$10,783
Net change pursuant to fresh-start reporting	(7)	(10)	(19)
Charge-offs	(492)	(309)	(2,993)
Recoveries	48	50	126
Reclassification to investor participant’s share	—	—	(567)
Provision for (recapture of) losses on loans	14,356	957	(41)

Balance, end of year	$21,882	$7,977	$7,289

The recorded investment in loans that are considered to be impaired is as follows:

	At or for the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Impaired loans without specific valuation allowances	$3,939	$6,919	$9,615
Impaired loans with specific valuation allowances	29,260	126	311
Specific valuation allowance related to impaired loans	(11,637)	(64)	(175)

Impaired loans, net	$21,562	$6,981	$9,751

Average investment in impaired loans	$21,692	$10,763	$9,364

Interest income recognized on impaired loans	$1,157	$842	$649

Interest income recognized on impaired loans on a cash basis	$1,157	$842	$649

When the Company receives payments on impaired loans that are more than 90 days past due, the payment is applied to principal and interest if the payment brings the loan to less than 90 days delinquent (or, in cases where payments are made in accordance with a bankruptcy plan, the borrower is current under the terms of that plan). If a payment is received on a loan in foreclosure, the payment is returned to the borrower. In some instances, a partial payment is accepted if the borrower executes a forbearance agreement. Payments received on impaired loans less than 90 days past due are recorded as both principal and interest in accordance with the terms of the loan. No additional funds are committed to be advanced in connection with impaired loans. For the year ended December 31, 2007, the Company recognized approximately $1.2 million in interest income on impaired loans.

At December 31, 2007 and 2006, the Company had a total of $29.9 million and $1.6 million, respectively, of loans on nonaccrual status. Nonaccrual and impaired loans at December 31, 2007 included construction loans totaling $27.6 million.

The Company has a geographic concentration of mortgage loans in the western United States, primarily in southern California. The five states with the greatest concentration of the Company’s loans at December 31, 2007 were California, Nevada, Arizona, Texas and Illinois, which had $512.7 million, $79.5 million, $67.9 million, $37.6 million and $37.3 million of loans, respectively. The Company does not believe any of its residential loans have features that would cause them to be characterized as interest-only loans or loans with negative amortization and which would give rise to any additional concentration of credit risk required to be disclosed by FSP SOP 94-6-1.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision for loan losses during 2007 primarily reflects specific reserves totaling $11.4 million for nonperforming construction loans due to a decrease in the fair market value of the collateral. Management’s estimates are utilized to determine the adequacy of the allowance for loan losses. Estimates are also involved in determining the ultimate recoverability of purchased loans. These estimates are inherently uncertain and depend on the outcome of future events. Although management believes the levels of the allowance as of December 31, 2007 and 2006 are sufficient to absorb losses inherent in the loan portfolio, changes in interest rates, various other economic factors and regulatory requirements may result in increasing levels of losses. Those losses will be recognized if and when these events occur.

7.	REAL ESTATE OWNED

Activity in real estate owned is as follows for the years indicated:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance, beginning of year	$577	$62	$1,769
Foreclosures	1,300	1,518	120
Sales and exchanges, net	(1,544)	(131)	(1,817)
Provision for losses	(289)	(872)	(10)

Balance, end of year	$44	$577	$62

Activity in the valuation allowance on real estate owned is summarized as follows for the dates indicated:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance, beginning of year	$865	$10	$205
Specific reserves on properties sold	(1,144)	(17)	(205)
Charge-offs	—	—	—
Provision for losses	289	872	10

Balance, end of year	$10	$865	$10

8.	LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment consisted of the following at the dates indicated:

	December 31,
	2007	2006
	(Dollars in thousands)
Leasehold improvements	$1,208	$1,208
Furniture and equipment	1,687	1,756
Construction in progress	—	4

Total cost	2,895	2,968
Accumulated depreciation and amortization	(1,968)	(1,724)

Leasehold improvements and equipment, net	$927	$1,244

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	GOODWILL AND INTANGIBLE ASSETS

Through December 31, 2001, goodwill was amortized on a straight-line basis over an estimated useful life of 15 years. In January 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and, as a result, ceased amortizing goodwill, but began testing it at least annually for impairment. The Company tested goodwill for impairment as of March 31, 2007 and determined that no impairment charge was required.

In the fourth quarter of 2007, the Company determined that the goodwill should be reevaluated for impairment because the price of the Company’s common stock declined below the diluted book value per share. The fair value of the Company was calculated by averaging the year-end closing price of the Company’s common stock and the closing price adjusted for an expected market premium. Based on this average share price, the Company’s fair value was less than the carrying amount of the Company. The Company then calculated the fair value of its net assets (assets less liabilities) which was greater than the fair value of the Company. As such, the fair value of the Company was not sufficient to support the goodwill and a goodwill impairment charge of $3.1 million was recorded.

The Company also recorded a core deposit intangible of $1.3 million in connection with the Bank’s purchase of the branch. The core deposit intangible was amortized on a straight-line basis over an estimated useful life of 5 years and had been amortized in full as of June 30, 2005.

10.	DEPOSITS

Deposits consisted of the following at the dates indicated:

	December 31,
	2007	2006
	(Dollars in thousands)
Savings accounts	$983	$2,012
NOW and money market accounts	6,461	12,050
Noninterest-bearing deposit accounts	886	2,038
Certificates of deposit:
Less than $100,000	45,796	36,357
$100,000 or more	583,345	798,433

Total deposits	$637,471	$850,890

At December 31, 2007, the Bank held $14.9 million in money market deposits for Company and WFC. These deposits have been eliminated in consolidation and are not reflected in the above amounts.

A summary of certificates of deposit by maturity is as follows at the date indicated:

December 31, 2007
(Dollars in thousands)
2008	$582,494
2009	1,435
2010	280
2011	44,932

$629,141

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Bank’s deposits generally are not collateralized, with the exception of $60.0 million of public fund certificates of deposit from the State of California, which are secured by mortgage-backed securities.

11.	BORROWINGS

At December 31, 2007 and 2006, the Company had outstanding repurchase agreements totaling $40.0 million, which provide liquidity and financing for the Company’s acquisitions of loan pools and mortgage-backed securities. Following is information about repurchase agreements for the years indicated:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Repurchase agreements:
Average amount outstanding during the year	$40,000	$43,538	$116,000
Maximum month-end balance outstanding during the year	40,000	63,000	143,000
Weighted average rate:
During the period	4.81%	3.53%	3.17%
At end of period	4.81%	4.81%	3.43%

The Company’s repurchase agreements outstanding at December 31, 2007 mature in 2008. These borrowings are secured by mortgage-backed securities.

The Company has an agreement with the Federal Home Loan Bank of San Francisco (the “FHLB”) whereby the Company can apply for advances not to exceed 45% of the Bank’s total assets as of the previous quarter-end. These advances are secured by mortgage-backed securities and loans. The balances of FHLB advances outstanding as of December 31, 2007 and 2006 were $611.0 million and $496.3 million, respectively. At December 31, 2007, the Company had $76.5 million in unused FHLB borrowing capacity.

The following table sets forth the Company’s FHLB advances at and for the years indicated:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
FHLB advances:
Average amount outstanding during the year	$577,445	$482,068	$508,298
Maximum month-end balance outstanding during the year	641,337	557,837	555,837
Weighted average rate:
During the period	4.72%	3.96%	3.06%
At end of period	4.61%	4.53%	3.42%

The Company’s repurchase agreements and FHLB advances at the date indicated mature as follows:

December 31, 2007
(Dollars in thousands)
2008	$291,000
2009	150,000
2010	140,000
2011	70,000

Total	$651,000

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has a loan agreement with a financial institution pursuant to which it may borrow up to $20.0 million under a revolving line of credit. This loan agreement matured on November 30, 2007, and the Company had no outstanding borrowings under this agreement at December 31, 2007. In January 2008, the loan agreement was amended to mature on December 31, 2008. The line of credit amount was reduced to $15.0 million and the interest rate is at the 3-month LIBOR rate, plus 1.90%, adjusting quarterly. The maximum ratio of nonperforming loans to total gross loans was increased to 3.50%. The Company terminated the loan agreement in March 2008.

12.	JUNIOR SUBORDINATED NOTES PAYABLE TO TRUSTS

At December 31, 2007, the Company had outstanding $46.4 million in floating-rate junior subordinated notes payable to three wholly owned statutory business trusts. The Company issued the notes to the trusts in separate placements occurring in July 2002, May 2006 and December 2006. The trusts purchased the notes using the proceeds from private placements of trust preferred securities to unaffiliated third parties and from the issuance of common securities to the Company. In accordance with FASB Interpretation No. 46R (“FIN 46R”), the trusts are not consolidated into the accounts of the Company and the Company has reflected the notes under the caption “Junior subordinated notes payable to trust” and included its common securities in the trust in “other assets” in its consolidated statements of financial condition.

The following table summarizes the Company’s subordinated notes payable outstanding as of December 31, 2007:

	Year Ended December 31, 2007
	(Dollars in thousands)
Date of borrowing	7/11/2002	5/16/2006	12/28/2006
Amount of borrowing	$20,619	$20,619	$5,155
Interest terms (to be reset quarterly)	LIBOR + 3.65%	LIBOR + 1.55%	LIBOR + 1.78%
Interest rate at end of year	8.89%	6.43%	6.93%
Maturity date	10/7/2032	6/23/2036	3/6/2037
First date redeemable at par (quarterly thereafter)	7/7/2007	6/23/2011	3/6/2012

In January 2008, the Company redeemed at par $10.3 million of the subordinated notes payable due in October 2032.

The following table sets forth the Company’s total subordinated notes payable at and for the years indicated:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Average amount outstanding during the year	$46,393	$33,704	$20,619
Maximum month-end balance outstanding during the year	46,393	46,393	20,619
Weighted average rate:
During the period	8.64%	8.23%	7.21%
At end of period	7.58%	7.88%	7.80%

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	INCOME TAXES

The Company files consolidated federal and state income tax returns with its eligible subsidiaries. The components of the income tax provision were as follows for the years indicated:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Current tax provision:
Federal	$555	$5,977	$3,982
State	1,071	3,426	266

Total current tax provision	1,626	9,403	4,248

Deferred tax (benefit) provision:
Federal	(375)	1,767	3,887
State	(863)	(230)	2,186

Total deferred tax (benefit) provision	(1,238)	1,537	6,073

Allocation to stockholders’ equity:
Utilization of pre-reorganizational deferred tax assets	—	—	203

Total allocation to stockholders’ equity	—	—	203

Total income tax provision	$388	$10,940	$10,524

The difference between the effective tax rate applicable to income from continuing operations and the statutory federal income tax rate can be attributed to the following for the years indicated:

	Year Ended December 31,
	2007	2006	2005
Federal income tax provision at statutory rate	34.0%	35.0%	34.0%
State taxes, net of federal tax effect	8.2	7.0	6.8
Current permanent differences	1.1	—	—
Other	0.6	0.5	0.3

Effective income tax rate	43.9%	42.5%	41.1%

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s deferred income tax assets and liabilities are summarized as follows at the dates indicated:

	December 31,
	2007	2006
	(Dollars in thousands)
Deferred tax assets:
Loans – purchase discounts, allowances for loan losses and market valuation adjustments	$3,693	$1,031
Market adjustment on mortgage-backed securities	—	1,594
Depreciation and amortization	324	433
Net operating loss carryforward, net of cancellation of debt income	33,768	33,862
Accrued expenses	539	36
State taxes	363	910
Stock-based compensation	174	92
Goodwill	227	—
Prepaid insurance	692	—
Legal settlement	475	—
Unrealized loss on securities	1,102	—
Other	—	177

Gross deferred tax assets	41,357	38,135

Deferred tax liabilities:
FHLB stock dividends	(2,605)	—
Pass-through income	(1,977)	(1,977)
Deferred loan fees	(388)	(1,087)
Goodwill	—	(1,064)
Other	(134)	—

Gross deferred tax liabilities	(5,104)	(4,128)

Total deferred tax asset, net	36,253	34,007
Valuation allowance	(7,913)	(5,731)

Net deferred tax asset	$28,340	$28,276

SFAS No, 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2007, the Company evaluated the positive and negative evidence regarding the future realization of the deferred tax assets. Pursuant to this evaluation, the Company concluded that the available objective positive evidence regarding its ability to generate future federal taxable income substantially outweighed the available objective negative evidence regarding future federal taxable income. The Company also concluded that the objective negative evidence regarding the ability to generate certain future state taxable income outweighed the available objective positive evidence regarding certain future state taxable income, due primarily to the significant reduction in its operations in the state of Oregon following the sale of WCC. As a result, the Company believes it is more likely than not that its deferred tax assets will be realized in future years with the exception of those deferred tax assets that have been offset by the valuation allowance of $7.9 million as of December 31, 2007. This valuation allowance relates to net operating loss carryforwards in Oregon and certain other states. The increase in the valuation allowance of $2.2 million is the result of adjustments in the amount of the gross Oregon net operating loss carryforward that were necessary to reflect the amounts on the tax returns actually filed for that state. The net deferred tax asset of $28.3 million is reported as an asset in the Consolidated Statement of Financial Condition as of December 31, 2007.

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

As of December 31, 2007, the Company had federal net operating loss carryforwards (NOLs) of approximately $75.5 million, and also had NOLs in various states. The federal carryforward period runs through 2020. As discussed above, the Company’s net operating loss carryforwards that were generated prior to the change in control are subject to an annual limitation on the amount that may be used to offset taxable income.

On January 1, 2007, the Company adopted the provisions of FIN 48 and there was no effect on the financial statements. As a result, there was no cumulative effect recognized upon adoption of FIN 48. In addition, the Company did not have any unrecognized tax benefits as a result of uncertainty at January 1, 2007 or during the year ended December 31, 2007. It is the Company’s policy to record any penalties or interest arising from the application of federal or state income taxes as other expense. There were no penalties or interest paid during the year ended December 31, 2007.

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

14.	COMMITMENTS AND CONTINGENCIES

Lease Commitments—The following is a schedule of future minimum rental payments under operating leases as of the date indicated:

December 31, 2007
(Dollars in thousands)
2008	$463
2009	436
2010	445
2011	445
2012	462
Thereafter	775

Total	$3,026

The Company’s lease expense totaled $493,000, $699,000 and $745,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loan Commitments—At December 31, 2007, the Company had outstanding commitments to fund $150.4 million of loans. Loan commitments expose the Bank to credit risk in excess of amounts reflected in the consolidated financial statements. The Bank receives collateral to support loans and commitments to extend credit for which collateral is deemed necessary. As of December 31, 2007, the Company did not have an allowance for unfunded loan commitments.

Purchase Commitments—From time to time, the Company enters into various commitments and letters of intent relating to purchases of loans, foreclosed real estate portfolios and other investments. There can be no assurance that any of these transactions will ultimately be consummated. It is the Company’s policy generally to record such transactions in the financial statements in the period in which such transactions are closed. There were no such commitments outstanding at December 31, 2007.

Litigation—The Company was involved in litigation with its former loan servicing subsidiary, Wilshire Credit Corporation (“WCC”), and WCC’s parent, Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”), which purchased WCC from the Company in April 2004. Beginning in June 2005, WCC demanded that the Company reimburse WCC for certain costs purportedly incurred by WCC in connection with WCC’s performance under one of its loan servicing contracts. The Company disagreed that it was liable for such costs. To resolve this dispute, in July 2005, the Company filed a complaint for declaratory relief against WCC and Merrill Lynch. The complaint sought, among other things, a declaration that the Company had no obligation to reimburse WCC for those costs, and that if such an obligation was found to exist, it was for a substantially lesser amount than that claimed by WCC. In September 2005, Merrill Lynch filed a cross-complaint against the Company alleging breach of contract. Merrill Lynch claimed that WCC had incurred and would continue to incur costs totaling approximately $3.7 million. The trial began in January 2008 and, on January 23, 2008, a jury in the Superior Court of Los Angeles County, California, found that the Company had no liability to WCC and Merrill Lynch relating to the claims being litigated.

The Company has contractually agreed to indemnify Merrill Lynch for claims asserted against WCC by third parties arising out of acts taken by WCC prior to its sale on April 30, 2004. The indemnity is for settlements of judgments paid and for defense costs, and is for amounts which, in the aggregate, exceed $2.0 million. Merrill Lynch has notified the Company of a number of claims that have been or are being asserted against WCC, and for which Merrill Lynch is seeking indemnity from the Company. As of December 31, 2007, the total payments and defense costs of such claims which Merrill Lynch has formally tendered to the Company was approximately $1.5 million. Although the Company expects that Merrill Lynch will demand indemnity for additional costs and expenses, it is probable that the total claims for which Merrill Lynch asserts the Company is responsible will surpass the $2.0 million threshold and this potential liability has been accrued for by the Company.

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

Capital Requirements—Bank holding companies, such as Company, and FDIC-insured banks, such as FBBH, are required to meet certain minimum regulatory capital requirements. At December 31, 2007, Company and FBBH met all applicable regulatory capital requirements and FBBH met the conditions to be categorized as “well capitalized,” as defined under applicable regulations.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and capital ratios for Company and FBBH at the dates indicated:

Regulatory Capital Ratios

			Amount Required
	Actual		For Capital Adequacy Purposes			To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
December 31, 2007

Company
Total capital to risk-weighted assets (Risk-based capital)	$181,728	17.05%	$85,282	≥	8.00%	Not Applicable
Tier 1 capital to risk-weighted assets	168,297	15.79%	42,641	≥	4.00%	Not Applicable
Tier 1 leverage ratio	168,297	11.16%	60,346	≥	4.00%	Not Applicable
FBBH
Total capital to risk-weighted assets (Risk-based capital)	$141,432	13.54%	$83,583	≥	8.00%	$104,479	≥	10.00%
Tier 1 capital to risk-weighted assets	128,266	12.28%	41,792	≥	4.00%	62,687	≥	6.00%
Tier 1 capital to average assets	128,266	8.62%	59,540	≥	4.00%	74,425	≥	5.00%

			Amount Required
	Actual		For Capital Adequacy Purposes			To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
December 31, 2006

Company
Total capital to risk-weighted assets (Risk-based capital)	$181,753	16.00%	$90,865	≥	8.00%	Not Applicable
Tier 1 capital to risk-weighted assets	173,811	15.30%	45,433	≥	4.00%	Not Applicable
Tier 1 leverage ratio	173,811	11.85%	58,654	≥	4.00%	Not Applicable
FBBH
Total capital to risk-weighted assets (Risk-based capital)	$149,022	13.46%	$88,565	≥	8.00%	$110,706	≥	10.00%
Tier 1 capital to risk-weighted assets	141,309	12.76%	44,283	≥	4.00%	66,424	≥	6.00%
Tier 1 capital to average assets	141,309	9.75%	57,965	≥	4.00%	72,456	≥	5.00%

In addition to the requirements shown in the above table, FBBH is required by the DFI to maintain a ratio of tangible stockholder’s equity to total tangible assets of at least 8.0% for the first three years following the effective date of the charter conversion, or through August 31, 2008. As of December 31, 2007, FBBH was in compliance with the DFI’s requirement.

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

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per-share amounts)
Net income	$496	$14,810	$15,052

Weighted average number of common shares outstanding – basic	18,773,289	20,360,919	21,220,777
Net effect of dilutive stock options – based on treasury stock method (1)	34,888	140,938	283,184

Weighted average number of common shares outstanding – diluted	18,808,177	20,501,857	21,503,961

Earnings per share – basic	$0.03	$0.73	$0.71

Earnings per share – diluted	$0.03	$0.72	$0.70

(1)	Does not include options to purchase a weighted-average 600,000 shares and 596,712 shares outstanding during the year ended December 31, 2007 and 2006, respectively, whose exercise would have had an anti-dilutive effect on earnings per share.

17.	EMPLOYEE BENEFITS AND AGREEMENTS

Profit Sharing Plan—The Company’s employees may participate in a defined contribution profit sharing and 401(k) plan. The Company may elect to contribute to the plan based on profits of the Company or based on matching participants’ contributions. The Company contributed $203,000, $202,000 and $96,000, respectively, for the years ended December 31, 2007, 2006 and 2005.

Employment Agreements—The Company has employment, stay bonus and change-in-control agreements with certain executive officers. These agreements provide for the payment of base salaries, performance bonuses subject to certain restrictions, and/or the payment of severance benefits upon termination.

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

	December 31, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$12,964	$12,964	$27,005	$27,005
Mortgage-backed securities available for sale	413,875	413,875	460,893	460,893
Investment securities available for sale	6,941	6,941	8,920	8,920
Investment securities held to maturity	9,809	10,147	9,759	9,735
Loans, net	979,948	1,009,459	1,041,883	1,046,348
Accrued interest receivable	8,663	8,663	8,685	8,685
Federal Home Loan Bank stock	31,880	31,880	29,015	29,015
Liabilities:
Deposits	637,471	637,299	850,890	848,021
Short-term borrowings	—	—	20,000	20,000
Repurchase agreements	40,000	40,437	40,000	39,829
FHLB advances	611,000	622,012	496,337	492,098
Junior subordinated notes payable to trusts	46,393	44,308	46,393	46,393
Accrued interest payable	11,086	11,086	10,676	10,676

The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are explained below:

Cash and Cash Equivalents—The carrying amounts approximate fair values due to the short-term nature of these instruments.

Investment Securities and Mortgage-Backed Securities—The fair values of the investment securities are generally determined by quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has evaluated the methodologies used to develop the resulting fair values. The Company evaluates the market prices for reasonableness by comparing the market prices with prices from another independent pricing service provider.

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

The Company’s two operating segments, as defined by the Company’s management, consist of its Banking Operations and its Holding Company and Other Operations. Through the year ended December 31, 2005, the Company reported the results of its investment subsidiary, WFC, as an additional segment known as “Mortgage Investments.” In 2006, the Company determined that WFC no longer meets the qualitative definition or quantitative thresholds of an operating segment as set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Consequently, WFC’s results for the years ended December 31, 2007 and

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2006 are not presented as a separate segment but are included in the Holding Company and Other Operations segment. Segment data for the year ended December 31, 2005 have been restated to conform to the current format.

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

•

Holding Company and Other Operations—The Company’s Holding Company and Other Operations consist of other operating revenues and expenses not attributable to its Banking Operations. This segment includes interest income on loans and other investments, interest expense on junior subordinated notes payable, general corporate expenses and eliminations of intercompany accounts and transactions.

Segment results for the years ended December 31, 2007, 2006 and 2005 are shown in the following tables. This data has been prepared in accordance with the accounting principles discussed in Note 1.

	Year Ended December 31, 2007
	Banking	Holding Company and Other	Total
	(Dollars in thousands)
Interest income	$100,131	$3,004	$103,135
Interest expense	67,836	4,523	72,359

Net interest income (expense)	32,295	(1,519)	30,776
Provision for loan losses	14,317	39	14,356

Net interest income (expense) after provision for loan losses	17,978	(1,558)	16,420
Other income (loss)	1,785	501	2,286
Compensation and employee benefits expense	6,502	728	7,230
Other expenses	7,535	3,057	10,592

Income (loss) before taxes	5,726	(4,842)	884
Income tax provision (benefit)	2,247	(1,859)	388

Net income (loss)	$3,479	$(2,983)	$496

Goodwill	$—	$—	$—

Total assets	$1,452,779	$47,335	$1,500,114

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2006
	Banking	Holding Company and Other	Total
	(Dollars in thousands)
Interest income	$86,536	$1,631	$88,167
Interest expense	52,784	2,388	55,172

Net interest income (expense)	33,752	(757)	32,995
Provision for loan losses	820	137	957

Net interest income (expense) after provision for loan losses	32,932	(894)	32,038
Realized gains	8,531	—	8,531
Other income (loss)	1,508	(3)	1,505
Compensation and employee benefits expense	6,152	917	7,069
Other expenses	5,676	3,579	9,255

Income (loss) before taxes	31,143	(5,393)	25,750
Income tax provision (benefit)	12,978	(2,038)	10,940

Net income (loss)	$18,165	$(3,355)	$14,810

Goodwill	$3,054	$—	$3,054

Total assets	$1,565,328	$58,508	$1,623,836

	Year Ended December 31, 2005
	Banking	Holding Company and Other	Total
	(Dollars in thousands)
Interest income	$76,442	$955	$77,397
Interest expense	37,150	1,193	38,343

Net interest income (expense)	39,292	(238)	39,054
(Recapture of) provision for loan losses	(65)	24	(41)

Net interest income (expense) after (recapture of) provision for loan losses	39,357	(262)	39,095
Other income	1,229	603	1,832
Compensation and employee benefits expense	6,392	381	6,773
Other expenses	5,381	3,197	8,578

Income (loss) before taxes	28,813	(3,237)	25,576
Income tax provision (benefit)	11,732	(1,208)	10,524

Net income (loss)	$17,081	$(2,029)	$15,052

Goodwill	$3,054	$—	$3,054

Total assets	$1,367,320	$36,419	$1,403,739

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.	QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(Dollars in thousands, except per-share amounts)
Statements of Operations
Interest income	$24,790	$26,499	$26,369	$25,477
Interest expense	17,617	18,556	18,365	17,821

Net interest income	7,173	7,943	8,004	7,656
Provision for loan losses	12,328	1,182	661	185

Net interest (expense) income after provision for loan losses	(5,155)	6,761	7,343	7,471
Other income	659	434	567	626
Compensation and employee benefits expense	1,548	1,868	2,005	1,809
Other expenses	5,168	1,491	2,208	1,725

(Loss) income before income tax (benefit) provision	(11,212)	3,836	3,697	4,563
Income tax (benefit) provision	(4,584)	1,498	1,554	1,920

Net (loss) income	$(6,628)	$2,338	$2,143	$2,643

(Loss) earnings per share – basic	$(0.34)	$0.12	$0.11	$0.14
(Loss) earnings per share – diluted	$(0.34)	$0.12	$0.11	$0.14

	Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(Dollars in thousands, except per-share amounts)
Statements of Operations
Interest income	$23,811	$22,471	$21,530	$20,355
Interest expense	16,273	14,488	12,932	11,479

Net interest income	7,538	7,983	8,598	8,876
Provision for (recapture of) loan losses	906	120	(109)	40

Net interest income after provision for (recapture of) loan losses	6,632	7,863	8,707	8,836
Realized gains	8,531	—	—	—
Other income	395	402	345	363
Compensation and employee benefits expense	1,312	1,726	2,018	2,013
Other expenses	2,547	2,364	1,508	2,836

Income before income tax provision	11,699	4,175	5,526	4,350
Income tax provision	5,298	1,540	2,250	1,852

Net income	$6,401	$2,635	$3,276	$2,498

Earnings per share – basic	$0.33	$0.13	$0.15	$0.12
Earnings per share – diluted	$0.32	$0.13	$0.15	$0.12

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.	PARENT COMPANY INFORMATION

Condensed Statements of Financial Condition

	December 31,
	2007	2006
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$14,874	$12,579
Loans, net	—	27,557
Investment in subsidiaries	140,185	145,784
Prepaid expenses and other assets	33,006	32,064

	$188,065	$217,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other liabilities	$4,028	$574
Intercompany borrowings	25,774	25,774
Due to affiliates, net	10,155	36,198

Total liabilities	39,957	62,546
Stockholders’ equity	148,108	155,438

	$188,065	$217,984

Condensed Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Interest income	$345	$1,302	$293
Interest expense	1,703	863	—

Net interest (expense) income	(1,358)	439	293
(Recapture of) provision for loan losses	(130)	130	—

Net interest (expense) income after (recapture of ) provision for losses on loans	(1,228)	309	293
Other income (loss)	619	(9)	81
Other expenses	3,735	4,404	3,505

Loss before income tax benefit and equity in net earnings of subsidiaries	(4,344)	(4,104)	(3,131)
Income tax benefit	(1,941)	(2,106)	(1,748)
Equity in net earnings of subsidiaries	2,899	16,808	16,435

Net income	$496	$14,810	$15,052

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$496	$14,810	$15,052
Adjustments to reconcile net income to net cash used in operating activities:
(Recapture of) provision for loan losses	(130)	130	—
Accretion of discounts	(17)	(178)	—
Stock-based compensation	277	240	—
Deferred tax provision	1,631	1,050	222
Equity in net earnings of subsidiaries	(2,899)	(16,808)	(16,435)
Tax benefit from exercise of non-qualified stock options	—	—	582
Change in:
Prepaid expenses and other assets	(2,586)	1,456	(3,508)
Accounts payable and other liabilities	1,126	(230)	(418)
Due to affiliates, net	(26,043)	16,205	170

Net cash (used in) provided by operating activities	(28,145)	16,675	(4,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	—	(36,929)	—
Loan repayments	27,704	9,420	—
Capital contribution to subsidiary	(3)	—	(2,241)
Proceeds from dissolution of subsidiary	10	—	—
Dividends from subsidiary	9,600	11,400	—

Net cash provided by (used in) investing activities	37,311	(16,109)	(2,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from affiliates	—	25,774	—
Issuance of common stock	175	17	412
Tax benefit from exercise of non-qualified stock options	—	15	—
Repurchase of common stock	—	(24,750)	—
Dividends on common stock	(7,046)	(10,029)	(10,623)

Net cash used in financing activities	(6,871)	(8,973)	(10,211)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,295	(8,407)	(16,787)
CASH AND CASH EQUIVALENTS:
Beginning of year	12,579	20,986	37,773

End of year	$14,874	$12,579	$20,986

NONCASH FINANCING ACTIVITIES:
Release of additional valuation allowance related to pre-reorganizational net operating losses	$—	$—	$203