Form 10-Q
period 2008-03-31
BEVERLY HILLS BANCORP INC
filed 2008-05-12
CIK 1024321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2008
Common Stock, par value $0.01 per share	18,787,094 shares

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$28,844	$12,964
Mortgage-backed securities available for sale, at fair value	372,025	413,875
Investment securities available for sale, at fair value	6,947	6,941
Investment securities held to maturity, at amortized cost (fair value of $7,002 in 2008 and $10,147 in 2007)	6,948	9,809
Loans, net of allowance for loan losses of $22,576 in 2008 and $21,882 in 2007	964,864	979,948
Stock in Federal Home Loan Bank of San Francisco, at cost	32,313	31,880
Real estate owned, net	—	44
Leasehold improvements and equipment, net	828	927
Accrued interest receivable	7,586	8,663
Income taxes receivable	2,612	3,601
Deferred tax asset, net	28,837	28,340
Prepaid expenses and other assets	2,739	3,122

TOTAL	$1,454,543	$1,500,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Noninterest-bearing deposits	$1,527	$886
Interest-bearing deposits	642,991	636,585

Total deposits	644,518	637,471
Repurchase agreements	40,000	40,000
Federal Home Loan Bank advances	571,000	611,000
Junior subordinated notes payable to trusts	36,084	46,393
Accounts payable and other liabilities	13,486	17,142

Total liabilities	1,305,088	1,352,006

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 30,000,000 shares authorized, 27,176,462 and 27,107,534 shares issued (including 8,389,368 treasury shares)	272	272
Additional paid-in capital	166,494	166,430
Treasury stock, 8,389,368 shares, at cost	(39,974)	(39,974)
Retained earnings	24,719	22,902
Accumulated other comprehensive loss	(2,056)	(1,522)

Total stockholders’ equity	149,455	148,108

TOTAL	$1,454,543	$1,500,114

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2008	2007
INTEREST INCOME:
Loans	$17,429	$18,993
Mortgage-backed securities	5,155	5,999
Securities and federal funds sold	336	485

Total interest income	22,920	25,477

INTEREST EXPENSE:
Deposits	7,649	10,687
Borrowings	7,941	7,134

Total interest expense	15,590	17,821

NET INTEREST INCOME	7,330	7,656
PROVISION FOR LOSSES ON LOANS	724	185

NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS	6,606	7,471

OTHER INCOME:
Federal Home Loan Bank stock dividends	434	406
Gain on sale of securities	46	—
Other income, net	209	220

Total other income	689	626

OTHER EXPENSES:
Compensation and employee benefits	2,088	1,809
Professional fees	893	707
Occupancy	184	147
Loan expenses	121	53
Regulatory assessments	56	55
Data processing	76	90
Insurance	121	165
Depreciation	110	93
Directors expense	110	112
Real estate owned, net	1	101
Other general and administrative expense	467	202

Total other expenses	4,227	3,534

INCOME BEFORE INCOME TAX PROVISION	3,068	4,563
INCOME TAX PROVISION	1,251	1,920

NET INCOME	$1,817	$2,643

Earnings per share—basic	$0.10	$0.14
Earnings per share—diluted	$0.10	$0.14
Dividends declared per common share	$0.00	$0.13
Weighted average number of shares—basic	18,787,094	18,733,014
Weighted average number of shares—diluted	18,804,378	18,797,028

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,817	$2,643
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	724	185
Write-down of real estate owned	—	13
Depreciation and amortization	110	93
Stock-based compensation	62	58
Deferred tax provision	(111)	497
Gain on sale of mortgage-backed securities available for sale	(46)	—
Loss (gain) on sale of assets	5	(1)
(Accretion) amortization of discounts and deferred fees	(315)	(36)
Federal Home Loan Bank stock dividends	(433)	(389)
Change in:
Accrued interest receivable	1,077	(363)
Income taxes receivable	989	(1,396)
Prepaid expenses and other assets	383	228
Accounts payable and other liabilities	(1,306)	1,354

Net cash provided by operating activities	2,956	2,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	—	(2,053)
Loan originations	(21,932)	(95,450)
Loan repayments	36,721	55,345
Proceeds from sale of loans	—	10,426
Purchase of mortgage-backed securities available for sale	—	(15,084)
Repayments of mortgage-backed securities available for sale	18,939	20,201
Proceeds from sale of mortgage-backed securities available for sale	21,590	—
Repayments of investment securities available for sale	—	1,314
Repayments of investment securities held to maturity	3,190	—
Purchases of Federal Home Loan Bank stock	—	(195)
Proceeds from sale of Federal Home Loan Bank stock	—	1,148
Proceeds from sale of real estate owned	43	—
Purchases of leasehold improvements and equipment	(17)	(7)

Net cash provided by (used in) investing activities	58,534	(24,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	7,047	(86,024)
Decrease in short-term borrowings	—	(10,000)
Decrease in repurchase agreements	—	—
Proceeds from Federal Home Loan Bank advances	105,000	174,000
Repayments of Federal Home Loan Bank advances	(145,000)	(65,000)
Repayment of junior subordinated notes payable to trusts	(10,309)	—
Proceeds from exercise of stock options	—	165
Dividends paid on common stock	(2,348)	(2,348)

Net cash (used in) provided by financing activities	(45,610)	10,793

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,880	(10,676)
CASH AND CASH EQUIVALENTS:
Beginning of period	12,964	27,005

End of period	$28,844	$16,329

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION— Cash paid during the period for:
Interest	$16,055	$14,566
Income taxes, net	371	4,456

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Beverly Hills Bancorp Inc. (“BHBC,” and with its consolidated subsidiaries, the “Company”) are unaudited and should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in such Annual Report on Form 10-K. There were no significant changes to any accounting policies during the three months ended March 31, 2008.

In the opinion of management, all adjustments, generally comprised of normal recurring accruals necessary for a fair presentation of the interim condensed consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potentially dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per-share data)
Net income	$1,817	$2,643

Weighted average number of common shares outstanding—basic	18,787,094	18,733,014
Net effect of dilutive stock options—based on treasury stock method(1)	17,284	64,014

Weighted average number of common shares outstanding—diluted	18,804,378	18,797,028

Earnings per share—basic	$0.10	$0.14

Earnings per share—diluted	$0.10	$0.14

(1)	Does not include options to purchase a weighted average of 600,000 shares outstanding during the three months ended March 31, 2008 and 2007, respectively, whose exercise would have had an anti-dilutive effect on earnings per share.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.	STOCK-BASED COMPENSATION

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

For the quarter ended March 31, 2008, the application of SFAS No. 123R resulted in a stock-based compensation expense of $62,000, deferred tax expense of $25,000 and a net increase in net income of $37,000. There was a negligible effect on basic and diluted earnings per share. In comparison, the Company recorded stock-based compensation expense of $57,656, deferred tax benefits of $23,090 and a net reduction in net income of $34,566 for the quarter ended March 31, 2007. There was a negligible effect on basic and diluted earnings per share. For the three months ended March 31, 2008 and 2007, the Company did not record any tax benefits from the exercise of non-qualified stock options.

The Company has two stock-based employee compensation plans, the 1999 Equity Participation Plan and the 2002 Equity Participation Plan, pursuant to which stock options have been granted to directors and employees. All stock options have an exercise price that was not less than the fair value of the Company’s common stock on the date of grant. Outstanding stock options generally vest over a three-year period and have a maximum term of 10 years.

A summary of the Company’s stock option activity for the three months ended March 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value(1)
Outstanding at beginning of period	675,002	$9.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at end of period	675,002	9.63	7.34	$19,800

Vested or expected to vest at end of period	675,002	9.63	7.34	$19,800

Exercisable at end of period	525,002	9.39	7.21	$19,800

(1)	Aggregate intrinsic value excludes options to purchase 645,002 shares of common stock (495,002 shares exercisable) whose strike price is greater than the fair market value of the stock as of March 31, 2008.

There were no grants of stock options in the three months ended March 31, 2008.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Additional information on the Company’s stock option activity for the three months ended March 31, 2008 is presented below:

Three Months Ended March 31, 2008
Weighted average grant date fair value	$—
Intrinsic value of options exercised	$—
Fair value of shares vested	$63,835

The Company has granted stock appreciation rights (“SARs”) to certain executive officers and directors. The SARs may be settled only in cash, and are classified as liabilities and not as equity instruments, per SFAS No. 123R. Consequently, the Company is required to remeasure the fair value of the liability at the end of each reporting period and record a corresponding adjustment to the related compensation expense. A summary of the Company’s SARs activity for the period indicated is presented below:

	Three Months Ended March 31, 2008
	Share Units	Weighted Average Exercise Price
Outstanding at beginning of period	646,000	$8.20
Granted	—	—
Exercised	—	—
Forfeited	30,000	7.80

Outstanding at end of period	616,000	8.21

Exercisable at end of period	472,000	8.01

At March 31, 2008, the Company had $192,000 of unrecognized compensation cost related to unvested stock options. This cost is expected to be amortized over a weighted-average period of 0.75 years, ending in December 2008. The unrecognized compensation related to the SARs at March 31, 2008 was $152 and is expected to be amortized over the following 1.50 years, ending in September 2009. Because the Company’s SARs are classified as liabilities and not equity instruments per SFAS No. 123R, the Company is required to remeasure the fair value of the liability at the end of each subsequent reporting period and record a corresponding adjustment to the related compensation expense. Consequently, compensation cost related to the SARs may vary based on changes in the awards’ total estimated fair value.

4.	COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

At March 31, 2008, the Company had outstanding commitments to fund $129.1 million of loans. Loan commitments expose the Company to credit risk in excess of amounts reflected in the consolidated financial statements. The Company receives collateral to support loans and commitments to extend credit for which collateral is deemed necessary. As of March 31, 2008, the Company did not have an allowance of unfunded loan commitments.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	INCOME TAXES

The Company files consolidated federal and state income tax returns with its eligible subsidiaries. The Company recorded income tax provisions of $1.3 million and $1.9 million, respectively, for the three months ended March 31, 2008 and 2007. A portion of the Company’s income tax provision is not expected to be currently payable in cash, due to the utilization of the Company’s net operating loss carryforward. The Company’s deferred tax provision (benefit) is determined on a quarterly basis pursuant to an evaluation of its net deferred tax asset. These deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts and are primarily attributable to net operating loss carryforwards, in addition to other differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 42% is applied to each attribute in determining the amount of the related deferred tax asset or liability. Decreases (increases) in the net deferred tax asset are recorded as a deferred tax provision (benefit) in the consolidated statements of operations.

The Company’s net deferred tax asset was $28.8 million and $28.3 million, respectively, at March 31, 2008 and December 31, 2007. The Company’s deferred tax asset is reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has evaluated the positive and negative evidence regarding the future realization of its deferred tax asset and has recorded a valuation allowance of $7.9 million. The Company believes it is more likely than not that its net deferred tax asset of $28.8 million will be realized in future periods.

As of March 31, 2008, the Company had federal net operating loss (“NOL”) carryforwards of $75.5 million and also had state NOL carryforwards. The federal NOL carryforward period runs through 2020. However, in June 2002, the Company experienced a change in control as defined by Section 382 of the Internal Revenue Code. As a result of the change in control, the Company’s NOL carryforwards that were generated prior to the change in control are subject to an annual limitation on the amount that may be used to offset taxable income. The Company has determined that the limitation on the amount that may be used annually to offset taxable income is approximately $6.0 million.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. On January 1, 2007, the Company adopted the provisions of FIN 48 and there was no effect on the financial statements. As a result, there was no cumulative effect recognized upon adoption of FIN 48. The Company did not have any unrecognized tax benefits as a result of uncertainty during the quarter ended March 31, 2008. It is the Company’s policy to record any penalties or interest arising from the application of federal or state income taxes as other expense. There were no penalties or interest paid during the three months ended March 31, 2008 and 2007.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. The Internal Revenue Service has completed its examinations of our federal income tax returns through the 2003 tax year. California and other state jurisdictions are subject to examinations for the tax years 2004 through 2007. Presently, no federal or state income tax examinations of the Company’s tax returns are in process.

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

•

Holding Company and Other Operations—The Company’s Holding Company and Other Operations consist of other operating revenues and expenses not attributable to its Banking Operations. This segment includes interest income on loans and other investments, the operations of its investment subsidiary, WFC Inc. (“WFC”), interest expense on $36.1 million of junior subordinated notes payable, general corporate expenses and eliminations of intercompany accounts and transactions.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment data for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31, 2008
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$22,364	$556	$22,920
Interest expense	14,885	705	15,590

Net interest income (expense)	7,479	(149)	7,330
Provision for loan losses	661	63	724

Net interest income (expense) after provision for loan losses	6,818	(212)	6,606
Other income	508	181	689
Compensation and employee benefits expense	1,872	216	2,088
Other expenses	1,079	1,060	2,139

Income (loss) before taxes	4,375	(1,307)	3,068
Income tax provision (benefit)	1,794	(543)	1,251

Net income (loss)	$2,581	$(764)	$1,817

Total assets	$1,410,637	$43,906	$1,454,543

	Three Months Ended March 31, 2007
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$24,790	$687	$25,477
Interest expense	16,798	1,023	17,821

Net interest income (expense)	7,992	(336)	7,656
Provision for loan losses	173	12	185

Net interest income (expense) after provision for loan losses	7,819	(348)	7,471
Other income	445	181	626
Compensation and employee benefits expense	1,653	156	1,809
Other expenses	1,130	595	1,725

Income (loss) before taxes	5,481	(918)	4,563
Income tax provision (benefit)	2,304	(384)	1,920

Net income (loss)	$3,177	$(534)	$2,643

Goodwill	$3,054	$—	$3,054

Total assets	$1,579,418	$60,442	$1,639,860

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. Additionally, SFAS 157 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability.

SFAS 157 describes three levels of input that may be used to measure fair value:

• Level 1

Inputs are quoted prices in active markets for identical asset or liabilities as of the measurement date. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.

We do not hold any Level 1 items. Level 1 instruments are valued using quoted prices in active markets.

• Level 2

Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation of other means for substantially the full term of the assets or liabilities.

Examples of Level 2 items we hold include, but are not limited to, government-sponsored enterprise and AAA-rated mortgage backed securities, trust preferred securities, mutual funds and a callable agency security whose fair values are determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.

• Level 3

Unobservable inputs that are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets and liabilities. Generally Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

Examples of Level 3 items we hold include, but are not limited to, non-rated mortgage-backed securities and impaired loans.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation.

Assets measured at fair value at March 31, 2008 are as follows:

Description	Fair Value Measurement March 31, 2008	Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Reoccurring:
Investment securities available-for-sale
GSE mortgage-backed securities	$185,923	$—	$185,923	$—
AAA mortgage-backed securities	180,586	—	180,586	—
Other mortgage-backed securities	5,516	—	—	5,516
Trust preferred securities	1,210	—	1,210	—
Mutual funds	5,737	—	5,737	—

Non-Reoccurring:
Impaired loans	37,949	—	—	37,949

Total	$416,921	$—	$373,456	$43,465

The Company did not identify any liabilities that are required to be presented at fair value.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following table provides a reconciliation of the beginning and ending balances for asset categories measured at fair value using significant unobservable inputs (Level 3):

	Investment Securities Available- for-Sale	Impaired Loans
	(Dollars in thousands)
Beginning balance, January 1, 2008	$5,593	$21,562
Total gains or losses
Included in earnings (realized)	—	(36)
Included in other comprehensive income (unrealized)	(13)	—
Purchases, issuances, sales, settlements	(64)	—
Transfers in and/or out of Level 3	—	16,423

Ending balance, March 31, 2008	$5,516	$37,949

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities—Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

prices of securities with similar characteristics, or discounted cash flow. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, included certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

Impaired loans—SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Impaired loans at March 31, 2008 had a carrying value of $49.6 million with a valuation allowance of $11.7 million.

The FASB has also provided for a one-year deferral of the implementation of this standard for other nonfinancial assets and liabilities, effective for the fiscal years beginning after November 15, 2008. This additional guidance is not expected to have a material impact on the Company’s consolidated financial condition, results or operations, or cash flows upon adoption.

8.	LEGAL MATTERS

The Company has contractually agreed to indemnify Merrill Lynch for claims asserted against WCC by third parties arising out of acts taken by WCC prior to its sale on April 30, 2004. The indemnity is for settlements of judgments paid and for defense costs, and is for amounts that, in the aggregate, exceed $2.0 million. Merrill Lynch has notified the Company of a number of claims that have been or are being asserted against WCC, and for which Merrill Lynch is seeking indemnity from the Company. As of March 31, 2008, the total payments and defense costs of such claims which Merrill Lynch has formally tendered to the Company was approximately $1.5 million. Although the Company expects that Merrill Lynch will demand indemnity for additional costs and expenses, it is probable that the total claims for which Merrill Lynch asserts the Company is responsible will surpass the $2.0 million threshold and this liability has been accrued for by the Company.

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

The Company did not declare a dividend in the first quarter of 2008. In the first quarter of 2007, the Company declared a cash dividend of $0.125 per share or $2.3 million.

10.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS No. 157 provides a definition of fair value, establishes a

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

framework for measuring fair value under accounting principles generally accepted in the United States (GAAP), and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance. The Company adopted SFAS No. 157 on a prospective basis. The adoption of SFAS No. No. 157 on January 1, 2008 did not have any impact on the Company’s financial condition, results of operations, or cash flows. The adoption of this standard resulted in additional disclosures which are presented in Note 7 of the Company’s condensed consolidated financial statements presented elsewhere in this report. In February 2008, the FASB issued SFAS No. No. 157-2, Effective Date of FASB Statement No. 157, which provided for a one-year deferral of the implementation of this standard for other nonfinanical assets and liabilities, effective for fiscal years beginning after November 15, 2008. This additional guidance is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 would allow the Company a one-time irrevocable election to measure certain financial assets and liabilities on the balance sheet at fair value and report the unrealized gains and losses on the elected items in earnings at each subsequent reporting date. This Statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to measure any new financial instruments at fair value, as permitted in SFAS No. 159, but to continue recording its financial instruments in accordance with current practice.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP SFAS No. 140-3”). FSP SFAS No. 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS No. 140-3 is effective for repurchase financings in which the initial transfer is entered into in fiscal years beginning after November 15, 2008 and early adoption is not permitted. The Company does not expect the adoption of FSP SFAS No. 140-3 to have a material impact on its condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The additional disclosures required by SFAS No. 161 must be included in the Company’s consolidated financial statements beginning with the first quarter of 2009.

On January 1, 2008, we adopted SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB No. 109”). SAB No. 109 provides the SEC staff’s views on the accounting for written loan commitments recorded at fair value under GAAP and revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments (“SAB No. 105”). SAB No. 105 provided the views of the SEC staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133. SAB No. 105 states that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. SAB No. 109 supersedes SAB No. 105 and expresses the current view of the SEC staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 105 also indicated that the SEC staff believed that internally developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. SAB No. 109 retains that SEC staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The impact of adopting SAB No. 109 did not have a material impact on our consolidated financial condition or results of operations.

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

Our net income for the three months ended March 31, 2008 was $1.8 million, or $0.10 per diluted share, compared with $2.6 million, or $0.14 per diluted share, for the three months ended March 31, 2007. The decrease in net income was attributable to a $0.5 million increase in the provision for loan losses, a $0.3 million decrease in net interest income, and a $0.7 million increase in operating expenses.

Our total assets declined by $45.6 million during the quarter, from $1.500 billion at December 31, 2007 to $1.454 billion at March 31, 2008. This reduction reflected primarily decreases of $41.9 million of mortgage-backed securities and $15.1 million of loans.

Our stockholders’ equity increased by $1.4 million during the three months ended March 31, 2008 to $149.5 million, or $7.95 book value per diluted share. This change was primarily due to net income of $1.8 million and a $0.1 million increase in paid-in capital representing stock-based compensation expense. These equity increases were offset by net after-tax unrealized losses of $0.5 million on our portfolio of available-for-sale securities.

Current economic conditions and deteriorating real estate markets have adversely affected us, particularly with regard to the construction loan portfolio. In general, developers are having difficulty selling existing inventory; absorption periods have extended beyond the originally projected timelines, creating an interest reserve deficiency, and buyers are not able to secure jumbo purchase money mortgages. This has resulted in an increase in non-accrual loans, which grew from $29.9 million at December 31, 2007 to $45.0 million at March 31, 2008, including $41.4 million of construction loans. We had no real estate owned at March 31, 2008.

In consideration of the existing market weaknesses, during the past year, we have substantially increased our allowance for loan losses, which was $22.6 million at March 31, 2008 as compared to $8.1 million at March 31, 2007. Our allowance for loan losses was 2.29% of our loan portfolio at March 31, 2008.

Because of these conditions, we have focused our efforts on preserving our capital and enhancing our regulatory capital ratios. We continue to have material excess regulatory capital. At March 31, 2008, the Bank’s risk-based capital ratio was 14.22%, exceeding the 8.0% and 10.0% requirements to be adequately and well capitalized under applicable regulations. In addition, the Bank’s regulatory capital exceeded by more than $42 million the minimum regulatory capital levels for the Bank to be well capitalized under applicable regulations.

Consistent with our strategy and notwithstanding our excess regulatory capital and net income, the Board of Directors elected not to declare a dividend for the first quarter of fiscal 2008. In addition, we have significantly reduced our loan originations and are presently originating loans on stabilized commercial and multifamily properties only. We have also reduced our purchases of mortgage-backed securities. These actions caused a reduction in our total assets in the first quarter of 2008, and our total assets are likely to continue to decrease at least through 2008. Reductions in our total assets positively affect our regulatory capital ratios.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our Critical Accounting Policies and Estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2007. There were no changes to our Critical Accounting Policies and Estimates in the three months ended March 31, 2008.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Net Interest Income

Our net interest income was $7.3 million for the three months ended March 31, 2008, compared with $7.7 million for the three months ended March 31, 2007. The decrease in net interest income in 2007 was due to a $112.4 million reduction in average interest-earning assets, which more than offset a slight improvement in the net interest margin.

Our net interest margin was 2.05% for the first quarter of 2008, compared with 2.01% for the first quarter of 2007. Our balance sheet is liability sensitive and we have benefited from the declining interest rate environment. The weighted average cost of interest-bearing liabilities decreased by 28 basis points to 4.75% for the three months ended March 31, 2008, compared with 5.03% for the three months ended March 31, 2007. In comparison, the average yield on our interest-earning assets decreased 26 basis points from 6.58% for the first quarter of 2007 to 6.32% for the first quarter of 2008.

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

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage-backed securities	$399,215	$5,155	5.11%	$462,404	$5,999	5.19%
Loans(1)(2)	999,022	17,429	6.90%	1,046,966	18,993	7.26%
Federal funds and other investments	37,213	336	3.57%	38,483	485	5.04%

Total interest-earning assets	1,435,450	22,920	6.32%	1,547,853	25,477	6.58%

Noninterest-earning cash	423			642
Allowance for loan losses	(21,886)			(8,244)
Other assets	68,024			72,987

Total assets	$1,482,011			$1,613,238

Interest-Bearing Liabilities:
Interest-bearing deposits:
Savings, NOW and money market accounts	$5,970	$40	2.69%	$13,643	$137	4.07%
Certificates of deposit	628,851	7,609	4.85%	836,025	10,550	5.12%

Total interest-bearing deposits	634,821	7,649	4.83%	849,668	10,687	5.10%
Short-term borrowings	—	—	—%	7,126	129	7.24%
Repurchase agreements	40,000	487	4.81%	40,000	481	4.81%
FHLB advances	605,917	6,733	4.46%	493,197	5,605	4.61%
Junior subordinated notes payable	36,749	721	7.87%	46,393	919	8.03%

Total interest-bearing liabilities	1,317,487	15,590	4.75%	1,436,384	17,821	5.03%

Noninterest-bearing deposits	1,508			1,241
Other liabilities	10,557			17,437

Total liabilities	1,329,552			1,455,062
Stockholders’ equity	152,459			158,176

Total liabilities and stockholders’ equity	$1,482,011			$1,613,238

Net interest income		$7,330			$7,656

Net interest spread			1.57%			1.55%
Net interest margin			2.05%			2.01%

(1)	Our policy is to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.
(2)	Interest income on loans includes the accretion of deferred loan fees of $553 and $389, respectively, for the three months ended March 31, 2008 and 2007.

Interest income on mortgage-backed securities was $5.2 million for the first quarter of 2008, compared with $6.0 million for the first quarter of 2007. This decrease was due to the fact that the average balance of mortgage- backed securities for the three months ended March 31, 2008 was $63.2 million lower than the comparable 2007 period. We have reduced our purchases of mortgage-backed securities during the past year due to the declining yields on these securities and we did not purchase any mortgage-backed securities during the first quarter of 2008. We also sold $21.6 million of mortgage-backed securities in the first quarter of 2008 and realized a gain on the sale of $46,000. The average yield on mortgage-backed securities for the first quarter of 2008 was eight basis points below the yield for the first quarter of 2007. The yield decreased as the coupon rates on adjustable rate securities reset in a lower interest rate environment.

Interest income on loans was $17.4 million for the quarter ended March 31, 2008, compared with $19.0 million for the quarter ended March 31, 2007. Loan interest income decreased as average loans for the first quarter of 2008 was $47.9 million below the first quarter of 2007. We experienced a decline in the size of our loan portfolio due to our decision to reduce the volume of loan originations, particularly the origination of construction loans. Loan interest income was also lower as the weighted average loan yield declined 36 basis points from the first quarter of 2007 to the first quarter of 2008. The decline in weighted average loan yield was due to the reduction in market interest rates during 2007 and 2008, and the increase in nonaccrual loans.

Interest expense on deposits was $7.6 million for the quarter ended March 31, 2008, compared with $10.7 million for the quarter ended March 31, 2007. The lower interest expense in the first quarter of 2008 resulted from a $214.8 million reduction in average interest-bearing deposits from the first quarter of 2007. Average deposits declined as FHLB advances were our primary new funding source for most of 2007 since the cost of FHLB advances was lower than comparable brokered deposits. Interest expense also decreased due to lower market interest rates on deposits. The maturity and repricing of higher-costing certificates of deposits (CDs) reduced the average cost of our interest-bearing deposits 27 basis points from the first quarter of 2007 to the first quarter of 2008.

We did not have interest expense on short-term borrowings during the first quarter of 2008. Interest expense on short-term borrowings was $129,000 for the first quarter of 2007. We did not utilize a $20.0 million revolving line of credit during the first quarter of 2008 and we terminated the credit agreement in March 2008.

Interest expense on repurchase agreements and FHLB advances totaled $7.2 million for three months ended March 31, 2008, compared with $6.1 million for three months ended March 31, 2007. The increase in interest expense was due to our increased utilization of FHLB advances as a funding source during 2007. Average FHLB advances in the first quarter of 2008 were above average FHLB advances in the first quarter of 2007 by $112.7 million. The interest expense on the higher balance of FHLB advances was partially offset by a 15 basis point reduction in the weighted average cost of FHLB advances as a result of lower market interest rates. The cost of the repurchase agreements did not change as there were no repurchase agreement transactions during 2007 and 2008.

Interest expense on the junior subordinated notes payable was $0.7 million for the first quarter of 2008, compared with $0.9 million for the first quarter of 2007. The reduction in interest expense on these notes was mainly due to our redemption at par of $10.3 million of the notes in January 2008, resulting in a decrease in the average balance of these notes from $46.4 million to $36.7 million. The weighted average cost of the notes also decreased from the three months ended March 31, 2007 to the three months ended March 31, 2008 by 16 basis points due to a decline in market interest rates. The interest rates on the notes are at various spreads to 3-month LIBOR and reset quarterly.

Provision for Loan Losses

Provision for losses on loans are charged to operations to maintain an allowance for losses on the loan portfolio at a level that we believe is adequate based on an evaluation of the inherent risks in the portfolio. Our evaluation is based on an analysis of the loan portfolio, historical loss experience, credit concentrations, current economic conditions and trends, the effects of interest rate changes on collateral values, and other relevant factors. Specific reserves are established for impaired loans when the fair value of the collateral for each impaired loan is less than the unpaid principal balance of the loan. We currently intend to maintain an unallocated allowance in the range of 3% to 6% of the total estimated allowance for loan losses, excluding specific reserves, due to the inherent risk associated with the imprecision in estimating the allowance.

We recorded a provision for loan losses of $724,000 for the three months ended March 31, 2008, compared with a provision for loan losses of $185,000 for the three months ended March 31, 2007. The increase in the provision for loan losses reflected higher risk associated with existing construction loans. Although construction loans represent a small subset of loans (with high dollar amounts), they are scrutinized weekly by senior management and monthly by the board of directors. Moreover, for all substandard loans, new valuations are obtained each six months, rather than twelve months, to determine the fair value of the underlying collateral.

The credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts that are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses.

Other Income

Our other income, primarily FHLB stock dividends, was $689,000 and $626,000 for the three months ended March 31, 2008 and 2007, respectively.

Other Expenses

Compensation and employee benefits expense totaled $2.1 million for the quarter ended March 31, 2008, as compared with $1.8 million for the first quarter of 2007. In June 2007, the Company approved stay bonus agreements for certain executive officers and employees. These employees will be entitled to receive a stay bonus payment if they are employees either 60 days after a change in control (as defined in the agreement) or on December 31, 2008. The expense in the first quarter of 2008 for the stay bonus agreements totaled $415,000. Due to the potential payment of stay bonuses to certain employees at the end of 2008, the Company determined that the general bonus pool will be lower than in prior years and the bonus pool expense was $170,000 lower than in the first quarter of 2007. The Company also reduced staffing levels during the first quarter of 2008 and incurred severance and compensation costs of $239,000. As of March 31, 2008, the Company had 36 full-time equivalent employees.

Our legal expenses (included in “Professional fees” in the statement of operations) for the first quarter of 2008 were $358,000, compared with $120,000 in the first quarter of 2007. Legal expenses were higher in 2008 due to costs related to our dispute with our former loan servicing subsidiary, Wilshire Credit Corporation, and Merrill Lynch. This matter was resolved in the first quarter of 2008.

CHANGES IN FINANCIAL CONDITION

General

At March 31, 2008, our total assets were $1.5 billion, a decrease of $45.6 million from total assets as of December 31, 2007. The following discussion summarizes the significant changes in our financial condition for the three months ended March 31, 2008.

Securities

Our portfolio of mortgage-backed securities available for sale decreased by $41.9 million during the three months ended March 31, 2008. This decrease was due to principal repayments of $18.9 million and security sales of $21.6 million. We realized a gain of $46,000 on the sale of the securities. We purchased no mortgage-backed securities during the first quarter of 2008. We recorded unrealized holding losses on our mortgage-backed securities portfolio of approximately $1.3 million during the first three months of 2008, due to a widening of spreads on our AAA-rated mortgage-backed securities.

The balance of our other investment securities available for sale (consisting of trust preferred securities and mutual funds) did not change during the three months ended March 31, 2008.

The balance of our investment securities held to maturity declined $2.9 million during the three months ended March 31, 2008, as one of our two callable securities was redeemed in March 2008. The remaining callable security was called and redeemed in April 2008.

The following table sets forth our holdings of securities as of the dates indicated:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Available for sale, at fair value:
GSE mortgage-backed securities	$185,923	$191,740
AAA mortgage-backed securities	180,586	216,542
Other mortgage-backed securities	5,516	5,593
Trust preferred securities	1,210	1,210
Mutual funds	5,737	5,731

Total available for sale	378,972	420,816
Held to maturity:
Agency securities (fair value of $7,002 and $10,147)	6,948	9,809

Total mortgage-backed and investment securities	$385,920	$430,625

The amortized cost and fair value of our securities, by contractual maturity, are shown below as of March 31, 2008:

	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Due in five to ten years	$6,948	$7,002	5.32%
Due after ten years	376,714	373,236	5.11%
Mutual funds	5,750	5,736	4.33%

Total	$389,411	$385,974	5.11%

The following tables show the gross unrealized losses and fair value of our securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2008
GSE mortgage-backed securities	$7,420	$7	$9,981	$92	$17,401	$99
AAA and other mortgage-backed securities	104,879	4,199	54,207	2,174	159,086	6,373
Mutual funds	—	—	1,889	111	1,889	111
Agency securities	—	—	—	—	—	—

Total	$112,299	$4,206	$66,077	$2,377	$178,376	$6,583

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2007
GSE mortgage-backed securities	$39,585	$168	$46,388	$732	$85,973	$900
AAA and other mortgage-backed securities	42,832	343	134,686	2,409	177,518	2,752
Mutual funds	—	—	1,908	92	1,908	92
Agency securities	—	—	—	—	—	—

Total	$82,417	$511	$182,982	$3,233	$265,399	$3,744

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

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. Furthermore, as of March 31, 2008, we also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a full recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2008 and December 31, 2007, we believe the impairments detailed in the table above are temporary, and as a result, no impairment loss has been recognized in our consolidated statements of operations.

At March 31, 2008 and December 31, 2007, securities with amortized cost of $377.0 million and $382.1 million, respectively, and market values of $373.5 million and $380.3 million, respectively, were pledged to secure FHLB advances, repurchase agreements and public deposits.

Loans

Our loan portfolio, net of discounts and allowances, decreased by $15.1 million during the three months ended March 31, 2008. The loan portfolio declined during the quarter as loan repayments of $36.7 million exceeded our loan originations of $21.9 million. Loan fundings in the first three months of 2008 consisted of $9.9 million in construction loans, $8.9 million in commercial real estate loans and $3.1 million in multifamily loans. We did not originate any new construction loans during the quarter and the construction loan fundings of $9.9 million represented disbursements on existing construction loans. At March 31, 2008, we had outstanding commitments to fund $129.1 million in new construction, commercial and multifamily loans.

Following is a summary of our loan portfolio as of the dates indicated:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Single-family residential	$16,410	$16,938
Multifamily residential	300,611	313,154
Commercial real estate	504,357	503,086
Construction	151,918	153,178
Other	13,222	14,731

Loan portfolio principal balance	986,518	1,001,087
Net premium and deferred fees	922	743
Allowance for loan losses	(22,576)	(21,882)

Total loan portfolio, net	$964,864	$979,948

The following table summarizes the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$21,882	$7,977
Provision for loan losses	724	185
Charge-offs	(38)	(66)
Recoveries	9	—
Amortization of fresh-start adjustment	(1)	(2)

Balance, end of period	$22,576	$8,094

The following table sets forth the delinquency status of our loans as of the dates indicated:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Balance of delinquent loans:
31-60 days	$18,433	$31,457
61-90 days	53	4,663
91 days or more(1)	30,457	20,934

Total delinquent loans	$48,943	$57,054

Delinquent loans as a percentage of total loan portfolio:
31-60 days	1.9%	3.1%
61-90 days	0.0	0.5
91 days or more(1)	3.1	2.1

Total	5.0%	5.7%

(1)	All loans delinquent over 90 days were on nonaccrual status.

At March 31, 2008, we had a total of $45.0 million of loan on nonaccrual status. Nonaccrual loans included construction loans totaling $41.4 million.

We evaluate loan impairment according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Under SFAS No. 114, loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. An impaired loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged-off against the allowance for loan losses, or alternatively, a specific allocation will be established. Also, in accordance with SFAS No. 114, loans that are considered impaired are specifically excluded from the general valuation allowance when determining the amount of the allowance for loan and lease losses required for the period.

At March 31, 2008, we classified $49.6 million of our loans as impaired, compared with $33.2 million at December 31, 2007. Specific reserves on impaired loans amounted to $11.7 million and $11.6 million at March 31, 2008 and December 31, 2007, respectively. During the three months ended March 31, 2008 and 2007, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $1.1 million and $248,000, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $371,000 and $192,000, respectively.

Real Estate Owned

Real estate owned decreased by $44,000 during the three months ended March 31, 2008 due to the sale of one property. We did not foreclose on any loans during the first quarter of 2008.

Deposits

Deposits increased by $7.0 million during the three months ended March 31, 2008. Deposits increased during the first quarter of 2008 were primarily related to a $46.0 million increase in money desk CDs. Deposits obtained through our money desk were at interest rates lower than those of comparable brokered CDs. Accordingly, brokered CDs were $485.8 million at March 31, 2008, and declined $38.9 million during the first three months of 2008. The weighted average cost of our deposits was 4.11% at March 31, 2008, compared with 4.88% at December 31, 2007. The weighted average cost of deposits decreased during the first quarter due to the maturity and repricing of higher-rate CDs. Interest rates on new CDs have declined since the Federal Reserve Bank began lowering interest rates in September 2007.

Short-Term Borrowings

We did not have any short-term borrowings during the three months ended March 31, 2008. In March 2008, we terminated our $15.0 million revolving line of credit agreement with another financial institution.

Repurchase Agreements

Total repurchase agreements did not change at any time during the three months ended March 31, 2008. The weighted-average cost of our repurchase agreements was 4.81% at March 31, 2008 and December 31, 2007. We did not enter into any new repurchase agreements during the first three months of 2008.

FHLB Advances

FHLB advances decreased by $40.0 million during the three months ended March 31, 2008. This decrease reflects $145.0 million in payoffs of maturing advances, partially offset by $105.0 million in new advances. We have reduced our outstanding FHLB advances due to decreases in our borrowing limit and the balance of collateral pledged to the FHLB.

The FHLB has authorized a borrowing limit for total FHLB advances of 45% of the Bank’s total assets as of the previous quarter-end. Accordingly, our FHLB borrowing limit has been reduced as the Bank’s total assets have declined over the prior year. As of March 31, 2008, we had FHLB borrowing availability of $88.0 million.

Collateral pledged to the FHLB has decreased due to paydowns in the Bank’s investment securities and loan portfolios. As of March 31, 2008, we had available collateral of $13.3 million pledged to the FHLB and were able to obtain FHLB advances borrow funds up to this amount.

REGULATORY CAPITAL REQUIREMENTS

Bank holding companies, such as BHBC, and FDIC-insured banks, such as FBBH, are required to meet certain minimum regulatory capital requirements. At March 31, 2008, BHBC and FBBH met all applicable regulatory capital requirements and FBBH was “well capitalized,” as defined under applicable regulations.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and capital ratios for BHBC and FBBH at March 31, 2008.

Regulatory Capital Ratios

			Amount Required
	Actual		For Capital Adequacy Purposes			To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
BHBC
Total capital to risk-weighted assets (Risk-based capital)	$172,731	16.82%	$82,173	≥	8.00%	Not Applicable
Tier 1 capital to risk-weighted assets	159,772	15.55%	41,086	≥	4.00%	Not Applicable
Tier 1 leverage ratio	159,772	10.95%	58,341	≥	4.00%	Not Applicable
FBBH
Total capital to risk-weighted assets (Risk-based capital)	$143,588	14.22%	$80,755	≥	8.00%	$100,944	≥	10.00%
Tier 1 capital to risk-weighted assets	130,850	12.96%	40,378	≥	4.00%	60,567	≥	6.00%
Tier 1 leverage ratio	130,850	9.09%	57,565	≥	4.00%	71,956	≥	5.00%

In addition to the requirements shown in the above table, FBBH is required by the DFI to maintain a ratio of tangible shareholder’s equity to total tangible assets of at least 8.0% for the first three years following the effective date of the charter conversion, or through August 31, 2008. As of March 31, 2008, FBBH’s tangible shareholder’s equity to tangible assets ratio was 9.13% and in compliance with the DFI’s requirement.

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

At March 31, 2008, we had $637.1 million of CDs. Scheduled maturities of CDs during the 12 months ending March 31, 2009 and thereafter amounted to $534.6 million and $102.5 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management continues its effort to reduce our exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of our interest-earning assets.

We are party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents our future financial obligations, including anticipated interest payments, outstanding as of March 31, 2008:

	Payments due within time period at March 31, 2008
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$546,545	$95,282	$10,215	$—	$652,042
Repurchase agreements	40,967	—	—	—	40,967
Employment contracts	225	—	—	—	225
Operating leases	450	882	912	659	2,903
FHLB advances	266,364	270,901	71,876	—	609,141
Junior subordinated notes payable to trust	1,917	3,834	3,834	77,618	87,203
Commitments to originate loans	129,098	—	—	—	129,098

Total	$985,566	$370,899	$86,837	$78,277	$1,521,579

With the exception of the operating leases and loan commitments, the expected obligations presented above include anticipated interest accruals based on the current respective contractual terms. The amounts for the three issuances of junior subordinated notes are based on the assumption that the notes will be repaid in full at their respective maturities in July 2032, June 2036 and March 2037. However, we may pay the notes in full or in part at par commencing in July 2007, June 2011 and March 2012, respectively, and quarterly thereafter.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in Report that are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Report and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. These factors include, but are not limited to, the condition of the real estate market, interest rates, regulatory matters, the availability of pools of loans at acceptable prices, and the availability and conditions of financing for loan pool acquisitions and other financial assets. Accordingly, there can be no assurance that the forward-looking statements contained in this Report will be realized or that actual results will not be significantly higher or lower. Statements regarding policies and procedures are not intended, and should not be interpreted, to mean that such policies and procedures will not be amended, modified or repealed at any time in the future. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Report should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Report should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Report will be achieved. In light of the foregoing, readers of this Report are cautioned not to place undue reliance on the forward-looking statements contained herein. There are no material changes to the Company’s risk factors as presented in the Company’s 2007 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors.”

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

Asset and Liability Management

It is our objective to attempt to control risks associated with interest rate movements. In general, our strategy is to limit our exposure to earnings volatility and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by the Asset and Liability Committees of the Company and of the Board of Directors (collectively, “ALCO”) which reviews, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses (including those attributable to hedging transactions), purchase activity, and maturities of investments and borrowings. ALCO establishes rate sensitivity tolerances (within regulatory guidelines) that are approved by our Board of Directors, and coordinates with our Board with respect to overall asset and liability composition.

ALCO is authorized to utilize off-balance sheet financial techniques to assist in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the “notional amount”) for a specified period without the exchange of the underlying principal amount. At March 31, 2008, we were not a party to any swap agreement or other off-balance sheet financial instrument.

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

The following table quantifies the potential changes in our NPV at March 31, 2008, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
Change in Rates
+ 300bp	$95,795	$(37,134)	(28)%	6.96%	(222	) bp
+ 200bp	105,253	(27,676)	(21)	7.54	(164	) bp
+ 100bp	117,960	(14,969)	(11)	8.30	(88	) bp
0bp	132,929	—	—	9.18	—
- 100bp	142,904	9,975	8	9.73	55	bp
- 200bp	148,861	15,932	12	10.02	84	bp
- 300bp	153,478	20,549	15	10.22	104	bp

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

Another tool we use to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table summarizes the scheduled maturities or repricing of our assets and liabilities based on their contractual terms as of March 31, 2008.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$28,844	$—	$—	$—	$28,844
Mortgage-backed and other investment securities	59,922	86,043	26,241	213,714	385,920
Single-family residential loans	7,647	1,330	911	6,522	16,410
Multifamily residential loans	154,299	76,620	55,138	14,554	300,611
Commercial real estate loans	238,568	149,345	83,310	33,134	504,357
Construction loans	151,918	—	—	—	151,918
Other loans	12,896	9	18	299	13,222
Other assets(1)	—	—	—	53,261	53,261

Total assets	654,094	313,347	165,618	321,484	1,454,543

Liabilities:
Noninterest-bearing deposits	—	—	—	1,527	1,527
Savings, NOW and money market accounts(2)	5,885	—	—	—	5,885
Certificates of deposit	534,640	92,299	10,167	—	637,106
Repurchase agreements	40,000	—	—	—	40,000
FHLB advances	246,000	255,000	70,000	—	571,000
Junior subordinated notes payable	36,084	—	—	—	36,084
Other liabilities	—	—	—	13,486	13,486

Total liabilities	862,609	347,299	80,167	15,013	1,305,088

(Deficiency) excess of assets over liabilities	$(208,515)	$(33,952)	$85,451	$306,471	$149,455

Cumulative (deficiency) excess	$(208,515)	$(242,467)	$(157,016)	$149,455

Cumulative (deficiency) excess as a percent of total assets	(14.34)%	(16.67)%	(10.79)%	10.28%

(1)	Includes unamortized premium on loans and allowance for loan losses.
(2)	Excludes $2.8 million of money market deposits held by BHBC and WFC. These deposits are eliminated in consolidation and are not reflected in the consolidated statement of financial condition.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act filings.

Changes in Internal Controls

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 12, 2008

	By:	/S/ LARRY B. FAIGIN
Larry B. Faigin
Chief Executive Officer

	By:	/S/ TAKEO K. SASAKI
Takeo K. Sasaki
Chief Financial Officer