Form 10-Q
period 2008-06-30
BEVERLY HILLS BANCORP INC
filed 2008-08-11
CIK 1024321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2008
Common Stock, par value $0.01 per share	18,787,094 shares

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$16,363	$12,964
Mortgage-backed securities available for sale, at fair value	348,638	413,875
Investment securities available for sale, at fair value	6,477	6,941
Investment securities held to maturity, at amortized cost (fair value of $10,147 in 2007)	—	9,809
Loans, net of allowance for loan losses of $21,529 in 2008 and $21,882 in 2007	925,163	979,948
Stock in Federal Home Loan Bank of San Francisco, at cost	25,834	31,880
Real estate owned, net	1,328	44
Leasehold improvements and equipment, net	782	927
Accrued interest receivable	7,101	8,663
Income taxes receivable	4,621	3,601
Deferred tax asset, net	30,070	28,340
Prepaid expenses and other assets	6,180	3,122

TOTAL	$1,372,557	$1,500,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Noninterest-bearing deposits	$800	$886
Interest-bearing deposits	640,760	636,585

Total deposits	641,560	637,471
Repurchase agreements	30,000	40,000
Federal Home Loan Bank advances	507,000	611,000
Junior subordinated notes payable to trusts	36,084	46,393
Accounts payable and other liabilities	10,471	17,142

Total liabilities	1,225,115	1,352,006

COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 30,000,000 shares authorized, 27,176,462 issued (including 8,389,368 treasury shares)	272	272
Additional paid-in capital	166,558	166,430
Treasury stock, 8,389,368 shares, at cost	(39,974)	(39,974)
Retained earnings	25,493	22,902
Accumulated other comprehensive loss	(4,907)	(1,522)

Total stockholders’ equity	147,442	148,108

TOTAL	$1,372,557	$1,500,114

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME:
Loans	$15,830	$20,064	$33,259	$39,057
Mortgage-backed securities	4,781	5,901	9,936	11,900
Securities and federal funds sold	267	404	603	889

Total interest income	20,878	26,369	43,798	51,846

INTEREST EXPENSE:
Deposits	6,555	9,467	14,204	20,154
Borrowings	6,780	8,898	14,721	16,032

Total interest expense	13,335	18,365	28,925	36,186

NET INTEREST INCOME	7,543	8,004	14,873	15,660
PROVISION FOR LOSSES ON LOANS	4,037	661	4,761	846

NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS	3,506	7,343	10,112	14,814

OTHER INCOME:
FHLB stock dividends	439	361	873	767
Gain on sale of securities, net	—	—	46	—
Other income, net	26	206	235	426

Total other income	465	567	1,154	1,193

OTHER EXPENSES:
Compensation and employee benefits	1,731	2,005	3,819	3,814
Professional fees	431	675	1,324	1,382
Occupancy	163	153	347	300
Loan expenses	100	29	221	82
Regulatory assessments	65	57	121	112
Data processing	79	86	155	176
Insurance	184	154	305	319
Depreciation	72	96	182	189
Directors expense	95	107	205	219
Real estate owned, net	(1)	259	—	360
Impairment charge on securities	234	—	234	—
Other general and administrative expense, net	(503)	592	(36)	794

Total other expenses	2,650	4,213	6,877	7,747

INCOME BEFORE INCOME TAX PROVISION	1,321	3,697	4,389	8,260
INCOME TAX PROVISION	547	1,554	1,798	3,474

NET INCOME	$774	$2,143	$2,591	$4,786

Earnings per share—basic	$0.04	$0.11	$0.14	$0.26
Earnings per share—diluted	$0.04	$0.11	$0.14	$0.25
Dividends declared per share	$0.00	$0.13	$0.00	$0.25
Weighted average number of shares—basic	18,787,094	18,785,550	18,787,094	18,759,427
Weighted average number of shares—diluted	18,790,304	18,813,673	18,796,115	18,805,146

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,591	$4,786
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	4,761	846
Write-down of real estate owned	—	244
Depreciation and amortization	182	189
Impairment charges on securities	234	—
Stock-based compensation	126	326
Deferred tax provision	720	437
Gain on sale of mortgage-backed securities available for sale	(46)	—
Loss (gain) on sale of assets	3	(1)
(Accretion) amortization of discounts and deferred fees	(288)	123
Federal Home Loan Bank stock dividends	(887)	(731)
Changes in:
Accrued interest receivable	1,562	(18)
Income taxes receivable	(1,020)	—
Prepaid expenses and other assets	(3,058)	334
Accounts payable and other liabilities	(4,321)	3,916

Net cash provided by operating activities	559	10,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	—	(8,212)
Loan originations	(37,546)	(157,199)
Loan repayments	86,738	125,267
Proceeds from sale of loans	—	16,276
Purchase of mortgage-backed securities available for sale	—	(34,922)
Repayments of mortgage-backed securities available for sale	37,268	44,748
Proceeds from sale of mortgage-backed securities available for sale	21,590	—
Repayments of investment securities available for sale	235	2,018
Repayments of investment securities held to maturity	10,190	—
Purchases of Federal Home Loan Bank stock	—	(2,485)
Proceeds from sale of Federal Home Loan Bank stock	6,933	1,148
Proceeds from sale of real estate owned	43	45
Purchases of leasehold improvements and equipment	(43)	(44)

Net cash provided by (used in) investing activities	125,408	(13,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	4,089	(137,705)
Decrease in short-term borrowings	—	(7,700)
Decrease in repurchase agreements	(10,000)	—
Proceeds from Federal Home Loan Bank advances	127,000	370,000
Repayments of Federal Home Loan Bank advances	(231,000)	(225,000)
Repayment of junior subordinated notes payable to trusts	(10,309)	—
Proceeds from exercise of stock options	—	174
Dividends paid on common stock	(2,348)	(4,696)

Net cash used in financing activities	(122,568)	(4,927)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,399	(7,836)
CASH AND CASH EQUIVALENTS:
Beginning of period	12,964	27,005

End of period	$16,363	$19,169

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$32,523	$30,866
Income taxes, net	2,097	4,760
NONCASH INVESTING ACTIVITY:
Real estate acquired through foreclosure	1,328	—

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Beverly Hills Bancorp Inc. (“BHBC,” and with its consolidated subsidiaries, the “Company”) are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. A summary of the Company’s significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in that Form 10-K. There were no significant changes to any accounting policies during the six months ended June 30, 2008.

In the opinion of management, all adjustments, generally comprised of normal recurring accruals necessary for a fair presentation of the interim condensed consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potentially dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three month and six month periods ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per-share data)
Net income	$774	$2,143	$2,591	$4,786

Weighted average number of common shares Outstanding—basic	18,787,094	18,785,550	18,787,094	18,759,427
Net effect of dilutive stock options—based on treasury stock method(1)	3,210	28,123	9,021	45,719

Weighted average number of common shares Outstanding—diluted	18,790,304	18,813,673	18,796,115	18,805,146

Earnings per share—basic	$0.04	$0.11	$0.14	$0.26

Earnings per share—diluted	$0.04	$0.11	$0.14	$0.25

(1)	Does not include options to purchase a weighted average 645,002 and 600,000 shares outstanding during the three months ended June 30, 2008 and 2007, respectively, and 635,002 shares and 600,000 shares outstanding during the six months ended June 30, 2008 and 2007, respectively, whose exercise would have had an anti-dilutive effect on earnings per share.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.	STOCK-BASED COMPENSATION

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

For the quarter ended June 30, 2008, the application of SFAS No. 123R resulted in a stock-based compensation expense of $64,000, deferred tax benefits of $26,000 and a net reduction in net income of $38,000. There was an immaterial effect on basic and diluted earnings per share. For the quarter ended June 30, 2007, the Company recorded stock-based compensation expense of $267,932, deferred tax benefits of $111,402 and a net reduction in net income of $156,530, reducing basic and diluted earnings per share by $0.01. For the three months ended June 30, 2008 and 2007, the Company did not record any tax benefits from the exercise of non-qualified stock options.

For the six months ended June 30, 2008, the application of SFAS No. 123R resulted in a stock-based compensation expense of $126,000, deferred tax benefits of $51,000 and a net reduction in net income of $75,000. There was an immaterial effect on basic and diluted earnings per share. In comparison, for the six months ended June 30, 2007, the Company recorded stock-based compensation expense of $325,588, deferred tax benefits of $134,489 and a net reduction in net income of $191,099, reducing basis and diluted earnings per share by $0.01. For the six months ended June 30, 2008 and 2007, the Company did not record any tax benefits from the exercise of non-qualified stock options.

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

A summary of the Company’s stock option activity for the six months ended June 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value(1)
Outstanding at beginning of period	675,002	$9.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at end of period	675,002	9.63	7.09	$—

Vested or expected to vest at end of period	675,002	9.63	7.09	$—

Exercisable at end of period	575,002	9.48	7.01	$—

(1)	Aggregate intrinsic value excludes options to purchase 675,002 shares of common stock (575,002 shares exercisable) whose strike price is greater than the fair market value of the stock as of June 30, 2008.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Additional information on the Company’s stock option activity for the three and six months ended June 30, 2008 is presented below:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Weighted average grant date fair value	$—	$—
Intrinsic value of options exercised	$—	$—
Fair value of shares vested	$63,835	$127,670

The Company has granted stock appreciation rights (“SARs”) to certain executive officers and directors. The SARs may be settled only in cash, and are classified as liabilities and not as equity instruments, per SFAS No. 123R. A summary of the Company’s SARs activity for the period indicated is presented below:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Share Units	Weighted Average Exercise Price	Share Units	Weighted Average Exercise Price
Outstanding at beginning of period	616,000	$8.21	646,000	$8.20
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	30,000	9.00	60,000	8.40

Outstanding at end of period	586,000	8.17	586,000	8.17

Exercisable at end of period	462,000	7.99	462,000	7.99

At June 30, 2008, the Company had $128,000 of unrecognized compensation cost related to unvested stock options. The Company expects to amortize this cost over a weighted-average period of 0.50 years, ending in December 2008. The unrecognized compensation related to the SARs at June 30, 2008 was $21 and is expected to be amortized over the following 1.25 years, ending in September 2009. Because the Company’s SARs are classified as liabilities and not equity instruments per SFAS No. 123R, the Company is required to remeasure the fair value of the liability at the end of each subsequent reporting period and record a corresponding adjustment to the related compensation expense. Consequently, compensation cost related to the SARs may vary based on changes in the awards’ total estimated fair value.

4.	COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

At June 30, 2008, the Company had outstanding commitments to fund $77.5 million of loans. Loan commitments expose the Company to credit risk in excess of amounts reflected in the consolidated financial statements. The Company receives collateral to support loans and commitments to extend credit for which collateral is deemed necessary. As of June 30, 2008, the Company did not have an allowance with respect to unfunded loan commitments.

5.	INCOME TAXES

The Company files consolidated federal and state income tax returns with its eligible subsidiaries. The Company recorded income tax provisions of $0.5 million and $1.8 million, respectively, for the three and six months ended June 30, 2008, compared with $1.6 million and $3.5 million, respectively, for the corresponding

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2007 periods. A portion of the Company’s income tax provision is not expected to be currently payable in cash, due to the utilization of the Company’s net operating loss carryforward. The Company’s deferred tax provision (benefit) is determined on a quarterly basis pursuant to an evaluation of its net deferred tax asset. These deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts and are primarily attributable to net operating loss carryforwards, in addition to other differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 42% is applied to each attribute in determining the amount of the related deferred tax asset or liability. Decreases (increases) in the net deferred tax asset are recorded as a deferred tax provision (benefit) in the consolidated statements of operations.

The Company’s net deferred tax asset was $30.1 million and $28.3 million, respectively, at June 30, 2008 and December 31, 2007. The Company’s deferred tax asset is reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has evaluated the positive and negative evidence regarding the future realization of its deferred tax asset and has recorded a valuation allowance of $7.9 million. The Company believes it is more likely than not that its net deferred tax asset of $30.1 million will be realized in future periods.

As of June 30, 2008, the Company had federal net operating loss (“NOL”) carryforwards of $75.5 million and also had state NOL carryforwards. The federal NOL carryforward period runs through 2020. However, in June 2002, the Company experienced a change in control as defined by Section 382 of the Internal Revenue Code. As a result of the change in control, the Company’s NOL carryforwards that were generated prior to the change in control are subject to an annual limitation on the amount that may be used to offset taxable income. The Company has determined that the limitation on the amount that may be used annually to offset taxable income is approximately $6.0 million.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. On January 1, 2007, the Company adopted the provisions of FIN 48 and there was no effect on the financial statements. As a result, there was no cumulative effect recognized upon adoption of FIN 48. The Company did not have any unrecognized tax benefits as a result of uncertainty during the three and six months ended June 30, 2008. It is the Company’s policy to record any penalties or interest arising from the application of federal or state income taxes as other expense. The Company paid penalties and interest of $15,000 during the three and six months ended June 30, 2008. There were no penalties or interest paid during the three and six months ended June 30, 2007.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. The Company’s income tax returns for years 2004 through 2007 are subject to examination by the Internal Revenue Service and California and other state jurisdictions. The California Franchise Tax Board has notified the Company that it will examine the Company’s California income tax returns for 2004 and 2005. Presently, no federal or other state income tax examination of the Company’s tax returns is in process.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	OPERATING SEGMENTS

The Company’s two operating segments, as defined by the Company’s management, consist of its Banking Operations and its Holding Company and Other Operations. The Company’s operating segments are described in further detail as follows:

•

Banking Operations—Through its bank subsidiary, First Bank of Beverly Hills (“FBBH” or the “Bank”), the Company conducts a banking business focused primarily on products tailored to commercial and multifamily real estate lending, in addition to investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. The primary sources of funding for the Bank are wholesale deposits and Federal Home Loan Bank (“FHLB”) advances. The Bank is a state-chartered commercial bank and is regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment data for the three months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30, 2008
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$20,491	$387	$20,878
Interest expense	12,905	430	13,335

Net interest income (expense)	7,586	(43)	7,543
Provision for loan losses	3,889	148	4,037

Net interest income (expense) after provision for loan losses	3,697	(191)	3,506
Other income (expense)	467	(2)	465
Compensation and employee benefits expense	1,524	207	1,731
Other expenses (income)	1,253	(334)	919

Income (loss) before taxes	1,387	(66)	1,321
Income tax provision (benefit)	571	(24)	547

Net income (loss)	$816	$(42)	$774

Total assets	$1,332,221	$40,336	$1,372,557

	Three Months Ended June 30, 2007
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$25,441	$928	$26,369
Interest expense	17,233	1,132	18,365

Net interest income (expense)	8,208	(204)	8,004
Provision for loan losses	652	9	661

Net interest income (expense) after provision for loan losses	7,556	(213)	7,343
Other income	406	161	567
Compensation and employee benefits expense	1,674	331	2,005
Other expenses	1,276	932	2,208

Income (loss) before taxes	5,012	(1,315)	3,697
Income tax provision (benefit)	2,108	(554)	1,554

Net income (loss)	$2,904	$(761)	$2,143

Goodwill	$3,054	$—	$3,054

Total assets	$1,564,468	$61,525	$1,625,993

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment data for the six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended June 30, 2008
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$42,855	$943	$43,798
Interest expense	27,790	1,135	28,925

Net interest income (expense)	15,065	(192)	14,873
Provision for loan losses	4,550	211	4,761

Net interest income (expense) after provision for loan losses	10,515	(403)	10,112
Other income	975	179	1,154
Compensation and employee benefits expense	3,396	423	3,819
Other expenses	2,332	726	3,058

Income (loss) before taxes	5,762	(1,373)	4,389
Income tax provision (benefit)	2,365	(567)	1,798

Net income (loss)	$3,397	$(806)	$2,591

Total assets	$1,332,221	$40,336	$1,372,557

	Six Months Ended June 30, 2007
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$50,231	$1,615	$51,846
Interest expense	34,031	2,155	36,186

Net interest income (expense)	16,200	(540)	15,660
Provision for loan losses	825	21	846

Net interest income (expense) after provision for loan losses	15,375	(561)	14,814
Other income	851	342	1,193
Compensation and employee benefits expense	3,327	487	3,814
Other expenses	2,406	1,527	3,933

Income (loss) before taxes	10,493	(2,233)	8,260
Income tax provision (benefit)	4,412	(938)	3,474

Net income (loss)	$6,081	$(1,295)	$4,786

Goodwill	$3,054	$—	$3,054

Total assets	$1,564,468	$61,525	$1,625,993

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. Additionally, SFAS No. 157 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability.

SFAS No. 157 describes three levels of input that may be used to measure fair value:

• Level 1	Inputs are quoted prices in active markets for identical asset or liabilities as of the measurement date. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.

The Company does not hold any Level 1 items. Level 1 instruments are valued using quoted prices in active markets.

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

Significant Level 2 items the Company holds include, but are not limited to, government-sponsored enterprise and AAA-rated mortgage backed securities, trust preferred securities and mutual funds whose fair values are determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.

• Level 3	Unobservable inputs that are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets and liabilities. Generally Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

Significant Level 3 items the Company holds include, but are not limited to, non-rated mortgage-backed securities and impaired loans.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

SFAS No. 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation.

Assets measured at fair value at June 30, 2008 are as follows:

		Fair Value Measurements at June 30, 2008 Using
Description	Fair Value Measurement June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Reoccurring:
Investment securities available-for-sale
GSE mortgage-backed securities	$173,438	$—	$173,438	$—
AAA mortgage-backed securities	169,755	—	169,755	—
Other mortgage-backed securities	5,445	—	—	5,445
Trust preferred securities	947	—	947	—
Mutual funds	5,530	—	5,530	—
Non-Reoccurring:
Impaired loans	35,657	—	—	35,657

Total	$390,772	$—	$349,670	$41,102

The Company did not identify any liabilities that are required to be presented at fair value as of June 30, 2008.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following table provides a reconciliation of the beginning and ending balances for asset categories measured at fair value using significant unobservable inputs (Level 3):

	Three months Ended June 30, 2008		Six Months Ended June 30, 2008
	Investment Securities Available- for-Sale	Impaired Loans	Investment Securities Available- for-Sale	Impaired Loans
	(Dollars in thousands)
Beginning balance	$5,516	$37,949	$5,593	$21,562
Total gains or losses
Included in earnings (realized)	—	(5,795)	—	(5,831)
Included in other comprehensive income (unrealized)	—	—	(13)	—
Purchases, issuances, sales, settlements	(71)	—	(135)	—
Transfers in and/or out of Level 3	—	3,503	—	19,926

Ending balance	$5,445	$35,657	$5,445	$35,657

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

Impaired loans—SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Impaired loans at June 30, 2008 had a carrying value of $47.3 million with a valuation allowance of $11.6 million.

The FASB has also provided for a one-year deferral of the implementation of this standard for other nonfinancial assets and liabilities, effective for the fiscal years beginning after November 15, 2008. This additional guidance is not expected to have a material impact on the Company’s consolidated financial condition, results or operations, or cash flows upon adoption.

8.	LEGAL MATTERS

In connection with its sale of Wilshire Credit Corporation (“WCC”) to Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”) in 2004, the Company agreed to indemnify Merrill Lynch for claims asserted against WCC by third parties arising out of acts taken by WCC prior to the sale. The indemnity is for settlements, judgments and defense costs that exceed $2.0 million in the aggregate. Merrill Lynch has notified the Company of a number of claims that have been or are being asserted against WCC, and for which Merrill Lynch is seeking indemnity from the Company. As of June 30, 2008, the total payments and defense costs of such claims which Merrill Lynch has formally tendered to the Company was approximately $1.5 million. The Company expects that the total claims for which Merrill Lynch will demand indemnification will exceed $2.0 million and the Company has accrued a liability for these estimated costs.

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

The Company did not declare a dividend during the six months ended June 30, 2008.

10.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS No. 157 provides a definition of fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP),

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance. The Company adopted SFAS No. 157 on a prospective basis. The Company adopt of SFAS No. No. 157 as of January 1, 2008; such adoption has not had any impact on the Company’s financial condition, results of operations, or cash flows for the periods covered by this Report. The adoption of this standard resulted in additional disclosures that are presented in Note 7 of Notes to Interim Condensed Consolidated Financial Statements in this Report. In February 2008, the FASB issued SFAS No. No. 157-2, Effective Date of FASB Statement No. 157, which provided for a one-year deferral of the implementation of this standard for other non-financial assets and liabilities, effective for fiscal years beginning after November 15, 2008. The Company does not expect this additional guidance to have a material impact on the Company’s consolidated financial condition or results of operations upon adoption.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. The asset or liability is the offset to other accumulated comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses, and accumulated transition obligations and assets. SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. The Company does not expect the adoption of SFAS No. 158 to have a material impact on the Company’s financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”), which requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and early adoption is

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements must be applied retrospectively for all periods presented. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

In February 2008, the FASB issued FASB Staff Position No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP SFAS No. 140-3”). FSP SFAS No. 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS No. 140-3 is effective for repurchase financings in which the initial transfer is entered into in fiscal years beginning after November 15, 2008 and early adoption is not permitted. The Company does not expect the adoption of FSP SFAS No. 140-3 to have a material impact on the Company’s financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company will include the additional disclosures required by SFAS No. 161 in the Company’s consolidated financial statements beginning with the first quarter of fiscal 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (“SAS No. 69”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 will not have a material effect on our consolidated financial statements because we have utilized the guidance within SAS No. 69.

On January 1, 2008, the Company adopted SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB No. 109”). SAB No. 109 provides the SEC staff’s views on the accounting for written loan commitments recorded at fair value under GAAP and revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments (“SAB No. 105”). SAB No. 105 provided the views of the SEC staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133. SAB No. 105 states that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. SAB No. 109 supersedes SAB No. 105 and expresses the current view of the SEC staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 105 also indicated that the SEC staff believed that internally developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. SAB No. 109 retains that SEC staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB No. 109 has not had any impact on the Company’s financial condition or results of operations.

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

OVERVIEW

Beverly Hills Bancorp Inc. is a financial holding company that conducts primarily banking and lending operations in southern California and surrounding states through our bank subsidiary, First Bank of Beverly Hills. Our business strategy is focused on the growth and profitability of the Bank through (1) originations and purchases of commercial real estate and multifamily mortgage loans and (2) investments in primarily AAA-rated and government-sponsored enterprise (“GSE”) mortgage-backed securities. The Bank is a California state-chartered commercial bank whose primary regulator is the California Department of Financial Institutions (“DFI”). As an insured institution, the Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”).

Our net income for the three months ended June 30, 2008 was $0.8 million, or $0.04 per diluted share, compared with $2.1 million, or $0.11 per diluted share, for the three months ended June 30, 2007. The decrease in net income was attributable to a $3.3 million increase in the provision for loan losses and a $0.5 million decrease in net interest income. These income decreases were partially offset by a $1.6 million reduction in operating expenses. The annualized returns on average assets and equity for the second quarter of 2008 were 0.22% and 2.05%, respectively, compared with 0.53% and 5.38%, respectively, for the second quarter in 2007.

For the six months ended June 30, 2008, our net income was $2.6 million, or $0.14 per diluted share, compared with $4.8 million, or $0.25 per diluted share, for the six months ended June 30, 2007. The decrease in net income was attributable to a $3.9 million increase in the provision for loan losses and a $0.8 million decrease in net interest income. These income decreases were partially offset by a $0.9 million reduction in operating expenses. The annualized returns on average assets and equity for the first six months of 2008 were 0.36% and 3.42%, respectively, compared with 0.60% and 6.07%, respectively, for the same period in 2007.

During the first six months of 2008, we continued to slowly reduce our asset size, as total assets decreased from $1.50 billion at December 31, 2007 to $1.37 billion at June 30, 2008. We currently originate only selected higher-quality commercial real estate and multifamily loans and are not replacing principal paydowns on mortgage-backed securities. As a result, loans receivable declined $54.8 million and mortgage-backed securities declined $65.2 million during these six months.

The decrease in assets has enabled us to allow higher cost CDs and other borrowings mature without being replaced, reducing our cost of funds. Our weighted average cost of deposits, consisting principally of CDs, was 1.02% lower in the second quarter of 2008 versus the second quarter of 2007. Our Board of Directors periodically reviews our strategy, and may determine at any time to increase loan origination and purchase activity or use our excess capital for growth.

At June 30, 2008, BHBC’s and Bank’s risk-based capital ratios were 17.25% and 15.22%, respectively. The Bank’s risk-based capital ratio was well above the 8.0% and 10.0% requirements to be adequately and well capitalized under applicable regulations, and at that date the Bank’s risk based capital exceeded the requirements to be adequately capitalized and well capitalized by $71.1 million and $51.4 million, respectively. In addition, the Bank had a tangible equity to tangible assets ratio at June 30, 2008 of 9.94%.

Our asset quality continues to be negatively impacted by the weakening economy and residential real estate market, which has severely impacted the residential construction market. We increased our provision for loan losses for the second quarter of 2008 to $4.0 million, as compared with a provision of $0.7 million in the second quarter of 2007. The higher loan loss provision resulted from a decline in the collateral value of two construction loans. As of June 30, 2008, our allowance for loan losses totaled $21.5 million or 2.28% of our loan portfolio.

At June 30, 2008, our non-performing assets consisted of $41.9 million of non-accrual loans, including $34.9 million of construction loans, and $1.3 million of real estate owned, consisting of one unfinished condominium project. During the second quarter of 2008, one construction loan with an outstanding principal balance of $6.6 million was placed on non-accrual status. In addition, during the second quarter of 2008, the Company foreclosed on another construction loan of $4.3 million, and the underlying property was purchased by a third party at the Company’s foreclosure sale.

Our stockholders’ equity decreased by $0.7 million during the six months ended June 30, 2008 to $147.4 million, or $7.85 book value per diluted share. This decrease was mainly due to net after-tax unrealized losses of $3.4 million on our portfolio of available-for-sale securities, which offset net income of $2.6 million and a $0.1 million increase in paid-in capital representing stock-based compensation expense.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our Critical Accounting Policies and Estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2007. There were no changes to our Critical Accounting Policies and Estimates in the six months ended June 30, 2008.

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2007

Net Interest Income

Our net interest income was $7.5 million for the quarter ended June 30, 2008, compared with $8.0 million for the quarter ended June 30, 2007. Net interest income for the six months ended June 30, 2008, totaled $14.9 million, compared with $15.7 million for the first six months of 2007. The declines in net interest income from the 2007 periods were due to reductions in average interest-earning assets, which more than offset an increase in the net interest margins.

Our net interest margin was 2.21% for the second quarter of 2008, compared with 2.06% for the second quarter of 2007. The net interest margin for the first six months of 2008 was 2.12% compared with 2.03% for the first six months of 2007. Our interest-bearing liabilities mature and reprice more frequently as compared with our interest-earning assets. Accordingly, the net interest margin has widened over the prior year as higher costing liabilities have matured and are replaced with funds in a lower interest rate environment. The weighted average cost of our interest-bearing liabilities decreased 84 basis points from the quarter ended June 30, 2007 to the quarter ended June 30, 2008. In comparison, the average yield on our interest-earning assets decreased 69 basis points over the same period. For the six months ended June 30, 2008, our costs of funds declined 55 basis points from the year ago period while the weighted average yield on our earning assets yield declined 47 basis points.

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

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage-backed securities	$362,413	$4,781	5.22%	$454,136	$5,901	5.14%
Loans(1)(2)	966,319	15,830	6.48%	1,068,972	20,064	7.43%
Federal funds and other investments	43,147	267	2.45%	32,308	404	4.95%

Total interest-earning assets	1,371,879	20,878	6.02%	1,555,416	26,369	6.71%

Noninterest-earning cash	537			553
Allowance for loan losses	(22,621)			(8,447)
Other assets	66,761			72,470

Total assets	$1,416,556			$1,619,992

Interest-Bearing Liabilities:
Interest-bearing deposits:
Savings, NOW and money market accounts	$5,514	$25	1.82%	$9,383	$83	3.55%
Certificates of deposit	650,851	6,530	4.02%	745,924	9,384	5.05%

Total interest-bearing deposits	656,365	6,555	4.01%	755,307	9,467	5.03%
Short-term borrowings	—	—	—%	11,275	207	7.26%
Repurchase agreements	32,222	404	4.96%	40,000	487	4.82%
FHLB advances	528,870	5,927	4.50%	588,848	7,277	4.96%
Junior subordinated notes payable	36,084	449	4.99%	46,393	927	8.01%

Total interest-bearing liabilities	1,253,541	13,335	4.27%	1,441,823	18,365	5.11%

Noninterest-bearing deposits	1,203			1,342
Other liabilities	10,241			17,049

Total liabilities	1,264,985			1,460,214
Stockholders’ equity	151,571			159,778

Total liabilities and stockholders’ equity	$1,416,556			$1,619,992

Net interest income		$7,543			$8,004

Net interest spread			1.75%			1.60%
Net interest margin			2.21%			2.06%

(1)	Our policy is to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.
(2)	Interest income on loans includes the accretion of deferred loan fees of $350 and $549, respectively, for the three months ended June 30, 2008 and 2007.

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage-backed securities	$380,814	$9,936	5.16%	$456,990	$11,900	5.18%
Loans(1)(2)	982,670	33,259	6.69%	1,060,994	39,057	7.32%
Federal funds and other investments	40,180	603	2.97%	35,262	889	5.01%

Total interest-earning assets	1,403,664	43,798	6.17%	1,553,246	51,846	6.64%

Noninterest-earning cash	480			572
Allowance for loan losses	(22,254)			(8,340)
Other assets	67,394			72,817

Total assets	$1,449,284			$1,618,295

Interest-Bearing Liabilities:
Interest-bearing deposits:
Savings, NOW and money market accounts	$5,743	$65	2.27%	$10,933	$220	4.06%
Certificates of deposit	639,851	14,139	4.43%	781,059	19,934	5.15%

Total interest-bearing deposits	645,594	14,204	4.41%	791,992	20,154	5.13%
Short-term borrowings	—	—	—%	9,413	336	7.10%
Repurchase agreements	36,111	891	4.88%	40,000	968	4.81%
FHLB advances	567,393	12,660	4.47%	554,194	12,882	4.69%
Junior subordinated notes payable	36,417	1,170	6.44%	46,393	1,846	8.02%

Total interest-bearing liabilities	1,285,515	28,925	4.51%	1,441,992	36,186	5.06%

Noninterest-bearing deposits	1,355			1,343
Other liabilities	10,399			15,966

Total liabilities	1,297,269			1,459,301
Stockholders’ equity	152,015			158,994

Total liabilities and stockholders’ equity	$1,449,284			$1,618,295

Net interest income		$14,873			$15,660

Net interest spread			1.66%			1.58%
Net interest margin			2.12%			2.03%

(1)	Our policy is to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.
(2)	Interest income on loans includes the accretion of deferred loan fees of $903 and $938, respectively, for the six months ended June 30, 2008 and 2007.

Interest income on mortgage-backed securities was $4.8 million for the second quarter of 2008, compared with $5.9 million for the second quarter of 2007. For the six months ended June 30, 2008, interest income on mortgage-backed securities totaled $9.9 million, as compared with $11.9 million for the six months ended June 30, 2007. Interest income decreased as average investment balances for the three and six months ended June 30, 2008, were lower than the 2007 periods by $91.7 million and $76.2 million, respectively. Our investment balances have declined due to principal repayments, security sales, and our decision to not purchase mortgage-backed securities in 2008. The weighted average yield on mortgage-backed securities for the second quarter of 2008 was eight basis points above the weighted average yield for the second quarter of 2007, while the weighted average yield for the first six months of 2008 was two basis points below the weighted average yield for the first six months of 2007. The weighted average yield did not change materially as substantially all of our mortgage backed securities have fixed interest rates, and we did not replace maturing or sold securities, which have lower yields as a result of lower market interest rates.

Interest income on loans was $15.8 million for the quarter ended June 30, 2008, compared with $20.1 million for the quarter ended June 30, 2007. For the six months ended June 30, 2008, loan interest income totaled $33.3 million, as compared with $39.1 million for the six months ended June 30, 2007. Loan interest income decreased as average loans for the three and six months ended June 30, 2008, were below the corresponding 2007 periods by $102.7 million and $78.3 million, respectively. Our total loans have declined due to a reduction in loan originations, and during the six months ended June 30, 2008 we originated only selected higher quality commercial real estate and multifamily loans, and no construction loans. Loan interest income was also reduced as the average loan yield declined 95 basis points from the second quarter of 2007 to the second quarter of 2008. The average loan yield for the first six months of 2008 was 63 basis points below the yield for the first six months of 2007. Our loan yield has declined as the adjustable rate loans were reset to rate indices in a lower interest rate environment.

Interest expense on deposits was $6.6 million for the quarter ended June 30, 2008, compared with $9.5 million for the quarter ended June 30, 2007. Interest expense on deposits for the first six months of 2008 totaled $14.2 million, compared with $20.2 million for the first six months of 2007. The decrease in interest expense during 2008 resulted from a lower average cost of deposits and a decline in deposit balances, as we elected not to replace certain maturing deposits due to the reduction in our total assets. Average interest-bearing deposits for the three and six months ended June 30, 2008 were below the 2007 periods by $98.9 million and $146.4 million, respectively. The average term of our CDs is generally less than one year; thus, our cost of deposits has been reduced as market interest rates have declined over the prior year. The average cost of our interest-bearing deposits for the three and six months ended June 30, 2008, was below the corresponding 2007 periods by 102 basis points and 72 basis points, respectively.

We did not have any short-term borrowings during 2008. For the three and six months ended June 30, 2007, interest expense on short-term borrowings was $207,000 and $336,000, respectively. Our only short-term borrowing in 2007 was pursuant to a $20.0 million revolving line of credit that we terminated March 2008.

Interest expense on repurchase agreements and FHLB advances totaled $6.3 million for three months ended June 30, 2008, compared with $7.8 million for three months ended June 30, 2007. For the six months ended June 30, 2008, interest on repurchase agreements and FHLB advances totaled $13.6 million, as compared with $13.9 million for the six months ended June 30, 2007. The average cost of FHLB advances for the three and six months ended June 30, 2008, was below the 2007 periods by 46 basis points and 22 basis points, respectively. The average FHLB borrowing cost has declined due to the maturity of higher-rate advances and a lower interest rate environment. Average FHLB advances for the first six months of 2008 were $13.2 million higher than the average balance for the first six months of 2007. However, FHLB advances for the second quarter of 2008 were $60.0 million below the 2007 period as our total assets declined and we increased the use of brokered deposits since the end of 2007. Interest expense on repurchase agreements was slightly lower in 2008 as compared with 2007 due to the maturity of a $10 million repurchase agreement in the second quarter of 2008. There were no other repurchase agreement transactions during 2007 and 2008.

Interest expense on the junior subordinated notes (these notes were issued in connection with issuance of trust preferred securities by non-consolidated subsidiaries) was $0.4 million for the second quarter of 2008, compared with $0.9 million for the second quarter of 2007. For the six months ended June 30, 2008, interest on junior subordinated notes payable was $1.2 million, compared with $1.8 million for the first six months of 2007. The reduction in interest expense on these notes was mainly due to our redemption in January 2008 at par of $10.3 million of the notes bearing interest at the rate of 3.65% over the 3-month LIBOR. The redemption of notes reduced our average borrowings for the three and six months ended June 30, 2008 by $10.3 million and

$10.0 million, respectively. The interest rates on the notes are at various spreads to 3-month LIBOR, which has declined significantly over the prior year. As a result, the weighted average cost of the notes for the three and six months ended June 30, 2008, were below the 2007 periods by 302 basis points and 158 basis points, respectively.

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

We recorded a provision for loan losses of $4.0 million for three months ended June 30, 2008, compared with a provision for loan losses of $661,000 for the three months ended June 30, 2007. For the six months ended June 30, 2008, our provision for loan losses was $4.8 million, compared with a provision of $846,000 for the corresponding 2007 period. The provision for loan losses was increased in the second quarter of 2008 largely due to a decline in the collateral value of two construction loans. Management evaluated recent valuations of each loan’s collateral and concluded additional reserves of $5.8 million were required. These additional reserves were partially offset by lower reserve requirements for certain qualitative factors used in our general valuation allowance and a reduction in the size of the loan portfolio.

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

Other Income

Our other income, primarily FHLB stock dividends, was $465,000 and $567,000 for the three months ended June 30, 2008 and 2007, respectively. Other income for the six months ended June 30, 2008 was $1.2 million, compared with $1.2 million for the corresponding 2007 period.

Other Expenses

Compensation and employee benefits expense totaled $1.7 million for the quarter ended June 30, 2008, as compared with $2.0 million for the second quarter of 2007. For the six months ended June 30, 2008, compensation and employee benefits expense totaled $3.8 million, as compared with $3.8 million for the first six months of 2007. Compensation expense for the second quarter of 2008 was lower than the prior period mainly due to a staffing reduction in the first quarter of 2008. Stock-based compensation expense was also higher in the second quarter of 2007 due to newly granted stock appreciation rights. These reductions in compensation expense were partially offset by increased bonus expense during 2008 due to the stay bonus agreements for certain officers awarded in 2007.

Our legal expenses (included in “Professional fees” in the statement of operations) for the second quarter of 2008 were $59,000, compared with $133,000 in the second quarter of 2007. Legal expenses for the first six months of 2008 were $418,000, as compared with $254,000 for the first six months of 2007. Legal expenses for 2008 were incurred primarily in connection with litigation with Merrill Lynch Mortgage Capital Inc. regarding our former loan servicing subsidiary Wilshire Credit Corporation, which was resolved in the first quarter of 2008.

Loan expenses were $100,000 for the second quarter of 2008, as compared with $29,000 for the second quarter of 2007. Loan expenses for the first six months of 2008 and 2007 were $221,000 and $82,000, respectively. Loan expenses were higher in the 2008 periods primarily due to costs incurred on loans in the process of foreclosure.

Insurance expense for the second quarter of 2008 was $184,000, as compared with $154,000 for the second quarter of 2007. For the first six months of 2008, insurance expense was $305,000, as compared with $319,000 for the corresponding 2007 period. At the end of May 2008, the Company renewed its directors and officers liability coverage with premiums for the one-year period totaling $1.0 million, as compared with premiums of $271,000 for the prior one-year period.

Other general and administrative expenses for the second quarter of 2008 were a credit of $503,000, compared with an expense of $592,000 for the second quarter of 2007. For the first six months of 2008, other general and administrative expenses were a credit of $36,000, as compared with an expense of $794,000, for the 2007 period. A significant component of this improvement was the reversal of a reserve accrued in the second quarter of 2007 for indemnification obligations to Merrill Lynch Mortgage Capital Inc. This obligation was incurred in connection with the sale of our former loan servicing subsidiary, Wilshire Credit Corporation, to Merrill Lynch in 2004. The reversal was based on a withdrawal of one indemnification claim following a court dismissal of the underlying third-party claim against Wilshire Credit Corporation.

CHANGES IN FINANCIAL CONDITION

General

At June 30, 2008, our total assets were $1.37 billion, a decrease of $127.6 million from total assets as of December 31, 2007. The following discussion summarizes the significant changes in our financial condition for the six months ended June 30, 2008.

Securities

Our portfolio of mortgage-backed securities available for sale decreased by $65.2 million during the six months ended June 30, 2008. This decrease was due to principal repayments of $37.3 million and security sales of $21.6 million. A gain of $46,000 was realized on the sale of the securities in the first quarter of 2008. We purchased no mortgage-backed securities during the first six months of 2008. We recorded unrealized holding losses on our mortgage-backed securities portfolio of approximately $6.2 million during the first six months of 2008, due to a widening of spreads on our AAA-rated mortgage-backed securities.

The balance of our other investment securities available for sale (consisting of trust preferred securities and mutual funds) decreased $0.5 million during the six months ended June 30, 2008. This decrease was due to principal repayments of $0.3 million and an impairment charge of $0.2 million. Due to the continuous and significant decline in the net asset value of a mutual fund, we determined the impairment was other than temporary.

The balance of our investment securities held to maturity declined $9.8 million during the six months ended June 30, 2008, as our two callable securities were redeemed in March 2008 and April 2008.

The following table sets forth our holdings of securities as of the dates indicated:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Available for sale, at fair value:
GSE mortgage-backed securities	$173,438	$191,740
AAA mortgage-backed securities	169,755	216,542
Other mortgage-backed securities	5,445	5,593
Trust preferred securities	947	1,210
Mutual funds	5,530	5,731

Total available for sale	355,115	420,816
Held to maturity:
Agency securities (fair value of $—and $10,147)	—	9,809

Total mortgage-backed and investment securities	$355,115	$430,625

The amortized cost and fair value of our securities, by contractual maturity, are shown below as of June 30, 2008:

	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Due after ten years	$358,058	$349,585	5.40%
Mutual funds	5,516	5,530	4.12%

Total	$363,574	$355,115	5.38%

The following tables show the gross unrealized losses and fair value of our securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2008
GSE mortgage-backed securities	$49,822	$624	$8,787	$118	$58,609	$742
AAA and other mortgage-backed Securities	117,321	5,847	50,731	2,817	168,052	8,664
Trust preferred securities	947	29	—	—	947	29
Mutual funds	—	—	—	—	—	—

Total	$168,090	$6,500	$59,518	$2,935	$227,608	$9,435

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2007
GSE mortgage-backed securities	$39,585	$168	$46,388	$732	$85,973	$900
AAA and other mortgage-backed Securities	42,832	343	134,686	2,409	177,518	2,752
Mutual funds	—	—	1,908	92	1,908	92

Total	$82,417	$511	$182,982	$3,233	$265,399	$3,744

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

As of June 30, 2008, we have the ability and intent to hold the securities classified as available for sale until they mature, at which time we expect to receive full value for the securities. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2008 and December 31, 2007, we believe the impairments detailed in the table above are temporary, and as a result, no impairment loss has been recognized in our consolidated statements of operations except for the impairment charge on a mutual fund described above.

At June 30, 2008 and December 31, 2007, securities with amortized cost of $351.7 million and $382.1 million, respectively, and market values of $343.2 million and $380.3 million, respectively, were pledged to secure FHLB advances, repurchase agreements and public deposits.

Loans

Our loan portfolio, net of discounts and allowances, decreased by $54.8 million during the six months ended June 30, 2008. The loan portfolio declined as loan repayments of $86.7 million exceeded our loan fundings of $37.5 million. Loan fundings in the first six months of 2008 consisted of $20.3 million in construction loans, $12.5 million in commercial real estate loans and $4.7 million in multifamily loans. All of the construction loan fundings, and $8.7 million of the other loan fundings, were pursuant to commitments existing at December 31, 2007. During 2008, we have not originated any new construction loans and originated $8.5 million of commercial real estate and multifamily loans. At June 30, 2008, we had outstanding commitments to fund $54.5 million of construction loans and $23.0 million in new commercial and multifamily loans.

Following is a summary of our loan portfolio as of the dates indicated:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Single-family residential	$15,631	$16,938
Multifamily residential	279,200	313,154
Commercial real estate	513,156	503,086
Construction	129,538	153,178
Other	8,464	14,731

Loan portfolio principal balance	945,989	1,001,087
Net premium and deferred fees	703	743
Allowance for loan losses	(21,529)	(21,882)

Total loan portfolio, net	$925,163	$979,948

The following table summarizes the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$22,576	$8,094	$21,882	$7,977
Provision for loan losses	4,037	661	4,761	846
Charge-offs	(5,078)	(288)	(5,116)	(354)
Recoveries	—	23	9	23
Amortization of fresh-start adjustment	(6)	(2)	(7)	(4)

Balance, end of period	$21,529	$8,488	$21,529	$8,488

Loan charge-offs in the second quarter of 2008 consisted of $3.3 million for a loan transferred to real estate owned, and $1.7 million for a loan sold at the foreclosure sale to a third party bidder. These charge-off amounts were fully reserved for during 2007.

The following table sets forth the delinquency status of our loans as of the dates indicated:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Balance of delinquent loans:
31-60 days	$14,918	$31,457
61-90 days	1,474	4,663
91 days or more(1)	41,907	20,934

Total delinquent loans	$58,299	$57,054

Delinquent loans as a percentage of total loan portfolio:
31-60 days	1.6%	3.1%
61-90 days	0.2	0.5
91 days or more(1)	4.4	2.1

Total	6.2%	5.7%

(1)	All loans delinquent over 90 days were on nonaccrual status.

At June 30, 2008, nonaccrual loans of $41.9 million included construction loans totaling $34.9 million. One construction loan of $6.6 million was placed on nonaccrual status during the second quarter of 2008. Delinquent loans included a matured $13.8 million land loan that is in the process of being extended and reinstated.

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

At June 30, 2008, we classified $47.3 million of our loans as impaired, compared with $33.2 million at December 31, 2007. Specific reserves on impaired loans amounted to $11.6 million at June 30, 2008 and December 31, 2007. During the six months ended June 30, 2008 and 2007, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $1.8 million and $1.4 million, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $0.7 million and $0.7 million, respectively.

Real Estate Owned

Real estate owned increased by $1.3 million during the six months ended June 30, 2008 due to the foreclosure of an unfinished condominium project in the second quarter of 2008.

Deposits

Deposits increased by $4.1 million during the six months ended June 30, 2008. Although our total assets have declined since the end of 2007, deposits have slightly increased as we have become more dependent on money desk and brokered CDs. The weighted average cost of our deposits was 3.49% at June 30, 2008, compared with 4.88% at December 31, 2007. The weighted average cost of deposits has declined as higher-costing CDs have matured and been replaced with CD balances in a lower interest rate environment.

Repurchase Agreements

Repurchase agreements decreased by $10.0 million during the six months ended June 30, 2008 due to the maturity of one borrowing. The weighted-average cost of our repurchase agreements at June 30, 2008 was 5.03%, compared with 4.81% at December 31, 2007. We did not enter into any new repurchase agreements during the first six months of 2008.

FHLB Advances

FHLB advances decreased by $104.0 million during the six months ended June 30, 2008. This decrease reflects $231.0 million in payoffs of maturing advances, partially offset by $127.0 million in new advances. We have lowered our outstanding FHLB advances due to principal paydowns on collateral pledged to the FHLB.

The FHLB has authorized a borrowing limit for total FHLB advances of 45% of the Bank’s total assets as of the previous quarter-end. Accordingly, our FHLB borrowing limit decreases as the Bank’s total assets are reduced. Collateral pledged to the FHLB has decreased due to paydowns in the Bank’s investment securities and loan portfolios. As of June 30, 2008, we had available collateral of $54.5 million pledged to the FHLB and were able to obtain FHLB advances borrow funds up to this amount. As a result of our CRA rating, we may not obtain FHLB advances with a maturity in excess of one year. In addition, in August 2008, we were notified by the FHLB that it was in the process of reviewing the credit of all of its member banks that had met certain specified factors, including having engaged in construction lending, and that pending its review of the Bank (which is expected to be completed in August 2008), the Bank may not increase the aggregate amount of its FHLB advances.

Junior Subordinated Notes

Our junior subordinated notes decreased from $46.4 million at December 31, 2007 to $36.1 million at June 30, 2008. This decrease was due to the redemption in January 2008 at par of $10.3 million of notes bearing interest at the rate of 3.65% over the 3-month LIBOR. At June 30, 2008, the weighted average rate paid on our junior subordinated notes was 4.94% per annum.

REGULATORY CAPITAL REQUIREMENTS

Bank holding companies, such as BHBC, and FDIC-insured banks, such as FBBH, are required to meet certain minimum regulatory capital requirements. At June 30, 2008, BHBC and FBBH met all applicable regulatory capital requirements and FBBH was “well capitalized,” as defined under applicable regulations.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and capital ratios for BHBC and FBBH at June 30, 2008.

Regulatory Capital Ratios

			Amount Required
	Actual		For Capital Adequacy Purposes			To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
BHBC
Total capital to risk-weighted assets (Risk-based capital)	$171,973	17.25%	$79,766	≥	8.00%	Not Applicable
Tier 1 capital to risk-weighted assets	159,384	15.99%	39,883	≥	4.00%	Not Applicable
Tier 1 leverage ratio	159,384	11.43%	55,758	≥	4.00%	Not Applicable
FBBH
Total capital to risk-weighted assets (Risk-based capital)	$149,859	15.22%	$78,764	≥	8.00%	$98,455	≥	10.00%
Tier 1 capital to risk-weighted assets	137,442	13.96%	39,382	≥	4.00%	59,073	≥	6.00%
Tier 1 leverage ratio	137,442	9.95%	55,236	≥	4.00%	69,045	≥	5.00%

In addition to the requirements shown in the above table, FBBH is required by the DFI to maintain a ratio of tangible shareholder’s equity to total tangible assets of at least 8.0% for the first three years following the effective date of the charter conversion, or through August 31, 2008. As of June 30, 2008, FBBH’s tangible shareholder’s equity to tangible assets ratio was 9.94% and in compliance with the DFI’s requirement.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the measurement of an entity’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, originate loans, fund investments, purchase pools of loans, and make payments for general business purposes.

Our sources of liquidity include wholesale and retail deposits, FHLB advances (up to 45% of the Bank’s total assets as of the previous quarter-end), repurchase agreements, repayments of loans and mortgage-backed securities, and net interest income. We manage our liquidity on a daily basis, and our Board of Directors periodically reviews our liquidity. This process is intended to ensure the maintenance of sufficient funds to meet our operating needs. In August 2008, we were notified by the FHLB that it was in the process of reviewing the credit of all of its member banks that had met certain specified factors, including having engaged in construction lending, and that pending its review of the Bank (which is expected to be completed in August 2008), the Bank may not increase the aggregate amount of its FHLB advances. We believe that, based on our current and expected asset size, capital levels, and organizational infrastructure, there will be sufficient available liquidity to meet our operating needs for the foreseeable future notwithstanding our present inability to increase our FHLB advances.

At June 30, 2008, we had $635.5 million of CDs. Scheduled maturities of CDs during the 12 months ending June 30, 2009 and thereafter amounted to $488.3 million and $147.2 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management continues its effort to reduce our exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of our interest-earning assets.

We are party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents our future financial obligations, including anticipated interest payments, outstanding as of June 30, 2008:

	Payments due within time period at June 30, 2008
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$501,999	$149,578	$240	$—	$651,817
Repurchase agreements	30,566	—	—	—	30,566
Employment contracts	150	—	—	—	150
Operating leases	441	887	917	542	2,787
FHLB advances	240,023	248,050	51,128	—	539,201
Junior subordinated notes payable to trust	1,782	3,564	3,564	74,657	83,567
Commitments to originate loans	77,487	—	—	—	77,487

Total	$852,448	$402,079	$55,849	$75,199	$1,385,575

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

The following table quantifies the potential changes in our NPV at June 30, 2008, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
Change in Rates
+ 300bp	$111,084	$(29,970)	(21)%	8.54%	(180	) bp
+ 200bp	119,442	(21,612)	(15)	9.05	(129	) bp
+ 100bp	129,153	(11,901)	(8)	9.63	(71	) bp
0bp	141,054	—	—	10.34	—
- 100bp	153,340	12,286	9	11.05	71	bp
- 200bp	157,884	16,830	12	11.25	91	bp
- 300bp	161,377	20,323	14	11.38	104	bp

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

Another tool we use to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table summarizes the scheduled maturities or repricing of our assets and liabilities based on their contractual terms as of June 30, 2008.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$16,363	$—	$—	$—	$16,363
Mortgage-backed and other investment securities	71,832	59,539	24,845	198,899	355,115
Single-family residential loans	8,100	519	903	6,109	15,631
Multifamily residential loans	147,222	70,289	47,206	14,483	279,200
Commercial real estate loans	263,132	132,731	86,565	30,728	513,156
Construction loans	129,538	—	—	—	129,538
Other loans	8,146	15	8	295	8,464
Other assets(1)	—	—	—	55,090	55,090

Total assets	644,333	263,093	159,527	305,604	1,372,557

Liabilities:
Noninterest-bearing deposits	—	—	—	800	800
Savings, NOW and money market accounts(2)	5,256	—	—	—	5,256
Certificates of deposit	488,285	146,983	236	—	635,504
Repurchase agreements	30,000	—	—	—	30,000
FHLB advances	222,000	235,000	50,000	—	507,000
Junior subordinated notes payable	36,084	—	—	—	36,084
Other liabilities	—	—	—	10,471	10,471

Total liabilities	781,625	381,983	50,236	11,271	1,225,115

(Deficiency) excess of assets over liabilities	$(137,292)	$(118,890)	$109,291	$294,333	$147,442

Cumulative (deficiency) excess	$(137,292)	$(256,182)	$(146,891)	$147,442

Cumulative (deficiency) excess as a percent of total assets	(10.00)%	(18.67)%	(10.70)%	10.74%

(1)	Includes unamortized premium on loans and allowance for loan losses.
(2)	Excludes $6.7 million of money market deposits held by BHBC and WFC. These deposits are eliminated in consolidation and are not reflected in the consolidated statement of financial condition.

ITEM 4.	CONTROLS AND PROCEDURES

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Nothing to report.

Item 1A.	Risk Factors.

Nothing to report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Nothing to report.

Item 3.	Defaults Upon Senior Securities

Nothing to report.

Item 4.	Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5.	Other Information.

Nothing to report.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY HILLS BANCORP INC.
Date: August 11, 2008

	By:	/s/ LARRY B. FAIGIN
Larry B. Faigin
Chief Executive Officer

	By:	/s/ TAKEO K. SASAKI
Takeo K. Sasaki
Chief Financial Officer