Form 10-Q
period 2008-09-30
BEVERLY HILLS BANCORP INC
filed 2008-11-10
CIK 1024321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2008
Common Stock, par value $0.01 per share	18,787,094 shares

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(Dollars in thousands)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$29,022	$12,964
Mortgage-backed securities available for sale, at fair value	316,689	413,875
Investment securities available for sale, at fair value	5,611	6,941
Investment securities held to maturity, at amortized cost (fair value of $10,147 in 2007)	—	9,809
Loans, net of allowance for loan losses of $41,216 in 2008 and $21,882 in 2007	867,938	979,948
Stock in Federal Home Loan Bank of San Francisco, at cost	26,263	31,880
Real estate owned, net	1,072	44
Leasehold improvements and equipment, net	740	927
Accrued interest receivable	6,764	8,663
Income taxes receivable	5,326	3,601
Deferred tax asset, net	39,646	28,340
Prepaid expenses and other assets	3,529	3,122

TOTAL	$1,302,600	$1,500,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Noninterest-bearing deposits	$1,128	$886
Interest-bearing deposits	666,361	636,585

Total deposits	667,489	637,471
Repurchase agreements	30,000	40,000
Federal Home Loan Bank advances	430,000	611,000
Junior subordinated notes payable to trusts	36,084	46,393
Accounts payable and other liabilities	11,144	17,142

Total liabilities	1,174,717	1,352,006

COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 30,000,000 shares authorized, 27,176,462 issued (including 8,389,368 treasury shares)	272	272
Additional paid-in capital	166,622	166,430
Treasury stock, 8,389,368 shares, at cost	(39,974)	(39,974)
Retained earnings	13,633	22,902
Accumulated other comprehensive loss	(12,670)	(1,522)

Total stockholders’ equity	127,883	148,108

TOTAL	$1,302,600	$1,500,114

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME:
Loans	$14,815	$20,220	$48,074	$59,277
Mortgage-backed securities	4,602	5,811	14,538	17,711
Securities and federal funds sold	168	468	771	1,357

Total interest income	19,585	26,499	63,383	78,345

INTEREST EXPENSE:
Deposits	5,814	9,839	20,018	29,993
Borrowings	6,144	8,717	20,865	24,749

Total interest expense	11,958	18,556	40,883	54,742

NET INTEREST INCOME	7,627	7,943	22,500	23,603
PROVISION FOR LOSSES ON LOANS	22,839	1,182	27,600	2,028

NET INTEREST (EXPENSE) INCOME AFTER PROVISION FOR LOSSES ON LOANS	(15,212)	6,761	(5,100)	21,575

OTHER INCOME (EXPENSE):
FHLB stock dividends	410	406	1,283	1,173
(Loss) gain on sale of securities, net	(15)	—	31	—
Impairment charge on securities	(3,871)	—	(4,105)	—
Other income, net	464	28	699	454

Total other (expense) income	(3,012)	434	(2,092)	1,627

OTHER EXPENSES:
Compensation and employee benefits	1,133	1,868	4,952	5,682
Professional fees	560	603	1,884	1,985
Occupancy	161	135	508	435
Loan expenses	185	37	406	119
Regulatory assessments	61	45	182	157
Data processing	75	76	230	252
Insurance	312	167	617	486
Depreciation	69	91	251	280
Directors expense	90	99	295	318
Real estate owned, net	(1,331)	50	(1,331)	410
Other general and administrative expense, net	319	188	283	982

Total other expenses	1,634	3,359	8,277	11,106

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(19,858)	3,836	(15,469)	12,096
INCOME TAX (BENEFIT) PROVISION	(7,998)	1,498	(6,200)	4,972

NET (LOSS) INCOME	$(11,860)	$2,338	$(9,269)	$7,124

(Loss) earnings per share—basic	$(0.63)	$0.12	$(0.49)	$0.38
(Loss) earnings per share—diluted	$(0.63)	$0.12	$(0.49)	$0.38
Dividends declared per share	$0.00	$0.13	$0.00	$0.38
Weighted average number of shares—basic	18,787,094	18,786,757	18,787,094	18,768,637
Weighted average number of shares—diluted	18,787,094	18,813,327	18,787,094	18,807,723

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,269)	$7,124
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for losses on loans	27,600	2,028
Write-down of real estate owned	464	279
Depreciation and amortization	251	280
Impairment charges on securities	4,105	—
Stock-based compensation	190	168
Deferred tax (benefit) provision	(3,989)	367
Gain on sale of mortgage-backed securities available for sale	(46)	—
Loss on sale of investment securities available for sale	15	—
Gain on sale of real estate owned and other assets	(1,890)	(10)
(Accretion) amortization of discounts and deferred fees	(456)	(173)
Federal Home Loan Bank stock dividends	(1,316)	(1,114)
Changes in:
Accrued interest receivable	1,899	(288)
Income taxes receivable	(970)	—
Prepaid expenses and other assets	(407)	620
Accounts payable and other liabilities	(3,648)	5,616

Net cash provided by operating activities	12,533	14,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	(53,079)	(219,334)
Purchase of loans	—	(10,082)
Loan repayments	135,364	197,069
Proceeds from sale of loans	—	24,999
Purchase of mortgage-backed securities available for sale	—	(34,922)
Repayments of mortgage-backed securities available for sale	52,489	66,939
Proceeds from sale of mortgage-backed securities available for sale	21,590	—
Repayments of investment securities available for sale	235	2,018
Proceeds from sale of investment securities available for sale	250	—
Repayments of investment securities held to maturity	10,190	—
Purchases of Federal Home Loan Bank stock	—	(2,484)
Proceeds from sale of Federal Home Loan Bank stock	6,933	1,148
Proceeds from sale of real estate owned	3,262	138
Purchases of leasehold improvements and equipment	(70)	(45)
Proceeds from sale of leasehold improvements and equipment	—	7

Net cash provided by investing activities	177,164	25,451

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	30,018	(114,371)
Decrease in short-term borrowings	—	(10,500)
Decrease in repurchase agreements	(10,000)	—
Proceeds from Federal Home Loan Bank advances	142,000	400,000
Repayments of Federal Home Loan Bank advances	(323,000)	(320,337)
Repayment of junior subordinated notes payable to trusts	(10,309)	—
Proceeds from exercise of stock options	—	175
Dividends paid on common stock	(2,348)	(7,046)

Net cash used in financing activities	(173,639)	(52,079)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,058	(11,731)
CASH AND CASH EQUIVALENTS:
Beginning of period	12,964	27,005

End of period	$29,022	$15,274

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$44,023	$48,278
Income taxes, net	2,097	6,064
NONCASH INVESTING ACTIVITY:
Real estate acquired through foreclosure	2,864	—

See notes to unaudited interim condensed consolidated financial statements

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of Beverly Hills Bancorp Inc. (“BHBC,” and with its consolidated subsidiaries, the “Company”) are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. A summary of the Company’s significant accounting policies is set forth in Note 1 of the Notes to Consolidated Financial Statements in that Form 10-K. There were no significant changes to any accounting policies during the nine months ended September 30, 2008.

In the opinion of management, all adjustments, generally comprised of normal recurring accruals necessary for a fair presentation of the interim condensed consolidated financial statements, have been included and all intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

In the third quarter of 2008, the Company reclassified impairment charges on securities from other expenses to other income (expense) on its condensed consolidated statements of operations.

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potentially dilutive stock options outstanding during the period. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three month and nine month periods ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per-share data)
Net (loss) income	$(11,860)	$2,338	$(9,269)	$7,124

Weighted average number of common shares Outstanding—basic	18,787,094	18,786,757	18,787,094	18,768,637
Net effect of dilutive stock options—based on treasury stock method(1)	—	26,570	—	39,086

Weighted average number of common shares Outstanding—diluted	18,787,094	18,813,327	18,787,094	18,807,723

(Loss) earnings per share—basic	$(0.63)	$0.12	$(0.49)	$0.38

(Loss) earnings per share—diluted	$(0.63)	$0.12	$(0.49)	$0.38

(1)	Does not include options to purchase a weighted average 692,503 shares and 600,000 shares outstanding during the three months ended September 30, 2008 and 2007, respectively, and 680,878 shares and 600,000 shares outstanding during the nine months ended September 30, 2008 and 2007, respectively, whose exercise would have had an anti-dilutive effect on earnings per share.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.	STOCK-BASED COMPENSATION

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

For the quarter ended September 30, 2008, the application of SFAS No. 123R resulted in a stock-based compensation expense of $64,000, deferred tax benefits of $26,000 and a net reduction in net income of $38,000. There was an immaterial effect on basic and diluted earnings per share. For the quarter ended September 30, 2007, the Company recorded stock-based compensation credit of $157,400, deferred tax expense of $67,237 and a net increase in net income of $90,163. There was an immaterial effect on basic and diluted earnings per share. For the three months ended September 30, 2008 and 2007, the Company did not record any tax benefits from the exercise of non-qualified stock options.

For the nine months ended September 30, 2008, the application of SFAS No. 123R resulted in a stock-based compensation expense of $190,000, deferred tax benefits of $76,000 and a net reduction in net income of $114,000. There was an immaterial effect on basic and diluted earnings per share. In comparison, for the nine months ended September 30, 2007, the Company recorded stock-based compensation expense of $168,188, deferred tax benefits of $67,252 and a net reduction in net income of $100,936. There was an immaterial effect on basic and diluted earnings per share. For the nine months ended September 30, 2008 and 2007, the Company did not record any tax benefits from the exercise of non-qualified stock options.

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value(1)
Outstanding at beginning of period	675,002	$9.63
Granted	—	—
Exercised	—	—
Forfeited	(23,334)	3.09

Outstanding at end of period	651,668	9.87	6.95	$—

Vested or expected to vest at end of period	651,668	9.87	6.95	$—

Exercisable at end of period	625,002	9.57	6.80	$—

(1)	Aggregate intrinsic value excludes options to purchase 651,668 shares of common stock (625,002 shares exercisable) whose strike price is greater than the fair market value of the stock as of September 30, 2008.

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Additional information on the Company’s stock option activity for the three and nine months ended September 30, 2008 is presented below:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Weighted average grant date fair value	$—	$—
Intrinsic value of options exercised	$—	$—
Fair value of shares vested	$63,835	$191,505

The Company has granted stock appreciation rights (“SARs”) to certain executive officers and directors. The SARs may be settled only in cash, and are classified as liabilities and not as equity instruments, per SFAS No. 123R. A summary of the Company’s SARs activity for the period indicated is presented below:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Share Units	Weighted Average Exercise Price	Share Units	Weighted Average Exercise Price
Outstanding at beginning of period	586,000	$8.17	646,000	$8.20
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	400,000	7.86	460,000	7.93

Outstanding at end of period	186,000	8.85	186,000	8.85

Exercisable at end of period	124,000	8.85	124,000	8.85

At September 30, 2008, the Company had $64,000 of unrecognized compensation cost related to unvested stock options. The Company expects to amortize this cost over a weighted-average period of 0.25 years, ending in December 2008. The unrecognized compensation related to the SARs at September 30, 2008 was $50 and is expected to be amortized over the following 1.00 years, ending in September 2009. Because the Company’s SARs are classified as liabilities and not equity instruments per SFAS No. 123R, the Company is required to remeasure the fair value of the liability at the end of each subsequent reporting period and record a corresponding adjustment to the related compensation expense. Consequently, compensation cost related to the SARs may vary based on changes in the awards’ total estimated fair value.

4.	COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

At September 30, 2008, the Company had outstanding commitments to fund $67.7 million of loans. Loan commitments expose the Company to credit risk in excess of amounts reflected in the consolidated financial statements. The Company receives collateral to support loans and commitments to extend credit for which collateral is deemed necessary. As of September 30, 2008, the Company did not have an allowance with respect to unfunded loan commitments.

5.	INCOME TAXES

The Company files consolidated federal and state income tax returns with its eligible subsidiaries. The Company recorded income tax benefits of $8.0 million and $6.2 million, respectively, for the three and nine months ended September 30, 2008, compared with income tax provisions of $1.5 million and $5.0 million,

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

respectively, for the corresponding 2007 periods. A portion of the Company’s income tax provision is not expected to be currently payable in cash, due to the utilization of the Company’s net operating loss carryforward. The Company’s deferred tax provision (benefit) is determined on a quarterly basis pursuant to an evaluation of its net deferred tax asset. These deferred tax assets and liabilities represent the tax effect of future deductible or taxable amounts and are primarily attributable to net operating loss carryforwards, in addition to other differences between amounts that have been recognized in the financial statements and amounts that have been recognized in the income tax returns. An effective tax rate of approximately 42% is applied to each attribute in determining the amount of the related deferred tax asset or liability. Decreases (increases) in the net deferred tax asset are recorded as a deferred tax provision (benefit) in the consolidated statements of operations.

The Company’s net deferred tax asset was $39.6 million and $28.3 million, respectively, at September 30, 2008 and December 31, 2007. The Company’s deferred tax asset is reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has evaluated the positive and negative evidence regarding the future realization of its deferred tax asset and has recorded a valuation allowance of $7.9 million. The Company believes it is more likely than not that its net deferred tax asset of $39.6 million will be realized in future periods.

As of September 30, 2008, the Company had federal net operating loss (“NOL”) carryforwards of $76.1 million and also had state NOL carryforwards. The federal NOL carryforward period runs through 2020. However, in June 2002, the Company experienced a change in control as defined by Section 382 of the Internal Revenue Code. As a result of the change in control, the Company’s NOL carryforwards that were generated prior to the change in control are subject to an annual limitation on the amount that may be used to offset taxable income. The Company has determined that the limitation on the amount that may be used annually to offset taxable income is approximately $6.0 million.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. On January 1, 2007, the Company adopted the provisions of FIN 48 and there was no effect on the financial statements. As a result, there was no cumulative effect recognized upon adoption of FIN 48. The Company did not have any unrecognized tax benefits as a result of uncertainty during the three and nine months ended September 30, 2008. It is the Company’s policy to record any penalties or interest arising from the application of federal or state income taxes as other expense. The Company paid penalties and interest of $0 and $15,000, respectively, during the three and nine months ended September 30, 2008. There were no penalties or interest paid during the three and nine months ended September 30, 2007.

The Company is subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. The Company’s income tax returns for years 2004 through 2007 are subject to examination by the Internal Revenue Service and California and other state jurisdictions. The California Franchise Tax Board is examining the Company’s California income tax returns for 2004 and 2005. Presently, no federal or other state income tax examination of the Company’s tax returns is in process.

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment data for the three months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30, 2008
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$19,324	$261	$19,585
Interest expense	11,529	429	11,958

Net interest income (expense)	7,795	(168)	7,627
Provision for loan losses	19,877	2,962	22,839

Net interest expense after provision for loan losses	(12,082)	(3,130)	(15,212)
Other (expense) income	(3,455)	443	(3,012)
Compensation and employee benefits expense	920	213	1,133
Other expenses	47	454	501

Loss before taxes	(16,504)	(3,354)	(19,858)
Income tax benefit	(6,771)	(1,227)	(7,998)

Net loss	$(9,733)	$(2,127)	$(11,860)

Total assets	$1,265,418	$37,182	$1,302,600

	Three Months Ended September 30, 2007
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$25,661	$838	$26,499
Interest expense	17,418	1,138	18,556

Net interest income (expense)	8,243	(300)	7,943
Provision for loan losses	1,078	104	1,182

Net interest income (expense) after provision for loan losses	7,165	(404)	6,761
Other income	452	(18)	434
Compensation and employee benefits expense	1,883	(15)	1,868
Other expenses	1,112	379	1,491

Income (loss) before taxes	4,622	(786)	3,836
Income tax provision (benefit)	1,780	(282)	1,498

Net income (loss)	$2,842	$(504)	$2,338

Goodwill	$3,054	$—	$3,054

Total assets	$1,527,780	$56,798	$1,584,578

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment data for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30, 2008
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$62,179	$1,204	$63,383
Interest expense	39,319	1,564	40,883

Net interest income (expense)	22,860	(360)	22,500
Provision for loan losses	24,427	3,173	27,600

Net interest expense after provision for loan losses	(1,567)	(3,533)	(5,100)
Other (expense) income	(2,714)	622	(2,092)
Compensation and employee benefits expense	4,316	636	4,952
Other expenses	2,145	1,180	3,325

Loss before taxes	(10,742)	(4,727)	(15,469)
Income tax benefit	(4,406)	(1,794)	(6,200)

Net loss	$(6,336)	$(2,933)	$(9,269)

Total assets	$1,265,418	$37,182	$1,302,600

	Nine Months Ended September 30, 2007
	Banking	Holding Company and Other Operations	Total
	(Dollars in thousands)
Interest income	$75,892	$2,453	$78,345
Interest expense	51,449	3,293	54,742

Net interest income (expense)	24,443	(840)	23,603
Provision for loan losses	1,903	125	2,028

Net interest income (expense) after provision for loan losses	22,540	(965)	21,575
Other income	1,303	324	1,627
Compensation and employee benefits expense	5,210	472	5,682
Other expenses	3,518	1,906	5,424

Income (loss) before taxes	15,115	(3,019)	12,096
Income tax provision (benefit)	6,192	(1,220)	4,972

Net income (loss)	$8,923	$(1,799)	$7,124

Goodwill	$3,054	$—	$3,054

Total assets	$1,527,780	$56,798	$1,584,578

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	FAIR VALUE MEASUREMENTS

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

SFAS No. 157 describes three levels of input that may be used to measure fair value:

• Level 1

Inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.

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

Significant Level 2 items the Company holds include, but are not limited to, government-sponsored enterprise (“GSE”) and AAA-rated mortgage-backed securities, trust preferred securities and mutual funds whose fair values are determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.

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

Assets measured at fair value at September 30, 2008 are as follows:

Description	Fair Value Measurement September 30, 2008	Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Recurring:
Investment securities available-for-sale
GSE mortgage-backed securities	$167,174	$—	$167,174	$—
AAA mortgage-backed securities	144,161	—	144,161	—
Other mortgage-backed securities	5,354	—	—	5,354
Trust preferred securities	470	—	470	—
Mutual funds	5,141	—	5,141	—
Non-Recurring:
Impaired loans	57,443	—	—	57,443

Total	$379,743	$—	$316,946	$62,797

The Company did not identify any liabilities that are required to be presented at fair value as of September 30, 2008.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The following table provides a reconciliation of the beginning and ending balances for asset categories measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Investment Securities Available- for-Sale	Impaired Loans	Investment Securities Available- for-Sale	Impaired Loans
	(Dollars in thousands)
Beginning balance	$5,445	$35,657	$5,593	$21,562
Total gains or losses
Included in earnings (realized)	—	(20,130)	—	(25,961)
Included in other comprehensive income (unrealized)	(13)	—	(26)	—
Purchases, issuances, sales, settlements	(78)	—	(213)	—
Transfers in and/or out of Level 3	—	41,916	—	61,842

Ending balance	$5,354	$57,443	$5,354	$57,443

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities—Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Examples of such instruments, which are generally classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class. The Company holds one non-rated mortgage-backed security of $5.2 million that consists of five multifamily properties in Southern California. The fair value of the mortgage-backed security represents a price indication obtained from a broker. The price was based on an evaluation of the underlying loans that are current, well-seasoned and at adjustable rates tied to current market indices.

The Company recorded impairment charges of $3.9 million on its available-for-sale investment securities in the third quarter of 2008. The Company has the ability and intent to hold the securities that are in unrealized loss positions until they mature, at which time the Company expects to receive full value for the securities. However, the Company concluded that the decline in the fair value of five investment securities was other than temporary and recorded impairment charges to writedown the securities to their fair value.

Impaired loans—SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Impaired loans at September 30, 2008 had a carrying value of $86.0 million with a valuation allowance of $28.6 million.

The FASB has also provided for a one-year deferral of the implementation of this standard for other nonfinancial assets and liabilities, effective for the fiscal years beginning after November 15, 2008. This additional guidance is not expected to have a material impact on the Company’s consolidated financial condition, results or operations, or cash flows upon adoption.

8.	LEGAL MATTERS

In connection with its sale of Wilshire Credit Corporation (“WCC”) to Merrill Lynch Mortgage Capital Inc. (“Merrill Lynch”) in 2004, the Company agreed to indemnify Merrill Lynch for claims asserted against WCC by third parties arising out of acts taken by WCC prior to the sale. The indemnity is for settlements, judgments and defense costs that exceed $2.0 million in the aggregate. Merrill Lynch has notified the Company of a number of claims that have been or are being asserted against WCC, and for which Merrill Lynch is seeking indemnity from the Company. As of September 30, 2008, the total payments and defense costs of such claims which Merrill Lynch has formally tendered to the Company was approximately $1.5 million. The Company expects that the total claims for which Merrill Lynch will demand indemnification will exceed $2.0 million and the Company has accrued a liability for these estimated costs.

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

BEVERLY HILLS BANCORP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.	CASH DIVIDENDS

The Company did not declare a dividend during the nine months ended September 30, 2008.

10.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS No. 157 provides a definition of fair value, establishes a framework for measuring fair value under GAAP, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance. The Company adopted SFAS No. 157 on a prospective basis. The Company adopted SFAS No. No. 157 as of January 1, 2008; such adoption has not had any impact on the Company’s financial condition, results of operations, or cash flows for the periods covered by this Report. The adoption of this standard resulted in additional disclosures that are presented in Note 7 of Notes to Interim Condensed Consolidated Financial Statements in this Report. In February 2008, the FASB issued SFAS No. No. 157-2, Effective Date of FASB Statement No. 157, which provided for a one-year deferral of the implementation of this standard for other non-financial assets and liabilities, effective for fiscal years beginning after November 15, 2008. The Company does not expect this additional guidance to have a material impact on the Company’s consolidated financial condition or results of operations upon adoption.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP SFAS No. 157-3”). FSP SFAS No. 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP SFAS No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued as of September 30, 2008. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

We incurred a net loss for the three months ended September 30, 2008 of $11.9 million, or $0.63 per diluted share, compared with net income of $2.3 million, or $0.12 per diluted share, for the three months ended September 30, 2007. The net loss was primarily attributable to a $21.7 million increase in the provision for loan losses, a $3.4 decrease in other income for securities impairment charges, and a $0.3 million reduction in net interest income. These decreases were partially offset by a $1.7 million decrease in other expenses. The annualized returns on average assets and equity for the third quarter of 2008 were -3.54% and -31.63%, respectively, compared with 0.57% and 5.86%, respectively, for the third quarter in 2007.

For the nine months ended September 30, 2008, we incurred a net loss of $9.3 million, or $0.49 per diluted share, compared with net income of $7.1 million, or $0.38 per diluted share, for the nine months ended September 30, 2007. The decrease in net income was attributable to a $25.6 million increase in the provision for loan losses, a $3.7 million decrease in other income for securities impairment charges, and a $1.1 million decrease in net interest income. These reductions in income were partially offset by a $2.8 million decrease in other expense. The annualized returns on average assets and equity for the first nine months of 2008 were -0.88% and -8.18%, respectively, compared with 0.59% and 6.00%, respectively, for the first nine months of 2007.

The Company and the Bank continue to meet and substantially exceed all regulatory capital requirements. At September 30, 2008, BHBC’s and the Bank’s risk-based capital ratios were 16.83% and 14.68%, respectively. The Bank’s risk-based capital ratio was well above the 8.0% and 10.0% requirements to be adequately and well capitalized under applicable regulations, and at that date the Bank’s risk based capital exceeded the requirements to be adequately capitalized and well capitalized by $62.0 million and $43.5 million, respectively.

Our stockholders’ equity decreased by $20.2 million during the nine months ended September 30, 2008 to $127.9 million, or $6.81 book value per diluted share. This decrease was mainly due to net after-tax unrealized losses of $11.1 million on our portfolio of available-for-sale securities and the net loss of $9.3 million, which was partially offset by a $0.2 million increase in paid-in capital representing stock-based compensation expense.

Our total assets continued to decline during the third quarter of 2008. Total assets at September 30, 2008, were $1.30 billion, or a decrease of $197.5 million and $70.0 million from the total assets at December 31, 2007 and June 30, 2008, respectively. We have decreased the level of loan originations and have not purchased investment securities. Our Board of Directors periodically reviews our strategy, and may determine at any time to increase loan origination and securities purchase activity.

At September 30, 2008, our non-performing assets totaled $76.6 million and were comprised of non-accrual loans of $75.5 million and real estate owned of $1.1 million. Nonaccrual loans primarily included construction loans of $36.8 million, commercial real estate and land loans of $25.5 million, and multifamily loans of $8.3 million. We are proactively managing our loan portfolio, and from time to time may place certain loans on nonaccrual status before they become more than ninety days past due. At September 30, 2008, nonaccrual loans included $45.0 million of loans that were past due more than 90 days, $20.1 million of loans that were past due 31-90 days, and $10.4 million of loans that were past due less than 31 days.

We recorded a provision for loan losses of $22.8 million in the third quarter of 2008, as compared with a provision of $1.2 million in the third quarter of 2007. The higher loan loss provision mainly reflects declining collateral values for construction and land loans, reflecting the weak market from sales of single family homes. We have also increased our general loan loss reserves for the higher risk associated with the construction and land loans. As of September 30, 2008, our allowance for loan losses totaled $41.2 million or 4.54% of our loan portfolio, as compared with $21.9 million, or 2.19% of the loan portfolio at December 31, 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our Critical Accounting Policies and Estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2007. There were no changes to our Critical Accounting Policies and Estimates in the nine months ended September 30, 2008.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

Net Interest Income

Our net interest income was $7.6 million for the quarter ended September 30, 2008, compared with $7.9 million for the quarter ended September 30, 2007. Net interest income for the nine months ended September 30, 2008, totaled $22.5 million, as compared with $23.6 million for the first nine months of 2007. The declines in net interest income from the 2007 periods were the result of the continued reduction in our total assets as average interest-earning assets for the third quarter were $266.7 million below the year ago period. The impact of fewer interest-earning assets more than offset a 32 basis points improvement in the net interest margin.

Our net interest margin was 2.36% for the third quarter of 2008, compared with 2.04% for the third quarter of 2007. Our net interest margin for the first nine months of 2008 was 2.20% compared with 2.03% for the first nine months of 2007. Our net interest margin has widened over the prior year as short-term liabilities have matured and been replaced with lower cost funding as a result of lower market interest rates. The weighted average cost of our interest-bearing liabilities decreased 108 basis points from the third quarter of 2007 to the third quarter of 2008. In comparison, the average yield on our interest-earning assets decreased 72 basis points over the same period. During the first nine months of 2008, our weighted average earning assets yield and costs of funds declined by 55 basis points and 72 basis points, respectively, as compared with the first nine months of 2007.

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

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage-backed securities	$338,163	$4,602	5.33%	$442,768	$5,811	5.14%
Loans(1)(2)	918,187	14,815	6.31%	1,067,724	20,220	7.41%
Federal funds and other investments	24,319	168	2.70%	36,903	468	4.96%

Total interest-earning assets	1,280,669	19,585	5.98%	1,547,395	26,499	6.70%

Noninterest-earning cash	723			530
Allowance for loan losses	(21,370)			(8,778)
Other assets	69,042			74,951

Total assets	$1,329,064			$1,614,098

Interest-Bearing Liabilities:
Interest-bearing deposits:
Savings, NOW and money market accounts	$4,899	$22	1.78%	$8,782	$86	3.89%
Certificates of deposit	639,411	5,792	3.59%	734,007	9,753	5.27%

Total interest-bearing deposits	644,310	5,814	3.58%	742,789	9,839	5.26%
Short-term borrowings	65	—	2.55%	11,293	201	6.96%
Repurchase agreements	30,000	386	5.03%	40,000	492	4.81%
FHLB advances	461,993	5,296	4.55%	595,760	7,084	4.72%
Junior subordinated notes payable	36,084	462	5.08%	46,393	940	8.04%

Total interest-bearing liabilities	1,172,452	11,958	4.05%	1,436,235	18,556	5.13%

Noninterest-bearing deposits	1,196			1,289
Other liabilities	6,655			18,270

Total liabilities	1,180,303			1,455,794
Stockholders’ equity	148,761			158,304

Total liabilities and stockholders’ equity	$1,329,064			$1,614,098

Net interest income		$7,627			$7,943

Net interest spread			1.93%			1.57%
Net interest margin			2.36%			2.04%

(1)	Our policy is to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.
(2)	Interest income on loans includes the accretion of deferred loan fees of $404 and $676, respectively, for the three months ended September 30, 2008 and 2007.

	Nine months ended September 30, 2008			Nine months ended September 30, 2007
	Average Balance	Interest	Annualized Yield/Rate	Average Balance	Interest	Annualized Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage-backed securities	$366,597	$14,538	5.21%	$451,384	$17,711	5.17%
Loans(1)(2)	961,176	48,074	6.57%	1,064,367	59,277	7.34%
Federal funds and other investments	34,898	771	2.90%	36,001	1,357	4.97%

Total interest-earning assets	1,362,671	63,383	6.11%	1,551,752	78,345	6.66%

Noninterest-earning cash	561			554
Allowance for loan losses	(21,959)			(8,497)
Other assets	67,938			73,672

Total assets	$1,409,211			$1,617,481

Interest-Bearing Liabilities:
Interest-bearing deposits:
Savings, NOW and money market accounts	$5,461	$87	2.12%	$10,225	$306	4.00%
Certificates of deposit	639,705	19,931	4.15%	768,752	29,687	5.16%

Total interest-bearing deposits	645,166	20,018	4.13%	778,977	29,993	5.15%
Short-term borrowings	22	—	2.55%	9,978	537	7.10%
Repurchase agreements	34,074	1,277	4.92%	40,000	1,460	4.81%
FHLB advances	532,260	17,956	4.49%	565,300	19,966	4.72%
Junior subordinated notes payable	36,306	1,632	5.99%	46,393	2,786	8.03%

Total interest-bearing liabilities	1,247,828	40,883	4.36%	1,440,648	54,742	5.08%

Noninterest-bearing deposits	1,302			1,327
Other liabilities	9,151			16,862

Total liabilities	1,258,281			1,458,837
Stockholders’ equity	150,930			158,644

Total liabilities and stockholders’ equity	$1,409,211			$1,617,481

Net interest income		$22,500			$23,603

Net interest spread			1.75%			1.58%
Net interest margin			2.20%			2.03%

(1)	Our policy is to discontinue the accrual of interest on loans that are over 90 days past due, or at any time when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.
(2)	Interest income on loans includes the accretion of deferred loan fees of $1.3 million and $1.6 million, respectively, for the nine months ended September 30, 2008 and 2007.

Interest income on mortgage-backed securities was $4.6 million for the third quarter of 2008, compared with $5.8 million for the third quarter of 2007. For the nine months ended September 30, 2008, interest income on mortgage-backed securities totaled $14.5 million, as compared with $17.7 million for the nine months ended September 30, 2007. Interest income decreased as average investment balances for the three and nine months ended September 30, 2008, declined from the 2007 periods by $104.6 million and $84.8 million, respectively. Our investment balances have decreased as we have not purchased mortgage-backed securities during 2008 to offset principal repayments and security sales. The weighted average yield on mortgage-backed securities for the three and nine months ended September 30, 2008 was above the yields for the corresponding 2007 periods by 19 basis points and four basis points, respectively. Principal repayments on the mortgage-backed securities have slowed, thus extending the expected average lives of the securities. Accordingly, the premium amortization has been reduced resulting in an increased average yield.

Interest income on loans was $14.8 million for the quarter ended September 30, 2008, compared with $20.2 million for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, loan interest income totaled $48.1 million, as compared with $59.3 million for the nine months ended September 30, 2007. Loan interest income decreased as average loans for the three and nine months ended September 30, 2008, were below the corresponding 2007 periods by $149.5 million and $103.2 million, respectively. Our average loan yields for the three and nine months ended September 30, 2008 declined from the 2007 periods by 110 basis points and 77 basis points, respectively. Our loan yield has declined due to a lower interest rate environment and an increase in our nonperforming loans as accrued and unpaid interest is reversed from interest income when a loan is placed on nonaccrual.

Interest expense on deposits was $5.8 million for the quarter ended September 30, 2008, compared with $9.8 million for the quarter ended September 30, 2007. Interest expense on deposits for the first nine months of 2008 totaled $20.0 million, compared with $30.0 million for the first nine months of 2007. The decrease in interest expense during 2008 was due to reductions in the average cost of deposits and average deposit balances. The average cost of our interest-bearing deposits for the three and nine months ended September 30, 2008, was below the corresponding 2007 periods by 168 basis points and 102 basis points, respectively. The average cost of deposits has declined as higher-costing certificates of deposits have matured and new certificates of deposit have been obtained at significantly lower market interest rates. Average interest-bearing deposits for the three and nine months ended September 30, 2008 were below the 2007 periods by $98.5 million and $133.8 million, respectively, as we have not required additional funding due to the reduction in total assets. Due to a reduction in our FHLB borrowing availability, we anticipate increasing our reliance on wholesale deposits.

Average short-term borrowings for the three and nine months ended September 30, 2008, were $65,000 and $22,000, respectively, and consisted of federal funds purchased. For the three and nine months ended September 30, 2007, interest expense on short-term borrowings was $201,000 and $537,000, respectively. Our only short-term borrowing in 2007 was pursuant to a $20.0 million revolving line of credit that we terminated March 2008.

Interest expense on repurchase agreements and FHLB advances totaled $5.7 million for three months ended September 30, 2008, compared with $7.6 million for three months ended September 30, 2007. For the nine months ended September 30, 2008, interest on repurchase agreements and FHLB advances totaled $19.2 million, as compared with $21.4 million for the nine months ended September 30, 2007. Average FHLB advances for the three and nine months ended September 30, 2008 were below the 2007 periods by $133.8 million and $33.0 million, respectively. Our FHLB advances declined due to the decrease in total assets and a reduction in our FHLB borrowing availability. The average cost of FHLB advances for the three and nine months ended September 30, 2008, was below the 2007 periods by 46 basis points and 22 basis points, respectively. The average FHLB borrowing cost has declined due to the maturity of higher-rate advances and a lower interest rate environment. Interest expense on repurchase agreements was lower in 2008 as compared with 2007 due to the maturity of a $10 million repurchase agreement in the second quarter of 2008. There were no other repurchase agreement transactions during 2007 and 2008.

Interest expense on the junior subordinated notes (these notes were issued in connection with issuance of trust preferred securities by non-consolidated subsidiaries) was $0.5 million for the third quarter of 2008, compared with $0.9 million for the third quarter of 2007. For the nine months ended September 30, 2008, interest expense on junior subordinated notes payable was $1.6 million, compared with $2.8 million for the first nine months of 2007. The reduction in interest expense on these notes was due to our redemption in January 2008 at par of $10.3 million of the notes bearing interest at the rate of 3.65% over the 3-month LIBOR and the lower interest rates on the notes. The redemption of notes reduced our average borrowings for the three and nine months ended September 30, 2008 by $10.3 million and $10.1 million, respectively. The interest rates on the notes are reset on a quarterly basis at various spreads to 3-month LIBOR, which has declined significantly over the prior year. As a result, the weighted average cost of the notes for the three and nine months ended September 30, 2008, were below the 2007 periods by 296 basis points and 204 basis points, respectively.

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

We recorded a provision for loan losses of $22.8 million for the three months ended September 30, 2008, compared with a provision for loan losses of $1.2 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, our provision for loan losses was $27.6 million, compared with a provision of $2.0 million for the corresponding 2007 period. We increased the provision for loan losses for the third quarter of 2008 primarily due to declining valuations on the collateral of certain nonperforming real estate loans. For the quarter, we recorded specific loan loss reserves of: (i) $8.0 million on a construction loan with an outstanding principal balance of $18.6 million at September 30, 2008, (ii) $7.3 million on a land loan with an outstanding principal balance of $13.8 million at September 30, 2008, (iii) $2.8 million for a non-real estate secured loan with an outstanding balance of $2.8 million at September 30, 2008, and (iv) $2.0 million for a multifamily loan with an outstanding balance of $8.3 million at September 30, 2008. Additional reserves were also established for the recent loss experience, and the current stress in the economy and real estate markets.

The credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts that are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan losses or that we will not have to increase our allowance for loan losses in the future.

Other (Expense) Income

Other (expense) income for the three and nine months ended September 30, 2008 was $(3.0) million and $(2.1) million, respectively. Other (expense) income for the three and nine months ended September 30, 2007 was $0.4 million and $1.6 million, respectively. The expense during 2008 resulted primarily from impairment charges on the securities portfolio of $3.9 million and $4.1 million for the three and nine months ended September 30, 2008, respectively. In the third quarter of 2008, the Company received a $252,000 distribution on a partnership investment that was previously written-off.

Other Expenses

Compensation and employee benefits expense totaled $1.1 million for the quarter ended September 30, 2008, as compared with $1.9 million for the third quarter of 2007. For the nine months ended September 30, 2008, compensation and employee benefits expense totaled $5.0 million, as compared with $5.7 million for the first nine months of 2007. Bonus expense accrual for the third quarter of 2008 was $69,000 or $748,000 below the bonus expense accrual for the third quarter of 2007, as bonuses for 2008 are expected to be significantly below 2007 levels. Compensation and benefits expense for the first nine months of 2008 were lower than during 2007 due to a staffing reduction in the first quarter of 2008. These lower expenses were partially offset by decreased deferred loan costs due to the decline in loan originations in 2008.

Our legal expenses (included in “Professional fees” in the statement of operations) for the third quarter of 2008 were $166,000, compared with $108,000 in the third quarter of 2007. Legal expenses for the first nine months of 2008 were $583,000, as compared with $362,000 for the first nine months of 2007. Legal expenses were higher in the third quarter of 2008 as a result of managing the increase in nonperforming loans. Legal costs for the first nine months of 2008 also included expenses related to litigation with Merrill Lynch Mortgage Capital Inc. regarding our former loan servicing subsidiary Wilshire Credit Corporation, which was resolved in the first quarter of 2008.

Loan expenses were $185,000 for the third quarter of 2008, as compared with $37,000 for the third quarter of 2007. Loan expenses for the first nine months of 2008 and 2007 were $406,000 and $119,000, respectively. Loan expenses have increased during 2008 due to costs associated with the increased number of nonperforming loans and loans in the process of foreclosure.

Insurance expense for the third quarter of 2008 was $312,000, as compared with $167,000 for the third quarter of 2007. For the first nine months of 2008, insurance expense was $617,000, as compared with $486,000 for the corresponding 2007 period. Our insurance costs have increased in 2008 as the directors and officers liability coverage was renewed during the second quarter at a one-year premium of $1.0 million, as compared with premiums of $271,000 for the prior one-year period. As a result, the directors and officers insurance expense for the third quarter of 2008 was $258,000, or $190,000 higher than the third quarter of 2007.

Real estate owned expense for the third quarter of 2008 was a credit of $1.3 million, as compared with an expense of $50,000 for the third quarter of 2007. Real estate owned expense for the first nine months of 2008 was a credit of $1.3 million, as compared with a $410,000 expense for the 2007 period. In the third quarter of 2008, we sold a foreclosed property and realized a gain of $1.9 million on the sale. This gain was partially offset by writedowns of $464,000 on two other foreclosed properties.

Other general and administrative expenses for the third quarter of 2008 were $319,000, compared with $188,000 for the third quarter of 2007. For the first nine months of 2008, other general and administrative expenses were $283,000, as compared with $982,000 for the 2007 period. In the third quarter of 2008, the Company prepaid $45.0 million of FHLB advances and paid prepayment fees totaling $148,000 due to the early repayment of the borrowings. The 2008 year-to-date expense was lower than the 2007 period due to the reversal of a 2007 accrual for indemnification obligations to Merrill Lynch Mortgage Capital Inc. This obligation was incurred in connection with the sale of our former loan servicing subsidiary, Wilshire Credit Corporation, to Merrill Lynch in 2004. The reversal in the second quarter of 2008 was based on a withdrawal of one indemnification claim following a court dismissal of the underlying third-party claim against Wilshire Credit Corporation.

CHANGES IN FINANCIAL CONDITION

General

At September 30, 2008, our total assets were $1.3 billion, a decrease of $197.5 million from total assets as of December 31, 2007. The following discussion summarizes the significant changes in our financial condition for the nine months ended September 30, 2008.

Securities

Our portfolio of mortgage-backed securities available for sale decreased by $97.2 million during the nine months ended September 30, 2008. This decrease was due to principal repayments of $52.5 million and security sales of $21.6 million. A net gain of $46,000 was realized on the sale of the securities in the first quarter of 2008. We purchased no mortgage-backed securities during the first nine months of 2008. We recorded unrealized holding losses on our mortgage-backed securities portfolio of approximately $19.6 million during the first nine months of 2008. Our non-GSE mortgage-backed securities experienced a severe decline in value during 2008 as a result of market illiquidity and widening of spreads. We evaluated our non-GSE mortgage-backed securities and determined that the decline in market value for three securities was other than temporary. Accordingly, we recorded other than temporary impairment charges for those securities of $3.2 million in the third quarter of 2008.

Our other investment securities available for sale (consisting of trust preferred securities and mutual funds) decreased $1.3 million during the nine months ended September 30, 2008. This decrease was due to principal repayments of $0.2 million, mutual fund sales of $0.2 million, and impairment charges of $0.9 million. Due to the significant decline in the market value of a mutual fund and trust preferred security and an illiquid market for the trust preferred security, we determined the impairment was other than temporary.

Our investment securities held to maturity declined $9.8 million during the nine months ended September 30, 2008, as our two callable securities were redeemed in March 2008 and April 2008.

The following table sets forth our holdings of securities as of the dates indicated:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Available for sale, at fair value:
GSE mortgage-backed securities	$167,174	$216,542
AAA mortgage-backed securities	144,161	191,740
Other mortgage-backed securities	5,354	5,593
Trust preferred securities	470	1,210
Mutual funds	5,141	5,731

Total available for sale	322,300	420,816
Held to maturity:
Agency securities (fair value of $—and $10,147)	—	9,809

Total mortgage-backed and investment securities	$322,300	$430,625

The amortized cost and fair value of our securities, by contractual maturity, are shown below as of September 30, 2008:

	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Due in five to ten years	$15,177	$14,275	4.44%
Due after ten years	323,848	302,884	5.42%
Mutual funds	5,119	5,141	4.35%

Total	$344,144	$322,300	5.36%

The following tables show the gross unrealized losses and fair value of our securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2008
GSE mortgage-backed securities	$14,606	$92	$7,832	$69	$22,438	$161
AAA and other mortgage-backed Securities	99,684	17,898	35,103	5,697	134,787	23,595
Trust preferred securities	—	—	—	—	—	—
Mutual funds	—	—	—	—	—	—

Total	$114,290	$17,990	$42,935	$5,766	$157,225	$23,756

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2007
GSE mortgage-backed securities	$39,585	$168	$46,388	$732	$85,973	$900
AAA and other mortgage-backed Securities	42,832	343	134,686	2,409	177,518	2,752
Mutual funds	—	—	1,908	92	1,908	92

Total	$82,417	$511	$182,982	$3,233	$265,399	$3,744

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

As of September 30, 2008, for our available-for-sale securities that are in unrealized loss positions, we have the ability and intent to hold the securities until they mature, at which time we expect to receive full value for the securities. These unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2008 and December 31, 2007, we believe the unrealized losses shown in the table above are temporary, and as a result, no impairment loss has been recognized in our consolidated statements of operations. In the third quarter of 2008, we concluded that the impairment on five investment securities not in the table above was other than temporary, and we recorded impairment charges of $3.9 million to writedown the securities to their fair value.

At September 30, 2008 and December 31, 2007, securities with amortized cost of $326.8 million and $382.1 million, respectively, and market values of $305.9 million and $380.3 million, respectively, were pledged to secure FHLB advances, repurchase agreements and public deposits.

Loans

Our loan portfolio, net of discounts and allowances, decreased by $112.0 million during the nine months ended September 30, 2008. The loan portfolio declined as loan repayments of $135.4 million exceeded our loan fundings of $53.1 million. Loan fundings in the first nine months of 2008 consisted of $32.0 million in construction loans, $15.8 million in commercial real estate loans and $5.3 million in multifamily loans. All of the construction loan fundings, and $10.8 million of the other loan fundings, were pursuant to commitments existing at December 31, 2007. During 2008, we have not originated any new construction loans and originated $10.3 million of commercial real estate and multifamily loans. At September 30, 2008, we had outstanding commitments to fund $42.7 million of construction loans and $25.0 million in new commercial and multifamily loans.

Following is a summary of our loan portfolio as of the dates indicated:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Single-family residential	$15,464	$16,938
Multifamily residential	255,818	313,154
Commercial real estate	496,337	503,086
Construction	135,175	153,178
Other	5,734	14,731

Loan portfolio principal balance	908,528	1,001,087
Net premium and deferred fees	626	743
Allowance for loan losses	(41,216)	(21,882)

Total loan portfolio, net	$867,938	$979,948

The following table summarizes the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$21,529	$8,488	$21,882	$7,977
Provision for loan losses	22,839	1,182	27,600	2,028
Charge-offs	(3,152)	(30)	(8,268)	(384)
Recoveries	3	7	12	30
Amortization of fresh-start adjustment	(3)	(3)	(10)	(7)

Balance, end of period	$41,216	$9,644	$41,216	$9,644

Loan charge-offs in the third quarter of 2008 consisted of $3.1 million for a loan transferred to real estate owned.

The following table sets forth the delinquency status of our loans as of the dates indicated:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Balance of delinquent loans:
31-60 days	$322	$31,457
61-90 days	21,128	4,663
91 days or more(1)	44,992	20,934

Total delinquent loans	$66,442	$57,054

Delinquent loans as a percentage of total loan portfolio:
31-60 days	0.0%	3.1%
61-90 days	2.3	0.5
91 days or more(1)	5.0	2.1

Total	7.3%	5.7%

(1)	All loans delinquent over 90 days were on nonaccrual status.

At September 30, 2008, nonaccrual loans totaled $75.5 million and primarily consisted of construction loans of $36.8 million, commercial real estate loans of $25.5 million and multifamily loans of $8.3 million. Nonaccrual loans included $45.0 million of loans that were past due more than 90 days, $20.1 million of loans that were past due 31-90 days, and $10.4 million of loans that were past due less than 31 days.

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

At September 30, 2008, we classified $86.0 million of our loans as impaired, compared with $33.2 million at December 31, 2007. Specific reserves on impaired loans amounted to $28.6 million at September 30, 2008 and $11.6 million at December 31, 2007. During the nine months ended September 30, 2008 and 2007, gross interest income that would have been recorded on impaired loans, had they performed in accordance with their original terms, totaled $3.0 million and $2.2 million, respectively. Of this amount, actual interest recognized on impaired loans, on a cash basis, was $1.0 million and $0.8 million, respectively.

Real Estate Owned

Real estate owned increased by $1.0 million during the nine months ended September 30, 2008. In the third quarter of 2008, we foreclosed on two properties totaling $1.5 million. These two properties were subsequently written down by $0.5 million during the quarter due to a reduction in the value of the properties. We also sold a $1.3 million property during the third quarter and realized a $1.9 million gain on the sale.

Deposits

Deposits increased by $30.0 million during the nine months ended September 30, 2008. We increased our utilization of brokered CDs during the third quarter of 2008 due to the maturity and early payoff of FHLB advances. The weighted average cost of our deposits was 3.43% at September 30, 2008, compared with 4.88% at December 31, 2007. The weighted average cost of deposits has declined as maturing CDs have been replaced with lower cost CDs due to a lower interest rate environment.

Repurchase Agreements

Repurchase agreements decreased by $10.0 million during the nine months ended September 30, 2008 due to the maturity of one borrowing. The weighted-average cost of our repurchase agreements at September 30, 2008 was 5.03%, compared with 4.81% at December 31, 2007. We did not enter into any new repurchase agreements during the first nine months of 2008.

FHLB Advances

FHLB advances decreased by $181.0 million during the nine months ended September 30, 2008. This decrease reflects $323.0 million in payoffs of advances, partially offset by $142.0 million in new advances. In the third quarter of 2008, $45.0 million of advances were paid off prior to the maturity date due to a reduction in our FHLB borrowing limit and changes to borrowing margins on our pledged collateral.

The FHLB has authorized a borrowing limit for total FHLB advances of 35% of the Bank’s total assets as of the previous quarter-end. Accordingly, our FHLB borrowing limit decreases as the Bank’s total assets are reduced. In August 2008, the FHLB completed a credit review of the Bank, and as a result lowered the Bank’s borrowing limit from 45% to 35% of the Bank’s total assets, decreased the Bank’s borrowing margin on various types of loans and securities pledged as collateral, and limited new advances to maturities of one year or less. As of September 30, 2008, the Company had unused FHLB borrowing capacity of $36.3 million and available collateral of $1.8 million.

Junior Subordinated Notes

Our junior subordinated notes decreased from $46.4 million at December 31, 2007 to $36.1 million at September 30, 2008. This decrease was due to the redemption in January 2008 at par of $10.3 million of notes bearing interest at the rate of 3.65% over the 3-month LIBOR. At September 30, 2008, the weighted average rate paid on our junior subordinated notes was 5.22% per annum.

REGULATORY CAPITAL REQUIREMENTS

Bank holding companies, such as BHBC, and FDIC-insured banks, such as FBBH, are required to meet certain minimum regulatory capital requirements. At September 30, 2008, BHBC and FBBH met all applicable regulatory capital requirements and FBBH was “well capitalized,” as defined under applicable regulations.

The following table sets forth the regulatory standards for well capitalized and adequately capitalized institutions and capital ratios for BHBC and FBBH at September 30, 2008.

Regulatory Capital Ratios

			Amount Required
	Actual		For Capital Adequacy Purposes			To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
BHBC
Total capital to risk-weighted assets (Risk-based capital)	$157,999	16.83%	$75,094	≥	8.00%	Not Applicable
Tier 1 capital to risk-weighted assets	145,892	15.54%	37,547	≥	4.00%	Not Applicable
Tier 1 leverage ratio	145,892	11.14%	52,387	≥	4.00%	Not Applicable
FBBH
Total capital to risk-weighted assets (Risk-based capital)	$136,220	14.68%	$74,211	≥	8.00%	$92,764	≥	10.00%
Tier 1 capital to risk-weighted assets	124,284	13.40%	37,105	≥	4.00%	55,658	≥	6.00%
Tier 1 leverage ratio	124,284	9.57%	51,947	≥	4.00%	64,934	≥	5.00%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the measurement of an entity’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, originate loans, fund investments, purchase pools of loans, and make payments for general business purposes.

Our sources of liquidity include wholesale and retail deposits, FHLB advances (up to 35% of the Bank’s total assets as of the previous quarter-end), repurchase agreements, unsecured federal funds lines with various correspondent banks, repayments of loans and mortgage-backed securities, and net interest income. We manage our liquidity on a daily basis, and our Board of Directors periodically reviews our liquidity. This process is intended to ensure the maintenance of sufficient funds to meet our operating needs. We believe that, based on our current and expected asset size, capital levels, and organizational infrastructure, there will be sufficient available liquidity to meet our operating needs for the foreseeable future.

At September 30, 2008, we had $661.8 million of CDs. Scheduled maturities of CDs during the 12 months ending September 30, 2009 and thereafter amounted to $524.8 million and $137.0 million, respectively. Wholesale deposits generally are more responsive to changes in interest rates than core deposits, and thus are more likely to be withdrawn by the investor upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management continues its effort to reduce our exposure to interest rate changes by utilizing funding sources whose repricing characteristics more closely match those of our interest-earning assets.

We are party to various contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents our future financial obligations, including anticipated interest payments, outstanding as of September 30, 2008:

	Payments due within time period at September 30, 2008
	0-12 Months	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$538,492	$139,769	$212	$—	$678,473
Repurchase agreements	30,186	—	—	—	30,186
Operating leases	427	890	922	426	2,665
FHLB advances	200,439	205,347	50,528	—	456,314
Junior subordinated notes payable to trust	1,882	3,764	3,764	76,447	85,857
Commitments to originate loans	67,719	—	—	—	67,719

Total	$839,145	$349,770	$55,426	$76,873	$1,321,214

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

ALCO is authorized to utilize off-balance sheet financial techniques to assist in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the “notional amount”) for a specified period without the exchange of the underlying principal amount. At September 30, 2008, we were not a party to any swap agreement or other off-balance sheet financial instrument.

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

The following table quantifies the potential changes in our NPV at September 30, 2008, should interest rates increase or decrease by 100 to 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
Change in Rates
+ 300bp	$94,728	$(34,631)	(27)%	7.65%	(229	) bp
+ 200bp	104,104	(25,255)	(20)	8.28	(166	) bp
+ 100bp	115,652	(13,707)	(11)	9.05	(89	) bp
0bp	129,359	—	—	9.94	—
- 100bp	140,501	11,142	9	10.63	69	bp
- 200bp	149,448	20,089	16	11.16	122	bp
- 300bp	156,227	26,868	21	11.52	158	bp

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

Another tool we use to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table summarizes the scheduled maturities or repricing of our assets and liabilities based on their contractual terms as of September 30, 2008.

	Within Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$29,022	$—	$—	$—	$29,022
Mortgage-backed and other investment securities	73,714	40,620	16,432	191,534	322,300
Single-family residential loans	7,659	939	844	6,022	15,464
Multifamily residential loans	157,713	38,533	45,994	13,578	255,818
Commercial real estate loans	255,115	131,961	81,548	27,713	496,337
Construction loans	135,175	—	—	—	135,175
Other loans	5,459	15	—	260	5,734
Other assets(1)	—	—	—	42,750	42,750

Total assets	663,857	212,068	144,818	281,857	1,302,600

Liabilities:
Noninterest-bearing deposits	—	—	—	1,128	1,128
Savings, NOW and money market accounts(2)	4,598	—	—	—	4,598
Certificates of deposit	524,770	136,782	211	—	661,763
Repurchase agreements	30,000	—	—	—	30,000
FHLB advances	185,000	195,000	50,000	—	430,000
Junior subordinated notes payable	36,084	—	—	—	36,084
Other liabilities	—	—	—	11,144	11,144

Total liabilities	780,452	331,782	50,211	12,272	1,174,717

(Deficiency) excess of assets over liabilities	$(116,595)	$(119,714)	$94,607	$269,585	$127,883

Cumulative (deficiency) excess	$(116,595)	$(236,309)	$(141,702)	$127,883

Cumulative (deficiency) excess as a percent of total assets	(8.95)%	(18.14)%	(10.88)%	9.82%

(1)	Includes unamortized premium on loans and allowance for loan losses.
(2)	Excludes $12.4 million of money market deposits held by BHBC and WFC, Inc., an affiliated company. These deposits are eliminated in consolidation and are not reflected in the consolidated statement of financial condition.

ITEM 4.	CONTROLS AND PROCEDURES

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

Beverly Hills Bancorp Inc. held its annual meeting of shareholders on October 30, 2008. A brief description of the matter voted on and the results of the shareholder voting are set forth below:

	For	Withheld
Election of a Board of Directors to serve until the next annual meeting:
Howard Amster	14,658,998	1,189,108
Larry B. Faigin	14,739,743	1,108,363
Stephen P. Glennon	11,108,453	4,739,653
Kathleen L. Kellogg	14,620,922	1,227,184
William D. King	13,748,689	2,099,417

Item 5.	Other Information.

Nothing to report.

Item 6.	Exhibits

3.2	Fourth Amended and Restated Bylaws

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY HILLS BANCORP INC.
Date: November 10, 2008

	By:	/s/ LARRY B. FAIGIN
Larry B. Faigin
Chief Executive Officer

	By:	/s/ TAKEO K. SASAKI
Takeo K. Sasaki
Chief Financial Officer